Form 10-Q
period 1993-12-31
SYMMETRICOM INC
filed 1994-01-20
CIK 82628

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      SYMMETRICOM, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                        December 31,  June 30,
                                                           1993         1993
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  12,763  $  18,232
  Accounts receivable                                       11,300     10,905
  Inventories                                               19,997     12,937
  Other current assets                                       1,381        216
                                                         _________  _________
    Total current assets                                    45,441     42,290

Property, plant and equipment, net                          15,787     15,942
Other assets, net                                            2,813        722
                                                         _________  _________
                                                         $  64,041  $  58,954
                                                         _________  _________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   4,615  $   2,914
  Accrued liabilities                                        8,991      9,986
  Current maturities of long-term debt                          44         42
                                                         _________  _________
    Total current liabilities                               13,650     12,942

Long-term debt, less current maturities                      5,842      5,865
Deferred rent                                                  517        604
Deferred income taxes                                        2,016      1,441

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued-none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 13,908
     and 13,728 shares                                      14,457     13,936
  Retained earnings                                         27,559     24,166
                                                         _________  _________
    Total shareholders' equity                              42,016     38,102
                                                         _________  _________
                                                         $  64,041  $  58,954
                                                         _________  _________

The accompanying notes are an integral part of these consolidated financial statements.


                      SYMMETRICOM, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three months ended   Six months ended
                                          December 31,        December 31,
                                         1993      1992      1993      1992

Net sales                             $ 25,011  $ 21,646  $ 49,045  $ 42,762
Cost of sales                           14,200    13,050    27,814    26,601
                                      ________  ________  ________  ________
    Gross profit                        10,811     8,596    21,231    16,161
Operating expenses:
  Research and development               3,100     1,898     6,059     3,695
  Selling, general and
   administrative                        5,309     4,818    10,342     8,930
                                      ________  ________  ________  ________
    Operating income                     2,402     1,880     4,830     3,536
Interest income                             55        85       159       189
Interest expense                          (150)     (152)     (302)     (304)
                                      ________  ________  ________  ________
    Earnings before income taxes         2,307     1,813     4,687     3,421
Income taxes                               637       346     1,294       653
                                      ________  ________  ________  ________
    Net earnings                      $  1,670  $  1,467  $  3,393  $  2,768
                                      ________  ________  ________  ________

Net earnings per common and common
 equivalent share                     $    .11  $    .10  $    .22  $    .19

Weighted average common and common
 equivalent shares outstanding          15,421    14,986    15,510    14,633


The accompanying notes are an integral part of these consolidated financial statements.


                      SYMMETRICOM, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                           Six months ended
                                                             December 31,
                                                          1993        1992

Cash flows from operating activities:
  Cash received from customers                         $  49,238    $  43,250
  Cash paid to suppliers and employees                   (49,977)     (37,204)
  Interest received                                          163          187
  Interest paid                                             (302)        (304)
  Income taxes paid                                         (771)        (958)
                                                       _________    _________
    Net cash provided by (used for)
     operating activities                                 (1,649)       4,971
                                                       _________    _________
Cash flows from investing activities:
  Purchase of Navstar                                     (2,012)
  Capital expenditures, net                               (1,865)      (1,933)
  Disposition (acquisition) of other assets                 (443)          33
                                                       _________    _________
    Net cash used for investing activities                (4,320)      (1,900)
                                                       _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                                (21)         (19)
  Proceeds from issuance of common stock                     521        1,155
                                                       _________    _________
    Net cash provided by financing activities                500        1,136
                                                       _________    _________
    Net increase (decrease) in cash and cash
     equivalents                                          (5,469)       4,207
    Cash and cash equivalents at beginning of period      18,232       10,146
                                                       _________    _________
    Cash and cash equivalents at end of period         $  12,763    $  14,353
                                                       _________    _________

Reconciliation of net earnings to net cash provided
  by operating activities:
  Net earnings                                         $   3,393    $   2,768
  Adjustments (net of effects of Navstar purchase):
    Depreciation and amortization                          2,663        2,299
    Net deferred income taxes                               (205)
    Decrease (increase) in accounts receivable               (83)         497
    (Increase) in inventories                             (6,616)      (1,370)
    Decrease (increase) in other current assets             (385)           1
    Increase (decrease) in accounts payable                  666         (104)
    Increase (decrease) in accrued liabilities              (995)         934
    (Decrease) in deferred rent                              (87)         (54)
                                                       _________    _________
    Net cash provided by (used for) operating
    activities                                         $  (1,649)   $   4,971
                                                       _________    _________

The accompanying notes are an integral part of these consolidated financial statements.

                      SYMMETRICOM, INC. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein have been prepared by Symmetricom, Inc., formerly known as Silicon General, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

      In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1993, the results of operations for the three and six month periods then ended and cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Fiscal Period. Fiscal years 1994 and 1993 consist of 53 and 52 weeks, respectively. The fiscal 1994 and 1993 first quarters consist of fourteen and thirteen weeks, respectively.

3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                          December 31,        June 30,
                                              1993              1993
                                                 (In thousands)
      Raw materials                       $   9,784          $  4,115
      Work-in-progress                        5,938             5,424
      Finished goods                          4,275             3,398
                                          _________          ________
                                          $  19,997          $ 12,937
                                          _________          ________

4. Acquisition. In August 1993, the Company acquired, in a purchase transaction, substantially all the assets and certain liabilities of Navstar Limited and its U.S. affiliate (collectively "Navstar") for $3,047,000. The Company paid $2,012,000 in cash, $1,756,000 for technology, $36,000 for net tangible assets and $220,000 for acquisition expenses. Net tangible assets included substantially all tangible assets, $1,071,000, and assumed tangible liabilities of $1,035,000. The operating results of Navstar have been included in the consolidated statements of operations since the date of acquisition and are not material in relation to consolidated operations. Unaudited pro forma combined results of operations of the Company for the year ended June 30, 1993, assuming the acquisition of Navstar had occurred on July 1, 1992, are as follows: net sales, $90,342,000, net earnings, $5,052,000, and net earnings per common and common equivalent share, $.34.

5. Litigation. On January 11, 1994, a complaint was filed in the United States District Court for the Northern District of California against the Company, three of its officers and two unaffiliated parties, by one of the Company's shareholders. The complaint requests that the court certify a class of plaintiffs consisting of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint.

	The Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action.

6. Reclassifications. Certain 1993 balances have been reclassified to conform to the 1994 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital increased by $2.5 million to $31.8 million at December 31, 1993 from $29.3 million at June 30, 1993, while the current ratio remained at 3.3 to 1.0. During the same period, cash and cash equivalents decreased by $5.4 million to $12.8 million from $18.2 million. The decrease was primarily due to $1.6 million used for operating activities, $2.0 million used for the acquisition of Navstar and $1.9 million used for capital expenditures. Net cash used for operating activities included approximately $5.0 million for the stockpiling of certain electronic components for Telecom Solutions due to the possible shortage of epoxy resin used in the manufacture of these components. At December 31, 1993, the Company had no outstanding borrowings under its $7.0 million bank line of credit.

      The Company believes that cash and cash equivalents, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At December 31, 1993, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

      Net sales increased in the second quarter of fiscal 1994 by 16% to $25.0 million from $21.6 million in the second quarter of fiscal 1993, and in the first half of fiscal 1994 by 14% to $49.0 million from $42.8 million in the first half of fiscal 1993. The sales increases were principally due to higher unit shipments in the Company's Linfinity Microelectronics Inc. (LMI) operation and to the net sales of Navstar which was acquired by the Company in August 1993.

                                 Three months           Six months
                                     ended                ended
                                 December 31,          December 31,
                                 1993    1992  Change  1993    1992   Change
Net sales data* (In millions):
Telecom Solutions:
  Synchronization               $10.8   $11.8   (8%)   $23.0   $22.5    2%
  IDST                            1.5      .9   67%      3.0     2.5   20%
  Analog                          1.6     1.3   23%      2.5     2.9  (14%)
  Navstar                         1.2                    2.0
                                _____   _____          _____   _____
                                 15.2    14.0    9%     30.4    27.9    9%
  LMI                             9.9     7.6   30%     18.7    14.8   26%
                                _____   _____          _____   _____
                                $25.0   $21.6   16%    $49.0   $42.8   14%
                                _____   _____          _____   _____

* May not add due to rounding.

      Telecom Solutions' net sales are highly dependent on obtaining large orders of which there is no assurance. Furthermore, the timing of the receipt and shipment of any such orders may result in a significant fluctuation of net sales from quarter to quarter.

      The gross profit margin, as a percentage of net sales, increased to 43% in the second quarter and the first half of fiscal 1994 compared to 40% and 38% in the corresponding periods of fiscal 1993. The increase in the gross profit margin percentage resulted primarily from higher unit volume and improved manufacturing efficiencies in LMI which more than offset lower gross margins in Telecom Solutions due to a shift to lower margin products and decreased manufacturing efficiency. Future gross profit margins will largely depend on product mix and manufacturing efficiencies.

      Research and development expenses increased to $3.1 million and $6.1 million in the second quarter and first half of fiscal 1994, respectively, representing increases of 63% and 65%, compared to $1.9 million and $3.7 million in the corresponding periods of fiscal 1993. The growth in research and development expenses was due to increased development of new products and enhancement of existing products in both Telecom Solutions and LMI.

      Selling, general and administrative expenses increased to $5.3 million and $10.3 million in the second quarter and first half of fiscal 1994, respectively, representing increases of 10% and 16%, compared to $4.8 million and $8.9 million in the corresponding periods of fiscal 1993. The increases were due to higher selling expenses associated with higher sales and increased emphasis on marketing and sales support.

      The Company's effective tax rate was 28% in the second quarter and first half of fiscal 1994 compared to 19% in the corresponding periods of fiscal 1993 and 22% for all of fiscal 1993. The increase in the fiscal 1994 tax rate was due to the Company's expectation that a lower percentage of the Company's income will be derived from its Puerto Rico operation in fiscal 1994 than in fiscal 1993. The provisions of the Omnibus Budget Reconciliation Act of 1993
(Act) are not expected to have a material effect on the Company's financial position or its results of operations in fiscal 1994. However, certain provisions of the Act may result in less favorable tax treatment for its Puerto Rico operations in future years.

      Net earnings in the second quarter of fiscal 1994 increased to $1.7 million or $.11 per share from $1.5 million or $.10 per share in the same quarter of fiscal 1993. Net earnings in the first half of fiscal 1994 increased to $3.4 million or $.22 per share from $2.8 million or $.19 per share in the same period of fiscal 1993.

      The Company's future earnings and stock price may be subject to significant volatility. Any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II.  OTHER INFORMATION

Item 1.    Litigation

           On January 11, 1994, a complaint was filed in the United States District Court for the Northern District of California against the Company, three of its officers and two unaffiliated parties, by one of the Company's shareholders. The complaint requests that the court certify a class of plaintiffs consisting of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint.

           The Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)      The Company's Annual Meeting of Shareholders was held on October
           21, 1993.

  (b)      All director candidates, William D. Rasdal, Allen M. Peterson, Paul
           N. Risinger and Robert M. Wolfe, were duly elected.

  (c)(i)   The votes for the director candidates were as follows:

           Nominee                Votes For      Votes Withheld
           William D. Rasdal      12,031,508        665,235
           Allen M. Peterson      12,034,720        662,023
           Paul N. Risinger       12,035,052        661,691
           Robert M. Wolfe        12,030,920        665,823
           There were no abstentions or broker non-votes with respect to election of directors.

  (c)(ii) The shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company to Symmetricom, Inc. The vote was 12,242,806 for, 331,084 against and 122,853 abstaining.

  (c)(iii) The shareholders approved Article III, Section 15, of the Company's Bylaws to provide that the Company may, upon the approval of its Board of Directors, make loans to officers of the Company. The vote was 6,931,938 for, 1,849,701 against and 136,993 abstaining, with 3,778,111 broker non-votes.

  (c)(iv) The shareholders ratified loans of $95,000 and $10,000 made by the Company in April 1993 and January 1993, respectively, to an officer of the Company. The vote was 7,303,022 for, 1,374,926 against and 240,684 abstaining, with 3,778,111 broker non-votes.

  (c)(v) The shareholders ratified the appointment of Deloitte & Touche as the Company's independent auditors for the current fiscal year. The vote was 12,608,134 for, 14,185 against and 74,424 abstaining.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits

           None

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1993.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  January 20, 1994                   By: /s/J. Scott Kamsler
                                             _____________________________
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer)