Form 10-Q
period 1994-03-31
SYMMETRICOM INC
filed 1994-04-15
CIK 82628

SYMMETRICOM, INC. and SUBSIDIARIES

                                  FORM 10-Q


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      SYMMETRICOM, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         March 31,   June 30,
                                                           1994        1993
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  15,792  $  18,232
  Accounts receivable                                       11,777     10,905
  Inventories                                               18,273     12,937
  Other current assets                                       1,366        216
                                                         _________  _________
    Total current assets                                    47,208     42,290

Property, plant and equipment, net                          15,139     15,942
Other assets, net                                            2,667        722
                                                         _________  _________
                                                         $  65,014  $  58,954
                                                         _________  _________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   3,684  $   2,914
  Accrued liabilities                                        8,973      9,986
  Current maturities of long-term debt                          45         42
                                                         _________  _________
    Total current liabilities                               12,702     12,942

Long-term debt, less current maturities                      5,830      5,865
Deferred rent                                                  474        604
Deferred income taxes                                        2,347      1,441

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued-none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 13,976
     and 13,728 shares                                      14,631     13,936
  Retained earnings                                         29,030     24,166
                                                         _________  _________
    Total shareholders' equity                              43,661     38,102
                                                         _________  _________
                                                         $  65,014  $  58,954
                                                         _________  _________



The accompanying notes are an integral part of these consolidated financial statements.


                      SYMMETRICOM, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three months ended  Nine months ended
                                           March 31,           March 31,
                                         1994      1993      1994      1993

Net sales                             $ 24,368  $ 22,067  $ 73,413  $ 64,829
Cost of sales                           14,457    12,937    42,271    39,538
                                      ________  ________  ________  ________
    Gross profit                         9,911     9,130    31,142    25,291
Operating expenses:
  Research and development               2,567     2,258     8,626     5,953
  Selling, general and
   administrative                        5,244     4,730    15,586    13,660
                                      ________  ________  ________  ________
    Operating income                     2,100     2,142     6,930     5,678
Interest income                             83       104       242       293
Interest expense                          (151)     (152)     (453)     (456)
                                      ________  ________  ________  ________
    Earnings before income taxes         2,032     2,094     6,719     5,515
Income taxes                               561       571     1,855     1,224
                                      ________  ________  ________  ________
    Net earnings                      $  1,471  $  1,523  $  4,864  $  4,291
                                      ________  ________  ________  ________

Net earnings per common and common
 equivalent share                     $    .10  $    .10  $    .32  $    .29

Weighted average common and common
 equivalent shares outstanding          15,263    15,333    15,428    14,866



The accompanying notes are an integral part of these consolidated financial statements.


                      SYMMETRICOM, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                          Nine months ended
                                                              March 31,
                                                          1994        1993

Cash flows from operating activities:
  Cash received from customers                         $  73,116    $  63,875
  Cash paid to suppliers and employees                   (69,688)     (55,885)
  Interest received                                          255          284
  Interest paid                                             (453)        (456)
  Income taxes paid                                       (1,324)      (1,157)
                                                       _________    _________
    Net cash provided by operating activities              1,906        6,661
                                                       _________    _________
Cash flows from investing activities:
  Purchase of Navstar                                     (2,012)
  Capital expenditures, net                               (2,463)      (3,360)
  Disposition (acquisition) of other assets                 (534)          17
                                                       _________    _________
    Net cash used for investing activities                (5,009)      (3,343)
                                                       _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                                (32)         (29)
  Proceeds from issuance of common stock                     695        1,523
                                                       _________    _________
    Net cash provided by financing activities                663        1,494
                                                       _________    _________
    Net increase (decrease) in cash and cash
     equivalents                                          (2,440)       4,812
    Cash and cash equivalents at beginning of period      18,232       10,146
                                                       _________    _________
    Cash and cash equivalents at end of period         $  15,792    $  14,958
                                                       _________    _________

Reconciliation of net earnings to net cash provided
  by operating activities:
  Net earnings                                         $   4,864    $   4,291
  Adjustments (net of effects of Navstar purchase):
    Depreciation and amortization                          4,146        3,545
    Net deferred income taxes                                168
    (Increase) in accounts receivable                       (560)        (949)
    (Increase) in inventories                             (4,892)      (1,430)
    Decrease (increase) in other current assets             (412)          49
    (Decrease) in accounts payable                          (265)        (259)
    Increase (decrease) in accrued liabilities            (1,013)       1,512
    (Decrease) in deferred rent                             (130)         (98)
                                                       _________    _________
    Net cash provided by operating activities          $   1,906    $   6,661
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

      In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1994, the results of operations for the three and nine month periods then ended and cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Fiscal Period. Fiscal years 1994 and 1993 consist of 53 and 52 weeks, respectively. The fiscal 1994 and 1993 first quarters consist of fourteen and thirteen weeks, respectively.

3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                          March 31,          June 30,
                                            1994               1993
                                                 (In thousands)
      Raw materials                       $   8,703          $  4,115
      Work-in-progress                        5,060             5,424
      Finished goods                          4,510             3,398
                                          _________          ________
                                          $  18,273          $ 12,937
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital increased by $5.2 million to $34.5 million at March 31, 1994 from $29.3 million at June 30, 1993, while the current ratio increased to
3.7 to 1.0 from 3.3 to 1.0. During the same period, cash and cash equivalents decreased by $2.4 million to $15.8 million from $18.2 million. The decrease was primarily due to $2.0 million used for the acquisition of Navstar and $2.5 million used for capital expenditures, offset by $1.9 million in cash provided by operating activities which was net of an approximate $5.0 million increase in inventory. The inventory increase was substantially due to the purchase of certain components by the Company's Telecom Solutions operation in anticipation of possible shortages. At March 31, 1994, the Company had no outstanding borrowings under its $7.0 million bank line of credit.

      The Company believes that cash and cash equivalents, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At March 31, 1994, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

      Net sales increased in the third quarter of fiscal 1994 by 10% to $24.4 million from $22.1 million in the third quarter of fiscal 1993, and in the first three quarters of fiscal 1994 by 13% to $73.4 million from $64.8 million in the first three quarters of fiscal 1993. The sales increases were principally due to higher unit shipments in the Company's Linfinity Microelectronics Inc. (LMI) operation and to the addition of sales by Navstar which was acquired by the Company in August 1993 for its Telecom Solutions operation.

                                    Three months           Nine months
                                        ended                 ended
                                      March 31,             March 31,
                                    1994    1993  Change  1994    1993  Change

Net sales data* (In millions):
Telecom Solutions                 $ 14.2  $ 14.0    1%  $ 44.5  $ 42.0    6%
LMI                                 10.2     8.0   28%    28.9    22.9   26%
                                  ______  ______        ______  ______
                                  $ 24.4  $ 22.1   10%  $ 73.4  $ 64.8   13%
                                  ______  ______        ______  ______

*May not add due to rounding.

      Telecom Solutions' net sales are highly dependent on obtaining large orders of which there is no assurance. Furthermore, the timing of the receipt and shipment of any such orders may result in a significant fluctuation of net sales from quarter to quarter.

      The gross profit margin, as a percentage of net sales, was 41% in the third quarter of fiscal 1994 and 1993 and increased to 42% in the first three quarters of fiscal 1994 compared to 39% in the corresponding period of fiscal 1993. The gross profit margin percentages were impacted by higher unit volume and improved manufacturing efficiencies in LMI, and by a shift to lower margin products and decreased manufacturing efficiencies in Telecom Solutions.
Future gross profit margins will largely depend on product mix and manufacturing efficiencies.

      Research and development expenses increased to $2.6 million and $8.6 million in the third quarter and first three quarters of fiscal 1994, respectively, representing increases of 13% and 43%, compared to $2.3 million and $6.0 million in the corresponding periods of fiscal 1993. The growth in research and development expenses was due to increased development of new products and enhancement of existing products in both Telecom Solutions and LMI.

      Selling, general and administrative expenses increased to $5.2 million and $15.6 million in the third quarter and first three quarters of fiscal 1994, respectively, representing increases of 11% and 14%, compared to $4.7 million and $13.7 million in the corresponding periods of fiscal 1993. The increases were due to higher selling expenses associated with an increased emphasis on marketing and sales activities.

      The Company's effective tax rate was 28% in the third quarter and first three quarters of fiscal 1994 compared to 27% and 22% in the corresponding periods of fiscal 1993 and 22% for all of fiscal 1993. The increase in the fiscal 1994 tax rate was primarily due to the Company's expectation that a lower percentage of the Company's income will be derived from its Puerto Rico operation in fiscal 1994 than in fiscal 1993. The provisions of the Omnibus Budget Reconciliation Act of 1993 (Act) are not expected to have a material effect on the Company's financial position or its results of operations in fiscal 1994. However, certain provisions of the Act may result in less favorable tax treatment for its Puerto Rico operation in future years.

      Net earnings in the third quarter of fiscal 1994 and 1993 were $1.5 million or $.10 per share. Net earnings in the first three quarters of fiscal 1994 increased to $4.9 million or $.32 per share from $4.3 million or $.29 per share in the same period of fiscal 1993.

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

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

          None

  (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  April 15, 1994                     By: /s/J. Scott Kamsler
                                             _____________________________
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal,
                                          Financial and Accounting Officer)