Form 10-K
period 1994-06-30
SYMMETRICOM INC
filed 1994-09-20
CIK 82628

PART I

ITEM 1.   Business

     Symmetricom, Inc. (the "Company"), formerly Silicon General, Inc., was incorporated in California in 1956. The Company conducts its business through two separate operations, Telecom Solutions and Linfinity Microelectronics Inc. (LMI). Each operates in a different industry segment. Telecom Solutions principally designs, manufactures and markets telecommunications equipment. LMI principally designs, manufactures and markets linear and mixed signal integrated circuits.

Telecom Solutions

     Telecom Solutions products include telecommunications equipment that synchronizes digital telephone offices and networks, as well as the Integrated Digital Services Terminal (IDST) which provides transmission, monitoring and test access for signaling networks and enhanced intelligent digital services.

     Synchronization products consist principally of quartz and rubidium based Digital Clock Distributors (DCDs), which provide highly accurate and uninterruptible clocks that meet the synchronization requirements of digital networks. Telecom Solutions has established itself as a leader in telephone digital network synchronization and has introduced a series of DCDs and related products. These products provide the critical timing that permits telephone companies and private network operators to precisely synchronize such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

     Customer requirements for synchronization are changing as telephone companies are using new transmission technologies. In response, Telecom Solutions developed a new platform, the DCD500 Series, which meets the evolving requirements for more accurate synchronization of networks such as the Synchronous Optical Network (SONET) and the Signaling System Seven
(SS7) network. The DCD500 Series provides new network management functionality and increased monitoring capabilities, and meets the international standards required for deployment in a Synchronous
Digital Hierarchy network. DCD500 Series products were first shipped in fiscal 1994.

     In addition, a platform was developed, the DCD Local Primary Reference (LPR), which provides the ability to cost effectively use Global Positioning System (GPS) and LOng RAnge Navigation (LORAN-C) satellite and land navigation services to provide direct Stratum 1 traceable synchronization at offices equipped with DCD systems. The DCD LPR was introduced in fiscal 1994. Other new products have been developed to increase the functionality of Telecom Solutions existing products. Also, a primary reference clock was designed as Telecom Solutions first Master Clock for telecommunications networks.

     Telecom Solutions synchronization systems are typically priced from $5,000 to $40,000.

     In the first quarter of fiscal 1994, the Company acquired Navstar Limited, a United Kingdom company, and its U.S. affiliate (collectively "Navstar"). Navstar develops and manufactures GPS receivers for the Company's internal use in its synchronization products and for use in the survey positioning and location markets. Navstar products are typically priced from $300 to $10,000.

     The IDST is a network access system designed for use in telephone company central and end offices. Customers deploy the IDST primarily as a transmission, monitoring and test access vehicle for SS7 networks, which provides maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification.
The IDST can also be deployed as an intelligent digital terminal, an intelligent network element providing connectivity between the transport network and customer-serving side of the network. The IDST enhances the network with distributed digital cross-connect functionality and provides subrate, multipoint, test and surveillance capabilities to the subscriber loop.

     IDST systems are typically priced at less than $75,000 for a small system to more than $300,000 for a large system.

Linfinity Microelectronics Inc.

     During July 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to LMI, a newly-formed and wholly-owned subsidiary of the Company. LMI products principally include linear and mixed signal, standard and custom integrated circuits
(ICs) primarily for use in intelligent power management, motion control and signal conditioning applications in the commercial, industrial and defense and space markets. LMI derives a substantial portion of its sales from power management products including pulse width modulators, linear voltage regulators, supervisory circuits and power factor correction ICs. A significant portion of LMI sales is attributable to motion control ICs for the computer disk drive industry. Signal conditioning ICs are a new product line for LMI.

     LMI manufactures linear and mixed signal ICs utilizing bipolar and bipolar complementary metal oxide silicon (BiCMOS) wafer fabrication processes. LMI also sells ICs utilizing CMOS wafer fabrication processes. LMIs new strategy is to develop more market driven standard products which are primarily used in computer and data storage, lighting, automotive, communications and test equipment, instrumentation and defense and space equipment. LMI products are generally priced from $0.30 to $5.00 for commercial and industrial applications, $2.50 to $22.00 for defense applications and $200 to $500 for high reliability defense and space applications.

Industry Segment Data

     Information as to net sales, operating income or loss and identifiable assets attributable to each of the Company's two industry segments for each year in the three year period ended June 30, 1994, is contained in Note N of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report (the "Annual Report"), which
Note is incorporated herein by reference to Excerpts of the Annual
Report.

Marketing

     In the United States, Telecom Solutions markets and sells most of its products through its own sales force to telephone and telecommunications companies. Internationally, Telecom Solutions markets and sells its products through its own sales operation in the United Kingdom and independent sales representatives and distributors elsewhere. In the United States and internationally, LMI sells its products through its own sales force and independent sales representatives to original equipment manufacturers and distributors.

Licensing and Patents

     The Company has several United States patents and patent applications pending covering certain technology used by its Telecom Solutions and LMI operations. In addition, both operations use technology licensed from others. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive advantage. The Company intends to continue its efforts to obtain patents, whenever possible, but there can be no assurance that any patents obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. Additionally, if any of the Company's processes or designs are identified as infringing upon patents held by others, there are no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to the Company.

Manufacturing

     The Telecom Solutions manufacturing process consists primarily of in-house electrical assembly and test performed by the Company's wholly-owned subsidiary in Aguada, Puerto Rico.

     The LMI manufacturing process consists primarily of bipolar and BiCMOS wafer fabrication, component assembly and final test. Its integrated circuits are principally fabricated in the Company's wafer fabrication facility in Garden Grove, California. However, LMI also utilizes outside services to perform certain operations during the fabrication process. In addition, most of LMI integrated circuits utilizing CMOS wafer processes are currently manufactured by outside semiconductor foundries. Component assembly and final test are performed in the Far East by independent subcontract manufacturers or in Garden Grove by employees.

     The Company primarily uses standard parts and components and standardsubcontract assembly and test, which are generally available from multiple sources. The Company, to date, has not experienced any significant delays in obtaining needed standard parts, components and services from its suppliers but there can be no assurance that such problems will not develop in the future. However, the Company maintains a reserve of certain single source components and seeks alternative suppliers where possible as the Company believes that a lack of availability of single source components would have an adverse effect on the Company's operating results.

Backlog

     The Company's backlog was approximately $18,000,000 at June 30, 1994, compared to approximately $18,300,000 at June 30, 1993. Backlog consists of orders which are expected to be shipped within the next twelve months. However, the Company does not believe that current or future backlog levels are necessarily indicative of future operating results. Historically, a substantial portion of Telecom Solutions net sales in any fiscal period have been derived from orders received during that period. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. In addition to its dependence on the timing of the receipt of orders, backlog is dependent on the seasonality of telephone company capital spending and on the cyclical nature of customer demand, particularly for semiconductors.

Key Customers and Export Sales

     No customer accounted for 10% or more of net sales in fiscal years 1994 or 1993. One customer, principally a Telecom Solutions customer, AT&T, accounted for 14% of the Company's net sales in fiscal year 1992. Export sales, primarily to Western Europe, Canada and the Far East, accounted for 18%, 12% and 14% of the Company's net sales in fiscal years 1994, 1993 and 1992, respectively.

Competition

     The businesses in which the Company is engaged are highly competitive. A number of the Company's competitors or potential competitors have been in operation for a much longer period of time than the Company, have greater financial, manufacturing, technical and marketing resources, and are able to or could offer much broader lines of products than are presently marketed by the Company.

     Telecom Solutions competes primarily on product reliability and performance, customer service and, to a lesser extent, price. The Company believes that Telecom Solutions generally competes favorably with respect to these factors.

     LMI competes primarily on price, product reliability and performance, and customer service. The Company believes that LMI generally competes favorably with respect to these factors.

     The Company's ability to compete successfully is dependent upon development or acquisition of new products, continued improvement of existing products, cost effectiveness and market acceptance of the Company's products.

Research and Development

     The Company has actively pursued the application of new technology in the industries in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1994, 1993 and 1992, research and development expenditures were $11,454,000, $8,355,000, and $5,919,000, respectively.
All research and development expenditures were expensed as incurred. At June 30, 1994, 66 engineering and engineering support employees were engaged in development activities. Telecom Solutions focused its development efforts in fiscal year 1994 on new synchronization platforms and related products. New products which conform with the requirements of the SONET and SS7 network as well as the emerging international standards went into production during fiscal year 1994. Telecom Solutions research and development expenditures were $7,821,000, $6,374,000 and $4,600,000 in fiscal years 1994, 1993 and 1992, respectively. LMI focused its development efforts in fiscal year 1994 on improving its design capabilities and bipolar and BiCMOS process technologies, and new product development. New products for use in power management, motion control and signal conditioning applications are currently in the development stage. LMI research and development expenditures were $3,633,000, $1,981,000 and $1,319,000 in fiscal years 1994, 1993 and 1992, respectively. There can, of course, be no assurance that the Company will be able to continue to develop proprietary products which will be accepted in its markets.

Environmental Regulation

     The Company's operations are subject to numerous federal, state and local environmental regulations. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, could require significant capital expenditures, or could subject the Company to significant future liabilities.

Employees

     At June 30, 1994, the Company had 616 employees, including 377 in manufacturing, 92 in engineering and 147 in sales, marketing and administration. At June 30, 1994, Telecom Solutions had 398 employees and LMI had 218 employees. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee performance incentive and stock plans for certain of its employees. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Operating Results and Stock Price Volatility

     Future operating results will largely depend upon the Company's ability to implement new technologies and develop and market new products, changes in product mix and manufacturing efficiencies. Future Telecom Solutions operating results will continue to be highly dependent on receipt of orders during the applicable fiscal period. Future LMI operating results will also be subject to the cyclical nature of the semiconductor industry.

     The Company's future earnings and stock price may be subject to significant volatility. Any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

ITEM 2.  Properties

     The following are the principal facilities of the Company as of June 30, 1994:

                                               Approximate    Owned/Lease
                        Principal              Floor Area      Expiration
Location                Operations              (Sq. Ft.)         Date
________                __________             ___________   ___________

San Jose, California    Corporate Offices,
                        and Telecom Solutions
                        administration,
                        sales, engineering
                        and manufacturing        47,000        July 1997

Aguada, Puerto Rico     Telecom Solutions
                        manufacturing            22,000        September
                                                                2000

Aguada, Puerto Rico     Telecom Solutions
                        manufacturing            23,000        September
                                                                1999

Northampton,            Navstar administration,
England                 sales, engineering and
                        manufacturing            28,000         April
                                                                1999

Guildford, Surrey,      Telecom Solutions
England                 sales and service         2,000         April
                                                                1995

Garden Grove,           LMI administration,
California              sales, engineering
                        and manufacturing        96,000         Owned

Garden Grove,           LMI wafer
California              fabrication               9,000         Owned


     The 96,000 square foot facility located in Garden Grove, California is subject to an encumbrance as described in Note F of the Notes to Consolidated Financial Statements which information is incorporated herein by reference to Excerpts of the Annual Report. The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

ITEM 3.  Legal Proceedings

     On January 11, 1994, a securities class action complaint was filed in the United States District Court for the Northern District of California against the Company, three of its officers and two unaffiliated parties, by one of the Company's shareholders. The complaint requests that the court certify a class of plaintiffs consisting of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint. The Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action. The Company is also a party to certain other claims which are normal in the course of its operations. While the results of such claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1994.

Executive Officers of the Company

     Following is a list of the executive officers of the Company and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. The Company is not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

Name                        Age        Position

William D. Rasdal           61         Chairman of the Board and Chief
                                       Executive Officer

Paul N. Risinger            61         Vice Chairman and Assistant
                                       Secretary

J. Scott Kamsler            46         Vice President, Finance, Chief
                                       Financial Officer and Secretary

D. Ronald Duren             51         President and Chief Operating
                                       Officer, Telecom Solutions

Dale Pelletier              43         Vice President, Operations,
                                       Telecom Solutions

Brad P. Whitney             40         President and Chief Operating
                                       Officer, Linfinity
Microelectronics
                                       Inc.

     Mr. Rasdal has served as Chairman of the Board of the Company since July 1989 and as Chief Executive Officer since joining the Company in November 1985. From November 1985 until July 1989, Mr. Rasdal was President and a Director of the Company. From March 1980 until March 1985, Mr. Rasdal was associated with Granger Associates, a manufacturer of telecommunications products. His last position with Granger Associates was President and Chief Operating Officer. From November 1972 to January 1980, Mr. Rasdal was employed by Avantek as Vice President and Division Manager for Avantek's microwave integrated circuit and semiconductor operations. For the thirteen years prior to joining Avantek, he was associated with TRW in various management positions. His last position there was General Manager of TRW's Semiconductor Division.

     Mr. Risinger has served as Vice Chairman of the Company since August 1990 and as a Director of the Company since March 1989. From November 1985, when Mr. Risinger joined the Company, until August 1990, he served as Executive Vice President, Advanced Marketing and Technology (AMAT). From April 1981 to May 1985, Mr. Risinger served as Executive Vice President, AMAT, for Granger Associates and was responsible for the development of new businesses for the Digital Signal Processing Division. For four years prior thereto, he served as Executive Vice President and Chief Operating Officer of the Safariland Companies, a manufacturer of equipment and accessories in the public safety field. Prior to joining Safariland, Mr. Risinger was associated with TRW in various management roles in marketing, research and development, and general management for seventeen years.

     Mr. Kamsler has served as Vice President, Finance, Chief Financial Officer and Secretary since joining the Company in October 1989. Mr. Kamsler has also served as a Director of DSP Technology Inc., a manufacturer of computer automated measurement and control instrumentation, since November 1988. Prior to October 1989, Mr. Kamsler served as Vice President, Finance and Chief Financial Officer of Solitec, Inc. (January 1984 to September 1989), a manufacturer of semiconductor production equipment, DSP Technology Inc. (April 1984 to September 1989), a former affiliate of Solitec and E-H International, Inc. (March 1982 to
January 1984), a manufacturer of automatic test equipment, disk and tape drive controllers, and printed circuit boards. From November 1977 until January 1982, Mr. Kamsler held various finance positions with Intel Corporation.

     Mr. Duren has served as President and Chief Operating Officer, Telecom Solutions since August 1990. From August 1988 until August 1990, Mr. Duren served as Vice President, Sales, Telecom Solutions. From July 1986, when Mr. Duren joined the Company, until August 1988, he held the position of Director of Marketing and Sales, Telecom Solutions. For three years prior to joining the Company, Mr. Duren served as Vice President, Telco Sales for Granger Associates. Previously, Mr. Duren served in various management positions with AT&T for seventeen years.

     Mr. Pelletier has served as Vice President, Operations, Telecom Solutions since July 1993. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions. From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company, until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

     Mr. Whitney joined the Company in November 1992 as President and Chief Operating Officer for Linfinity Microelectronics Inc. and has served in such capacity since that date. He joined the Company after twelve years with Texas Instruments (TI), a semiconductor company.
From November 1990 to November 1992, Mr. Whitney was the Standard Linear Products Manager, Semiconductor Group at TI. From December 1985 to November 1990, Mr. Whitney was the Op Amps Product Manager, Semiconductor Group. From November 1983 through November 1985, Mr. Whitney held various positions within the Voltage Regulator Product Group at TI. For the three years prior to working in the Semiconductor Group, Mr. Whitney was associated with the Consumer Products Group. His last position in this Group was as IC Development Manager, Home Computer Division. Prior to joining TI, Mr. Whitney was an Engineering Supervisor and Instructor for the University of Southwestern Louisiana Departments of Computer Science and Electrical Engineering.



                                  PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The information set forth under the caption "Quarterly Results and Stock Market Data (unaudited)" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 6.  Selected Financial Data

     The information set forth under the captions "Financial Highlights," "Five Year Selected Financial Data" and the fourth sentence of footnote B to the information set forth under the caption "Quarterly Results and Stock Market Data (unaudited)" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP dated July 28, 1994, are incorporated herein by reference to Excerpts of the Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information regarding directors appearing under the caption
"Proposal No. One - Election of Directors--Nominees" on pages 2 and 3 of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders filed with the Commission on September 16, 1994, (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers is incorporated herein by reference from Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the first paragraph of the section entitled "Other Information--Compliance with
Section 16 of the Securities Exchange Act of 1934" appearing on page 7 of the Proxy Statement.

ITEM 11.  Executive Compensation

     Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One - Election of Directors--Nominees" on pages 2 and 3, "Executive Officer Compensation" on pages 9, 10 and 11, "Proposal No. One - Election of Directors--Director Compensation" on page 4 and "Certain Transactions" on pages 11 and 12.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management" on page 7.

ITEM 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions" on pages 11 and 12.



                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements and Financial Statement Schedules

      The following documents are filed as part of this report:

        1.   Financial Statements*:

             Consolidated Balance Sheets at June 30, 1994 and 1993 Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992
             Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992
             Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992
             Notes to Consolidated Financial Statements
             Independent Auditors' Report

*  Incorporated herein by reference to Excerpts of the Company's 1994
Annual Report

        2.   Financial Statement Schedules:

             Independent Auditors' Report
             For the three fiscal years ended June 30, 1994
               II   Amounts Receivable from Related Parties and
                     Underwriters, Promoters and Employees other than Related Parties
               V    Property, Plant and Equipment
               VI   Accumulated Depreciation and Amortization of
                     Property, Plant and Equipment
               VIII Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

        3.   Exhibits:

             See Item 14(c) below.

  (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1994.

  (c) Exhibits
             The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

  (d) Financial Statement Schedules

             See Item 14(a) above.




                       INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Symmetricom, Inc.

     We have audited the consolidated financial statements of Symmetricom,
Inc., formerly Silicon General, Inc., and subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated July 28, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Symmetricom, Inc. and subsidiaries listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

San Jose, California
July 28, 1994

                                                               SCHEDULE
II


                               SYMMETRICOM, INC.
                               _________________

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                                (In thousands)

                      Balance
                         at
Name of Debtor       Beginning               Amounts
                      of Year   Additions  Collected  Current  Noncurrent
______________       _________  _________  _________  _______  __________

Year ended June 30, 1994:

Brad P. Whitney (1)   $ 95        $ --       $  --     $ --       $ 95
Brad P. Whitney (2)   $ 10        $  4       $  --     $ 14       $ --


Year ended June 30, 1993:

Brad P. Whitney (1)   $ --        $ 95       $  --     $ --       $ 95
Brad P. Whitney (2)   $ --        $ 10       $  --     $ 10       $ --


(1) Unsecured loan bearing interest at the rate of 5.34% per annum, due April 1998. The Company collected $71,570 in August 1994.
(2)  Short-term advance collected by the Company in August 1994.

                                                               SCHEDULE V


                                  SYMMETRICOM, INC.
                                  _________________

                             PROPERTY, PLANT AND EQUIPMENT
                                     (In thousands)

                               Balance
                                  at                              Balance
                              Beginning    Additions   Retire-     at End
                              of Year      at Cost    ments       of Year
                              _________    _________   ________  ________

Year ended June 30, 1994:
   Land                       $  1,247    $     --    $     --   $  1,247
   Buildings                     8,938         109       1,056      7,991
   Machinery and equipment      26,928       3,650       4,126     26,452
   Leasehold improvements        2,051         219           2      2,268
                              ________    ________    ________   ________
                              $ 39,164    $  3,978    $  5,184   $ 37,958
                              ========    ========    ========   ========


Year ended June 30, 1993:
   Land                       $  1,247    $    --     $    --    $  1,247
   Buildings                     8,454         563          79      8,938
   Machinery and equipment      27,039       3,820       3,931     26,928
   Leasehold improvements        1,861         190         --       2,051
                              ________    ________    ________   ________
                              $ 38,601    $  4,573    $  4,010   $ 39,164
                              ========    ========    ========   ========

Year ended June 30, 1992:     $  1,247    $    --     $     --   $  1,247
   Buildings                     8,454         --           --      8,454
   Machinery and equipment      28,385       1,628       2,974     27,039
   Leasehold improvements        1,620         267          26      1,861
                              ________    ________    ________   ________
                              $ 39,706    $  1,895    $  3,000   $ 38,601
                              ========    ========    ========   ========






                                                              SCHEDULE VI

                                  SYMMETRICOM, INC.
                                  _________________

                   ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                                   (In thousands)


                                           Additions
                                Balance     Charged
                                   at       to Cost               Balance
                               Beginning      and      Retire-    at End
                                of Year     Expenses   ments      of Year
                               _________   _________   ________  ________

Year ended June 30, 1994:
   Buildings                    $  2,430    $    297   $    451  $  2,276
   Machinery and equipment        19,490       4,356      4,673    19,173
   Leasehold improvements          1,302         279          2     1,579
                                ________    ________   ________  ________
                                $ 23,222    $  4,932   $  5,126  $ 23,028
                                ========    ========   ========  ========


Year ended June 30, 1993:
   Buildings                    $  2,202    $    307   $     79  $  2,430
   Machinery and equipment        19,449       3,972      3,931    19,490
   Leasehold improvements          1,035         267         --     1,302
                                ________    ________   ________  ________
                                $ 22,686    $  4,546   $  4,010  $ 23,222
                                ========    ========   ========  ========


Year ended June 30, 1992:
   Buildings                    $  1,921    $    281   $     --  $  2,202
   Machinery and equipment        19,214       3,188      2,953    19,449
   Leasehold improvements            809         238         12     1,035
                                ________    ________   ________  ________
                                $ 21,944    $  3,707   $  2,965  $ 22,686
                                ========    ========   ========  ========


                                               1994      1993      1992
                                               ____      ____      ____

Depreciation and amortization of property,
plant and equipment charged to costs and
expenses (as shown above)                   $  4,932  $  4,546  $  3,707
Amortization of other assets                     857       399       234
                                            ________  ________  ________

Total depreciation and amortization for
the years as shown in the Consolidated
Statements of Cash Flows                    $  5,789  $  4,945  $  3,941
                                            ========  ========  ========


                                                          SCHEDULE VIII


                                  SYMMETRICOM, INC.
                                  _________________

                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In thousands)

                                             Charges
                                  Balance   (Credits)
                                     at      to Costs             Balance
                               Beginning    and       Deductions   at End
                                of Year    Expenses      (1)      of Year
                               _________  _________   __________ ________

Year ended June 30, 1994:
Accrued warranty expense       $ 2,136    $   386     $   451    $  2,071
Allowance for doubtful accounts$   114    $   155     $    27    $    242


Year ended June 30, 1993:
Accrued warranty expense       $ 1,047    $  1,646    $   557    $  2,136
Allowance for doubtful accounts$   109    $      8    $     3    $    114


Year ended June 30, 1992:
Accrued warranty expense       $   632    $  1,221    $   806    $  1,047
Allowance for doubtful accounts$   211    $    (41)        61    $    109







(1) Deductions represent amounts written off against the reserve or allowance.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SYMMETRICOM, INC.

Date:  September 19, 1994                  By:     /s/ J. Scott Kamsler

__________________________
                                                    (J. Scott Kamsler)
                                              Vice President, Finance and
                                                  Chief Financial Officer
                                                (Principal Financial and
                                                     Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                      Date


/s/  William D. Rasdal      Chairman of the Board and
                            Chief Executive Officer
______________________   (Principal Executive Officer) September 19, 1994
(William D. Rasdal)




/s/  J. Scott Kamsler     Vice President, Finance and
                            Chief Financial Officer
_____________________        (Principal Financial
(J. Scott Kamsler)        and Accounting Officer)      September 19, 1994




/s/  Howard Anderson    Director                       September 19, 1994
____________________
(Howard Anderson)




/s/  Paul N. Risinger   Director                       September 19, 1994
_____________________
(Paul N. Risinger)




/s/  Robert M. Wolfe    Director                       September 19, 1994
____________________
(Robert M. Wolfe)

     Exhibit
     Number                 Index of Exhibits

      3.1(1)     Restated Articles of Incorporation.

      3.2(2)     Certificate of Amendment to Restated Articles of
                 Incorporation filed December 11, 1990.

      3.3        Certificate of Amendment to Restated Articles of
                 Incorporation filed October 27, 1993.

      3.4        By-Laws, as amended July 21, 1993.

      4.1(3)     Common Shares Rights Agreement dated December 6, 1990,
                 between Silicon General, Inc. and Manufacturers Hanover
                Trust Company of California, including the form of Rights
                 Certificate and the  Summary of Rights attached thereto
                 as Exhibits A and B, respectively.

      4.2(4) Amendment to the Common Shares Rights Agreement dated February 5, 1993 between Silicon General, Inc. and Chemical Trust Company of California, formerly Manufacturers Hanover Trust Company of California, including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively.

     10.1(5)     Amended and Restated Employees' Stock Option Plan
                 (1980), with form of Stock Option Agreement (1980
                 Plan).

     10.2(5)     Amended and Restated Non-Qualified Stock Option Plan
                 (1982), with form of Employee Non-Qualified Stock Option (1982 Plan).

     10.3(5)     Amended and Restated Employee Stock Option Plan
                 (1983), with form of Stock Option Under Incentive Stock Option Plan 1983.

     10.4(5)     1990 Director Option Plan, with form of Director
                 Option Agreement.

     10.5(5) 1990 Employee Stock Plan, with forms of Stock Option Agreement, Restricted Stock Purchase Agreement,
                 Tandem Stock Option/SAR Agreement, and Stock
                 Appreciation Right Agreement.

     10.6(2)     Loan Agreements between the Company and the John
                 Hancock Mutual Life Insurance Company, dated October 18, 1990, including exhibits thereto.

     10.7(6) Lease Agreement by and between the Company and Menlo Tasman Investment Company dated June 16, 1986, and Amendment to Lease dated March 27, 1987.

     10.8(7) Lease Agreement by and between Zeltex Puerto Rico, Inc., a subsidiary of the Company, and Puerto Rico Industrial Development Company dated June 29, 1984.

    10.9(2) Lease Agreement by and between Zeltex Puerto Rico, Inc., a subsidiary of the Company, and Puerto Rico Industrial Development Company dated January 22,
                 1991.

    10.10 Lease Agreement by and between Telecom Solutions Puerto Rico, Inc., a subsidiary of the Company, and Puerto Rico Industrial Development dated August 9, 1994.

    10.11 Lease Agreement by and between Navstar Systems Limited, a subsidiary of the Company, and Baker Hughes Limited dated April 22, 1994.

    10.12 Revolving Credit Loan Agreement between the Company and Comerica Bank-Detroit dated December 1, 1993.

    10.13(8)     Form of Indemnification Agreement.

    10.14(10)    Linfinity Microelectronics Inc. Common Stock and
                 Series A Preferred Stock Purchase Agreement dated
                 June 28, 1993.

    10.15(10)    Tax Sharing Agreement between Linfinity
                 Microelectronics Inc. and the Company dated June 28,
                 1993.

    10.16(10)    Intercompany Services Agreement between Linfinity
                 Microelectronics Inc. and the Company dated June 28,
                 1993.

    10.17(10)    Linfinity Microelectronics Inc. 1993 Stock Option
                 Plan with form of Stock Option Agreement.

    10.18(10)    Linfinity Microelectronics Inc. Form of
                 Indemnification Agreement.

    10.19(10)    Employment offer letter by and between the Company
                 and Brad P. Whitney, President and Chief Operating
                 Officer, Linfinity Microelectronics Inc. dated
                 November 20, 1992.

    10.20(9)     Agreement for Sale and Purchase of the Navstar
                 Business of Radley Services Limited.

    10.21(9) Agreement for the Sale and Purchase of Certain Assets of Navstar Electronics, Inc.

    13.1         Symmetricom, Inc. Excerpts of the 1994 Annual Report.

    21.1         Subsidiaries of the Company.

    23.1         Independent Auditors' Consent.



Footnotes to Exhibits



      (1)       Incorporated by reference from Exhibits to Annual
                Report on Form 10-K for the fiscal year ended July 2, 1989.

      (2)       Incorporated by reference from Exhibits to Annual
                Report on Form 10-K for the fiscal year ended June 30, 1991.

      (3) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 8,
                1990.

      (4) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 11, 1993.

      (5) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 1990.

      (6)       Incorporated by reference from Exhibits to Annual
                Report on Form 10-K for the fiscal year ended June 28, 1987.

      (7)       Incorporated by reference from Exhibits to Annual
                Report on Form 10-K for the fiscal year ended June 30, 1990.

      (8)       Incorporated by reference from Exhibits to the 1990
                Proxy Statement.

      (9) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1993.

      (10) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1993.