Form 10-Q
period 1994-09-30
SYMMETRICOM INC
filed 1994-10-19
CIK 82628

SYMMETRICOM, INC.

                                  FORM 10-Q

                                     INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1994 and June 30, 1994                           3

         Consolidated Statements of Operations
            Three months ended September 30, 1994 and 1993                 4

         Consolidated Statements of Cash Flows
            Three months ended September 30, 1994 and 1993                 5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                 9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      September 30,  June 30,
                                                          1994         1994
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 22,337   $ 21,250
  Accounts receivable                                     12,092     12,277
  Inventories                                             16,406     15,811
  Other current assets                                     3,056      2,405
                                                        ________   ________
    Total current assets                                  53,891     51,743

Property, plant and equipment, net                        15,002     14,930
Other assets, net                                          2,140      2,381
                                                        ________   ________
                                                        $ 71,033   $ 69,054
                                                        ________   ________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  3,809   $  4,224
  Accrued liabilities                                      8,994      8,969
  Current maturities of long-term debt                        47         47
                                                        ________   ________
    Total current liabilities                             12,850     13,240

Long-term debt, less current maturities                    5,807      5,818
Deferred rent                                                387        430
Deferred income taxes                                      2,878      2,780

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued-none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 14,234
     and 14,071 shares                                    16,395     16,069
  Retained earnings                                       32,716     30,717
                                                        ________   ________
    Total shareholders' equity                            49,111     46,786
                                                        ________   ________
                                                        $ 71,033   $ 69,054
                                                        ________   ________



The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three months ended
                                                             September 30,
                                                            1994      1993

Net sales                                                 $ 24,181  $ 24,034
Cost of sales                                               13,360    13,614
                                                          ________  ________
    Gross profit                                            10,821    10,420
Operating expenses:
  Research and development                                   3,037     2,959
  Selling, general and administrative                        5,413     5,033
                                                          ________  ________
    Operating income                                         2,371     2,428
Interest income                                                223       104
Interest expense                                              (150)     (152)
                                                          ________  ________
    Earnings before income taxes                             2,444     2,380
Income taxes                                                   445       657
                                                          ________  ________
    Net earnings                                          $  1,999  $  1,723
                                                          ________  ________

Net earnings per common and common
 equivalent share                                         $    .13  $    .11

Weighted average common and common
 equivalent shares outstanding                              15,413    15,599


The accompanying notes are an integral part of these consolidated financial statements.

                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                        Three months ended
                                                           September 30,
                                                          1994        1993

Cash flows from operating activities:
  Cash received from customers                         $ 24,361    $ 25,180
  Cash paid to suppliers and employees                  (22,228)    (28,334)
  Interest received                                         223         117
  Interest paid                                            (150)       (152)
  Income taxes paid                                        (327)       (273)
                                                       ________    ________
    Net cash provided by (used for) operating
     activities                                           1,879      (3,462)
                                                       ________    ________
Cash flows from investing activities:
  Purchase of Navstar                                         -      (2,012)
  Capital expenditures, net                              (1,181)     (1,118)
  (Increase) decrease in other assets                        74         (94)
                                                       ________    ________
    Net cash used for investing activities               (1,107)     (3,224)
                                                       ________    ________
Cash flows from financing activities:
  Repayment of long-term debt                               (11)        (11)
  Proceeds from issuance of common stock                    369         353
  Notes receivable for common stock purchase                (43)          -
                                                       ________    ________
    Net cash provided by financing activities               315         342
                                                       ________    ________
    Net increase (decrease) in cash and cash
     equivalents                                          1,087      (6,344)
    Cash and cash equivalents at beginning of period     21,250      18,232
                                                       ________    ________
    Cash and cash equivalents at end of period         $ 22,337    $ 11,888
                                                       ________    ________

Reconciliation of net earnings to net cash provided
  by operating activities:
  Net earnings                                         $  1,999    $  1,723
  Adjustments:
    Depreciation and amortization                         1,276       1,274
    Net deferred income taxes                               (80)        148
    Decrease  in accounts receivable                        185         737
    (Increase) in inventories                              (595)     (6,414)
    (Increase) in other current assets                     (473)       (641)
    Increase (decrease) in accounts payable                (415)      1,641
    Increase (decrease) in accrued liabilities               25      (1,886)
    (Decrease) in deferred rent                             (43)        (44)
                                                       ________    ________
    Net cash provided by (used for) operating
     activities                                        $  1,879    $ (3,462)
                                                       ________    ________

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein have been prepared by Symmetricom, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

      In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1994, the results of operations and the cash flows for the three month period then ended. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

2. Fiscal Period. Fiscal years 1995 and 1994 consist of 52 and 53 weeks, respectively. The fiscal 1995 and 1994 first quarters consist of thirteen and fourteen weeks, respectively.

3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                         September 30,       June 30,
                                             1994              1994
                                                 (In thousands)
      Raw materials                        $  6,315         $  7,677
      Work-in-progress                        6,809            5,110
      Finished goods                          3,282            3,024
                                           ________         ________
                                           $ 16,406         $ 15,811
                                           ________         ________

4. Adoption of New Accounting Standard. Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", with no significant effect on the Company's financial position or results of operation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital increased by $2.5 million to $41.0 million at September 30, 1994 from $38.5 million at June 30, 1994, while the current ratio increased to 4.2 to 1.0 from 3.9 to 1.0. During the same period, cash and cash equivalents increased by $1.0 million to $22.3 million from $21.3 million. The increase was primarily due to $1.9 million in cash provided by operating activities and $.3 million in proceeds from issuance of common stock, offset by $1.2 million used for capital expenditures. At September 30, 1994, the Company had $7.0 million of unused credit available under its bank line of credit.

      The Company believes that cash and cash equivalents, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At September 30, 1994, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

	Net sales increased in the first quarter of fiscal 1995 by 1% to $24.2 million from $24.0 million in the first quarter of fiscal 1994. Telecom Solutions net sales for the same periods were $14.4 million compared to $15.2 million, respectively, as higher IDST sales were more than offset by lower synchronization and analog sales. IDST sales continue to be highly dependent on large customer orders and may fluctuate significantly from quarter to quarter. While overall synchronization sales were lower in the first quarter of fiscal 1995, new synchronization products became generally available and sales have increased from prior quarters. The analog product line is mature and sales are expected to decline substantially during fiscal 1995. Linfinity Microelectronics Inc. (LMI) net sales increased in the first quarter of fiscal 1995 by 11% to $9.8 million from $8.8 million in the first quarter of fiscal 1994 principally due to higher unit volume which more than offset a shift in sales to lower priced products.

      The gross profit margin, as a percentage of net sales, increased to 45% in the first quarter of fiscal 1995 compared to 43% in the corresponding period of fiscal 1994. The higher gross profit margin percentage resulted primarily from increased unit volume and other manufacturing efficiencies at LMI which offset a shift to lower margin products at Telecom Solutions. Future gross profit margins will largely depend on product mix and manufacturing efficiencies.

      Research and development expense was $3.0 million (or approximately 12% of sales) in the first quarter of both fiscal 1995 and 1994 as the Company continues its emphasis on new product development at both Telecom Solutions and LMI.

      Selling, general and administrative expense increased by 8% to $5.4 million (or 22% of sales) in the first quarter of fiscal 1995 from $5.0 million (or 21% of sales) in the corresponding period of fiscal 1994. The increase was due to higher selling expenses and increased general and administrative costs.

      The Company's effective tax rate was 18% in the first quarter of fiscal 1995 compared to 28% in the corresponding period of fiscal 1994 and 19% for all of fiscal 1994. The effective tax rate for fiscal 1995 is expected to be lower than the combined federal and state tax rate primarily due to an anticipated reduction in the valuation allowance for deferred tax assets based on the Company's assessment of future realizability of such assets, and to the anticipated benefit of having a portion of the Company's income taxed at lower rates in Puerto Rico.

      As a result of the above factors, net earnings in the first quarter of fiscal 1995 increased to $2.0 million, or $.13 per share, compared to $1.7 million, or $.11 per share, in the first quarter of fiscal 1994.

      Future Company operating results will largely depend upon the Company's ability to implement new technologies and products, changes in product mix and manufacturing efficiencies. Future Telecom Solutions operating results will also continue to be highly dependent on receipt of orders during any particular fiscal period. Future LMI operating results will also be subject to the cyclical nature of the semiconductor industry.

      The Company's future earnings and stock price may be subject to significant volatility. Any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    None

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the three months ended September 30, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  October 19, 1994                   By: /s/ J. Scott Kamsler
                                             _____________________________
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer)