Form 10-K/A
period 1994-06-30
SYMMETRICOM INC
filed 1994-12-09
CIK 82628

The purpose of this Amendment to the filing, Form 10-K for the period June 30, 1994, is to submit the Financial Data Schedule listed as
Exhibit 27.

Exhibit Number                    Index of Exhibits

Exhibit 27                        Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SYMMETRICOM, INC.
Date:  December 9, 1994               /s/ J. Scott Kamsler
                                      ____________________
                                        (J.Scott Kamsler)
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)