Form 10-Q
period 1994-12-31
SYMMETRICOM INC
filed 1995-01-25
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1994

                                     or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to

                         Commission file number 0-2287

                               SYMMETRICOM, INC.
            (Exact name of registrant as specified in its charter)

California                                                     No. 95-1906306
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

            85 West Tasman Drive, San Jose, California  95134-1703
          (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code:  (408) 943-9403

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes     X     No

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                       During the Preceding Five Years:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes        No

                     Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           CLASS                           OUTSTANDING AS OF December 31, 1994

     Common Stock                                      14,381,729



                              SYMMETRICOM, INC.

                                  FORM 10-Q

                                     INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            December 31, 1994 and June 30, 1994                            3

         Consolidated Statements of Operations
            Three and six months ended December 31, 1994 and 1993          4

         Consolidated Statements of Cash Flows
            Six months ended December 31, 1994 and 1993                    5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                10




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                        December 31,  June 30,
                                                            1994        1994
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  21,929  $  21,250
  Short-term investments                                     2,903
  Accounts receivable                                       12,655     12,277
  Inventories                                               16,538     15,811
  Other current assets                                       3,539      2,405
                                                         _________  _________
    Total current assets                                    57,564     51,743

Property, plant and equipment, net                          15,678     14,930
Other assets, net                                            1,967      2,381
                                                         _________  _________
                                                         $  75,209  $  69,054


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   5,246  $   4,224
  Accrued liabilities                                        9,100      8,969
  Current maturities of long-term debt                          49         47
                                                         _________  _________
    Total current liabilities                               14,395     13,240

Long-term debt, less current maturities                      5,793      5,818
Deferred rent                                                  337        430
Deferred income taxes                                        2,961      2,780

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued - none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 14,382
     and 14,071 shares                                      16,595     16,069
  Retained earnings                                         35,128     30,717
                                                         _________  _________
    Total shareholders' equity                              51,723     46,786
                                                         _________  _________
                                                         $  75,209  $  69,054


The accompanying notes are an integral part of these consolidated financial statements.



                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three months ended   Six months ended
                                          December 31,        December 31,
                                         1994      1993      1994      1993

Net sales                             $ 25,590  $ 25,011  $ 49,771  $ 49,045
Cost of sales                           14,210    14,200    27,570    27,814
                                      ________  ________  ________  ________
    Gross profit                        11,380    10,811    22,201    21,231
Operating expenses:
  Research and development               3,259     3,100     6,296     6,059
  Selling, general and
   administrative                        5,702     5,309    11,115    10,342
                                      ________  ________  ________  ________
    Operating income                     2,419     2,402     4,790     4,830
Interest income                            278        55       501       159
Interest expense                          (150)     (150)     (300)     (302)
                                      ________  ________  ________  ________
    Earnings before income taxes         2,547     2,307     4,991     4,687
Income taxes                               135       637       580     1,294
                                      ________  ________  ________  ________
    Net earnings                      $  2,412  $  1,670  $  4,411  $  3,393


Net earnings per common and common
 equivalent share                     $    .15  $    .11  $    .28  $    .22

Weighted average common and common
 equivalent shares outstanding          15,672    15,421    15,542    15,510

















The accompanying notes are an integral part of these consolidated financial statements.



                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                           Six months ended
                                                             December 31,
                                                           1994         1993
Cash flows from operating activities:
  Cash received from customers                         $  49,093    $  49,238
  Cash paid to suppliers and employees                   (42,330)     (49,977)
  Interest received                                          449          163
  Interest paid                                             (300)        (302)
  Income taxes paid                                         (905)        (771)
                                                       _________    _________
    Net cash provided by (used for)
     operating activities                                  6,007       (1,649)
                                                       _________    _________
Cash flows from investing activities:
  Purchase of short-term investments                      (2,903)
  Capital expenditures, net                               (3,005)      (1,865)
  Disposition (acquisition) of other assets                   77         (443)
  Purchase of Navstar                                                  (2,012)
                                                       _________    _________
    Net cash used for investing activities                (5,831)      (4,320)
                                                       _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                                (23)         (21)
  Proceeds from issuance of common stock                     526          521
                                                       _________    _________
    Net cash provided by financing activities                503          500
                                                       _________    _________
    Net increase (decrease) in cash and cash
     equivalents                                             679       (5,469)
    Cash and cash equivalents at beginning of period      21,250       18,232
                                                       _________    _________
    Cash and cash equivalents at end of period         $  21,929    $  12,763


Reconciliation of net earnings to net cash provided
  by (used for) operating activities:
  Net earnings                                         $   4,411    $   3,393
  Adjustments:
    Depreciation and amortization                          2,594        2,663
    Net deferred income taxes                               (245)        (205)
    (Increase) in accounts receivable                       (378)         (83)
    (Increase) in inventories                               (727)      (6,616)
    (Increase) in other current assets                      (708)        (385)
    Increase in accounts payable                           1,022          666
    Increase (decrease) in accrued liabilities               131         (995)
    (Decrease) in deferred rent                              (93)         (87)
                                                       _________    _________
    Net cash provided by (used for) operating
    activities                                         $   6,007    $  (1,649)


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

      In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1994, the results of operations for the three and six month periods then ended and cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Fiscal Period. Fiscal years 1995 and 1994 consist of 52 and 53 weeks, respectively. The three month periods ended December 31, 1994 and 1993 consist of thirteen weeks. The six month periods ended December 31, 1994 and 1993 consist of twenty-six and twenty-seven weeks, respectively.

3. Short-term investments. Short-term investments, consisting of debt securities, are valued at amortized cost which approximates market. Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", with no significant effect on the Company's financial position or results of operation.

4. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                         December 31,         June 30,
                                              1994              1994
                                                 (In thousands)
      Raw materials                       $   6,075          $  7,677
      Work-in-process                         6,570             5,110
      Finished goods                          3,893             3,024
                                          _________          ________
                                          $  16,538          $ 15,811




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital increased by $4.7 million to $43.2 million at December 31, 1994 from $38.5 million at June 30, 1994, while the current ratio increased to 4.0 to 1.0 from 3.9 to 1.0. During the same period, cash and cash equivalents increased by $.7 million to $21.9 million from $21.3 million. The increase was primarily due to $6.0 million in cash provided by operating activities and $.5 million in proceeds from issuance of common stock, partially offset by $2.9 million used for purchases of short-term investments and $3.0 million used for capital expenditures. At December 31, 1994, the Company had $7.0 million of unused credit available under its bank line of credit.

      The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At December 31, 1994, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

      Net sales for the three and six month periods ended December 31, 1994 and 1993 were as follows:

                          Three Months              Six Months
                             Ended                    Ended
                        December 31,             December 31,
                   1994     1993   Change   1994     1993   Change
(In millions)
Net sales data*:
Telecom Solutions       $ 15.8   $ 15.2    4%    $ 30.2   $ 30.4    (1)%
Linfinity
 Microelectronics Inc.     9.8      9.9    -       19.6     18.7     5 %
                        ______   ______          ______   ______
                        $ 25.6   $ 25.0    2%    $ 49.8   $ 49.0     1 %


*May not add due to rounding.

      Telecom Solutions net sales increased in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 as higher synchronization sales more than offset lower IDST, Navstar and analog sales. Telecom Solutions net sales were essentially unchanged in the first half of fiscal 1995 compared to the first half of fiscal 1994 as higher synchronization sales were more than offset by lower Navstar and analog sales. The higher synchronization sales were primarily due to sales of new products. IDST sales continue to be highly dependent on large customer orders and may fluctuate significantly from quarter to quarter. The analog product line is mature and sales are expected to decline substantially during fiscal 1995 and be negligible thereafter. Linfinity Microelectronics Inc. (LMI) net sales were basically flat during the second quarter of fiscal 1995 and increased by 5% during the first half of fiscal 1995 compared to the corresponding periods of fiscal 1994. The increase was primarily due to higher unit volume which more than offset a shift in sales to lower priced products.

      The gross profit margin, as a percentage of net sales, increased to 44% and 45% in the second quarter and first half of fiscal 1995, respectively, compared to 43% in both of the corresponding periods of fiscal 1994. The fiscal 1995 second quarter increase resulted primarily from a shift in Telecom Solutions sales to higher margin products and improved Telecom Solutions manufacturing efficiencies which more than offset a shift in LMI sales to lower margin products. The fiscal 1995 first half increase was primarily attributable to increased unit volume and other manufacturing efficiencies at LMI. Future gross profit margins will largely depend on product mix and manufacturing efficiencies.

      Research and development expense was $3.3 million (or 13% of sales) and $6.3 million (or 13% of sales) in the second quarter and first half of fiscal 1995, respectively, compared to $3.1 million (or 12% of sales) and $6.1 million (or 12% of sales) in the corresponding periods of fiscal 1994 as the Company continued its emphasis on new product development at both Telecom Solutions and LMI.

      Selling, general and administrative expense increased to $5.7 million (or 22% of sales) and $11.1 million (or 22% of sales) in the second quarter and first half of fiscal 1995, respectively, compared to $5.3 million (or 21% of sales) and $10.3 million (or 21% of sales) in the corresponding periods of fiscal 1994. The increases were primarily due to higher compensation levels.

      Interest income increased to $.3 million and $.5 million in the second quarter and first half of fiscal 1995, respectively, compared to $.1 million and $.2 million in the corresponding periods of fiscal 1994 primarily due to an increase in cash available for investment and higher interest rates.

      The Company's effective tax rate was 5% and 12% in the second quarter and first half of fiscal 1995, respectively, compared to 28% in both of the corresponding periods of fiscal 1994 and 19% for all of fiscal 1994. The effective tax rate for fiscal 1995 is expected to be lower than the combined federal and state tax rate primarily due to an anticipated reduction in the valuation allowance for deferred tax assets based on the Company's assessment of future realizability of such assets, and to the anticipated benefit of having a portion of the Company's income taxed at lower rates in Puerto Rico. In future years, the Company expects the effective rate to more closely approximate the combined federal and state tax rate reduced by any benefit that may be derived from the Company's operation in Puerto Rico.

      As a result of the above factors, net earnings in the second quarter of fiscal 1995 increased to $2.4 million, or $.15 per share, compared to $1.7 million, or $.11 per share, in the same quarter of fiscal 1994. Net earnings in the first half of fiscal 1995 increased to $4.4 million, or $.28 per share, from $3.4 million, or $.22 per share, in the same period of fiscal 1994.

      Future Company operating results will largely depend upon the Company's ability to implement new technologies and develop new products, changes in product mix and manufacturing efficiencies. Future Telecom Solutions operating results will also continue to be highly dependent on receipt of orders during any particular fiscal period. Future LMI operating results will also be subject to the cyclical nature of the semiconductor industry.

      The Company's future earnings and stock price may be subject to significant volatility. Any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)      The Company's Annual Meeting of Shareholders was held on October
           20, 1994.

  (b) All director candidates, William D. Rasdal, Paul N. Risinger, Robert M. Wolfe and Howard Anderson, were duly elected.

  (c)(i)   The votes for the director candidates were as follows:

           Nominee                Votes For      Votes Withheld
           William D. Rasdal      13,138,329        289,181
           Paul N. Risinger       13,295,494        132,016
           Robert M. Wolfe        13,347,244         80,266
           Howard Anderson        13,346,544         80,966
           There were no abstentions or broker non-votes with respect to election of directors.

  (c)(ii) The shareholders ratified the adoption of the Employee Stock Purchase Plan and the reservation of 450,000 shares of Common Stock for issuance thereunder. The vote was 12,883,886 for, 267,939 against and 71,410 abstaining, with 204,275 broker non
	          votes.

  (c)(iii) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The vote was 13,331,406 for, 31,402 against and 64,702 abstaining.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits

           None

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1994.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  January 25, 1995                   By: /s/J. Scott Kamsler
                                             _____________________________
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer