Form 10-Q
period 1995-03-31
SYMMETRICOM INC
filed 1995-04-24
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

                                     or

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

                     Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           CLASS                           OUTSTANDING AS OF March 31, 1995

     Common Stock                                      14,822,718



                              SYMMETRICOM, INC.

                                  FORM 10-Q

                                     INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets

            March 31, 1995 and June 30, 1994                               3

         Consolidated Statements of Operations
            Three and nine months ended March 31, 1995 and 1994            4

         Consolidated Statements of Cash Flows
            Nine months ended March 31, 1995 and 1994                      5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                 9




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         March 31,    June 30,
                                                            1995        1994
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  21,059  $  21,250
  Short-term investments                                     5,899
  Accounts receivable                                       14,432     12,277
  Inventories                                               17,892     15,811
  Other current assets                                       3,172      2,405
                                                         _________  _________
    Total current assets                                    62,454     51,743

Property, plant and equipment, net                          16,345     14,930
Other assets, net                                            1,798      2,381
                                                         _________  _________
                                                         $  80,597  $  69,054
                                                         _________  _________
                                                         _________  _________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   5,242  $   4,224
  Accrued liabilities                                       11,262      8,969
  Current maturities of long-term debt                          50         47
                                                         _________  _________
    Total current liabilities                               16,554     13,240

Long-term debt, less current maturities                      5,780      5,818
Deferred rent                                                  284        430
Deferred income taxes                                        2,527      2,780

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued - none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 14,823
     and 14,071 shares                                      17,538     16,069
  Retained earnings                                         37,914     30,717
                                                         _________  _________
    Total shareholders' equity                              55,452     46,786
                                                         _________  _________
                                                         $  80,597  $  69,054
                                                         _________  _________
                                                         _________  _________

The accompanying notes are an integral part of these consolidated financial statements.



                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three months ended   Nine months ended
                                           March 31,           March 31,
                                         1995      1994      1995      1994

Net sales                             $ 26,261  $ 24,368  $ 76,032  $ 73,413
Cost of sales                           13,798    14,457    41,368    42,271
                                      ________  ________  ________  ________
    Gross profit                        12,463     9,911    34,664    31,142
Operating expenses:
  Research and development               3,313     2,567     9,609     8,626
  Selling, general and
   administrative                        6,226     5,244    17,341    15,586
                                      ________  ________  ________  ________
    Operating income                     2,924     2,100     7,714     6,930
Interest income                            378        83       879       242
Interest expense                          (150)     (151)     (450)     (453)
                                      ________  ________  ________  ________
    Earnings before income taxes         3,152     2,032     8,143     6,719
Income taxes                               366       561       946     1,855
                                      ________  ________  ________  ________
    Net earnings                      $  2,786  $  1,471  $  7,197  $  4,864
                                      ________  ________  ________  ________
                                      ________  ________  ________  ________

Net earnings per common and common
 equivalent share                     $    .18  $    .10  $    .46  $    .32

Weighted average common and common
 equivalent shares outstanding          15,786    15,263    15,624    15,428



The accompanying notes are an integral part of these consolidated financial statements.



                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                           Nine months ended
                                                               March 31,
                                                           1995         1994
Cash flows from operating activities:
  Cash received from customers                         $  74,016   $  73,116
  Cash paid to suppliers and employees                   (64,272)    (69,688)
  Interest received                                          770         255
  Interest paid                                             (450)       (453)
  Income taxes paid                                       (1,037)     (1,324)
                                                       _________    ________
    Net cash provided by operating activities              9,027       1,906
                                                       _________    _________
Cash flows from investing activities:
  Purchase of short-term investments                      (5,899)
  Capital expenditures, net                               (4,828)     (2,463)
  Disposition (acquisition) of other assets                   75        (534)
  Purchase of Navstar                                                 (2,012)
                                                       _________   _________
    Net cash used for investing activities               (10,652)     (5,009)
                                                       _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                                (35)        (32)
  Proceeds from issuance of common stock                   1,469         695
                                                       _________    _________
    Net cash provided by financing activities              1,434         663
                                                       _________    _________
    Net decrease in cash and cash equivalents               (191)     (2,440)

    Cash and cash equivalents at beginning of period      21,250      18,232
                                                       _________    _________
    Cash and cash equivalents at end of period         $  21,059   $  15,792
                                                       _________    _________
                                                       _________    _________

Reconciliation of net earnings to net cash provided
  by operating activities:
  Net earnings                                         $   7,197   $   4,864
  Adjustments:
    Depreciation and amortization                          3,921       4,146
    Net deferred income taxes                               (660)        168
    (Increase) in accounts receivable                     (2,155)       (560)
    (Increase) in inventories                             (2,081)     (4,892)
    (Increase) in other current assets                      (360)       (412)
    Increase (decrease) in accounts payable                1,018        (265)
    Increase (decrease) in accrued liabilities             2,293      (1,013)
    (Decrease) in deferred rent                             (146)       (130)
                                                       _________    _________
    Net cash provided by operating activities          $   9,027   $   1,906
                                                       _________    _________
                                                       _________    _________


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

      In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1995, the results of operations for the three and nine month periods then ended and cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Fiscal Period. Fiscal years 1995 and 1994 consist of 52 and 53 weeks, respectively. The three month periods ended March 31, 1995 and 1994 consist of thirteen weeks. The nine month periods ended March 31, 1995 and 1994 consist of thirty-nine and forty weeks, respectively.

3. Short-term investments. Short-term investments, consisting of debt securities, are valued at amortized cost which approximates market, and are classified as available for sale as of the balance sheet date. Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", with no significant effect on the Company's financial position or results of operation.

4. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                           March 31,         June 30,
                                             1995             1994
                                                 (In thousands)
      Raw materials                       $   6,827          $  7,677
      Work-in-process                         6,142             5,110
      Finished goods                          4,923             3,024
                                          _________          ________
                                          $  17,892          $ 15,811

5. Warrants. During March 1995, 98,000 shares of the Company's common stock were issued in connection with a net exercise of an outstanding warrant. At March 31, 1995, no warrants were outstanding.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital increased by $7.4 million to $45.9 million at March 31, 1995 from $38.5 million at June 30, 1994, while the current ratio decreased to
3.8 to 1.0 from 3.9 to 1.0. During the same period, cash and cash equivalents decreased by $.2 million to $21.1 million from $21.3 million. The decrease was primarily due to $5.9 million used for purchases of short-term investments and $4.8 million used for capital expenditures, offset by $9.0 million in cash provided by operating activities and $1.5 million in proceeds from issuance of common stock. At March 31, 1995, the Company had $7.0 million of unused credit available under its bank line of credit.

      The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At March 31, 1995, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

      Net sales for the three and nine month periods ended March 31, 1995 and 1994 were as follows:

                          Three Months             Nine Months
                             Ended                    Ended
                         March 31,                March 31,
                   1995     1994   Change   1995     1994   Change
(In millions)
Net sales data*:
Telecom Solutions       $ 16.0   $ 14.2   13%    $ 46.2   $ 44.5     4%
Linfinity
 Microelectronics Inc.    10.2     10.2            29.8     28.9     3%
                        ______   ______          ______   ______
                        $ 26.3   $ 24.4    8%    $ 76.0   $ 73.4     4%


*May not add due to rounding.

      Telecom Solutions net sales increased in the third quarter and the first three quarters of fiscal 1995 compared to the corresponding periods of fiscal 1994 principally due to substantially higher synchronization sales which more than offset significantly lower analog sales. The higher synchronization sales were primarily due to sales of new products. The analog product line is mature and future sales are expected to be minimal. Linfinity Microelectronics Inc. (Linfinity) net sales were flat during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994, and increased by 3% during the first three quarters of fiscal 1995 compared to the corresponding period of fiscal 1994. The increase was primarily due to higher unit volume which more than offset a shift in sales to lower priced products.

      The gross profit margin, as a percentage of net sales, increased to 47% and 46% in the third quarter and first three quarters of fiscal 1995, respectively, compared to 41% and 42% in the corresponding periods of fiscal 1994. The increases resulted primarily from improved manufacturing efficiencies at both Telecom Solutions and Linfinty, and a shift to higher margin products at Telecom Solutions. Future gross profit margins will largely depend on product mix and manufacturing efficiencies.

      Research and development expense was $3.3 million (or 13% of sales) and $9.6 million (or 13% of sales) in the third quarter and first three quarters of fiscal 1995, respectively, compared to $2.6 million (or 11% of sales) and $8.6 million (or 12% of sales) in the corresponding periods of fiscal 1994 as the Company continued its emphasis on new product development at both Telecom Solutions and Linfinity.

      Selling, general and administrative expense increased to $6.2 million (or 24% of sales) and $17.3 million (or 23% of sales) in the third quarter and first three quarters of fiscal 1995, respectively, compared to $5.2 million (or 22% of sales) and $15.6 million (or 21% of sales) in the corresponding periods of fiscal 1994. The increases were primarily due to higher compensation levels, and to higher marketing and selling expenses principally at Telecom Solutions.

      Interest income increased to $.4 million and $.9 million in the third quarter and first three quarters of fiscal 1995, respectively, compared to $.1 million and $.2 million in the corresponding periods of fiscal 1994 primarily due to an increase in cash available for investment and higher interest rates.

      The Company's effective tax rate was 12% in both the third quarter and first three quarters of fiscal 1995, compared to 28% in both of the corresponding periods of fiscal 1994 and 19% for all of fiscal 1994. The effective tax rate for fiscal 1995 is expected to be lower than the combined federal and state tax rate primarily due to the reduction in the valuation allowance for deferred tax assets based on the Company's assessment of future realizability of such assets, and to the benefit of lower income tax rates on income earned in Puerto Rico. In future years, the Company expects the effective rate to more closely approximate the combined federal and state tax rate reduced by any benefit that may be derived from the Company's operation in Puerto Rico.

      As a result of the above factors, net earnings in the third quarter of fiscal 1995 increased to $2.8 million, or $.18 per share, compared to $1.5 million, or $.10 per share, in the same quarter of fiscal 1994. Net earnings in the first three quarters of fiscal 1995 increased to $7.2 million, or $.46 per share, from $4.9 million, or $.32 per share, in the same period of fiscal 1994.

      Future Company operating results will largely depend upon the Company's ability to implement new technologies and develop new products, changes in product mix and manufacturing efficiencies. Future Telecom Solutions operating results for a fiscal period will probably continue to be, as past results have been, highly dependent upon the receipt and shipment of customer orders during that fiscal period. Therefore, any delays in the receipt of orders, particularly large orders, may result in a significant fluctuation in operating results from quarter to quarter. Future Linfinity operating results will also be subject to the cyclical nature of the semiconductor industry.

      The Company's stock price has been and may continue to be subject to significant volatility. Any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits

           Exhibit 27     Financial Data Schedule

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended March 31, 1995.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  April 21, 1995                   By:  /s/ J. Scott Kamsler
                                             _____________________________
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer