Form 10-K
period 1995-06-30
SYMMETRICOM INC
filed 1995-09-21
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1995
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X     No

	Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [ ]

	The aggregate market value of the voting stock held by non-affiliates of the registrant at September 1, 1995 was approximately $329,074,808. The number of shares outstanding of the registrant's Common Stock at September 1, 1995 was 15,403,269.

Documents Incorporated by Reference

	Excerpts of the SymmetriCom, Inc. 1995 Annual Report (Exhibit 13.1 hereto) are incorporated by reference into Parts I, II, and IV of this Annual Report on Form 10-K. With the exception of those excerpts which are specifically incorporated by reference in this Annual Report on Form 10-K, the SymmetriCom, Inc. 1995 Annual Report is not to be deemed filed as part of this Report.

	Portions of the SymmetriCom, Inc. Proxy Statement for the 1995 Annual Meeting of Shareholders filed with the Commission on or about September 22, 1995 are incorporated by reference into
Part III of this Annual Report on Form 10-K.




PART I

ITEM 1.     Business

	SymmetriCom, Inc. (the "Company") was incorporated in California in 1956. The Company conducts its business through two separate operations, Telecom Solutions and Linfinity Microelectronics Inc. (Linfinity). Each operates in a different industry segment. Telecom Solutions principally designs, manufactures and markets specialized transmission, synchronization and intelligent access systems for both domestic and international telecommunications service providers. Linfinity principally designs, manufactures and markets linear and mixed signal integrated circuits for use in intelligent power management, motion control and signal conditioning applications in commercial, industrial, and defense and space markets.

Telecom Solutions

	Telecom Solutions offers a broad range of time reference, or synchronization, products and digital terminal products for the telecommunications industry. Reliable synchronization is fundamental to telecommunications services as the orderly and error free transmission of data would be impossible without it. The Company's core synchronization products consist principally of quartz and rubidium based Digital Clock Distributors (DCDs), which provide highly accurate and uninterruptible clocks that meet the synchronization requirements of digital networks. Telecom Solutions has established itself as a leader in telephone digital network synchronization and has introduced a series of DCDs and related products. These products provide the critical timing which enables telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

	Customer requirements for synchronization are increasing in complexity as telecommunications service providers implement new transmission technologies. During fiscal 1994, Telecom Solutions developed a new synchronization platform, the DCD500 Series, in response to evolving network requirements, such as new digital services being provided, the Synchronous Optical Network (SONET) and the Signaling System Seven (SS7) network. Additionally, the platform meets the international standards required for deployment in a Synchronous Digital Hierarchy network. During fiscal 1995, the Company significantly enhanced the DCD500 Series by adding network management functionality and performance monitoring capabilities. Such capabilities include network alarm surveillance, central location monitoring and additional clock functions.

	A second synchronization platform was also developed in fiscal 1994, the DCD Local Primary Reference (LPR), which provides the ability to cost effectively use Global Positioning System (GPS) and Long Range Navigation (LORAN-C) satellite and land navigation services to provide direct Stratum 1 traceable synchronization at offices equipped with DCD systems. The DCD Integrated Local Primary Reference (ILPR), introduced in fiscal 1995, integrates the LPR and the DCD in a single package. Additionally, a primary reference clock was introduced in fiscal 1994 as Telecom Solutions first Master Clock for telecommunications networks.

	Telecom Solutions synchronization systems are typically priced from $3,000 to $40,000.

	In the first quarter of fiscal 1994, the Company acquired Navstar Limited, a United Kingdom company, and its U.S. affiliate (collectively "Navstar"). Navstar develops and manufactures systems that use global positioning technology to determine precise geographic locations and elevations to an accuracy of a few centimeters. GPS receivers are used internally in the Company's synchronization products, such as the LPR and ILPR. Navstar products are also sold in the survey, positioning and location markets. Navstar products are typically priced from $300 to $10,000.

	Telecom Solutions digital terminal products include the Integrated Digital Services Terminal (IDST) and Secure 7. The IDST is a network access system designed for use in telephone company central and end offices. Customers have deployed the IDST primarily as a transmission, monitoring and test access vehicle for SS7 networks, which provides maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution in the monitoring and transport of links requiring increased reliability. The IDST can also be deployed as an intelligent digital terminal, an intelligent network element providing connectivity between the transport network and customer-serving side of the network. The IDST enhances the network with distributed digital cross-connect functionality and provides subrate, multipoint, test and surveillance capabilities to the subscriber loop.

	Secure 7, a new product introduced in fiscal 1995, and to be shipped in fiscal 1996, is a multi-bandwidth digital transmission terminal designed for critical networks, such as SS7 data links, E911 services and customer data communications networks. By design, Secure 7 is highly reliable and provides network access and system automatic route diversity for these critical data applications.

	Digital terminal products are typically priced at less than $20,000 for a small system to more than $300,000 for a large system.

	The Company supplies its synchronization systems and digital terminal products predominantly to the seven Regional Bell Operating Companies (RBOCs), independent telephone companies, interexchange carriers and international telecommunications service providers. Navstar predominantly sells it products to Telecom Solutions, the U.S. Government, original equipment manufacturers (OEMs) and international customers.

Linfinity Microelectronics Inc.

	During July 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary of the Company. Linfinity products principally include linear and mixed signal, standard and custom integrated circuits (ICs) primarily for use in intelligent power management, motion control and signal conditioning applications in the commercial, industrial, and defense and space markets. Linfinity derives a substantial portion of its sales from power management products including pulse width modulators which shape and manage the characteristics of voltage, linear voltage regulators which control the power supply output levels, supervisory circuits which monitor power supply and power factor correction ICs which reduce energy consumption in fluorescent lighting and other applications. Additionally, a significant portion of Linfinity sales is attributable to motion control ICs for the computer disk drive industry. These ICs control the rotation of the disk and the position of the read-write head. Signal conditioning ICs are a relatively new product line for Linfinity. Signal conditioning ICs translate and buffer analog signals from sensors in a variety of industrial, computer, communications and automotive systems.

	Linfinity manufactures linear and mixed signal ICs utilizing bipolar and bipolar complementary metal oxide silicon (BiCMOS) wafer fabrication processes. Linfinity also sells ICs utilizing CMOS wafer fabrication processes. Linfinity's strategy is to continue development of more market driven standard products which are primarily used in computer and data storage, lighting, automotive, communications equipment, test equipment, instrumentation, and defense and space equipment. Linfinity products are generally priced from $0.30 to $5.00 for commercial and industrial applications, $2.50 to $22.00 for defense applications and $200 to $500 for high reliability defense and space applications.

	Linfinity sells its products in the commercial, industrial, and defense and space markets to OEMs and distributors.

Industry Segment Information

	Information as to net sales, operating income and identifiable assets attributable to each of the Company's two industry segments for each year in the three-year period ended June 30, 1995, is contained in Note L of the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report (the "Annual Report"), which Note is incorporated herein by reference to Excerpts of the Annual Report.

Marketing

	In the United States, Telecom Solutions markets and sells most of its products through its own sales force to telephone and telecommunications service providers. Internationally, Telecom Solutions markets and sells its products through its own sales operation in the United Kingdom and independent sales representatives and distributors elsewhere. In the United States and internationally, Linfinity sells its products through its own sales force and independent sales representatives to original equipment manufacturers and distributors.

Licensing and Patents

	The Company incorporates a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. The Company has United States patents and patent applications pending covering certain technology used by its Telecom Solutions and Linfinity operations. In addition, both operations use technology licensed from others. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive advantage. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company intends to continue its efforts to obtain patents, whenever possible, but there can be no assurance that any patents obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. Additionally, if any of the Company's processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to the Company.

Manufacturing

	The Telecom Solutions manufacturing process consists primarily of in-house electrical assembly and test performed by the Company's wholly-owned subsidiary in Aguada, Puerto Rico. Additionally, the Company's wholly-owned subsidiary, Navstar, in England performs in-house electrical assembly and test of its GPS receivers.

	The Linfinity manufacturing process consists primarily of bipolar and BiCMOS wafer fabrication, component assembly and final test. Its ICs are principally fabricated in the Company's wafer fabrication facility in Garden Grove, California. However, Linfinity also utilizes outside services to perform certain operations during the fabrication process. In addition, most of Linfinity's ICs utilizing CMOS wafer processes are currently manufactured by outside semiconductor foundries. Component assembly and final test are performed in the Far East by independent subcontract manufacturers or in Garden Grove by employees.

	The Company primarily uses standard parts and components and standard subcontract assembly and test, which are generally available from multiple sources. The Company, to date, has not experienced any significant delays in obtaining needed standard parts, single source components or services from its suppliers but there can be no assurance that such problems will not develop in the future. Additionally, the Company believes that the semiconductor industry's IC production may not meet the demand for complex components from the telecommunications and automotive industries in the near future. However, the Company maintains a reserve of certain ICs, certain single source components and seeks alternative suppliers where possible.
The Company believes that a lack of availability of ICs or single source components would have an adverse effect on the Company's operating results.

Backlog

	The Company's backlog was approximately $21,600,000 at June 30, 1995, compared to approximately $18,000,000 at June 30, 1994. Backlog consists of orders which are expected to be shipped within the next twelve months. However, the Company does not believe that current or future backlog levels are meaningful indicators of future revenue levels. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. Telecom Solutions backlog was approximately $5,100,000 at both
June 30, 1995 and 1994. Historically, a substantial portion of Telecom Solutions net sales in any fiscal period has been derived from orders received during that period. Linfinity backlog was approximately $16,500,000 and $12,900,000 at June 30, 1995 and 1994, respectively. Linfinity backlog is dependent on the cyclical nature of customer demand in each of its markets.

Key Customers and Export Sales

	One of Telecom Solutions' customers, Southwestern Bell Telephone, accounted for 11% of the Company's net sales in fiscal 1995. No customer accounted for 10% or more of net sales in fiscal years 1994 or 1993. Export sales, primarily to the Far East, Canada and Western Europe accounted for 24%, 19% and 13% of the Company's net sales in fiscal years 1995, 1994 and 1993, respectively.

International sales may be subject to certain risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. Gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in the Company's business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. Accordingly, the Company does not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets.

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

	Telecom Solutions competes primarily on product reliability and performance, adherence to standards, customer service and, to a lesser extent, price. The Company believes that Telecom Solutions generally competes favorably with respect to these factors.

	Linfinity competes primarily on price, product reliability and performance, delivery time, and customer service. Linfinity has a broad spectrum of customers predominantly in North America, the Far East and Europe. Large multinational companies as well as smaller, focused niche companies compete with Linfinity in North America. Primarily large multinational companies compete with Linfinity in the Far East and Europe. The Company believes that Linfinity generally competes favorably with respect to these factors.

	There can be no assurance that either Telecom Solutions or Linfinity will be able to compete successfully in the future. The Company's ability to compete successfully is dependent upon its response to changing technology and customer requirements, development or acquisition of new products, continued improvement of existing products, cost effectiveness and market acceptance of the Company's products.

Research and Development

	The Company has actively pursued the application of new technology in the industries in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1995, 1994 and 1993, the Company's overall research and development expenditures were $13,407,000, $11,454,000, and $8,355,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 1995, 76 engineering and engineering support employees were engaged in development activities. Telecom Solutions focused its development efforts in fiscal year 1995 on enhancement of the DCD500 Series and related synchronization products. Network management functionality and monitoring capabilities were added to the DCD500 Series. Additionally, the new digital terminal product, Secure 7, was designed and introduced in fiscal 1995, and expected to be shipped in fiscal 1996.
Telecom Solutions research and development expenditures were $8,457,000, $7,821,000 and $6,374,000 in fiscal years 1995, 1994 and 1993, respectively.
Linfinity continued to focus its development efforts in fiscal year 1995 on improving its design capabilities, improving its bipolar and BiCMOS process technologies and new product development. New products, which include but are not limited to low drop out regulators, power factor correction circuits and spindle drivers for use in power management, motion control and signal conditioning applications are currently in the production stage.
Enhancement of these products incorporating increased functionality, and additional new products are in the development stage. Linfinity research and development expenditures were $4,950,000, $3,633,000 and $1,981,000 in fiscal years 1995, 1994 and 1993, respectively. The Company will continue to make significant investments in product development, although there can be no assurance that the Company will be able to develop proprietary products in the future which will be accepted in its markets.

Government Regulation

	The telecommunications industry is subject to government regulatory policies regarding pricing, taxation and tariffs which may adversely impact the demand for the Company's telecommunications products. These policies are continuously reviewed and subject to change by the various governmental agencies. The Company is also subject to government regulations which set installation and equipment standards for newly installed hardware. Furthermore, there is certain legislation before the United States Congress which, if enacted, would remove the current legal restrictions on the RBOCs that prohibit them from manufacturing telecommunications equipment and providing certain interexchange and long-distance services.

Environmental Regulation

	The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, could require significant capital expenditures, or could subject the Company to significant future liabilities.

Employees

	At June 30, 1995, the Company had 651 employees, including 387 in manufacturing, 100 in engineering and 164 in sales, marketing and administration. At June 30, 1995, Telecom Solutions had 413 employees and Linfinity had 238 employees. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee incentive and stock plans for certain of its employees. Additionally, Linfinity maintains a separate employee stock option plan for certain Linfinity employees. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Operating Results and Stock Price Volatility

	Future Company operating results will largely depend upon (i) the Company's ability to implement new technologies and develop new products,
(ii) the Company's ability to market and sell new products, (iii) the Company's response to increased competition, (iv) changes in product mix and
(v) manufacturing efficiencies. Future Telecom Solutions operating results for a fiscal period will continue to be, as past results have been, highly dependent upon the receipt and shipment of customer orders during that fiscal period. Future Linfinity operating results will also be subject to the cyclical nature of the semiconductor industry.

	The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

ITEM 2.		Properties

	The following are the principal facilities of the Company as of June
30, 1995:

                              						  		Approximate		Owned/Lease
				                  Principal     	  	Floor Area	 	Expiration
Location		          		Operations		      (Sq. Ft.)	    Date

San Jose, California  Corporate Offices,
                 					and Telecom Solutions
				                 	administration,
		                 			sales, engineering
	                  			and manufacturing     47,000			July 1997

Aguada, Puerto Rico   Telecom Solutions
	                  			manufacturing         22,000			September 2000

Aguada, Puerto Rico	  Telecom Solutions
				                  manufacturing         23,000			September 1999

Northampton,	         Navstar administration,
England			            sales, engineering and
				                  manufacturing         18,000			April 1999

Garden Grove,	        Linfinity administration,
California		          sales, engineering
				                  and manufacturing     96,000			Owned

Garden Grove,	        Linfinity wafer
California		          fabrication	           9,000		 Owned


	The 96,000 square foot facility located in Garden Grove, California is subject to an encumbrance as described in Note E of the Notes to Consolidated Financial Statements which information is incorporated herein by reference to Excerpts of the Annual Report. The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

ITEM 3.		Legal Proceedings

	In January 1994, a complaint was filed in the United States District Court for the Northern District of California against the Company and three of its officers, by one of the Company's shareholders. The plaintiff requested that the court certify him as representative of a class of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the Company's common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint. Limited discovery has occurred and no trial date has been set. The Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action. The Company is also a party to certain other claims which are normal in the course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.		Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1995.

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

Name		        				Age		Position

William D. Rasdal		62		Chairman of the Board and Chief
Executive Officer

Paul N. Risinger 		62		Vice Chairman and Assistant Secretary

J. Scott Kamsler			47		Vice President, Finance, Chief
                       Financial Officer and Secretary

D. Ronald Duren  		52		President and Chief Operating Officer,
                       Telecom Solutions

Dale Pelletier	  		44		Vice President, Operations,
                       Telecom Solutions

Brad P. Whitney 		41 		President and Chief Operating Officer,
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

	Mr. Kamsler has served as Vice President, Finance, Chief Financial Officer and Secretary since joining the Company in October 1989. Mr. Kamsler has also served as a Director of DSP Technology Inc., a manufacturer of computer automated measurement and control instrumentation, since November 1988. Prior to October 1989, Mr. Kamsler served as Vice President, Finance and Chief Financial Officer of Solitec, Inc. (January 1984 to September 1989), a manufacturer of semiconductor production equipment, DSP Technology Inc. (April 1984 to September 1989), a former affiliate of Solitec, and E-H International, Inc. (March 1982 to January 1984), a manufacturer of automatic test equipment, disk and tape drive controllers, and printed circuit boards. From November 1977 until January 1982, Mr. Kamsler held various finance positions with Intel Corporation.

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

	Mr. Pelletier has served as Vice President, Operations, Telecom Solutions since November 1993. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions.
From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company, until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

	Mr. Whitney joined the Company in November 1992 as President and Chief Operating Officer for Linfinity Microelectronics Inc. and has served in such capacity since that date. He joined the Company after twelve years with Texas Instruments (TI), an electronics company. From November 1990 to November 1992, Mr. Whitney was the Standard Linear Products Manager, Semiconductor Group at TI. From December 1985 to November 1990, Mr. Whitney was the Op Amps Product Manager, Semiconductor Group. From November 1983 through November 1985, Mr. Whitney held various positions within the Voltage Regulator Product Group at TI. For the three years prior to working in the Semiconductor Group, Mr. Whitney was associated with the Consumer Products Group. His last position in this Group was as IC Development Manager, Home Computer Division. Prior to joining TI, Mr. Whitney was an Engineering Supervisor and Instructor for the University of Southwestern Louisiana Departments of Computer Science and Electrical Engineering.



PART II

ITEM 5.		Market for the Registrant's Common Stock and Related Stockholder
Matters

	The information set forth under the caption "Quarterly Results and Stock Market Data (unaudited)" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 6.		Selected Financial Data

	The information set forth under the captions "Financial Highlights," "Five Year Selected Financial Data" and the fourth sentence of footnote A to the information set forth under the caption "Quarterly Results and Stock Market Data (unaudited)" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 7.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

	The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference to Excerpts of the Annual Report.

ITEM 8.		Financial Statements and Supplementary Data

	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP dated July 25, 1995, are incorporated herein by reference to Excerpts of the Annual Report.

ITEM 9.		Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

	Not applicable.



PART III

ITEM 10.		Directors and Executive Officers of the Registrant

	Information regarding directors appearing under the caption "Proposal No. One - Election of Directors--Nominees" on pages 2 and 3 of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders filed with the Commission on September 22, 1995, (the "Proxy Statement") is incorporated herein by reference.

	Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following
Item 4 in Part I hereof.

	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Compliance with Section 16 of the Securities Exchange Act of 1934" appearing on page 15 of the Proxy
Statement.

ITEM 11.		Executive Compensation

	Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One - Election of Directors--Nominees" on pages 2 and 3, "Executive Officer Compensation" on pages 17, 18 and 19, "Proposal No. One - Election of Directors--Director Compensation" on page 4 and "Certain Transactions" on page 19.

ITEM 12.		Security Ownership of Certain Beneficial Owners and Management

	Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management" on pages 15 and 16.

ITEM 13.		Certain Relationships and Related Transactions

	Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions" on page 19.



PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)	Financial Statements and Financial Statement Schedules

		The following documents are filed as part of this report:

			1.	Financial Statements*:

				Consolidated Balance Sheets at June 30, 1995 and 1994
				Consolidated Statements of Operations for the years ended June
    30, 1995, 1994 and 1993
				Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995,
				1994 and 1993
				Consolidated Statements of Cash Flows for the years ended June
    30, 1995, 1994 and
				1993
				Notes to Consolidated Financial Statements
				Independent Auditors' Report

*	Incorporated herein by reference to Excerpts of the Company's 1995
Annual Report

			2. 	Financial Statement Schedules:

				Independent Auditors' Report
				For the three fiscal years ended June 30, 1995, Schedule II,
    Valuation and Qualifying Accounts and Reserves

	All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

			3.	Exhibits:

				See Item 14(c) below.

	(b)	Reports on Form 8-K

				No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.

	(c)	Exhibits

				The exhibits listed on the accompanying index immediately
    following the signature page are filed as a part of this report.

	(d)	Financial Statement Schedules

				See Item 14(a) above.





INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
SymmetriCom, Inc.

	We have audited the consolidated financial statements of SymmetriCom, Inc. as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated July
25, 1995; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of SymmetriCom, Inc. listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
_________________________
DELOITTE & TOUCHE LLP

San Jose, California
July 25, 1995


SCHEDULE II


SYMMETRICOM, INC.


VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)


                        							Balance		 Charged
							                          at		    to Costs			           Balance
			                       				Beginning	   and      Deductions   at
                      							  of Year   Expenses	      (1)     End of
                                                                 Year
Year ended June 30, 1995:
Accrued warranty expense 	      $ 2,071   $ 1,021   $   572	  $ 2,520
Allowance for doubtful accounts	$   242   $   122   $    25   $   339


Year ended June 30, 1994:
Accrued warranty expense	       $ 2,136   $   386   $   451   $ 2,071
Allowance for doubtful accounts	$   114   $   155   $    27   $   242


Year ended June 30, 1993:
Accrued warranty expense        $ 1,047   $ 1,646   $   557   $ 2,136
Allowance for doubtful accounts	$   109   $     8   $     3   $   114



(1) Deductions represent amounts written off against the reserve or allowance.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

										SYMMETRICOM, INC.

Date:  September 22, 1995				By:	/s/ J. Scott Kamsler
                                 ____________________
										                        (J. Scott Kamsler)
										                    Vice President, Finance and
										                      Chief Financial Officer
										                      (Principal Financial and
										                        Accounting Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature			                    Title			                        Date

                   							Chairman of the Board and
							                   Chief Executive Officer
/s/  William D. Rasdal		 (Principal Executive Officer)	   September 22, 1995
    (William D. Rasdal)



                    							Vice President, Finance and
							                      Chief Financial Officer
/s/  J. Scott Kamsler         (Principal Financial
    (J. Scott Kamsler)			    and Accounting Officer)	     September 22, 1995



/s/  Howard Anderson				           Director		             September 22, 1995
    (Howard Anderson)


/s/  Paul N. Risinger              Director		             September 22, 1995
    (Paul N. Risinger)


/s/  Roger A. Strauch     				     Director               September 22, 1995
    (Roger A. Strauch)


/s/  Robert M. Wolfe               Director		             September 22, 1995
    (Robert M. Wolfe)



Exhibit
Number						Index of Exhibits

	3.1(1)			Restated Articles of Incorporation.

	3.2(2)			Certificate of Amendment to Restated Articles of
          Incorporation filed December 11, 1990.

	3.3(10)		Certificate of Amendment to Restated Articles of Incorporation
          filed October 27, 1993.

	3.4(10)		By-Laws, as amended July 21, 1993.

	4.1(3)			Common Shares Rights Agreement dated December 6, 1990,
          between Silicon General, Inc. and Manufacturers
          Hanover Trust Company of California, including the form of
		        Rights Certificate and the  Summary of Rights attached thereto as
          Exhibits A and B, respectively.

	4.2(4)			Amendment to the Common Shares Rights Agreement dated
          February 5, 1993 between Silicon General, Inc.
          and Chemical Trust Company of California, formerly
  		      Manufacturers Hanover Trust Company of California, including the form of Rights Certificate and the Summary of Rights
          attached thereto as Exhibits A and B, respectively.

	10.1(5)(12)	Amended and Restated Employees' Stock Option Plan (1980),
          with form of Stock Option Agreement (1980 Plan).

	10.2(5)(12)	Amended and Restated Non-Qualified Stock Option Plan
          (1982), with form of Employee Non-Qualified
          Stock Option (1982 Plan).

	10.3(5)(12)	Amended and Restated Employee Stock Option Plan (1983),
          with form of Stock Option Under Incentive Stock
          Option Plan 1983.

	10.4(12)		1990 Director Option Plan (as amended through October 25, 1995).

	10.5(5)(12)	Form of Director Option Agreement.

	10.6(12)		1990 Employee Stock Plan (as amended through October 25, 1995).

	10.7(5)(12)	Forms of Stock Option Agreement, Restricted Stock Purchase
          Agreement, Tandem Stock Option/SAR Agreement, and Stock Appreciation Right Agreement for use under
	         the 1990 Employee Stock Plan.

	10.8(11)(12)	1995 Employee Stock Purchase Plan, with form of
          Subscription Agreement.

	10.9(2)		Loan Agreements between the Company and the John Hancock Mutual
          Life Insurance Company, dated October 18, 1990,
          including exhibits thereto.

	10.10(6)		Lease Agreement by and between the Company and Menlo
           Tasman Investment Company dated June 16,
           1986, and Amendment to Lease dated March 27, 1987.

	10.11(2)		Lease Agreement by and between Zeltex Puerto Rico, Inc., a
           subsidiary of the Company, and Puerto
           Rico Industrial Development Company dated January 22, 1991.

	10.12(10)		Lease Agreement by and between Telecom Solutions Puerto
            Rico, Inc., a subsidiary of the Company, and
            Puerto Rico Industrial Development dated August 9, 1994.

	10.13(10)		Lease Agreement by and between Navstar Systems Limited, a
            subsidiary of the Company, and Baker
            Hughes Limited dated April 22, 1994.

	10.14(10)		Revolving Credit Loan Agreement between the Company and
            Comerica Bank-Detroit dated December 1, 1993.

	10.15	   		First Amendment to the Revolving Credit Loan Agreement
            between the Company and Comerica Bank-Detroit
            dated April 20, 1995.

	10.16(7)		Form of Indemnification Agreement.

	10.17(9)		Linfinity Microelectronics Inc. Common Stock and Series A
           Preferred Stock Purchase Agreement dated June 28, 1993.

	10.18(9)		Tax Sharing Agreement between Linfinity Microelectronics
           Inc. and the Company dated June 28, 1993.

	10.19(9)		Intercompany Services Agreement between Linfinity
           Microelectronics Inc. and the Company dated June 28, 1993.

	10.20(9)(12)	Linfinity Microelectronics Inc. 1993 Stock Option Plan
           with form of Stock Option Agreement.

	10.21(9)		Linfinity Microelectronics Inc. Form of Indemnification
           Agreement.

	10.22(9)(12)	Employment offer letter by and between the Company and
           Brad P. Whitney, President and Chief Operating
           Officer, Linfinity Microelectronics Inc. dated November 20, 1992.

	10.23(8)		Agreement for Sale and Purchase of the Navstar Business of
           Radley Services Limited.

	10.24(8)		Agreement for the Sale and Purchase of Certain Assets of
           Navstar Electronics, Inc.

	13.1	   		SymmetriCom, Inc. Excerpts of the 1995 Annual Report.

	21.1	   		Subsidiaries of the Company.

	23.1		    Independent Auditors' Consent.

	27.1			   Financial Data Schedule.


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

	(7)				Incorporated by reference from Exhibits to the 1990 Proxy
        Statement.

	(8)				Incorporated by reference from Exhibits to Current Report
        on Form 8-K filed with the Securities and
        Exchange Commission on September 2, 1993.

	(9)				Incorporated by reference from Exhibits to Annual Report
        on Form 10-K for the fiscal year ended June 30, 1993.

	(10)			Incorporated by reference from Exhibits to Annual Report on Form
        10-K for the fiscal year ended June 30, 1994.

	(11)			Incorporated by reference from Exhibits to Registration
        Statement on Form S-8 filed with the Securities
        and Exchange Commission on January 4, 1995.

	(12)			Indicates a management contract or compensatory plan or
        arrangement.