Form 10-Q
period 1995-09-30
SYMMETRICOM INC
filed 1995-10-20
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1995

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from    		 to 		 .

Commission file number 0-2287

SYMMETRICOM, INC.
(Exact name of registrant as specified in its charter)

California	No.                          95-1906306
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

85 West Tasman Drive, San Jose, California  95134-1703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (408) 943-9403


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

 Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

	CLASS	OUTSTANDING AS OF SEPTEMBER 30, 1995

	Common Stock	15,403,269


SYMMETRICOM, INC.

FORM 10-Q

INDEX


PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:
                                                     Page
	Consolidated Balance Sheets
		September 30, 1995 and June 30, 1995                 3

	Consolidated Statements of Operations
		Three months ended September 30, 1995 and 1994       4

	Consolidated Statements of Cash Flows
		Three months ended September 30, 1995 and 1994       5

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


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)


                              September 30, 1995         June 30, 1995
                                 (Unaudited)
ASSETS
Current assets:
	Cash and cash equivalents        $	19,112                   $ 19,354
	Short-term investments             14,814                     13,851
	Accounts receivable                13,903                     11,845
	Inventories                        17,758                     17,855
	Other current assets                4,085                      3,715
                                  ________                   ________
		Total current assets              69,672                     66,620

Property, plant and equipment, net  17,596                     16,978
Other assets, net                    1,527                      1,728
                                  ________                   ________
                                  $ 88,795                   $ 85,326
                                  ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Accounts payable                 $  4,885                   $  4,308
	Accrued liabilities                10,536                     11,521
	Current maturities of
  long-term debt                        53                         52
                                  ________                   ________
		Total current liabilities         15,474                     15,881

Long-term debt, less current
 maturities                          5,752                      5,766
Deferred rent                          177                        231
Deferred income taxes                3,452                      3,323

Shareholders' equity:
	Preferred stock, no par value:
		Authorized - 500 shares
		Issued - none
	Common stock, no par value:
		Authorized - 32,000 shares
		Issued and outstanding - 15,403
   and 15,097 shares                20,106                     19,062
	Retained earnings                  43,834                     41,063
                                  ________                   ________
		Total shareholders' equity        63,940                     60,125
                                  ________                   ________
                                  $ 88,795                   $ 85,326
                                  ========                   ========

The accompanying notes are an integral part of these consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                              Three months ended
                                                 September 30,
                                                1995      1994
                                                  (Unaudited)

Net sales                                     $ 27,678   $ 24,181
Cost of sales                                   14,612     13,360
                                              ________   ________
		Gross profit                                  13,066     10,821
Operating expenses:
	Research and development                        3,626      3,037
	Selling, general and administrative             5,940      5,413
                                              ________   ________
		Operating income                               3,500      2,371
Interest income                                    466        223
Interest expense                                  (149)      (150)
                                              ________   ________
		Earnings before income taxes                   3,817      2,444
Income taxes                                     1,046        445
                                              ________   ________
		Net earnings                                $  2,771   $  1,999
                                              ========   ========
Net earnings per common and common
	equivalent share                             $    .17   $    .13
                                              ========   ========

Weighted average common and common
	equivalent shares outstanding                  16,203     15,413
                                              ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Three months ended
                                                      September 30,
                                                     1995      1994
                                                      (Unaudited)
Cash flows from operating activities:
	Cash received from customers                      $ 25,440    $ 24,361
	Cash paid to suppliers and employees               (24,247)    (22,228)
	Interest received                                      441         223
	Interest paid                                         (149)       (150)
	Income taxes paid                                      (98)       (327)
                                                   ________    ________
		Net cash provided by operating activities           1,387       1,879
                                                   ________    ________
Cash flows from investing activities:
	Purchases of short-term investments                (12,266)
	Maturities of short-term investments                11,303
	Capital expenditures, net                           (1,747)     (1,181)
	Other assets                                            50          74
                                                   ________    ________
		Net cash used for investing activities             (2,660)     (1,107)
Cash flows from financing activities:
	Repayment of long-term debt                            (13)        (11)
	Proceeds from issuance of common stock               1,044         326
                                                  _________    ________
		Net cash provided by financing activities           1,031         315
                                                  _________    ________
		Net increase (decrease) in cash and cash
   equivalents                                         (242)      1,087
		Cash and cash equivalents at beginning of period   19,354      21,250
                                                  _________    ________
		Cash and cash equivalents at end of period       $ 19,112    $ 22,337
                                                  =========    ========

Reconciliation of net earnings to net cash
 provided by operating activities:
  Net earnings                                     $  2,771    $  1,999
	Adjustments
  Depreciation and amortization                       1,280       1,276
		Net deferred income taxes                             421         (80)
		(Increase) decrease in accounts receivable         (2,058)        185
		(Increase) decrease in inventories                     97        (595)
		(Increase) in other current assets                   (662)       (473)
		Increase (decrease) in accounts payable               577        (415)
		Increase (decrease) in accrued liabilities           (985)         25
		(Decrease) in deferred rent                           (54)        (43)
                                                   ________    ________
		Net cash provided by operating activities         $ 1,387    $  1,879
                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation  The consolidated financial statements included herein have been prepared by SymmetriCom, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 1995.

	In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1995, and its results of operations and its cash flows for the three month period then ended. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

2.		Inventories  Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consist of:

                                September 30,          June 30,
                                    1995                 1995
                                          (In thousands)
Raw materials                    $  4,805              $  5,433
Work-in-process                     7,893                 6,910
Finished goods                      5,060                 5,512
                                 ________              ________

                                 $ 17,758              $ 17,855
                                 ========              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
  Working capital increased by $3.5 million to $54.2 million at September 30, 1995, from $50.7 million at June 30, 1995, while the current ratio increased to 4.5 to 1.0 from 4.2 to 1.0. During the same period, cash and cash equivalents, and short-term investments increased to $33.9 million from $33.2 million primarily due to $1.4 million in cash provided by operating activities and $1.0 million in proceeds from the issuance of common stock, offset by $1.7 million used for capital expenditures.
At September 30, 1995, the Company had $7.0 million of unused credit available under its bank line of credit.
	 The Company believes that cash and cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At September 30, 1995, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations
	 Net sales increased by $3.5 million (14%) to $27.7 million in the first quarter of fiscal 1996 from $24.2 million in the first quarter of fiscal
1995.  Telecom Solutions net sales increased by $2.8 million (19%) to
$17.2 million in the first quarter of fiscal 1996 from $14.4 million in the corresponding period of fiscal 1995.  The increase in
Telecom Solutions sales resulted from sales of new Synchronization products which more than offset declines in sales of mature Synchronization products and Analog products.  Linfinity Microelectronics Inc. (Linfinity)
net sales increased by $.7 million (7%) to $10.5 million in the first quarter of fiscal 1996 from $9.8 million in the first quarter of fiscal 1995 .  The increase was primarily due to higher unit volume
which more than offset a shift in sales to lower priced products.
	 The gross profit margin, as a percentage of net sales, increased to 47% in the first quarter of fiscal 1996 compared to 45% in the first quarter of fiscal 1995.  The higher gross profit margin percentage resulted primarily from increased manufacturing efficiencies at both operations.  Future gross profit margins will largely depend on product mix and manufacturing efficiencies.
	 Research and development expense increased by 19% to $3.6 million (or 13%
of sales) in the first quarter of fiscal 1996 from $3.0 million (or 13% of sales) in the first quarter of fiscal 1995  primarily due to the Company's commitment to both the development of new products and the enhancement of existing products, with a proportionately higher increase at Linfinity.
	 Selling, general and administrative expense increased by 10% to $5.9 million (or 21% of net sales) in the first quarter of fiscal 1996 from  $5.4 million (or 22% of net sales) in the first quarter of fiscal 1995.  The increase was essentially due to higher selling expenses principally at
Telecom Solutions and increased general and administrative costs.
	 Interest income increased to $.5 million in the first quarter of fiscal
1996 compared to $.2 million in the corresponding period of fiscal 1995 primarily due to an increase in cash available for investment.
	 The Company's effective tax rate was 27% in the first quarter of fiscal 1996 compared to 18% in the first quarter of fiscal 1995 and 11% for all of fiscal
1995.  The effective tax rate for fiscal 1996 is expected to be lower than the combined federal and state tax rate essentially due to the benefit of lower income tax rates on income earned in Puerto Rico and to state tax credits.  In future years, certain provisions of the Omnibus Budget
Reconciliation Act of 1993 may result in less favorable tax
treatment for income earned in Puerto Rico.
  As a result of the above factors, net earnings in the first quarter of fiscal 1996 increased to $2.8 million, or $.17 per share, compared to $2.0 million, or $.13 per share, in the first quarter of fiscal 1995.
	 Future Company operating results will largely depend upon (i) the
Company's ability to implement new technologies and develop new products,
(ii) the Company's response to increased competition, (iii) changes in product mix and (iv) manufacturing efficiencies.  Future Telecom Solutions operating results for a fiscal period will continue to be, as past results have been, highly dependent upon the receipt and shipment of customer orders during that fiscal period.  Therefore, any delays in the receipt of orders, particularly large orders, may result in a significant fluctuation in operating results from quarter to quarter.  Future Linfinity operating results will also be subject to the cyclical nature of the semiconductor industry.
	 The Company's stock price has been and may continue to be subject to significant volatility.  Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the
Company's common stock.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

		(a)	Exhibits

			Exhibit 27 - Financial Data Schedule

		(b)	Reports on Form 8-K

			No reports on Form 8-K were filed during the three months ended
September 30, 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           							SYMMETRICOM, INC.
                           							(Registrant)

DATE: October 20, 1995          		By: /s/J. Scott Kamsler
                                  J. Scott Kamsler
	                                 Vice President, Finance
	                                 and Chief Financial Officer
	                                 (for Registrant and as Principal
                                  Financial and Accounting Officer)