Form 10-Q
period 1995-12-31
SYMMETRICOM INC
filed 1996-02-13
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ______ to ______.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    Yes  X
No __

Applicable Only to Issuers Involved in Bankruptcy Proceedings
During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents andreports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.	Yes     No ___

Applicable Only to Corporate Issuers:

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

CLASS                    OUTSTANDING AS OF JANUARY 31, 1996

Common Stock                        15,536,943


SYMMETRICOM, INC.

FORM 10-Q

INDEX


                                                                Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets
December 31, 1995 and June 30, 1995                               3

Consolidated Statements of Operations
Three and six months ended December 31, 1995 and 1994             4

Consolidated Statements of Cash Flows
Six months ended December 31, 1995 and 1994                       5

Notes to Consolidated Financial Statements                        6

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                               7

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders       10

Item 6.	Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                        11


                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                             December 31,  June 30,
                                                1995         1995
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  22,412  $  19,354
  Short-term investments                         12,970     13,851
  Accounts receivable                            15,377     11,845
  Inventories                                    17,778     17,855
  Other current assets                            3,589      3,715
                                              _________  _________
    Total current assets                         72,126     66,620

Property, plant and equipment, net               19,419     16,978
Other assets, net                                 1,405      1,728
                                              _________  _________
                                              $  92,950  $  85,326


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   4,453  $   4,308
  Accrued liabilities                            11,892     11,521
  Current maturities of long-term debt               54         52
                                              _________  _________
    Total current liabilities                    16,399     15,881

Long-term debt, less current maturities           5,739      5,766
Deferred rent                                       125        231
Deferred income taxes                             3,381      3,323

Shareholders' equity:
  Preferred stock, no par value:
    Authorized   500 shares
    Issued   none
  Common stock, no par value:
    Authorized   32,000 shares
    Issued and outstanding   15,435
     and 15,097 shares                           20,135     19,062
  Retained earnings                              47,171     41,063
                                              _________  _________
    Total shareholders' equity                   67,306     60,125
                                              _________  _________
                                              $  92,950  $  85,326


The accompanying notes are an integral part of these consolidated financial statements.



                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three months ended    Six months ended
                                    December 31,         December 31,
                                   1995      1994       1995     1994

Net sales                        $ 28,426  $ 25,590  $ 56,104  $ 49,771
Cost of sales                      14,837    14,210    29,449    27,570
                                 ________  ________  ________  ________
    Gross profit                   13,589    11,380    26,655    22,201
Operating expenses:
  Research and development          3,522     3,259     7,148     6,296
  Selling, general and
   administrative                   5,921     5,702    11,861    11,115
                                 ________  ________  ________  ________
    Operating income                4,146     2,419     7,646     4,790
Interest income                       481       278       947       501
Interest expense                     (148)     (150)     (297)     (300)
                                 ________  ________  ________  ________
    Earnings before income taxes    4,479     2,547     8,296     4,991
Income taxes                        1,142       135     2,188       580
                                 ________  ________  ________  ________
    Net earnings                 $  3,337  $  2,412  $  6,108  $  4,411


Net earnings per common and
 common equivalent share         $    .21  $    .15  $    .38  $    .28

Weighted average common and common
 equivalent shares outstanding     16,045    15,672    16,124    15,542






The accompanying notes are an integral part of these consolidated financial statements.



                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                      Six months ended
                                                        December 31,
                                                     1995         1994
Cash flows from operating activities:
  Cash received from customers                   $  51,789    $  49,093
  Cash paid to suppliers and employees             (46,340)     (42,330)
  Interest received                                    884          449
  Interest paid                                       (297)        (300)
  Income taxes paid                                   (208)        (905)
                                                 _________    _________
    Net cash provided by operating activities        5,828        6,007
                                                 _________    _________
Cash flows from investing activities:
  Purchases of short-term investments              (16,619)      (2,903)
  Maturities of short-term investments              17,500
  Capital expenditures, net                         (4,720)      (3,005)
  Other assets                                          21           77
                                                 _________    _________
    Net cash used for investing activities          (3,818)      (5,831)
                                                 _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                          (25)         (23)
  Proceeds from issuance of common stock             1,073          526
                                                 _________    _________
    Net cash provided by financing activities        1,048          503
                                                 _________    _________
    Net increase in cash and cash equivalents        3,058          679
    Cash and cash equivalents at beginning of
     period                                         19,354       21,250
                                                 _________    _________
    Cash and cash equivalents at end of period   $  22,412    $  21,929


Reconciliation of net earnings to net cash provided
 by operating activities:
  Net earnings                                   $   6,108    $   4,411
  Adjustments
    Depreciation and amortization                    2,581        2,594
    Net deferred income taxes                          623         (245)
    (Increase) in accounts receivable               (3,532)        (378)
    (Increase) decrease in inventories                  77         (727)
    (Increase) in other current assets                (439)        (708)
    Increase in accounts payable                       145        1,022
    Increase in accrued liabilities                    371          131
    (Decrease) in deferred rent                       (106)         (93)
                                                 _________    _________
    Net cash provided by operating activities    $   5,828    $   6,007



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

In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1995, the results of operations for the three and six month periods then ended and cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                 December 31,         June 30,
                                     1995               1995
                                          (In thousands)
         Raw materials            $ 5,784              $ 5,433
         Work-in-process            6,402                6,910
         Finished goods             5,592                5,512
                                  _______              _______
                                  $17,778              $17,855
                                  =======              =======

3. Recent Accounting Pronouncements. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued which allows the adoption of a fair value based method of accounting for stock-based compensation plans. The Company believes at this time, as permitted by SFAS 123, that it will elect to provide certain disclosures including pro forma net earnings and net earnings per share information as if the fair value method had been adopted beginning in its fiscal 1997 financial statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking information" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that Section. The Company's actual results could differ materially from those projected in the forward looking information. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward looking information are listed below. The Company assumes no obligation to update the information contained herein.

Potential Fluctuations in Quarterly Operating Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors including the timing, cancellation or delay of customer orders; the mix of products sold; the timing of new product introductions by the Company or its competitors; the long sales cycles associated with the Company's products; market acceptance of the Company's and its competitors' products; and other competitive factors. Company operations entail a high level of fixed costs and require an adequate volume of production and sales to maintain adequate gross margins. During periods of decreased demand, these high fixed costs could have a material adverse effect on the Company's business, operating results and financial condition. Telecom Solutions spending for selling, marketing and research and development will increase in the third quarter of fiscal 1996.

Order Timing. A substantial portion of each quarter's shipments are based on orders received during that quarter. Therefore, operating results may fluctuate significantly from quarter to quarter due to uncertainty in the timing of the receipt of orders. Low orders booked by Linfinity Microelectronics Inc. (Linfinity) during the second quarter and first month of the third quarter of fiscal 1996 will result in lower Linfinity net sales and profitability in the third quarter of fiscal 1996. As actual shipments will depend on orders received during the quarter, and the timing of such orders is difficult to predict, Linfinity may incur a loss during the quarter.

Product Performance and Reliability. The Company's customers establish demanding specifications for performance and reliability. The Company's products are complex and use many state of the art components, processes and techniques. Any unforeseen problem due to the advanced nature of the technology employed in the Company's products could have a material adverse effect on the Company's operating results.

Market Change. Future results depend in large part on growth in the market for the Company's products. These markets are subject to changes due to economic conditions in general, or as those conditions relate specifically to the markets in which the Company competes. Some factors which affect the markets for the Company's products include changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

Competition. Markets for the Company's products are highly competitive, and some of the Company's competitors, or potential competitors are much larger than the Company, with substantially greater resources. Operating results are subject to fluctuation based on unforeseen actions taken by competitors. Competition with some of the Company's products is increasing. Results will depend on the Company's ability to maintain competitive performance, quality, cost and service.

The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors, could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

Working capital increased by $5.0 million to $55.7 million at December 31, 1995 from $50.7 million at June 30, 1995, while the current ratio increased to 4.4 to 1.0 from 4.2 to 1.0. During the same period, cash and cash equivalents, and short-term investments increased to $35.4 million from $33.2 million primarily due to $5.8 million in cash provided by operating activities and $1.1 million in proceeds from the issuance of common stock, partially offset by $4.7 million used for capital expenditures. At December 31, 1995, the Company had $7.0 million of unused credit available under its bank line of credit.

The Company believes that cash and cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At December 31, 1995, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

Net sales for the three and six month periods ended December 31, 1995 and 1994 were as follows:
                               Three Months             Six Months
                                  Ended                   Ended
                               December 31,             December 31,
                         1995    1994  Change       1995    1994   Change
(In millions)
Net sales data*:
Telecom Solutions        $18.4  $15.8   17%         $35.6   $30.2   18%
Linfinity
  Microelectronics Inc.   10.1    9.8    2%          20.5    19.6    5%
                         _____  _____               _____   _____
                         $28.4  $25.6   11%         $56.1   $49.8   13%

* May not add due to rounding.

Telecom Solutions net sales increased 17% in the second quarter of fiscal
1996 compared to the second quarter of fiscal 1995 primarily due to higher Integrated Digital Services Terminal (IDST) sales. Telecom Solutions net sales increased 18% in the first half of fiscal 1996 compared to the first half of fiscal 1995 principally due to higher new synchronization product and IDST sales which more than offset declines in mature synchronization product sales. Linfinity net sales remained relatively flat during the second quarter of fiscal 1996 and increased 5% in the first half of fiscal 1996 compared to the corresponding periods of fiscal 1995. The increase was primarily due to higher unit volume.

The gross profit margin, as a percentage of net sales, increased to 48% in both the second quarter and first half of fiscal 1996 compared to 44% and 45% in the corresponding periods of fiscal 1995. The fiscal 1996 second quarter increase resulted primarily from higher efficiencies at Linfinity. The fiscal 1996 first half increase was primarily attributable to increased unit volume and other manufacturing efficiencies at both operations.
Future gross profit margins will largely depend on product mix, manufacturing efficiencies and selling prices.

Research and development expense was $3.5 million (or 12% of sales) and $7.1 million (or 13% of sales) in the second quarter and first half of fiscal 1996, respectively, compared to $3.3 million (or 13% of sales) and $6.3 million (or 13% of sales) in the corresponding periods of fiscal 1995 as the Company continued to focus on new product development at both Telecom Solutions and Linfinity.

Selling, general and administrative expense increased to $5.9 million (or 21% of sales) and $11.9 million (or 21% of sales) in the second quarter and first half of fiscal 1996, respectively, compared to $5.7 million (or 22% of sales) and $11.1 million (or 22% of sales) in the corresponding periods of fiscal 1995. The dollar increases were primarily due to higher Telecom Solutions selling expenses and increased Linfinity general and administrative costs.

Interest income increased to $.5 million and $.9 million in the second quarter and first half of fiscal 1996, respectively, compared to $.3 million and $.5 million in the corresponding periods of fiscal 1995 primarily due to an increase in funds available for investment.

The Company's effective tax rate was 25% and 26% in the second quarter and first half of fiscal 1996, respectively, compared to 5% and 12% in the corresponding periods of fiscal 1995 and 11% for all of fiscal 1995. The effective tax rate for fiscal 1996 is expected to be lower than the combined federal and state tax rate primarily due to the benefit of lower income tax rates on income earned in Puerto Rico and state tax credits. The lower effective tax rate in fiscal 1995 compared to fiscal 1996 was primarily due to the reduction in the valuation allowance for deferred tax assets in fiscal 1995. In future years, certain provisions of the Omnibus Budget Reconciliation Act of 1993 may result in less favorable tax treatment for income earned in Puerto Rico. Additionally, several legislative proposals currently in Congress, if enacted, would result in the eventual elimination of the favorable tax treatment for income earned in Puerto Rico.

As a result of the above factors, net earnings in the second quarter of fiscal 1996 increased to $3.3 million, or $.21 per share, compared to $2.4 million, or $.15 per share, in the second quarter of fiscal 1995. Net earnings in the first half of fiscal 1996 increased to $6.1 million, or $.38 per share, from $4.4 million, or $.28 per share, in the same period of fiscal 1995.

Accounting Pronouncement

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued which allows the adoption of a fair value based method of accounting for stock-based compensation plans. The Company believes at this time, as permitted by SFAS 123, that it will elect to provide certain disclosures including pro forma net earnings and net earnings per share information as if the fair value method had been adopted beginning in its fiscal 1997 financial statements.

PART II.   OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on October 25,
1995.

(b) All director candidates, William D. Rasdal, Paul N. Risinger, Howard Anderson, Roger A. Strauch and Robert M. Wolfe, were duly elected.

(c) (i)     The votes for the director candidates were as follows:

Nominee                      Votes For           Votes Withheld

William D. Rasdal           13,866,110            114,386
Paul N. Risinger            13,918,710             61,786
Howard Anderson             13,918,878             61,618
Roger A. Strauch            13,914,618             65,878
Robert M. Wolfe             13,917,178             63,318
There were no abstentions or broker non-votes with respect to election of directors.

(c)( ii) The shareholders approved the amendments to the Company's 1990 Employee Stock Plan (the "1990 Plan") to (i) increase the number of shares reserved for issuance thereunder from 1,700,000 to 2,200,000, (ii) provide that on the first day of each fiscal year of the corporation, beginning with the fiscal year commencing July 1, 1996, the number of shares reserved for issuance under the 1990 Plan shall be increased by an amount equal to 3.0% of the outstanding shares of the Company's Common Stock as of the last trading day of the Company's immediately preceding fiscal year, and (iii) provide that the number of shares that may be granted to any employee of the Company in any fiscal year is limited to 250,000 shares to comply with the requirements applicable to "performance-based compensation" under
Section 162(m) of the Internal Revenue Code of 1986, as amended; provided that at the time of initial hire, an employee of the Company may be granted an option to purchase an additional 250,000 shares which shall not count against the 250,000 share limit set forth above. The vote was 10,781,007 for, 2,856,675 against and 99,754 abstaining, with 243,060 broker non-votes.

(c)(iii) The shareholders approved the amendments to the Company's 1990 Director Option Plan to (i) increase the number of shares reserved for issuance thereunder from 150,000 to 300,000, (ii) provide for the automatic grant to each outside director of (a) a 10,000 share option on the date on which such person first becomes an outside director and (b) a 10,000 share option on January 1 of each year, if on such date, such person shall have served on the Board for at least six months, and (iii) modify the section pertaining to merger and sale of assets to (a) provide for full acceleration of vesting in a merger or sale transaction in the event that outstanding options are not assumed or substituted, (b) amend the definition of "Change in Control" to delete reference to transactions requiring shareholder approval, and (c) provide for full acceleration of vesting in the event of the acquisition by a person of 50% or more of the combined voting power of the Company's then outstanding securities. The vote was 12,423,502 for, 1,005,159 against and 113,157 abstaining, with 438,678 broker non-votes.

(c)(iv) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The vote was 13,777,294 for, 162,400 against and 39,302 abstaining, with 1,500 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.25 Supplement and Amendment, dated November 27, 1995, to the Lease Agreement by and between Telecom Solutions Puerto Rico, Inc., a subsidiary of the Company, and Puerto Rico Industrial Development Company dated August 9, 1994.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  February 12, 1996                  By:
                                          /s/J. Scott Kamsler
                                          J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer)