Form 10-Q
period 1996-03-31
SYMMETRICOM INC
filed 1996-05-09
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________   to          .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes     X     No _____

Applicable Only to Issuers Involved in Bankruptcy Proceedings
During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all
documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.	Yes
No

Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

CLASS             OUTSTANDING AS OF APRIL 30, 1996

Common Stock                 15,559,818



SYMMETRICOM, INC.

FORM 10-Q

INDEX


                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets
March 31, 1996 and June 30, 1995                            3

Consolidated Statements of Operations
Three and nine months ended March 31, 1996 and 1995         4

Consolidated Statements of Cash Flows
Nine months ended March 31, 1996 and 1995                   5

Notes to Consolidated Financial Statements                  6

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                    11

SIGNATURES                                                  11


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                              March 31,   June 30,
                                                1996        1995
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  29,132  $  19,354
  Short-term investments                          5,965     13,851
  Accounts receivable                            12,133     11,845
  Inventories                                    18,561     17,855
  Other current assets                            3,285      3,715
                                              _________  _________
    Total current assets                         69,076     66,620

Property, plant and equipment, net               21,354     16,978
Other assets, net                                 1,573      1,728
                                              _________  _________
                                              $  92,003  $  85,326


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   4,736  $   4,308
  Accrued liabilities                             9,235     11,521
  Current maturities of long-term debt               56         52
                                              _________  _________
    Total current liabilities                    14,027     15,881

Long-term debt, less current maturities           5,724      5,766
Deferred rent                                        71        231
Deferred income taxes                             3,386      3,323

Shareholders' equity:
  Preferred stock, no par value:
    Authorized   500 shares
    Issued   none
  Common stock, no par value:
    Authorized   32,000 shares
    Issued and outstanding   15,560
     and 15,097 shares                           21,306     19,062
  Retained earnings                              47,489     41,063
                                              _________  _________
    Total shareholders' equity                   68,795     60,125
                                              _________  _________
                                              $  92,003  $  85,326
                                              =========  =========


The accompanying notes are an integral part of these consolidated financial statements.


                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three months ended   Nine months ended
                                      March 31,           March 31,
                                   1996      1995      1996      1995

Net sales                        $ 22,693  $ 26,261  $ 78,797  $ 76,032
Cost of sales                      14,365    13,798    43,814    41,368
                                 ________  ________  ________  ________
    Gross profit                    8,328    12,463    34,983    34,664
Operating expenses:
  Research and development          3,667     3,313    10,815     9,609
  Selling, general and
   administrative                   4,905     6,226    16,766    17,341
                                 ________  ________  ________  ________
    Operating income (loss)          (244)    2,924     7,402     7,714
Interest income                       451       378     1,398       879
Interest expense                     (149)     (150)     (446)     (450)
                                 ________  ________  ________  ________
    Earnings before income taxes       58     3,152     8,354     8,143
Income taxes                         (260)      366     1,928       946
                                 ________  ________  ________  ________
    Net earnings                 $    318  $  2,786  $  6,426  $  7,197
                                 ========  ========  ========  ========


Net earnings per common and
 common equivalent share         $    .02  $    .18  $    .40  $    .46

Weighted average common and common
 equivalent shares outstanding     15,900    15,786    16,049    15,624






The accompanying notes are an integral part of these consolidated financial statements.



                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                     Nine months ended
                                                          March 31,
                                                     1996         1995
Cash flows from operating activities:
  Cash received from customers                   $  78,286    $  74,016
  Cash paid to suppliers and employees             (70,695)     (64,272)
  Interest received                                  1,346          770
  Interest paid                                       (446)        (450)
  Income taxes paid                                   (260)      (1,037)
                                                 _________    _________
    Net cash provided by operating activities        8,231        9,027
                                                 _________    _________
Cash flows from investing activities:
  Purchases of short-term investments              (21,664)      (5,899)
  Maturities of short-term investments              29,550
  Capital expenditures, net                         (7,746)      (4,828)
  Other assets                                        (299)          75
                                                 _________    _________
    Net cash used for investing activities            (159)     (10,652)
                                                 _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                          (38)         (35)
  Proceeds from issuance of common stock             1,744        1,469
                                                 _________    _________
    Net cash provided by financing activities        1,706        1,434
                                                 _________    _________
    Net increase (decrease) in cash and cash
     equivalents                                     9,778         (191)
    Cash and cash equivalents at beginning of
     period                                         19,354       21,250
                                                 _________    _________
    Cash and cash equivalents at end of period   $  29,132    $  21,059
                                                 =========    =========


Reconciliation of net earnings to net cash provided
 by operating activities:
  Net earnings                                   $   6,426    $   7,197
  Adjustments:
    Depreciation and amortization                    3,824        3,921
    Net deferred income taxes                          752         (660)
    (Increase) in accounts receivable                 (288)      (2,155)
    (Increase) in inventories                         (706)      (2,081)
    (Increase) in other current assets                (259)        (360)
    Increase in accounts payable                       428        1,018
    Increase (decrease) in accrued liabilities      (1,786)       2,293
    (Decrease) in deferred rent                       (160)        (146)
                                                 _________    _________
    Net cash provided by operating activities    $   8,231    $   9,027
                                                 =========    =========



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

In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1996, the results of operations for the three and nine month periods then ended and cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                           March 31,     June 30,
                                            1996          1995
                                               (In thousands)
Raw materials                             $ 6,653        $ 5,433
Work-in-process                             7,390          6,910
Finished goods                              4,518          5,512
                                          _______        _______
                                          $18,561        $17,855
                                          =======        =======

3. Recent Accounting Pronouncements. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued which allows the adoption of a fair value based method of accounting for stock-based compensation plans. The Company believes at this time that it will continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will provide certain disclosures including pro forma net earnings and net earnings per share information as if the fair value method had been adopted for fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward information" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those Sections. The Company's actual results could differ materially from those projected in the forward looking information. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward looking information are listed below. The Company assumes no obligation to update the information contained herein.

Potential Fluctuations in Quarterly Operating Results. The Company's quarterly results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors, including the timing, cancellation or delay of customer orders; the mix of products sold; the timing of new product introductions by the Company or its competitors; delays in new product development and new product production; market acceptance of the Company's and its competitors' products; the long sales cycles associated with the Company's products and other competitive factors. Company operations entail a high level of fixed costs and require an adequate volume of production and sales to maintain reasonable gross margins. Accordingly, any significant decline in demand could have a material adverse effect on the Company's business, operating results and financial condition.

Order Timing. A substantial portion of each quarter's shipments is based on orders received during that quarter, and from time to time, a significant portion of each quarter's shipments is based on orders received in the last month of that quarter. Therefore, operating results may fluctuate significantly from the Company's expectations quarter to quarter due to uncertainty in the timing and the receipt of orders, delays in product shipment and rescheduling or cancellation of orders. The Company presently expects only modest improvement in sales and earnings in the fourth quarter of fiscal 1996 compared to the third quarter of fiscal 1996. The expected improvement is due, in part, to the higher backlog at the beginning of the fourth quarter than at the beginning of the third quarter. However, orders can generally be cancelled or rescheduled by the Company's customers at any time without significant penalty. In addition, there can be no assurance that the Company will receive a sufficient number of new orders during the fourth quarter or that these orders can be shipped in the fourth quarter. Furthermore, there can be no assurance that fourth quarter sales and earnings will show modest improvement from those of the preceding quarter.

New Product Development. The Company is affected by changing technologies and frequent new product introductions. The Company's success will depend on its ability to respond to changing technologies and customer requirements. Delays in new product development or delays in new product production could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will successfully develop and introduce new products, or such new products will achieve market acceptance.

Product Performance and Reliability. The Company's customers establish demanding specifications for performance and reliability. The Company's products are complex and use state of the art components, processes and techniques. There can be no assurance that new products or enhancements of existing products will not contain undetected errors or failures due to the complexities of such products. Any such unforeseen problem could have a material adverse effect on the Company's business, operating results and financial condition.

Market Change. Future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets depends on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes. Some factors which affect the markets for the Company's products include changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

Competition. Markets for the Company's products are highly competitive, and some of the Company's competitors, or potential competitors are much larger than the Company, with substantially greater financial, manufacturing, technical and marketing resources. Operating results are subject to fluctuation based on unforeseen actions taken by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for some of the Company's products is increasing. Results will depend on the Company's ability to maintain competitive performance, quality, cost and service.

The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

Working capital increased to $55.0 million at March 31, 1996 from $50.7 million at June 30, 1995 and the current ratio increased to 4.9 to
1.0 from 4.2 to 1.0 during the same period primarily due to the decrease in accrued liabilities to $9.2 million from $11.5 million. This decrease was essentially due to the payment of fiscal 1995 earnings-based incentive compensation and to the reversal of substantially all accrued fiscal 1996 earnings-based incentive compensation. Cash and cash equivalents, and short-term investments increased to $35.1 million at March 31, 1996 from $33.2 million at June 30, 1995 principally due to $8.2 million in cash provided by operating activities and $1.7 million in proceeds from the issuance of common stock, partially offset by $7.7 million used for capital expenditures. At March 31, 1996, the Company had $7.0 million of unused credit available under its bank line of credit.

The Company believes that cash and cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At March 31, 1996, the Company had no material outstanding commitments to purchase capital equipment.



Results of Operations

Net sales for the three and nine month periods ended March 31, 1996 and 1995 were as follows:

                             Three Months             Nine Months
                                 Ended                   Ended
                               March 31,                March 31,
                              1996   1995   Change  1996   1995   Change
(Dollars in millions)
Net sales data*:
Telecom Solutions            $14.3  $16.0   (11)%   $49.9   $46.2    8%
Linfinity
  Microelectronics Inc.        8.4   10.2	(18)%    28.9    29.8   (3)%
                             _____  _____           _____   _____
                             $22.7  $26.3   (14)%   $78.8   $76.0    4 %

* May not add due to rounding.

Telecom Solutions net sales decreased 11% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 essentially due to lower synchronization sales as some orders received during the third quarter of fiscal 1996 were not deliverable until after the end of the quarter and other orders were delayed pending completion of engineering. Telecom Solutions net sales increased 8% in the first three quarters of fiscal 1996 compared to the first three quarters of fiscal 1995 principally due to the increase in Integrated Digital Services Terminal
(IDST) and new synchronization product sales which offset declines in mature synchronization product sales. Linfinity Microelectronics Inc. (Linfinity) net sales decreased by 18% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily due to lower orders received, customer rescheduling of orders in backlog and a shift in sales to lower priced products. Linfinity net sales decreased by 3% in the first three quarters of fiscal 1996 compared to the corresponding period of fiscal 1995 principally due to a shift in sales to lower priced products.

The gross profit margin, as a percentage of net sales, decreased to 37% and 44% in the third quarter and first three quarters of fiscal 1996, respectively, compared to 47% and 46% in the corresponding periods of fiscal 1995 principally due to lower manufacturing efficiencies at both operations. Future gross profit margins will largely depend on product mix, manufacturing efficiencies and selling prices.

Research and development expense, and selling, general and administrative expense in the third quarter and the first three quarters of fiscal 1996 are net of the significant reversal, in the fiscal 1996 third quarter, of substantially all fiscal 1996 year to date earnings-based incentive compensation due to lower than expected performance in Telecom Solutions and Linfinity whereas the corresponding periods of fiscal 1995 included significant accruals for earnings-based incentive compensation.

Research and development expense was $3.7 million (or 16% of sales) and $10.8 million (or 14% of sales) in the third quarter and first three quarters of fiscal 1996, respectively, compared to $3.3 million (or 13% of sales) and $9.6 million (or 13% of sales) in the corresponding periods of fiscal 1995 as the Company continued to focus on new product development at both Telecom Solutions and Linfinity.

Selling, general and administrative expense decreased to $4.9 million (or 22% of sales) and $16.8 million (or 21% of sales) in the third quarter and first three quarters of fiscal 1996, respectively, compared to $6.2 million (or 24% of sales) and $17.3 million (or 23% of sales) in the corresponding periods of fiscal 1995.

Interest income increased to $.5 million and $1.4 million in the third quarter and first three quarters of fiscal 1996, respectively, compared to $.4 million and $.9 million in the corresponding periods of fiscal 1995 principally due to an increase in funds invested.

The tax credit in the third quarter of fiscal 1996 resulted from the adjustment of the annual estimated effective tax rate due to the increase in the percentage of income expected to be earned in Puerto Rico as a result of lower than anticipated earnings at Linfinity. The Company's effective tax rate was 23% in the first three quarters of fiscal 1996 compared to 12% in the corresponding period of fiscal 1995 and 11% for all of fiscal 1995. The effective tax rate for fiscal 1996 is expected to be lower than the combined federal and state tax rate primarily due to the benefit of lower income tax rates on income earned in Puerto Rico and state tax credits. However, the effective tax rate in fiscal 1996 is estimated to be higher than the effective tax rate in fiscal 1995 primarily due to the reduction in the valuation allowance for deferred tax assets in fiscal 1995. In future years, certain provisions of the Omnibus Budget Reconciliation Act of 1993 may result in less favorable tax treatment for income earned in Puerto Rico. Additionally, several legislative proposals currently in Congress, if enacted, would result in the eventual elimination of the favorable tax treatment for income earned in Puerto Rico.

As a result of the above factors, net earnings in the third quarter of fiscal 1996 decreased to $.3 million, or $.02 per share, compared to $2.8 million, or $.18 per share, in the third quarter of fiscal 1995. Net earnings in the first three quarters of fiscal 1996 decreased to $6.4 million, or $.40 per share, from $7.2 million, or $.46 per share, in the same period of fiscal 1995.

Accounting Pronouncement

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued which allows the adoption of a fair value based method of accounting for stock-based compensation plans. The Company believes at this time that it will continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will provide certain disclosures including pro forma net earnings and net earnings per share information as if the fair value method had been adopted for fiscal 1997.



PART II.   OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SYMMETRICOM, INC.
                                     (Registrant)

DATE:  May 9, 1996                   By:
                                       /s/J. Scott Kamsler
                                       J. Scott Kamsler
                                       Vice President, Finance
                                       and Chief Financial Officer
                                       (for Registrant and as Principal
                                       Financial and Accounting Officer)