Form 10-K
period 1996-06-30
SYMMETRICOM INC
filed 1996-09-17
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	The aggregate market value of the voting stock held by non-affiliates of the registrant at September 2, 1996 was approximately $222,575,473. The number of shares outstanding of the registrant's Common Stock at September 2, 1996 was 15,650,849.

Documents Incorporated by Reference

	Portions of the SymmetriCom, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Commission on or about September 13, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K.




PART I

ITEM 1.		Business

    SymmetriCom, Inc. (the "Company") was incorporated in California in 1956. The Company conducts its business through two separate operations, Telecom Solutions and Linfinity Microelectronics Inc. (Linfinity). Each operates in a different industry segment. Telecom Solutions principally designs, manufactures and markets advanced network synchronization systems and intelligent access systems for telephone companies, private network operators and wireless service providers. Linfinity principally designs, manufactures and markets linear and mixed signal integrated circuits as well as modules for use in power supply, data communications and signal conditioning applications in commercial, industrial, and defense and space markets.

Telecom Solutions

    Telecom Solutions offers a broad range of time reference, or synchronization, systems and intelligent access, or transmission, systems for the worldwide telecommunications industry.

Synchronization
    Reliable synchronization is fundamental to telecommunications services, as it permits the orderly and error free transmission of data. Synchronization allows digital switching and transmission systems to operate at a common, or synchronized, clock rate. High quality synchronization is an essential requirement for telecommunications service providers as they move from analog to digital and implement transmission technologies such as the Synchronous Optical Network (SONET) and the Signaling System Seven (SS7) network. Synchronization degradation can cause digital signal impairments such as jitter, wander and phase transients, resulting in loss of data.

    The Company's core synchronization products consist principally of quartz and rubidium based Digital Clock Distributors (DCDs), which provide highly accurate and uninterruptible clocks that meet the synchronization requirements of digital networks. Telecom Solutions has established itself as a leader in telephone network synchronization and has introduced a series of DCDs and related products. These products provide the critical timing which enables telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

    Telecom Solutions has two key product platforms that are fundamental to the DCD product family, the DCD 500 Series and the DCD Local Primary Reference (LPR) Series. The DCD 500 Series is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout a network to ensure reliable synchronization. The platform can be equipped with a variety of cards to increase functionality. The Maintenance Interface System (MIS) and the Precision Synchronization Monitor (PSM) cards provide an interface for network management and performance monitoring capabilities, which are becoming increasingly important for network maintenance. Such capabilities include network alarm surveillance, central location monitoring and additional clock functions. Furthermore, the platform meets the international standards required for deployment in a Synchronous Digital Hierarchy (SDH) network.

    The DCD-LPR Series provides the ability to effectively use either the Global Positioning System (GPS) or Long Range Navigation (LORAN-C) satellite and land navigation services which provide direct Stratum 1 traceable synchronization at offices equipped with DCD systems.

    The Integrated Local Primary Reference (ILPR) system integrates the two platforms, the DCD 500 Series and the DCD-LPR in a single package. The ILPR is a self-contained primary reference source solution.

    The Company's ability to provide network management is essential as Telecommunications Management Network (TMN) standards, established by the International Telecommunications Union (ITU), have gained popularity among major telecommunications service providers. Telecom Solutions has recently introduced a UNIX-based TMN Element Manager, the TEMTM network management system, which is TMN compliant. The Company has also developed a Windows NT based proprietary network management system. The Company anticipates commercial shipments to commence during fiscal 1997.

    Telecom Solutions introduced CellSyncTM, for the wireless communications market during fiscal 1996 and expects commercial shipments to commence during fiscal 1997. CellSync is a compact synchronization device which combines GPS technology with a feature called BESTIMETM for use with applications in both conventional mobile phone cellular sites and in Personal Communication Systems (PCS) cell sites. BESTIME is a Multiple Input Frequency Lock Loop (MIFLL) designed to adaptively ensemble a variety of frequency sources.

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

    Telecom Solutions synchronization systems are typically priced from $3,000 to $40,000. Navstar products are typically priced from $300 to $5,000.

Transmission Products
    Telecom Solutions transmission products include Secure 7 and the Integrated Digital Services Terminal (IDST). Secure 7, is a multi-bandwidth, intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links such as those used for emergency call services within SS7 telecommunications networks. Secure 7 is designed to provide approximately 100% availability for these critical data applications.

    The IDST is a network access system designed for use in telephone company central and end offices. Customers have deployed the IDST primarily as a transmission, monitoring and test access vehicle for SS7 networks. The IDST provides maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution in the monitoring and transport of links requiring increased reliability. The IDST can also be deployed as an intelligent digital terminal, an intelligent network element providing connectivity between the transport network and customer-serving side of the network. The IDST enhances the network with distributed digital cross-connect functionality and provides subrate, multipoint, test and surveillance capabilities to the subscriber loop.


    Transmission products are typically priced at less than $20,000 for a small system to more than $300,000 for a large system.


    The Company supplies its synchronization systems and transmission products predominantly to the seven Regional Bell Operating Companies (RBOCs), interexchange carriers, independent telephone companies, private network operators, wireless service providers and international telecommunications service providers. Navstar predominantly sells it products to Telecom Solutions, the U.S. Government, original equipment manufacturers (OEMs) and international customers.

Linfinity Microelectronics Inc.

    During fiscal 1994, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary of the Company. Linfinity products principally include linear and mixed signal, standard and custom integrated circuits
(ICs) as well as modules primarily for use in power supply, data communications and signal conditioning applications in commercial, industrial, and defense and space markets.

    ICs are generally divided into three categories; linear, also referred to as analog, digital and mixed signal circuits. Linear circuits process, measure or control real world functions such as temperature, pressure, sound, weight, light and speed. Digital signals are either "on " or "off" and are represented by binary digits "1" or "0". Mixed signal ICs consist of a combination of linear and digital functionality on one chip. The need for analog devices designed to manage real world functionality continues to grow.

    Linfinity's marketing strategy is to shift to high-volume commercial products from low-volume, custom military programs and to focus on value-added standard "off-the-shelf" products. Linfinity has been transitioning to standard products since fiscal 1994 and now offers approximately 400 standard products in its catalog.

    Linfinity derived the majority of its net sales in fiscal 1996 from power supply products, predominantly standard linear ICs which control, regulate, monitor, convert or route voltage and current. These products are used in computer and data storage, lighting, automotive, telecommunications, test, instrumentation, and defense and space equipment. These products include pulse width modulators which shape and manage the characteristics of voltage, low dropout regulators which convert unregulated input voltage to regulated output voltage with a minimum amount of overhead voltage, linear voltage regulators which control the power supply output levels, supervisory circuits which monitor power supply, and power factor correction ICs which reduce energy consumption in fluorescent lighting and other applications. New power supply products introduced by Linfinity include backlight inverter modules and voltage regulator modules, both of which first shipped in the fourth quarter of fiscal 1996. The backlight inverters incorporate Linfinity's proprietary technology and are single-stage cold cathode fluorescent lamp inverter modules that provide dimmable backlighting for LCD products. The voltage regulator modules are used in PC motherboards employing Intels' new, high end Pentiumr Pro processors which require an intelligent voltage supply.

    Data communications ICs are a relatively new product line for Linfinity. These products include Small Computer Systems Interface
(SCSI) products; high speed, parallel communications buses which permit high data transfer rates between computers and various peripheral devices such as hard disk drives, host adapter cards, motherboards, bus extenders, cables and connectors.

    Linfinity offers a range of products for use in analog signal conditioning applications. Signal conditioning ICs translate and buffer analog signals from sensors in a variety of applications including instrumentation, industrial controls, telecommunications and audio equipment. Products include voltage references, comparators and operational amplifiers.

    Linfinity has established a range of manufacturing processes in its in-house fabrication facility which includes both bipolar and bipolar complementary metal oxide semiconductor (BiCMOS) wafer fabrication processes. The bipolar processes provide (1) a high-voltage, high-power process for certain power supply applications and (2) a high-performance, low-voltage process for certain signal conditioning applications. The BiCMOS process combines the high-performance, low-voltage bipolar process with a CMOS process for mixed signal applications such as certain power supply and data communications ICs.

    Linfinity products are generally priced from $0.30 to $5.00 for commercial and industrial applications, $2.50 to $22.00 for defense applications and $200 to $500 for high reliability defense and space applications.

    Linfinity sells its products in the commercial, industrial, and defense and space markets to OEMs and distributors.

Industry Segment Information

    Information as to net sales, operating income and identifiable assets attributable to each of the Company's two industry segments for each year in the three-year period ended June 30, 1996, is contained in Note L of the Notes to Consolidated Financial Statements. See Item 8, Part II, "Financial Statements and Supplementary Data."

Marketing

    In the United States, Telecom Solutions markets and sells most of its products through its own sales force to the seven RBOCs, major interexchange carriers, independent telephone companies, private network operators and wireless service providers. Internationally, Telecom Solutions markets and sells its products through its own sales operation in the United Kingdom and independent sales representatives and distributors elsewhere. In the United States and internationally, Linfinity sells its products through its own sales force and independent sales representatives to original equipment manufacturers and distributors.

Licensing and Patents

    The Company incorporates a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. The Company has United States patents and patent applications pending covering certain technology used by its Telecom Solutions and Linfinity operations. In addition, both operations use technology licensed from others. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive advantage. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company intends to continue its efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. Additionally, if any of the Company's processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to the Company.

Manufacturing

    The Telecom Solutions manufacturing process consists primarily of in-house electrical assembly and test performed by the Company's subsidiary in Aguada, Puerto Rico. Additionally, the Company's subsidiary, Navstar, in England performs in-house electrical assembly and test of its GPS receivers.

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

    The manufacturing of Linfinity's ICs is a highly precise and complex process. Minute impurities, contaminants, errors or difficulties in the manufacturing process, defects in the masks used to print circuits on a wafer, or equipment failure among other factors can cause a substantial number of wafers to be rejected or numerous die on each wafer to be nonfunctional. There can be no assurance that current manufacturing yields can be maintained or better yields will be achieved in the future.

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

Backlog

    The Company's backlog was approximately $26.6 million at June 30, 1996, compared to approximately $21.6 million at June 30, 1995. Backlog consists of orders which are expected to be shipped within the next twelve months. However, the Company does not believe that current or future backlog levels are meaningful indicators of future revenue levels. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. Telecom Solutions backlog was approximately $9.8 million and $5.1 million at June 30, 1996 and 1995, respectively. Historically, a substantial portion of Telecom Solutions net sales in any fiscal period has been derived from orders received during that period. Linfinity backlog was approximately $16.8 million and $16.5 million at June 30, 1996 and 1995, respectively. Linfinity backlog is dependent on the cancellation or delay of customer orders, the overall condition of the semiconductor industry and the cyclical nature of customer demand in each of its markets. See Item 7, Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors."

Key Customers and Export Sales

    No customer accounted for 10% or more of net sales in fiscal years 1996 or 1994. One of Telecom Solutions' customers, Southwestern Bell Telephone, accounted for 11% of the Company's net sales in fiscal 1995. Export sales, primarily to the Far East (13% and 11% in fiscal years 1996 and 1995, respectively), Canada and Western Europe accounted for 28%, 24% and 19% of the Company's net sales in fiscal years 1996, 1995 and 1994, respectively.

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

Competition

    The telecommunications and semiconductor industries as well as the markets in which the Company competes are highly competitive and subject to changing technologies. A number of the Company's competitors or potential competitors have been in operation for a much longer period of time than the Company, have greater financial, manufacturing, technical and marketing resources, and are able to or could offer much broader lines of products than are presently marketed by the Company.

    Telecom Solutions competes primarily on product reliability and performance, product features, adherence to standards, customer service and, to a lesser extent, price. The Company experienced increased competition in fiscal 1996, and it expects increasing competition in fiscal 1997, from existing and new competitors as the demand for synchronization and related products continues to develop. In early 1996, the Telecommunications Act of 1996 was enacted which permits RBOCs, under certain conditions, to manufacture telecommunications equipment which also could result in increased competition. The Company believes that Telecom Solutions generally competes favorably with respect to the factors listed above.

    Linfinity competes primarily on price, product reliability and performance, delivery time, and customer service. Linfinity has a broad spectrum of customers predominantly in North America, the Far East and Europe. Large multinational companies as well as smaller, niche companies compete with Linfinity in North America. Primarily large multinational companies compete with Linfinity in the Far East and Europe. The Company believes that Linfinity generally competes favorably with respect to these factors.

    There can be no assurance that either Telecom Solutions or Linfinity will be able to compete successfully in the future. The Company's ability to compete successfully is dependent upon its response to the entry of new competitors, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by the Company or its competitors, continued improvement of existing products, cost effectiveness, quality, price, service and market acceptance of the Company's products.

Research and Development

    The Company has actively pursued the application of new technology in the industries in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1996, 1995 and 1994, the Company's overall research and development expenditures were $15,413,000, $13,407,000, and $11,454,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 1996, 77 engineering and engineering support employees were engaged in development activities. Telecom Solutions focused its development efforts in fiscal year 1996 on wireless communications products and network management functionality and monitoring products, as well as enhancement of core synchronization and transmission products. Telecom Solutions research and development expenditures were $9,581,000, $8,457,000 and $7,821,000 in fiscal years 1996, 1995 and 1994, respectively. Linfinity continued to focus its development efforts in fiscal year 1996 on improving its design capabilities, improving its bipolar and BiCMOS process technologies and new product development. New products, which are now in production include backlight inverter and voltage regulator modules, low dropout regulators and SCSI terminators. Enhancement of these products and additional new products are in the development stage. Linfinity research and development expenditures were $5,832,000, $4,950,000 and $3,633,000 in fiscal years 1996, 1995 and 1994, respectively. The Company will continue to make significant investments in product development, although there can be no assurance that the Company will be able to successfully develop new products or enhanced existing products or that such new or enhanced products will achieve market acceptance.

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

Employees

    At June 30, 1996, the Company had 667 employees, including 374 in manufacturing, 112 in engineering and 181 in sales, marketing and administration. At June 30, 1996, Telecom Solutions had 426 employees and Linfinity had 241 employees. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee incentive and stock plans for certain of its employees. Additionally, Linfinity maintains a separate employee stock option plan for certain Linfinity employees. The Company currently has a number of open positions primarily in engineering. Any difficulties in filling these positions could lead to delays in new product development. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


ITEM 2.    Properties

    The following are the principal facilities of the Company as of June
30, 1996:

                                        Approximate          Owned/Lease
                        Principal       Floor Area           Expiration
Location                Operations        (Sq. Ft.)____         Date_____

San Jose, California  Corporate Offices
                      and Telecom Solutions
                      administration,
                      sales, engineering
                      and manufacturing    47,000             July 1997

Aguada, Puerto Rico   Telecom Solutions
                      manufacturing        45,000          September 1999

Aguada, Puerto Rico   Telecom Solutions
                      manufacturing        22,000          September 2000

Northampton,          Navstar administration,
England               sales, engineering and
                      manufacturing        18,000            April 1999

Garden Grove,         Linfinity administration,
California            sales, engineering
                      and manufacturing    96,000              Owned

Garden Grove,         Linfinity wafer
California            fabrication           9,000              Owned


    During June 1996, the Company entered into an agreement to lease a 118,000 square foot facility to be constructed in San Jose, California, which will replace existing facilities currently leased for certain Telecom Solutions and Corporate operations. The estimated lease commencement date is April 1997. The lease expires twelve years from the commencement date.

    The 96,000 square foot facility located in Garden Grove, California is subject to an encumbrance as described in Note E of the Notes to Consolidated Financial Statements. See Item 8, Part II, "Financial Statements and Supplementary Data." The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

ITEM 3.		Legal Proceedings

    In January 1994, a complaint was filed in the United States District Court for the Northern District of California against the Company and three of its officers, by one of the Company's shareholders. The plaintiff requested that the court certify him as representative of a class of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the Company's common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint. Limited discovery has occurred and no trial date has been set. In November 1995, an amended complaint was filed which named a fourth officer of the Company as a defendant. The Company and its officers have filed a motion to dismiss the amended complaint which is pending before the Court. After consultation with counsel, the Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.		Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1996.

Executive Officers of the Company

    Following is a list of the executive officers of the Company as of June 30, 1996 and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. The Company is not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

Name                    Age         Position

William D. Rasdal        63         Chairman of the Board and Chief
                                    Executive Officer

Paul N. Risinger         63         Vice Chairman and Assistant Secretary
                                    Retired August 14, 1996

J. Scott Kamsler         48         Vice President, Finance, Chief
                                    Financial Officer and Secretary

D. Ronald Duren          53         President and Chief Operating
                                    Officer, Telecom Solutions

Dale Pelletier           45         Vice President, Operations, Telecom
                                    Solutions

Brad P. Whitney          42         President and Chief Operating
                                    Officer, Linfinity Microelectronics
                                    Inc.

    Mr. Rasdal has served as Chairman of the Board of the Company since July 1989 and as Chief Executive Officer since joining the Company in November 1985. From November 1985 until July 1989, Mr. Rasdal was President and a Director of the Company. Mr. Rasdal has also served as a Director of Celeritek, Inc., a manufacturer of high frequency radio products, since April 1985. From March 1980 until March 1985, Mr. Rasdal was associated with Granger Associates, a manufacturer of telecommunications products. His last position with Granger Associates was President and Chief Operating Officer. From November 1972 to January 1980, Mr. Rasdal was employed by Avantek as Vice President and Division Manager for Avantek's microwave integrated circuit and semiconductor operations. For the thirteen years prior to joining Avantek, he was associated with TRW in various management positions.

    Mr. Risinger served as Vice Chairman of the Company from August 1990 to August 1996 and as a Director of the Company from March 1989 to August 1996. Mr. Risinger retired from all of his Company positions effective August 14, 1996. From November 1985, when Mr. Risinger joined the Company, until August 1990, he served as Executive Vice President, Advanced Marketing and Technology (AMAT). Mr. Risinger has also served as a Director of Applied Microsystems Corporation, a supplier of tools used in embedded systems solutions, since December 1993. From April 1981 to May 1985, Mr. Risinger served as Executive Vice President, AMAT, for Granger Associates and was responsible for the development of new businesses for the Digital Signal Processing Division. For four years prior thereto, he served as Executive Vice President and Chief Operating Officer of the Safariland Companies, a manufacturer of equipment and accessories in the public safety field. Prior to joining Safariland, Mr. Risinger was associated with TRW in various management roles in marketing, research and development, and general management for seventeen years.

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

    Mr. Duren has served as President and Chief Operating Officer, Telecom Solutions, a division of the Company, since August 1990. From August 1988 until August 1990, Mr. Duren served as Vice President, Sales, Telecom Solutions. From July 1986, when Mr. Duren joined the Company, until August 1988, he held the position of Director of Marketing and Sales, Telecom Solutions. For three years prior to joining the Company, Mr. Duren served as Vice President, Telco Sales for Granger Associates. Previously, Mr. Duren served in various management positions with AT&T for seventeen years.

    Mr. Pelletier has served as Vice President, Operations, Telecom Solutions, a division of the Company, since November 1993. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions. From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company, until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

    Mr. Whitney has served as President and Chief Operating Officer for Linfinity Microelectronics Inc., a subsidiary of the Company, since joining the Company in November 1992. From May 1980 until November 1992, Mr. Whitney held various positions with Texas Instruments (TI), an electronics company. From November 1990 to November 1992, Mr. Whitney was the Standard Linear Products Manager, Semiconductor Group at TI.
From December 1985 to November 1990, Mr. Whitney was the Op Amps Product Manager, Semiconductor Group. From November 1983 through November 1985, Mr. Whitney held various positions within the Voltage Regulator Product Group at TI. For the three years prior to working in the Semiconductor Group, Mr. Whitney was associated with the Consumer Products Group. His last position in this Group was as IC Development Manager, Home Computer Division. Prior to joining TI, Mr. Whitney was an Engineering Supervisor and Instructor for the University of Southwestern Louisiana Departments of Computer Science and Electrical Engineering.



PART II

ITEM 5.		Market for the Registrant's Common Stock and Related
Stockholder Matters

    The information is described in Note M of the Notes to Consolidated Financial Statements. See Item 8, Part II, "Financial Statements and Supplementary Data."

ITEM 6.		Selected Financial Data

    The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8, Part II, "Financial Statements and Supplementary Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, Part II.




                                        Year ended June 30,
                            1996      1995      1994      1993      1992
                        ________   _______   _______   _______   _______
                              (In thousands, except per share amounts)

Operating Results:
  Net sales:
    Telecom Solutions   $ 68,243  $ 62,814   $59,215   $57,031   $42,094
    Linfinity
    Microelectronics
    Inc.                  37,795    40,294    39,170    30,882    26,704
                        ________  ________   _______   _______   _______
      Total              106,038   103,108    98,385    87,913    68,798

  Operating income         8,263    10,868     8,331     7,940     3,136
  Earnings before
   income taxes            9,476    11,599     8,125     7,724     2,825
  Net earnings             7,478    10,346     6,551     6,001     2,194
  Net earnings per
   common and common
   equivalent share          .47       .66       .43       .40       .16

Balance Sheet:
  Cash and
   investments            34,270    33,205    21,250    18,232    10,146
  Working capital         55,522    50,739    38,503    29,348    20,661
  Total assets            93,531    85,326    69,054    58,954    48,231
  Long-term debt           5,709     5,766     5,818     5,865     5,907
  Shareholders' equity    70,403    60,125    46,786    38,102    30,185

ITEM 7.		Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Business Outlook and Risk Factors

    Certain trend analysis and other information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations consist of "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including the factors listed below.

    Potential Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past, and may continue to fluctuate in the future, due to a number of factors including the timing, cancellation or delay of customer orders; changes in the product or customer mix of sales; the timing of new product introductions by the Company or its competitors; customer delays in qualification of key new products; delays in new product development and production startup; increasing competition; market acceptance of the Company's and its competitors' products; the long sales cycles associated with the Company's products and other competitive factors. Company operations entail a high level of fixed costs and require an adequate volume of production and sales to maintain reasonable gross margins. Accordingly, any significant decline in demand or any material delay of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

    Order Timing. A substantial portion of each quarter's shipments is based on orders received during that quarter, and from time to time, a significant portion of each quarter's shipments is based on orders received in the last month of that quarter. Furthermore, most orders in backlog can be rescheduled or cancelled without significant penalty. Therefore, operating results may fluctuate significantly from the Company's expectations quarter to quarter due to uncertainty in the timing and the receipt of orders, delays in product shipment and rescheduling or cancellation of orders. Although Linfinity's bookings rate increased during the fourth quarter of fiscal 1996, the Company continues to remain cautious for the first quarter of fiscal 1997 due to the overall weakness in the semiconductor industry.

    New Product Development. The Company is affected by changing technologies and frequent new product introductions. The Company's success will depend on its ability to respond to changing technologies and customer requirements. Delays in new product development or delays in production startup could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will successfully develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

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

    Competition. Markets for the Company's products are highly competitive, and some of the Company's competitors, or potential competitors are much larger than the Company, with substantially greater financial, manufacturing, technical and marketing resources. Operating results are subject to fluctuation based on unforeseen actions taken by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for some of the Company's products is increasing. Results will depend on the Company's ability to maintain competitive performance, quality, price and service.

    The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Results of Operations

    The Company conducts its business through two separate operations. Telecom Solutions designs, manufactures and markets telecommunications equipment including advanced network synchronization systems and intelligent access systems. Linfinity Microelectronics Inc. (Linfinity) designs, manufactures and markets linear and mixed signal integrated circuits as well as modules for use in power supply, data communications and signal conditioning applications.

Net Sales

    Net sales increased by $2.9 million (3%) to $106.0 million in fiscal 1996 and by $4.7 million (5%) to $103.1 million in fiscal 1995. The increase in fiscal 1996 sales was due to higher sales at Telecom
Solutions offset by lower Linfinity sales. The increase in fiscal 1995 sales was due to higher sales at both operations.

    Telecom Solutions' net sales increased by $5.4 million (9%) to $68.2 million in fiscal 1996 and by $3.6 million (6%) to $62.8 million in fiscal 1995. The increase in fiscal 1996 sales primarily resulted from new synchronization products sales which offset declines in mature synchronization products sales, and higher Integrated Digital Services Terminal (IDST), and Secure 7 sales. The increase in fiscal 1995 sales principally resulted from new synchronization products sales which more than offset substantial declines in sales of analog and mature synchronization products.

    Linfinity's net sales decreased by $2.5 million (6%) to $37.8 million in fiscal 1996 and increased by $1.1 million (3%) to $40.3 million in fiscal 1995. The decrease in fiscal 1996 was essentially due to lower unit volume of product sold primarily resulting from the general slowdown in the demand for integrated circuits used in personal computers in the last half of fiscal 1996. Also, the Company shifted its product sales to lower priced commercial and industrial products. The increase in fiscal 1995 sales was primarily due to higher unit volume which more than offset a shift in sales to lower priced products.

Gross Margin

    The Company's gross margins were 44%, 46% and 42% in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, the lower gross margin was essentially due to decreased manufacturing efficiencies and a shift to lower margin products at Telecom Solutions, and a significant decline in unit volume and other manufacturing efficiencies at Linfinity. In fiscal 1995, the higher gross margin resulted primarily from increased manufacturing efficiencies at both operations and to a shift to higher margin products at Telecom Solutions. Future gross margins will largely depend on product mix, manufacturing efficiencies, selling prices and the development and market acceptance of new products with higher gross margins.

Operating Expenses

    Research and development expense increased to $15.4 million (or 15% of net sales) in fiscal 1996 from $13.4 million (or 13% of net sales) and $11.5 million (or 12% of net sales) in fiscal 1995 and 1994, respectively. The increase in fiscal 1996 was principally due to a higher investment in new product development by both operations. Telecom Solutions focused on developing wireless synchronization products and network management software, as well as enhancing the core synchronization and transmission products. Linfinity's development efforts were focused on low dropout regulators, backlight inverters and the Small Computer Systems Interface (SCSI) product line. Additionally, the increased spending in fiscal 1996 more than offset a decrease attributable to substantially lower earnings-based incentive compensation due to both operations' performance in fiscal 1996 compared to fiscal 1995. In fiscal 1995, the increase was primarily due to the Company's continued emphasis on new product development, with a proportionately higher increase at Linfinity.

    Selling, general and administrative expense decreased by 1% to $22.5 million (or 21% of net sales) in fiscal 1996 from $22.8 million (or 22% of net sales) in fiscal 1995 and increased by 6% in fiscal 1995 from $21.4 million (or 22% of net sales) in fiscal 1994. The decrease in fiscal 1996 was substantially due to lower earnings-based incentive compensation due to both operations' performance partially offset by increased marketing expenditures to support Telecom Solutions new wireless synchronization products and continued expansion in international markets. The increase in fiscal 1995 was principally due to higher earnings-based incentive compensation.

Operating Income

    Operating income decreased by 24% to $8.3 million in fiscal 1996 and increased by 30% to $10.9 million in fiscal in 1995. The decrease in fiscal 1996 was primarily due to a decline in Linfinity's operating income and, to a lesser extent, a decline in Telecom Solutions' operating income. The increase in fiscal 1995 was entirely due to higher Telecom Solutions' operating income as Linfinity's operating income declined slightly. See Note L of the Notes to Consolidated Financial Statements included in Item 8, Part II, "Financial Statements and Supplementary Data."

Interest Income (Expense)

    Interest income increased by $.5 million to $1.8 million in fiscal 1996 and by $.9 million to $1.3 million in fiscal 1995 essentially due to an increase in the average cash, cash equivalents and short-term investments balance. Interest expense was $.6 million in fiscal 1996, 1995 and 1994.

Income Taxes

    The Company's effective tax rate was 21%, 11% and 19% in fiscal 1996, 1995 and 1994, respectively. The effective tax rate was lower than the combined federal and state tax rate essentially due to the benefit of lower income tax rates on income earned in Puerto Rico and state credits. The effective tax rate in fiscal 1996 is higher than the effective tax rate in fiscal 1995 principally due to the reduction in the valuation allowance for deferred tax assets in fiscal 1995. In future years, the Company expects the effective tax rate to increase over the fiscal 1996 tax rate, and to approximate the combined federal and state tax rate reduced by any available tax credits and any benefit that may be derived from the Company's operation in Puerto Rico. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 and The Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future income earned in Puerto Rico, and this tax treatment will be eliminated in fiscal 2006.

    As a result of the factors discussed above, net income was $7.5 million, or $.47 per share, in fiscal 1996 compared to net income of $10.3 million, or $.66 per share, in fiscal 1995 and net income of $6.6 million, or $.43 per share, in fiscal 1994.

New Accounting Pronouncements

    In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), was issued which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company anticipates adoption of SFAS 121 in 1997, and it is not expected to have a material impact on the Company's financial position or results of operations.

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued which establishes a fair value based method of accounting for stock-based compensation plans. The Company believes, as permitted by SFAS 123, that beginning in 1997 it will elect to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," for purposes of determining net earnings and will adopt SFAS 123 pro forma disclosure requirements for net earnings and net earnings per share information.

Liquidity and Capital Resources

    Working capital increased by $4.8 million to $55.5 million at June 30, 1996, from $50.7 million at June 30, 1995, while the current ratio increased to 4.8 to 1.0 from 4.2 to 1.0. During the same period, cash, cash equivalents and short-term investments increased to $34.3 million from $33.2 million primarily due to $9.0 million in cash provided by operating activities and $1.8 million in proceeds from the issuance of common stock, offset by $9.1 million used for capital expenditures. At June 30, 1996, the Company had $7.0 million of unused credit available under its bank line of credit.

    The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements in fiscal 1997. At June 30, 1996, the Company had no material outstanding commitments to purchase capital equipment.

ITEM 8.		Financial Statements and Supplementary Data

    The Company's financial statements follow Item 14, Part IV.

ITEM 9.		Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    Not applicable.



PART III

ITEM 10.		Directors and Executive Officers of the Registrant

    Information regarding directors appearing under the caption "Proposal No. One - Election of Directors--Nominees" on pages 2 and 3 of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Commission on September 13, 1996, (the "Proxy Statement") is incorporated herein by reference.

    Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" appearing of page 4 of the Proxy
Statement.

ITEM 11.		Executive Compensation

    Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One - Election of Directors--Nominees" on pages 2 and 3, "Executive Officer Compensation" on pages 6, 7 and 8, "Proposal No. One - Election of Directors--Director Compensation" on page 4 and "Certain Transactions" on page 8.

ITEM 12.		Security Ownership of Certain Beneficial Owners and
Management

    Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management" on page 5.

ITEM 13.		Certain Relationships and Related Transactions

    Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions" on page 8.


PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)   Financial Statements and Financial Statement Schedule

           1. Financial Statements. The following financial statements of the Company and the report of Deloitte & Touche LLP, Independent Auditors, are included in this report on Form 10-K on the pages indicated.

               Consolidated Balance Sheets at June 30, 1996 and 1995 Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994
               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

           2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 1996, 1995, and 1994 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

               Schedule II   Valuation and Qualifying Accounts and
               Reserves

               All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

            3. Exhibits:

               See Item 14(c) below.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996. A report on Form 8-K was filed during July 1996, pursuant to Item 5 of Form 8-K, to report the retirement on August 15, 1996, of Paul Risinger, a Director and the Vice Chairman of the Company.

      (c)   Exhibits

            The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

      (d)   Financial Statement Schedules

            See Item 14(a) above.




                           SYMMETRICOM, INC.
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                                            June 30,
                                                        1996       1995
                                                     _______    _______
ASSETS

Current assets:
  Cash and cash equivalents                          $31,327    $19,354
  Short-term investments                               2,943     13,851
                                                     _______    _______
    Cash and investments                              34,270     33,205
  Accounts receivable, net of allowance for
   doubtful accounts of $330 and $339                 14,544     11,845
  Inventories                                         17,847     17,855
  Other current assets                                 3,647      3,715
                                                     _______    _______
    Total current assets                              70,308     66,620

Property, plant and equipment, net                    21,547     16,978
Other assets, net                                      1,676      1,728
                                                     _______    _______
                                                     $93,531    $85,326
                                                     =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 5,544    $ 4,308
  Accrued liabilities                                  9,185     11,521
  Current maturities of long-term debt                    57         52
                                                     _______    _______
    Total current liabilities                         14,786     15,881

Long-term debt, less current maturities                5,709      5,766
Deferred rent                                                       231
Deferred income taxes                                  2,633      3,323

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value:
    Authorized - 500 shares
    Issued - none
  Common stock, no par value:
    Authorized - 32,000 shares
    Issued and outstanding - 15,570
     and 15,097 shares                                21,862     19,062
  Retained earnings                                   48,541     41,063
                                                     _______    _______
    Total shareholders' equity                        70,403     60,125
                                                     _______    _______
                                                     $93,531    $85,326
                                                     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.



                            SYMMETRICOM, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)

                                                Year ended June 30,
                                             1996       1995       1994
                                         ________   ________    _______


Net sales                                $106,038   $103,108    $98,385
Cost of sales                              59,824     56,047     57,165
                                         ________   ________    _______
     Gross profit                          46,214     47,061     41,220
Operating expenses:
  Research and development                 15,413     13,407     11,454
  Selling, general and
   administrative                          22,538     22,786     21,435
                                         ________   ________    _______
     Operating income                       8,263     10,868      8,331
Interest income                             1,807      1,341        397
Interest expense                             (594)      (610)      (603)
                                         ________   ________    _______
     Earnings before income taxes           9,476     11,599      8,125
Income taxes                                1,998      1,253      1,574
                                         ________   ________    _______
     Net earnings                        $  7,478   $ 10,346    $ 6,551
                                         ========   ========    =======

Net earnings per common and common
 equivalent share                        $    .47   $    .66    $   .43
                                         ========   ========    =======

Weighted average common and common
 equivalent shares outstanding             16,034     15,714     15,370
                                         ========   ========    =======


The accompanying notes are an integral part of these consolidated financial statements.



                                SYMMETRICOM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                  Total
                                                                 Share-
                                  Common Stock     Retained      holders'
                                Shares   Amount    Earnings      Equity
                                ______  _______     _______      _______


Balances at June 30, 1993       13,728  $13,936     $24,166      $38,102
  Issuance of common stock:
    Stock option exercises         343      977                      977
    Tax benefit from stock
     option plans                         1,156                    1,156
  Net earnings                                        6,551        6,551
                                ______  _______     _______      _______
Balances at June 30, 1994       14,071   16,069      30,717       46,786
  Issuance of common stock:
    Stock option exercises, net
     of shares tendered upon
     exercise                      910    1,611                    1,611
    Employee stock purchase plan    18      188                      188
    Net exercise of warrant         98
    Tax benefit from stock
     option plans                         1,194                    1,194
  Net earnings                                       10,346       10,346
                                ______  _______     _______      _______
Balances at June 30, 1995       15,097   19,062      41,063       60,125
  Issuance of common stock:
    Stock option exercises, net
     of shares tendered upon
     exercise                      407    1,079                    1,079
    Employee stock purchase plan    66      710                      710
    Tax benefit from stock
     option plans                         1,011                    1,011
  Net earnings                                        7,478        7,478
                                ______  _______     _______      _______
Balances at June 30, 1996       15,570  $21,862     $48,541      $70,403
                                ======  =======     =======      =======














The accompanying notes are an integral part of these consolidated financial statements.



                        SYMMETRICOM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                         Year ended June 30,
                                           1996        1995        1994
                                       ________    ________     _______
Cash flows from operating activities:
  Cash received from customers         $103,056    $103,800     $97,514
  Cash paid to suppliers and employees  (94,610)    (86,910)    (87,805)
  Interest received                       1,723       1,303         407
  Interest paid                            (594)       (610)       (603)
  Income taxes paid                        (559)       (725)     (1,273)
                                       ________    ________     _______
    Net cash provided by operating
     activities                           9,016      16,858       8,240
                                       ________    ________     _______

Cash flows from investing activities:
  Purchases of short-term investments   (24,644)    (16,754)
  Maturities of short-term investments   35,552       2,903
  Capital expenditures, net              (9,092)     (6,629)     (3,606)
  Acquisition of other assets              (596)        (26)       (539)
  Purchase of Navstar                                            (2,012)
                                       ________    ________     _______
    Net cash provided by (used for)
     investing activities                 1,220     (20,506)     (6,157)
                                       ________    ________     _______

Cash flows from financing activities:
  Repayment of long-term debt               (52)        (47)        (42)
  Proceeds from issuance of
   common stock                           1,789       1,799         977
                                       ________    ________     _______
    Net cash provided by financing
     activities                           1,737       1,752         935
                                       ________    ________     _______
    Net increase (decrease) in cash
     and cash equivalents                11,973      (1,896)      3,018
    Cash and cash equivalents at
     beginning of year                   19,354      21,250      18,232
                                       ________    ________     _______
    Cash and cash equivalents at end
     of year                           $ 31,327    $ 19,354     $21,250
                                       ========    ========     =======


Reconciliation of net earnings to
 net cash provided by operating
 activities:
  Net earnings                         $  7,478    $ 10,346     $ 6,551
  Adjustments (net of effects of 1994
   Navstar purchase):
    Depreciation and amortization         5,171       5,260       5,789
    Net deferred income taxes               (98)       (713)       (656)
    Changes in assets and liabilities:
      Accounts receivable                (2,699)        432      (1,060)
      Inventories                             8      (2,044)     (2,430)
      Other current assets                 (524)        (54)       (194)
      Accounts payable                    1,236          84         275
      Accrued liabilities                (1,325)      3,746         139
      Deferred rent                        (231)       (199)       (174)
                                       ________     _______     _______
    Net cash provided by operating
    activities                         $  9,016     $16,858     $ 8,240
                                       ========     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Summary of Significant Accounting Policies

Business. SymmetriCom, Inc. (the Company) conducts its business through two separate operations, Telecom Solutions and Linfinity Microelectronics Inc. (Linfinity). Each operates in a different industry segment. Telecom Solutions principally designs, manufactures and markets telecommunications equipment including advanced network synchronization systems and intelligent access systems. Linfinity designs, manufactures and markets linear and mixed signal integrated circuits as well as modules for use in power supply, data communications and signal conditioning applications.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal Period. The Company's fiscal year ends on the Sunday closest to June 30. For presentation purposes, each fiscal year is presented as if it ended on June 30. All references to years refer to the Company's fiscal years. Fiscal years 1996 and 1995 consisted of 52 weeks and fiscal year 1994 consisted of 53 weeks.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents. The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments. Short-term investments, consisting of corporate debt securities and repurchase agreements which mature through November 1996, are classified as available-for-sale and reported at fair value. Net unrealized gains and losses, if significant, are excluded from earnings and included as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

Fair Values of Financial Instruments. Fair values of cash, cash equivalents and short-term investments approximate carrying value based upon quoted market prices. The estimated fair value of long-term debt approximates carrying value using current market interest rates.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to thirty years) or the lease term if shorter.

Intangible Assets. Intangible assets, primarily purchased technology, are included in other assets and amortized over five years.

Revenue Recognition. Sales are recognized upon shipment. Provisions are made for warranty costs, sales returns and price protection.

Foreign Currency Translation. Foreign currency translation gains and losses and the effect of foreign currency exchange rate fluctuations have not been significant.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers and distributors. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

Net Earnings Per Common and Common Equivalent Share. Net earnings per common and common equivalent share is computed using the weighted average number of common shares outstanding and dilutive stock options, using the treasury stock method.

Recent Accounting Pronouncements. In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), was issued which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company anticipates adoption of SFAS 121 in 1997, and it is not expected to have a material impact on the Company's financial position or results of operations.

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued which establishes a fair value based method of accounting for stock-based compensation plans. The Company believes, as permitted by SFAS 123, that beginning in 1997 it will elect to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," for purposes of determining net earnings and will adopt SFAS 123 pro forma disclosure requirements for net earnings and net earnings per share information.

Note B--Acquisition

    In August 1993, the Company acquired, in a purchase transaction, substantially all the assets of Navstar Limited, a U.K. company, and its U.S. affiliate (collectively "Navstar") for $2,012,000 in cash and the assumption of $1,035,000 in liabilities. The fair value of assets acquired included purchased technology of $1,756,000, tangible assets of $1,071,000 and goodwill of $220,000. Navstar designs, manufactures and markets Global Positioning System receivers.

Note C--Linfinity Microelectronics Inc.

    In July 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary, in exchange for 6,000,000 shares of Linfinity Series A preferred stock and 2,000,000 shares of Linfinity common stock. No other Linfinity capital stock has been issued except for shares issued under Linfinity's employee stock option plan. Each Series A preferred share is convertible into one share of common stock. In addition, 2,000,000 shares of Linfinity's common stock have been reserved for issuance under Linfinity's employee stock option plan. All options have been granted at the fair market value on the date of grant as determined by Linfinity's Board of Directors based upon independent appraisal; accordingly, no compensation expense has been recorded. Outstanding stock options generally vest 25% per year from date of grant and expire no later than ten years from date of grant. At June 30, 1996, options to purchase 1,778,000 shares of Linfinity's common stock had been granted and were outstanding with exercise prices of $.50 to $2.65 per share, options to purchase 12,000 shares had been exercised at prices of $.50 to $.80 per share, 210,000 shares were available for grant and options to purchase 909,000 shares were exercisable at prices of $.50 to $2.65 per share.

Note D--Balance Sheet Components

                                                             June 30,
                                                          1996      1995
                                                       _______   _______
                                                         (In thousands)
Inventories:
Raw materials                                          $ 6,704   $ 5,433
Work-in-process                                          6,868     6,910
Finished goods                                           4,275     5,512
                                                       _______   _______
                                                       $17,847   $17,855
                                                       =======   =======

Property, Plant and Equipment, net:
Land                                                   $ 1,247   $ 1,247
Buildings and improvements                               8,659     8,666
Machinery and equipment                                 38,864    30,369
Leasehold improvements                                   2,312     2,173
                                                       _______   _______
                                                        51,082    42,455
Accumulated depreciation and amortization              (29,535)  (25,477)
                                                       _______   _______
                                                       $21,547   $16,978
                                                       =======   =======

Accrued Liabilities:
Employee compensation and benefits                     $ 3,687   $ 5,954
Accrued warranty expense                                 2,088     2,520
Other                                                    3,410     3,047
                                                       _______   _______
                                                       $ 9,185   $11,521
                                                       =======   =======

Note E--Borrowing Arrangements

    The Company has a $7,000,000 unsecured bank line of credit which expires in December 1997 and bears interest at the bank's prime rate, 8.25% at June 30, 1996. The line of credit agreement requires that the Company maintain certain financial ratios and prohibits an operating loss in two consecutive quarters. The unsecured bank line of credit has not been utilized during the last three years.

    Long-term debt consists of a 10.25% note, payable in monthly installments of approximately $54,000, including interest, until November 1997 when the balance of the principal is due. The note is collateralized by land, building and related personal property. At June 30, 1996, maturities of long-term debt were $57,000 in 1997 and $5,709,000 in 1998.

Note F--Income Taxes

    Income tax expense consists of:
                                                   Year ended June 30,
                                                1996      1995      1994
                                             _______   _______   _______
                                                    (In thousands)

Current:
  Federal                                    $ 1,250   $ 1,341   $ 1,366
  State                                          (56)      159       778
  Puerto Rico                                    902       466        86
                                             _______   _______   _______
                                               2,096     1,966     2,230
                                             _______   _______   _______
Deferred:
  Federal                                        386      (532)   (1,144)
  State                                         (114)     (373)      104
  Puerto Rico                                   (370)      192       384
                                             _______   _______   _______
                                                 (98)     (713)     (656)
                                             _______   _______   _______
                                             $ 1,998   $ 1,253   $ 1,574
                                             =======   =======   =======

    Deferred income tax expense (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax expense (benefit) are as follows:

                                                   Year ended June 30,
                                                1996      1995      1994
                                             _______   _______   _______
                                                    (In thousands)

Net operating loss and credit carryforwards  $  (156)  $  (813)  $   642
Reserves and accruals                             32       631      (548)
Depreciation and amortization                    (93)     (263)     (639)
Deferred taxes on Puerto Rico earnings          (688)      204     1,339
Change in valuation allowance                    807      (472)   (1,450)
                                             _______   _______   _______
                                             $   (98)  $  (713)  $  (656)
                                             =======   =======   =======

    The Company's effective income tax rate differs from the federal statutory income tax rate as follows:

                                                   Year ended June 30,
                                                1996      1995      1994
                                             _______   _______   _______

  Federal statutory income tax rate            35.0%     35.0%     35.0%
  Change in valuation allowance                        ( 17.6)    (17.8)
  Federal tax benefit of Puerto Rico
   operations                                 (17.2)    (12.9)     (8.9)
  Puerto Rico taxes                             5.6       5.7       5.8
  Research and development tax credit                    (2.6)     (1.6)
  State income taxes, net of federal benefit   (1.8)      1.2       5.9
  Other                                         (.5)      2.0       1.0
                                             _______   _______   _______
  Effective income tax rate                    21.1%     10.8%     19.4%
                                             =======   =======   =======

    The principal components of the Company's deferred tax assets and liabilities are as follows:

                                                            June 30,
                                                         1996      1995
                                                      _______   _______
                                                        (In thousands)

Deferred tax assets:
  Net operating loss and credit carryforwards         $ 5,560   $ 5,404
  Reserves and accruals                                 2,692     2,724
                                                      _______   _______
                                                        8,252     8,128
  Valuation allowance                                  (5,115)   (4,308)
                                                      _______   _______
                                                        3,137     3,820
                                                      _______   _______

Deferred tax liabilities:
  Depreciation and amortization                           815       908
  Unremitted Puerto Rico earnings                       2,296     2,984
                                                      _______   _______
                                                        3,111     3,892
                                                      _______   _______

Net deferred tax (asset) liability                    $   (26)  $    72
                                                      =======   =======

    Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences and tax credit carryforwards.
Additionally, at June 30, 1996, approximately $4,750,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to common stock if realized.

    At June 30, 1996, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $1,900,000 which expire in the years 2003 through 2007, research and development and investment tax credit carryforwards of approximately $3,200,000 which expire in the years 1999 through 2010 and alternative minimum tax credit carryforwards of approximately $1,000,000 which have no expiration date. Additionally, for state income tax purposes, the Company had research and development tax credit carryforwards of approximately $700,000 which have no expiration date.

    The Company operates a subsidiary in Puerto Rico under a grant providing for partial exemption from Puerto Rico taxes through the year 2008. During 1993, the Company elected to have this subsidiary taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico source earnings from federal income taxes. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 and the Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future income earned in Puerto Rico, and this tax treatment will be eliminated in 2006. Appropriate taxes have been provided on this subsidiary's earnings which are intended to be remitted to the parent company. Approximately $9,000,000 of Puerto Rico earnings were distributed to the Company during 1996. At June 30, l996, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $19,500,000 and $2,296,000, respectively.

Note G--Commitments

    The Company leases certain facilities and equipment under operating lease agreements which expire at various dates through September 2000. During June 1996, the Company entered into an agreement to lease a facility to be constructed which will replace existing facilities currently leased for certain Telecom Solutions and Corporate operations. The Company has committed to fund a minimum of $2,950,000 of tenant improvements in the new facility. The estimated lease commencement date is April 1997. The lease expires twelve years from the commencement date and contains two renewal options for five years each.

    Rental expense charged to operations was $1,741,000 in 1996, $1,554,000 in 1995 and $1,859,000 in 1994. Future minimum payments due under noncancelable leases at June 30, 1996, were $2,003,000 in 1997, $2,085,000 in 1998, $1,809,000 in 1999, $1,665,000 in 2000, $1,687,000 in
2001 and $15,673,000 thereafter.

Note H--Contingencies

    In January 1994, a complaint was filed in the United States District Court for the Northern District of California against the Company and three of its officers, by one of the Company's shareholders. The plaintiff requests that the court certify him as representative of a class of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the Company's common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint. Limited discovery has occurred and no trial date has been set. In November 1995, an amended complaint was filed which named a fourth officer of the Company as a defendant. The Company and its officers have filed a motion to dismiss the amended complaint which is pending before the Court. After consultation with counsel, the Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Note I--Related Party Transactions

    The Company paid $36,000 in each of the three years ended June 30, 1996 for marketing research to a firm whose Managing Director was a director of the Company. During 1995, certain executive officers exercised stock options in exchange for notes of $43,000. These notes bear interest at approximately 6% per annum, payable annually. The notes are collateralized by the stock issued upon exercise of the stock options and are due in July 1997. The notes are offset against common stock. During 1993, the Company made a $95,000 unsecured 5% loan to an executive officer which was repaid in 1996.

Note J--Benefit Plans

401(k) Plans. The Company's U.S. and Puerto Rico employees are eligible to participate in the Company's 401(k) plans. The Company's discretionary contributions vest immediately and were $102,000, $101,000 and $89,000 in 1996, 1995 and 1994, respectively.

Note K--Shareholders' Equity

Stock Options. The Company has an employee stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none have been granted. The Company's shareholders have approved a plan under which the number of shares reserved for issuance under the employee stock option plan will automatically increase each July by an amount equal to 3% of the Company's outstanding shares as of June 30. In July 1996, the number of shares reserved for issuance increased by 467,000. In addition, the Company has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of the Company's common stock on the date of grant. Options expire no later than ten years from the date of grant and are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the first three years following the date of grant. Stock option activity for the three years ended June 30, 1996, is as follows:

                                  Shares          Options Outstanding
                                Available       Number         Price
                                For Grant     of Shares      Per Share
                                _________     _________      _________
                               (In thousands, except per share amounts)

Balances at June 30, 1993           936         2,231    $ 1.50 to 13.00
  Granted                          (489)          489      7.63 to 17.75
  Exercised                          --          (343)     1.50 to  7.50
  Canceled                           92           (92)     2.50 to 17.75
                                  _____         _____
Balances at June 30, 1994           539         2,285      1.63 to 17.75
  Granted                          (591)          591      8.94 to 16.75
  Exercised                          --          (967)     1.63 to 13.00
  Canceled                          332          (332)     3.13 to 17.75
                                  _____         _____
Balances at June 30, 1995           280         1,577      1.63 to 17.75
  Authorized                        650            --                 --
  Granted                          (871)          871     11.13 to 22.75
  Exercised                          --          (427)     1.63 to 10.13
  Canceled                          370          (370)     7.50 to 22.75
                                  _____         _____
Balances at June 30, 1996           429         1,651    $ 1.75 to 22.75
                                  =====         =====    ===============

Exercisable at June 30, 1996                      593    $ 1.75 to 17.75
                                                =====    ===============

The stock option activity includes the cancellation of options for 235,000 shares in July 1994 and 297,000 shares in April 1996 and the corresponding grant of new options at exercise prices equal to the fair market value on the dates of the new grants, $8.94 in July 1994 and $11.98 in April 1996. The new options began revesting in July 1994 and April 1996, respectively.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of the Company's common stock at 85% of the fair market value at certain specified dates. Under this plan, 450,000 shares of common stock have been reserved for issuance and 84,000 shares have been issued through June 30, 1996.

Common Share Purchase Rights. The Company has a shareholder rights plan which authorizes the issuance of one common share purchase right for each share of common stock. The rights expire in December 2000 and are not exercisable or transferable apart from the common stock until the occurrence of certain events. Such events include the acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender or exchange offer for 30% or more of the Company's outstanding common stock. If the rights become exercisable, each right entitles its holder to purchase one new share of common stock at an exercise price of $25.00, subject to certain antidilution adjustments. Additionally, if the rights become exercisable, a holder will be entitled, under certain circumstances, to purchase, for the exercise price, shares of common stock of the Company or in other cases, of the acquiring company, having a market value of twice the exercise price of the right. Under certain conditions, the Company may redeem the rights for a price of $.01 per right or exchange each right not held by the acquirer for one share of the Company's common stock.

Warrants. During March 1995, the Company issued 98,000 shares of common stock, net of 27,000 shares tendered, in connection with the exercise of a warrant to purchase common stock at $3.375 per share.

Note L--Business Segment Information

Industry Segment Information. Information relating to the Company's industry segments is as follows:

                                                  Year ended June 30,
                                                1996      1995      1994
                                            ________  ________   _______
                                                   (In thousands)
Net sales:
  Telecom Solutions                         $ 68,243  $ 62,814   $59,215
  Linfinity                                   37,795    40,294    39,170
                                            ________  ________   _______
                                            $106,038  $103,108   $98,385
                                            ========  ========   =======
Operating income:
  Telecom Solutions                         $  5,880  $  6,222   $ 3,588
  Linfinity                                    2,383     4,646     4,743
                                            ________  ________   _______
                                            $  8,263  $ 10,868   $ 8,331
                                            ========  ========   =======
Identifiable assets:
  Telecom Solutions                         $ 62,574  $ 55,098   $43,223
  Linfinity                                   30,957    30,228    25,831
                                            ________  ________   _______
                                            $ 93,531  $ 85,326   $69,054
                                            ========  ========   =======
Depreciation and amortization expense:
  Telecom Solutions                         $  2,654  $  2,841   $ 2,917
  Linfinity                                    2,517     2,419     2,872
                                            ________  ________   _______
                                            $  5,171  $  5,260   $ 5,789
                                            ========  ========   =======
Capital expenditures:
  Telecom Solutions                         $  3,832  $  2,102   $ 2,017
  Linfinity                                    5,260     4,527     1,589
                                            ________  ________   _______
                                            $  9,092  $  6,629   $ 3,606
                                            ========  ========   =======

Major Customers and Export Sales. No customer accounted for 10% or more of net sales in 1996 or 1994. One of Telecom Solutions' customers accounted for 11% of the Company's net sales in 1995. Export sales, primarily to the Far East (13% and 11% in 1996 and 1995, respectively), Canada and Western Europe accounted for 28%, 24% and 19% of the Company's net sales in 1996, 1995 and 1994, respectively.

Note M--Quarterly Results Unaudited

QUARTERLY RESULTS AND STOCK MARKET DATA (UNAUDITED)

                          First    Second     Third    Fourth     Total
                         Quarter   Quarter   Quarter   Quarter    Year
                         _______   _______   _______   _______  ________
                             (In thousands, except per share amounts)

Fiscal Year 1996:
  Net sales:
    Telecom Solutions    $17,215   $18,360   $14,336   $18,332  $ 68,243
    Linfinity
     Microelectronics
     Inc.                 10,463    10,066     8,357     8,909    37,795
                         _______   _______   _______   _______  ________
      Total               27,678    28,426    22,693    27,241   106,038
  Gross profit            13,066    13,589     8,328    11,231    46,214
  Operating income         3,500     4,146      (244)      861     8,263
  Earnings before
   income taxes            3,817     4,479        58     1,122     9,476
  Net earnings             2,771     3,337       318     1,052     7,478
  Net earnings per
   common and common
   equivalent share          .17       .21       .02       .07       .47

  Common stock
   price range (A):
    High                  26-5/8    22-5/8    13-7/8    14-3/4    26-5/8
    Low                   20-5/8    12-7/8     8-7/8     9-5/8     8-7/8

Fiscal Year 1995:
  Net sales:
    Telecom Solutions    $14,407   $15,753   $16,027   $16,627  $ 62,814
    Linfinity
     Microelectronics
     Inc.                  9,774     9,837    10,234    10,449    40,294
                         _______   _______   _______   _______  ________
      Total               24,181    25,590    26,261    27,076   103,108
  Gross profit            10,821    11,380    12,463    12,397    47,061
  Operating income         2,371     2,419     2,924     3,154    10,868
  Earnings before
   income taxes            2,444     2,547     3,152     3,456    11,599
  Net earnings             1,999     2,412     2,786     3,149    10,346
  Net earnings per
   common and common
   equivalent share          .13       .15       .18       .20       .66

  Common stock
   price range (A):
    High                  12        13-5/8    17        21-3/4    21-3/4
    Low                    8        10-7/8    13-1/8    15-1/2     8


(A) The Company's common stock trades on The Nasdaq Stock Market under the symbol SYMM. At June 30, 1996, there were approximately 1,498 shareholders of record. Common stock prices are closing prices as reported on the Nasdaq Stock Market System. The Company has not paid cash dividends during the last two fiscal years and has no present plans to do so.




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
SymmetriCom, Inc.


      We have audited the accompanying consolidated balance sheets of SymmetriCom, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SymmetriCom, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE  LLP

San Jose, California
July 23, 1996



SCHEDULE II


SYMMETRICOM, INC.


VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)


                           Balance     Charged
                             at        to Costs                   Balance
                          Beginning      and       Deductions      at End
                           of Year     Expenses       (1)         of Year


Year ended June 30, 1996:
Accrued warranty expense   $ 2,520    $  1,105      $ 1,537	      $  2,088
Allowance for doubtful
 accounts                  	$   339    $     16      $    25      $    330


Year ended June 30, 1995:
Accrued warranty expense   $ 2,071    $  1,021      $   572      $  2,520
Allowance for doubtful
 accounts                  $   242    $    122      $    25	      $    339


Year ended June 30, 1994:
Accrued warranty expense   $ 2,136    $    386	      $   451      $  2,071
Allowance for doubtful
 accounts                  $   114    $    155      $    27      $    242



(1) Deductions represent costs charged or amounts written off against the reserve or allowance.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SYMMETRICOM, INC.

Date:  September 16, 1996               By:    /s/ J. Scott Kamsler
                                           __________________________
                                              (J. Scott Kamsler)
                                          Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Title                      Date
      _________                  _____                      ____


/s/ William D. Rasdal    Chairman of the Board and    September 16, 1996
______________________    Chief Executive Officer
  (William D. Rasdal)  (Principal Executive Officer)



/s/ J. Scott Kamsler      Vice President, Finance     September 16, 1996
______________________  and Chief Financial Officer
  (J. Scott Kamsler)       (Principal Financial
                          and Accounting Officer)


/s/ Roger A. Strauch             Director             September 16, 1996
______________________
  (Roger A. Strauch)


/s/ Robert M. Wolfe              Director             September 16, 1996
______________________
  (Robert M. Wolfe)




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

10.1(5)(15)  Amended and Restated Employees' Stock Option Plan (1980),
             with form of Stock Option Agreement (1980 Plan).

10.2(5)(15)  Amended and Restated Non-Qualified Stock Option Plan (1982),
             with form of Employee Non-Qualified Stock Option (1982
             Plan).

10.3(5)(15)  Amended and Restated Employee Stock Option Plan (1983), with form of Stock Option Under Incentive Stock Option Plan 1983.

10.4(13)(15) 1990 Director Option Plan (as amended through October 25,
             1995).

10.5(5)(15)  Form of Director Option Agreement.

10.6(13)(15) 1990 Employee Stock Plan (as amended through October 25,
             1995).

10.7(5)(15)  Forms of Stock Option Agreement, Restricted Stock Purchase
             Agreement, Tandem Stock Option/SAR Agreement, and Stock Appreciation Right Agreement for use with the 1990 Employee Stock Plan.

10.8(11)(15) 1995 Employee Stock Purchase Plan, with form of Subscription
             Agreement.

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

10.13(10)  Lease Agreement by and between Navstar Systems Limited, a subsidiary of the Company, and Baker Hughes Limited dated April 22, 1994.

10.14 Lease Agreement by and between the Company and Nexus Equity, Inc. dated June 10, 1996.

10.15(10)  Revolving Credit Loan Agreement between the Company and
           Comerica Bank-Detroit dated December 1, 1993.

10.16(12)  First Amendment to the Revolving Credit Loan Agreement between the Company and Comerica Bank-Detroit dated April 20, 1995.

10.17 Second Amendment to the Revolving Credit Loan Agreement between the Company and Comerica Bank-Detroit dated June 1, 1996.

10.18(7)   Form of Indemnification Agreement.

10.19(9) Linfinity Microelectronics Inc. Common Stock and Series A Preferred Stock Purchase Agreement dated June 28, 1993.

10.20(9) Tax Sharing Agreement between Linfinity Microelectronics Inc. and the Company dated June 28, 1993.

10.21(9)   Intercompany Services Agreement between Linfinity
           Microelectronics Inc. and the Company dated June 28, 1993.

10.22(9)(15) Linfinity Microelectronics Inc. 1993 Stock Option Plan with form of Stock Option Agreement.

10.23(9)   Linfinity Microelectronics Inc. Form of Indemnification
           Agreement.

10.24(9)(15) Employment offer letter by and between the Company and Brad
             P. Whitney, President and Chief Operating Officer, Linfinity Microelectronics Inc. dated November 20, 1992.

10.25(8) Agreement for Sale and Purchase of the Navstar Business of Radley Services Limited.

10.26(8) Agreement for the Sale and Purchase of Certain Assets of Navstar Electronics, Inc.

10.27(14)  Supplement and Amendment, dated November 27, 1995, to the
           Lease Agreement by and between Telecom Solutions Puerto Rico, Inc., a subsidiary of the Company, and Puerto Rico Industrial Development dated August 9, 1994

21.1       Subsidiaries of the Company.

23.1       Independent Auditors' Consent and Report  on Schedule.

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

  (12) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

  (13) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

  (14) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

  (15) Indicates a management contract or compensatory plan or arrangement.