Form 10-Q
period 1996-09-30
SYMMETRICOM INC
filed 1996-10-25
CIK 82628

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1996

or

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

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.	Yes            No

Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

CLASS                OUTSTANDING AS OF September 30, 1996

Common Stock                    15,650,849


SYMMETRICOM, INC.

FORM 10-Q

INDEX


                                                                     Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
		September 30, 1996 and June 30, 1996                    3

	Consolidated Statements of Operations
		Three months ended September 30, 1996 and 1995          4

	Consolidated Statements of Cash Flows
		Three months ended September 30, 1996 and 1995          5

	Notes to Consolidated Financial Statements               6

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                 10

SIGNATURES	                                              10



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                            September 30, June 30,
                                                1996        1996
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  24,500  $  31,327
  Short-term investments                         10,413      2,943
                                              ---------  ---------
    Cash and investments                         34,913     34,270
  Accounts receivable                            17,493     14,544
  Inventories                                    17,882     17,847
  Other current assets                            4,027      3,647
                                              _________  _________
    Total current assets                         74,315     70,308

Property, plant and equipment, net               22,282     21,547
Other assets, net                                 1,459      1,676
                                              _________  _________
                                              $  98,056  $  93,531
                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   6,131  $   5,544
  Accrued liabilities                            10,088      9,185
  Current maturities of long-term debt               59         57
                                              _________  _________
    Total current liabilities                    16,278     14,786

Long-term debt, less current maturities           5,694      5,709
Deferred income taxes                             2,708      2,633

Shareholders' equity:
  Preferred stock, no par value:
    Authorized   500 shares
    Issued   none
  Common stock, no par value:
    Authorized   32,000 shares
    Issued and outstanding  15,651
     and 15,570 shares                           22,577     21,862
  Retained earnings                              50,799     48,541
                                              _________  _________
    Total shareholders' equity                   73,376     70,403
                                              _________  _________
                                              $  98,056  $  93,531
                                              =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three months ended
                                                         September 30,
                                                        1996       1995

Net sales                                             $ 32,023  $ 27,678
Cost of sales                                           18,366    14,612
                                                      ________  ________
    Gross profit                                        13,657    13,066
Operating expenses:
  Research and development                               3,954     3,626
  Selling, general and
   administrative                                        7,103     5,940
                                                      ________  ________
    Operating income                                     2,600     3,500
Interest income                                            458       466
Interest expense                                          (148)     (149)
                                                      ________  ________
    Earnings before income taxes                         2,910     3,817
Income taxes                                               652     1,046
                                                      ________  ________
    Net earnings                                      $  2,258  $  2,771
                                                      ========  ========

Net earnings per common and
 common equivalent share                              $    .14  $    .17
                                                      ========  ========
Weighted average common and common
 equivalent shares outstanding                          16,117    16,203
                                                      ========  ========



The accompanying notes are an integral part of these consolidated financial statements.


                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                     Three months ended
                                                        September 30,
                                                     1996         1995
Cash flows from operating activities:
  Cash received from customers                   $  29,056    $  25,440
  Cash paid to suppliers and employees             (27,391)     (24,247)
  Interest received                                    476          441
  Interest paid                                       (148)        (149)
  Income taxes paid                                    (11)         (98)
                                                 _________    _________
    Net cash provided by operating activities        1,982        1,387
                                                 _________    _________
Cash flows from investing activities:
  Purchases of short-term investments               (8,470)     (12,266)
  Maturities of short-term investments               1,000       11,303
  Capital expenditures, net                         (2,045)      (1,747)
  Other assets                                           4           50
                                                 _________    _________
    Net cash used for investing activities          (9,511)      (2,660)
                                                 _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                          (13)         (13)
  Proceeds from issuance of common stock               715        1,044
                                                 _________    _________
    Net cash provided by financing activities          702        1,031
                                                 _________    _________
    Net decrease in cash and cash equivalents       (6,827)        (242)
    Cash and cash equivalents at beginning of
     period                                         31,327       19,354
                                                 _________    _________
    Cash and cash equivalents at end of period   $  24,500    $  19,112
                                                 =========    =========

Reconciliation of net earnings to net cash provided
 by operating activities:
  Net earnings                                   $   2,258    $   2,771
  Adjustments:
    Depreciation and amortization                    1,523        1,280
    Net deferred income taxes                          300          421
    Changes in assets and liabilities:
      Accounts receivable                           (2,949)      (2,058)
      Inventories                                      (35)          97
      Other current assets                            (605)        (662)
      Accounts payable                                 587          577
      Accrued liabilities                              903       (1,039)
                                                 _________    _________
    Net cash provided by operating activities    $   1,982    $   1,387
                                                 =========    =========


The accompanying notes are an integral part of these consolidated financial statements.



SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation.  The consolidated financial statements included herein have been prepared by SymmetriCom, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's
Annual Report on Form 10-K for the year ended June 30, 1996.

	In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1996, the results of operations and its cash flows for the three month period then ended. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                             September 30,       June 30,
                                 1996              1996
                                     (In thousands)
            Raw materials      $ 6,546           $ 6,704
            Work-in-process      7,608             6,868
            Finished goods       3,728             4,275
                               _______           _______
                               $17,882           $17,847
                               =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

	Certain trend analysis and other information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations consist of forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including the factors listed below.

	Fluctuations in Quarterly Operating Results. The Company's quarterly results have fluctuated in the past, and are expected to fluctuate in the future, due to a number of factors, including the timing, cancellation or delay of customer orders; changes in the product or customer mix of sales; the timing of new product introductions by the Company or its competitors; customer delays in qualification of key new products; delays in new product development and new product production; increasing competition; market acceptance of the Company's and its competitors' products; the long sales cycles associated with the Company's products; other competitive factors; and the overall condition of the semiconductor industry. Company operations entail a high level of fixed costs and require an adequate sales volume to maintain reasonable gross margins. Accordingly, any significant decline in demand could have a material adverse effect on the Company's business, operating results and financial condition.

	Order Timing. A substantial portion of each quarter's shipments is often dependent upon orders received during that quarter, of which a significant portion may be received in the last month of that quarter. Furthermore, most orders in backlog can be rescheduled or cancelled without significant penalty. Such reschedules and cancellations have happened in the past, most recently in the second and third quarters of fiscal 1996. Therefore, operating results may fluctuate significantly from the Company's expectations quarter to quarter due to uncertainty in the timing and the receipt of orders, delays in product shipment and rescheduling or cancellation of orders. While sales and bookings increased in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, the Company's long-term challenge remains to increase earnings through sales growth and improved gross margins. There can be no assurance that the Company will achieve sales growth or improve gross margins.

	Product Development. The Company is affected by changing technologies and frequent product introductions. The Company's success will depend on its ability to respond to changing technologies and customer requirements. Delays in product development or production startup inefficiencies could have a material adverse effect on the Company's business, operating results and financial condition. Such delays in product development and production startup inefficiencies have happened in the past, most recently in the first quarter of fiscal 1997. There can be no assurance that the Company will successfully develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

	Product Performance and Reliability. The Company's customers demand exacting product performance and reliability specifications.
These products are complex and use state of the art components, processes and techniques. There can be no assurance that the Company's products do not contain undetected errors or design flaws. Such engineering issues have happened in the past, most recently in the third quarter of fiscal 1996.
Any such unforeseen problems could have a material adverse effect on the Company's business, operating results and financial condition.

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

	Competition. Markets for the Company's products are highly competitive and some of the Company's competitors or potential competitors are much larger than the Company, with substantially greater financial, manufacturing, technical and marketing resources. Operating results are subject to fluctuation based on unforeseen actions taken by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for some of the Company's products continues to increase in existing markets. In addition, the Company has entered into new, highly competitive markets. Results will depend on the Company's ability to provide competitive performance, quality, price and service.

	Semiconductor Manufacturing Capacity. Linfinity Microelectronics Inc. (Linfinity) is nearing full utilization of its wafer fabrication facility and anticipates increasing its capacity by improving yields, adding resources including capital equipment and utilizing outside foundries. Wafers manufactured by outside foundries may result in lower gross profit percentages. While the Company believes that foundry capacity is currently available, there can be no assurance that the Company will be able to obtain such capacity or that such capacity will be available in the future.

	Effective Tax Rate. The Company's future net earnings will be affected by changes in its effective tax rate due to shifts in the earnings mix between Puerto Rico and the United States. In addition certain provisions of the Omnibus Budget Reconciliation Act of 1993 and the Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future income earned in Puerto Rico, prior to the statutory termination of this favorable tax treatment in fiscal 2006.

	The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by the Company, securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

	Working capital increased to $58.0 million at September 30, 1996 from $55.5 million at June 30, 1996 and the current ratio decreased to 4.6 to
1.0 from 4.8 to 1.0 during the same period. Cash, cash equivalents and short-term investments increased to $34.9 million at September 30, 1996 from $34.3 million at June 30, 1996 principally due to $2.0 million in cash provided by operating activities and $.7 million in proceeds from the issuance of common stock, partially offset by $2.0 million used for capital expenditures. At September 30, 1996, the Company had $7.0 million of unused credit available under its bank line of credit.

	The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. At September 30, 1996, the Company had no material outstanding commitments to purchase capital equipment.

Results of Operations

	Net sales increased by $4.3 million (16%) to $32.0 million in the first quarter of fiscal 1997 from $27.7 million in the first quarter of fiscal 1996. Telecom Solutions net sales increased by $2.8 million (16%) to $20.0 million in the first quarter of fiscal 1997 from $17.2 million in the corresponding period of fiscal 1996 primarily due to higher domestic sales of synchronization products. Linfinity net sales increased by $1.6 million (15%) to $12.0 million in the first quarter of fiscal 1997 from $10.5 million in the first quarter of fiscal 1996 principally due to higher unit volume and a shift in sales to higher priced products.

	The Company's gross profit, as a percentage of net sales, decreased to 43% in the first quarter of fiscal 1997, compared to 47% in the first quarter of fiscal 1996 principally due to lower manufacturing efficiencies at Linfinity, higher costs related to the initial production of Linfinity's new module products, and to inefficient operations at Telecom Solutions partially offset by a shift to higher margin products at Telecom Solutions. Future gross profit, as a percentage of net sales, will largely depend on product mix, manufacturing efficiencies, selling prices and the development of and market acceptance of new products.

	Research and development expense was $4.0 million (or 12% of net sales) in the first quarter of fiscal 1997, compared to $3.6 million (or 13% of net sales) in the first quarter of fiscal 1996 as the Company continued to invest in new product development and the enhancement of existing products at both Telecom Solutions and Linfinity.

	Selling, general and administrative expense increased to $7.1 million (or 22% of net sales) in the first quarter of fiscal 1997 from $5.9 million (or 21% of net sales) in the first quarter of fiscal 1996. The increase was essentially due to higher marketing and sales expense related to expanded geographic sales support at Telecom
Solutions, the introduction of new products at both operations, and to higher selling expense associated with higher sales at both operations.

	Interest income was $.5 million in both the first quarter of fiscal 1997 and fiscal 1996.

	The Company's effective tax rate was 22% in the first quarter of fiscal 1997, compared to 27% in the first quarter of fiscal 1996 and 21% for all of fiscal 1996. The effective tax rate for fiscal 1997 is expected to be lower than the combined federal and state tax rate principally due to the benefit of lower income tax rates on income earned in Puerto Rico and state tax credits. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 and the Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future income earned in Puerto Rico, prior to the statutory termination of this favorable tax treatment in fiscal 2006.

	As a result of the factors discussed above, net income in the first quarter of fiscal 1997 decreased to $2.3 million, or $.14 per share, compared to $2.8 million, or $.17 per share, in the first quarter of fiscal 1996.


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

                                          	SYMMETRICOM, INC.
                                         	(Registrant)

DATE:  October 25, 1996                   	By:
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