Form 10-Q
period 1996-12-31
SYMMETRICOM INC
filed 1997-02-03
CIK 82628

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT
TO RULE 901(d) OF REGULATION S-T


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 1996

or

		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from    		 to 		 .

Commission file number 0-2287

SYMMETRICOM, INC.
(Exact name of registrant as specified in its charter)

California	                        No. 95-1906306
(State or other jurisdiction of   	(I.R.S. Employer
incorporation or organization)      Identification No.)

85 West Tasman Drive, San Jose, California  95134-1703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (408) 943-9403


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. 		Yes     X     No

Applicable Only to Issuers Involved in Bankruptcy Proceedings
During the Preceding Five Years:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.	Yes
No

Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

	CLASS	OUTSTANDING AS OF January 10, 1997

	Common Stock	15,700,274

SYMMETRICOM, INC.

FORM 10-Q

INDEX


                                                                  Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
		December 31, 1996 and June 30, 1996	                    3

	Consolidated Statements of Operations
		Three and six months ended December 31, 1996 and 1995	  4

	Consolidated Statements of Cash Flows
		Six months ended December 31, 1996 and 1995	            5

	Notes to Consolidated Financial Statements	              6

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	                    7

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders    10

Item 6.	Exhibits and Reports on Form 8-K	                      11

SIGNATURES                                                     11


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                             December 31, June 30,
                                                1996        1996
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  33,926  $  31,327
  Short-term investments                          3,974      2,943
    Cash and investments                         37,900     34,270
  Accounts receivable                            18,480     14,544
  Inventories                                    18,318     17,847
  Other current assets                            3,773      3,647
                                              _________  _________
    Total current assets                         78,471     70,308

Property, plant and equipment, net               24,047     21,547
Other assets, net                                 1,153      1,676
                                              _________  _________
                                              $ 103,671  $  93,531


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   6,487  $   5,544
  Accrued liabilities                            11,557      9,185
  Current maturities of long-term debt               59         57
                                              _________  _________
    Total current liabilities                    18,103     14,786

Long-term debt, less current maturities           5,680      5,709
Deferred income taxes                             2,581      2,633

Shareholders' equity:
  Preferred stock, no par value:
    Authorized   500 shares
    Issued   none
  Common stock, no par value:
    Authorized   32,000 shares
    Issued and outstanding  15,696
     and 15,570 shares                           23,246     21,862
  Retained earnings                              54,061     48,541
                                              _________  _________
    Total shareholders' equity                   77,307     70,403
                                              _________  _________
                                              $ 103,671  $  93,531


The accompanying notes are an integral part of these consolidated financial statements.


                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three months ended   Six months ended
                                    December 31,        December 31,
                                   1996      1995      1996      1995

Net sales                        $ 35,447  $ 28,426  $ 67,470  $ 56,104
Cost of sales                      19,337    14,837    37,703    29,449
                                 ________  ________  ________  ________
    Gross profit                   16,110    13,589    29,767    26,655
Operating expenses:
  Research and development          4,425     3,522     8,379     7,148
  Selling, general and
   administrative                   7,789     5,921    14,892    11,861
                                 ________  ________  ________  ________
    Operating income                3,896     4,146     6,496     7,646
Interest income                       454       481       912       947
Interest expense                     (147)     (148)     (295)     (297)
                                 ________  ________  ________  ________
    Earnings before income taxes    4,203     4,479     7,113     8,296
Income taxes                          941     1,142     1,593     2,188
                                 ________  ________  ________  ________
    Net earnings                 $  3,262  $  3,337  $  5,520  $  6,108


Net earnings per common and
 common equivalent share         $    .20  $    .21  $    .34  $    .38

Weighted average common and common
 equivalent shares outstanding     16,367    16,045    16,242    16,124






The accompanying notes are an integral part of these consolidated financial statements.


                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                     Six months ended
                                                       December 31,
                                                     1996        1995
Cash flows from operating activities:
  Cash received from customers                   $  63,624    $  51,789
  Cash paid to suppliers and employees             (55,886)     (46,340)
  Interest received                                    887          884
  Interest paid                                       (295)        (297)
  Income taxes paid                                   (662)        (208)
                                                 _________    _________
    Net cash provided by operating activities        7,668        5,828
                                                 _________    _________
Cash flows from investing activities:
  Purchases of short-term investments              (10,531)     (16,619)
  Maturities of short-term investments               9,500       17,500
  Capital expenditures, net                         (5,221)      (4,720)
  Other assets                                         126           21
                                                 _________    _________
    Net cash used for investing activities          (6,126)      (3,818)
                                                 _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                          (27)         (25)
  Proceeds from issuance of common stock             1,084        1,073
                                                 _________    _________
    Net cash provided by financing activities        1,057        1,048
                                                 _________    _________
    Net increase in cash and cash equivalents        2,599        3,058
    Cash and cash equivalents at beginning of
     period                                         31,327       19,354
                                                 _________    _________
    Cash and cash equivalents at end of period   $  33,926    $  22,412


Reconciliation of net earnings to net cash provided
 by operating activities:
  Net earnings                                   $   5,520    $   6,108
  Adjustments:
    Depreciation and amortization                    3,118        2,581
    Net deferred income taxes                          354          623
    Changes in assets and liabilities:
      Accounts receivable                           (3,936)      (3,532)
      Inventories                                     (471)          77
      Other current assets                            (532)        (439)
      Accounts payable                                 943          145
      Accrued liabilities                            2,672          265
                                                 _________    _________
    Net cash provided by operating activities    $   7,668    $   5,828



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

	In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1996, the results of operations for the three and six month periods then ended and cash flows for the six month period then ended.
The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                            December 31,  June 30,
                                                1996        1996
                                                 (In thousands)
                        Raw materials        $ 5,987       $ 6,704
                        Work-in-process        7,988         6,868
                        Finished goods         4,343         4,275
                                             _______       _______
                                             $18,318       $17,847
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

Fluctuations in Quarterly Operating Results. The Company's quarterly results have fluctuated in the past, and are expected to fluctuate in the future, due to a number of factors, including the timing, cancellation or delay of customer orders; changes in the product or customer sales mix; the timing of new product introductions by the Company or its competitors; customer delays in qualification of products; delays in new product development and new product production; manufacturing inefficiencies; increasing competition; market acceptance of the Company's and its competitors' products; the long sales cycles and short product life cycles associated with some of the Company's products; other competitive factors; and the overall demand for semiconductors, particularly semiconductors used in personal computers.
Any significant decline in sales could have a material adverse effect on the Company's business, operating results and financial condition due to the high level of fixed costs.


	Order Timing. A substantial portion of each quarter's shipments is often dependent upon orders received during that quarter, of which a significant portion may be received in the last month, and even the last few days, of that quarter. Furthermore, most orders in backlog can be rescheduled or cancelled without significant penalty. Such reschedules and cancellations have happened in the past, most recently in the second and third quarters of fiscal 1996. The sales cycle for the Company's Telecom Solutions products can be long and dependent upon uncertainties and changes in customer funding of capital equipment programs. Cancellations or delays in the timing or funding of such programs by one or more customers, which have happened in the past, could have a material adverse impact on the Company's business, operating results and financial condition. Therefore, operating results may fluctuate significantly from the Company's expectations quarter to quarter due to uncertainty in the timing and the receipt of orders, delays in product shipment and rescheduling or cancellation of orders. Although sales and the gross margin percentage increased in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997, the Company's long-term challenge remains to further increase earnings through sales growth and improved gross margins. There can be no assurance that the Company will achieve sales growth or improve gross margins.

	Product Development. The Company is affected by changing technologies and frequent product introductions. The Company's success will depend on its ability to respond to changing technologies and customer requirements. Delays in product development or production startup inefficiencies could have a material adverse effect on the Company's business, operating results and financial condition. Delays in product development and production startup inefficiencies have happened in the past, most recently in the first and second quarters of fiscal 1997. There can be no assurance that the Company will successfully develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

	Product Performance and Reliability. The Company's customers demand exacting product performance and reliability. In addition, the Company's products are complex and use state of the art components, processes and techniques. Therefore, there can be no assurance that the Company's products do not contain errors or design flaws. Such engineering issues have happened in the past, most recently in the third quarter of fiscal 1996. Any such unforeseen problems could have a material adverse effect on the Company's business, operating results and financial condition.

	Market Change. Future Company results are due in large part to growth in the markets for the Company's products. The growth in each of these markets depends on, among other things, changes in general economic conditions, specific conditions in the markets in which the Company competes, regulatory and legislative environment, export rules and conditions, and interest rates.

	Competition. Markets for the Company's products are highly competitive and some of the Company's competitors or potential competitors are much larger than the Company, with substantially greater financial, manufacturing, technical and marketing resources. Operating results are subject to fluctuation based on actions taken by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for some of the Company's products continues to increase in existing markets. In addition, the Company has entered into new, highly competitive markets. Results will depend on the Company's ability to provide competitive performance, quality, price and service.

	Semiconductor Manufacturing Capacity. Linfinity Microelectronics Inc. (Linfinity) is nearing full utilization of its wafer fabrication facility and anticipates increasing its capacity by improving yields and productivity, adding capital equipment and personnel, and utilizing outside foundries. However, there can be no assurance that the Company will successfully improve yields or productivity. Wafers manufactured by outside foundries may result in lower gross margin percentages. While the Company believes that foundry capacity is currently available, there can be no assurance that the Company will be able to obtain such capacity or that such capacity will be available in the future.

	Effective Tax Rate. The Company's future net earnings will be affected by changes in its effective tax rate due to the extent there are shifts in the earnings mix between Puerto Rico and the United States. In addition, certain provisions of the Omnibus Budget Reconciliation Act of 1993 and the Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future income earned in Puerto Rico, prior to the statutory termination of this favorable tax treatment in fiscal 2006.

	The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by the Company, securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

	Working capital increased to $60.4 million at December 31, 1996 from $55.5 million at June 30, 1996 and the current ratio decreased to 4.3 to
1.0 from 4.8 to 1.0 during the same period. Cash, cash equivalents and short-term investments increased to $37.9 million at December 31, 1996 from $34.3 million at June 30, 1996 principally due to $7.7 million in cash provided by operating activities and $1.1 million in proceeds from the issuance of common stock, partially offset by $5.2 million used for capital expenditures. At December 31, 1996, the Company had $7.0 million of unused credit available under its bank line of credit.

	The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. The Company has both the intent and ability to refinance the existing $5.7 million note, payable in November 1997, on a long-term basis. At December 31, 1996, the Company had outstanding capital spending commitments of $7.1 million for tenant improvements at the new San Jose facility and other equipment purchases.

Results of Operations

Net sales for the three and six month periods ended December 31, 1996 and 1995 were as follows:
                             Three Months             Six Months
  Ended                     Ended
                              December 31,             December 31,
                         1996     1995   Change   1996    1995     Change
(In millions)
Net sales data*:
Telecom Solutions      $  21.6   $  18.4  17%	  $  41.6  $ 35.6     17%
Linfinity
  Microelectronics Inc.   13.9      10.1  38%	     25.9    20.5     26%
                       _______   _______         _______  ______
                       $  35.4   $  28.4  25%	  $  67.5  $ 56.1     20%

* May not add due to rounding.

	Telecom Solutions net sales increased by 17% in both the second quarter and first half of fiscal 1997, compared to the corresponding periods of fiscal 1996 primarily due to higher domestic sales of synchronization products. Linfinity net sales increased by 38% and 26% in the second quarter and first half of fiscal 1997, respectively, compared to the corresponding periods of fiscal 1996 principally due to higher unit volume and a shift in sales to higher priced products.

	The Company's gross margin percentage decreased to 45% and 44% in the second quarter and first half of fiscal 1997, respectively, compared to 48% in the corresponding periods of fiscal 1996 principally due to lower manufacturing efficiencies at Linfinity. Future gross margins will largely depend on product mix, manufacturing efficiencies and selling prices.

	Research and development expense was $4.4 million (or 12% of net sales) and $8.4 million (or 12% of net sales) in the second quarter and first half of fiscal 1997, respectively, compared to $3.5 million (or 12% of net sales) and $7.1 million (or 13% of net sales) in the corresponding periods of fiscal 1996 as the Company continued to invest in new product development and the enhancement of existing products.

	Selling, general and administrative expense increased to $7.8 million (or 22% of net sales) and $14.9 million (or 22% of net sales) in the second quarter and first half of fiscal 1997, respectively, compared to $5.9 million (or 21% of net sales) and $11.9 million (or 21% of net sales) in the corresponding periods of fiscal 1996. The increases were essentially due to higher marketing and sales expense related to expanded sales support, new product promotion and higher selling expense associated with higher sales.

	Interest income was $.5 million and $.9 million in the second quarter and first half of fiscal 1997, respectively, and the same in the corresponding periods of fiscal 1996.

	The Company's effective tax rate was 22% in both the second quarter and first half of fiscal 1997, compared to 25% and 26% in the corresponding periods of fiscal 1996 and 21% for all of fiscal 1996. The effective tax rate for fiscal 1997 is expected to be lower than the combined federal and state tax rate essentially due to the benefit of lower income tax rates on income earned in Puerto Rico and state tax credits. The Company's future net earnings will be affected by changes in its effective tax rate due to the extent there are shifts in the earnings mix between Puerto Rico and the United States. In addition, certain provisions of the Omnibus Budget Reconciliation Act of 1993 and the Small Business Job Protection Bill of 1996 may result in less favorable tax treatment for future Puerto Rico earnings, prior to the statutory termination of the current favorable tax treatment in fiscal 2006.

	As a result of the factors discussed above, net earnings in the second quarter of fiscal 1997 were $3.3 million, or $.20 per share, compared to $3.3 million, or $.21 per share, in the second quarter of fiscal 1996. Net earnings in the first half of fiscal 1997 decreased to $5.5 million, or $.34 per share, from $6.1 million, or $.38 per share, in the first half of fiscal 1996.


PART II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

(a)	 	The Company's Annual Meeting of Shareholders was held on October
24, 1996.

(b)          All director candidates, William D. Rasdal, Roger A. Strauch
and Robert M. Wolfe, were 	duly elected.

(c) (i)     The votes for the director candidates were as follows:

         Nominee              	Votes For      	Votes Withheld

         William D. Rasdal     14,297,094     	100,949
         Roger A. Strauch     	14,348,644		     49,399
	        Robert M. Wolfe       14,348,074    	  49,969
	There were no abstentions or broker non-votes with respect to election of directors.

 (c)(ii) 	The shareholders ratified the appointment of Deloitte & Touche
LLP as the Company's independent auditors for the current fiscal year. The vote was 14,344,910 for, 21,215 against and 31,918 abstaining.

Item 6. 	Exhibits and Reports on Form 8-K

(a)	Exhibits
		10.28 	1990 Employee Stock Plan (as amended through December 1,
1996).

	27.1	Financial Data Schedule

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the three months ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          	SYMMETRICOM, INC.
                                         	     (Registrant)

DATE:  February 3, 1997                   	By:
	                                    /s/ J. Scott Kamsler
                                         	J. Scott Kamsler
                                          Vice President, Finance
                                          and Chief Financial Officer
                                         	(for Registrant and as
                                          Principal
                                          Financial and Accounting
                                          Officer)