Form 10-Q
period 1997-03-31
SYMMETRICOM INC
filed 1997-04-25
CIK 82628

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
PURSUANT TO RULE 901(d) OF REGULATION S-T


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 1997

or

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

	Indicate by check mark whether the registrant has
filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan
confirmed by a court.	Yes            No

Applicable Only to Corporate Issuers:

	Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS                     OUTSTANDING AS OF March 31, 1997

Common Stock                        15,916,368


SYMMETRICOM, INC.

FORM 10-Q

INDEX


                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets
March 31, 1997 and June 30, 1996                         3

Consolidated Statements of Operations
Three and nine months ended March 31, 1997 and 1996      4

Consolidated Statements of Cash Flows
Nine months ended March 31, 1997 and 1996                5

Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K               12

SIGNATURES                                              12





SYMMETRICOM, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                              March 31,   June 30,
                                                1997        1996
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  26,880  $  31,327
  Short-term investments                         13,840      2,943
    Cash and investments                         40,720     34,270
  Accounts receivable                            21,508     14,544
  Inventories                                    19,988     17,847
  Other current assets                            3,851      3,647
                                              _________  _________
    Total current assets                         86,067     70,308

Property, plant and equipment, net               26,106     21,547
Other assets, net                                   988      1,676
                                              _________  _________
                                              $ 113,161  $  93,531


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   7,901  $   5,544
  Accrued liabilities                            13,892      9,185
  Current maturities of long-term debt               58         57
                                              _________  _________
    Total current liabilities                    21,851     14,786

Long-term debt, less current maturities           5,670      5,709
Deferred income taxes                             2,714      2,633

Shareholders' equity:
  Preferred stock, no par value:
    Authorized   500 shares
    Issued   none
  Common stock, no par value:
    Authorized   32,000 shares
    Issued and outstanding  15,916
     and 15,570 shares                           25,146     21,862
  Retained earnings                              57,780     48,541
                                              _________  _________
    Total shareholders' equity                   82,926     70,403
                                              _________  _________
                                              $ 113,161  $  93,531


The accompanying notes are an integral part of these consolidated financial statements.


                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three months ended   Nine months ended
                                      March 31,          March 31,
                                   1997      1996      1997      1996

Net sales                        $ 37,754  $ 22,693  $105,224  $ 78,797
Cost of sales                      20,243    14,365    57,946    43,814
                                 ________  ________  ________  ________
    Gross profit                   17,511     8,328    47,278    34,983
Operating expenses:
  Research and development          5,009     3,667    13,388    10,815
  Selling, general and
   administrative                   8,078     4,905    22,970    16,766
                                 ________  ________  ________  ________
    Operating income (loss)         4,424      (244)   10,920     7,402
Interest income                       515       451     1,427     1,398
Interest expense                     (147)     (149)     (442)     (446)
                                 ________  ________  ________  ________
    Earnings before income taxes    4,792        58    11,905     8,354
Income taxes                        1,073      (260)    2,666     1,928
                                 ________  ________  ________  ________
    Net earnings                 $  3,719  $    318  $  9,239  $  6,426


Net earnings per common and
 common equivalent share         $    .23  $    .02  $    .57  $    .40

Weighted average common and common
 equivalent shares outstanding     16,414    15,900    16,299    16,049



The accompanying notes are an integral part of these consolidated financial statements.


                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                    Nine months ended
                                                         March 31,
                                                     1997        1996
Cash flows from operating activities:
  Cash received from customers                   $  98,208    $  78,286
  Cash paid to suppliers and employees             (85,930)     (70,695)
  Interest received                                  1,513        1,346
  Interest paid                                       (442)        (446)
  Income taxes paid                                   (608)        (260)
                                                 _________    _________
    Net cash provided by operating activities       12,741        8,231
                                                 _________    _________
Cash flows from investing activities:
  Purchases of short-term investments              (24,397)     (21,664)
  Maturities of short-term investments              13,500       29,550
  Capital expenditures, net                         (8,759)      (7,746)
  Other assets                                         122         (299)
                                                 _________    _________
    Net cash used for investing activities         (19,534)        (159)
                                                 _________    _________
Cash flows from financing activities:
  Repayment of long-term debt                          (38)         (38)
  Proceeds from issuance of common stock             2,384        1,744
                                                 _________    _________
    Net cash provided by financing activities        2,346        1,706
                                                 _________    _________
    Net increase (decrease) in cash and
     cash equivalents                               (4,447)       9,778
    Cash and cash equivalents at beginning of
     period                                         31,327       19,354
                                                 _________    _________
    Cash and cash equivalents at end of period   $  26,880    $  29,132


Reconciliation of net earnings to net cash provided
 by operating activities:
  Net earnings                                   $   9,239    $   6,426
  Adjustments:
    Depreciation and amortization                    4,766        3,824
    Net deferred income taxes                          166          752
    Changes in assets and liabilities:
      Accounts receivable                           (6,964)        (288)
      Inventories                                   (2,141)        (706)
      Other current assets                            (289)        (259)
      Accounts payable                               2,357          428
      Accrued liabilities                            5,607       (1,946)
                                                 _________    _________
    Net cash provided by operating activities    $  12,741    $   8,231



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

	In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1997, the results of operations for the three and nine month periods then ended and cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2.	Inventories.  Inventories are stated at the lower of cost
(first-in, first-out) or market.  Inventories consist of:

                                      March 31,   June 30,
                                         1997      1996
                                         (In thousands)

  Raw materials                      $   6,677  $   6,704
  Work-in-process                        7,520      6,868
  Finished goods                         5,791      4,275
                                     _________  _________
                                     $  19,988  $  17,847


3.	Contingencies.  In January 1994, a complaint was filed in
the United States District Court for the Northern District of California against the Company and certain of its officers, by one of the Company's shareholders. The plaintiff requests that the court certify him as representative of a class of persons who purchased shares of the Company's common stock during a specified period in 1993. The complaint alleges that false and misleading statements made during that period artificially inflated the price of the Company's common stock in violation of federal securities laws. There is no specific amount of damages requested in the complaint.
In February 1997, the Court dismissed the complaint with leave to amend. In March 1997, the plaintiff filed an amended class action complaint. After consultation with counsel, the Company and its officers believe that the complaint is entirely without merit, and intend to vigorously defend against the action.

4. Common Stock. In April 1997, the Company's Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's outstanding
Common Stock which will be used to offset shares issued pursuant to the Company's stock plans. Repurchases may be made from time to time by the Company in the open market in compliance with Rule 10b-18 of the Securities Act of 1933 and applicable Securities and Exchange Commission guidelines.



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

	Fluctuations in Quarterly Operating Results. The Company's quarterly results have fluctuated in the past, and are expected to fluctuate in the future, due to a number of factors, including the timing, cancellation or delay of customer orders; changes in the product or customer sales mix; the timing of new product introductions by the Company or its competitors; customer delays in qualification of products; delays in new product development and new product production; manufacturing inefficiencies; increasing competition; market acceptance of the Company's and its competitors' products; the long sales cycles and short product life cycles associated with some of the Company's products; other competitive factors; and the overall demand for semiconductors, particularly semiconductors used in personal computers. Any significant decline in sales could have a material adverse effect on the Company's business, operating results and financial condition due to the high level of fixed costs. Although net sales and the gross margin percentage increased in the third quarter of fiscal 1997 compared to the first and second quarters of fiscal 1997, there can be no assurance that net sales will continue to grow or that gross margins will improve in future periods.

	Order Timing. A substantial portion of each quarter's shipments is often dependent upon orders received during that quarter, of which a significant portion may be received in the last month, and even the last few days, of that quarter. Furthermore, most orders in backlog can be rescheduled or cancelled without significant penalty. Such reschedules and cancellations have happened in the past, most recently in the second and third quarters of fiscal 1996. The sales cycle for the Company's products can be long and subject to uncertainties, particularly for Telecom Solutions products which can be affected by changes in customer funding of capital equipment programs. Cancellations or delays in the timing or funding of such programs by one or more customers, which have happened in the past, could have a material adverse impact on the Company's business, operating results and financial condition. Operating results may fluctuate significantly from the Company's expectations quarter to quarter due to uncertainty in the timing and the receipt of orders, delays in product shipment and rescheduling or cancellation of orders.

	Dependence on Major Customers. The Company often depends, and expects to continue to depend, upon a relatively small number of customers for a significant percentage of its net sales. For the third quarter and the first three quarters of fiscal 1997, the Company's three largest customers accounted for approximately 36% and 30% of net sales, respectively.
AT&T accounted for approximately 15% and 14% of net sales, for such periods, respectively. Southwestern Bell accounted for approximately 12% and 10% of net sales in the third quarter and first three quarters of fiscal 1997, respectively. The loss of any one or more of the Company's large customers or the significant reduction in sales to any such customer would have a material adverse effect on the Company's business, operating results and financial condition. In the past, some of the Company's large customers have significantly reduced or delayed the amount of products they have ordered. There can be no assurance that the Company will continue to receive large orders from these customers or that the Company will generate significant sales from new customers.

	Product Development. The Company is affected by changing technologies and frequent product introductions. The
Company's success will depend on its ability to respond to changing technologies and customer requirements. Delays in product development or production startup inefficiencies could have a material adverse effect on the Company's business, operating results and financial condition. Delays in product development and production startup inefficiencies have happened in the past, most recently in the first and second quarters of fiscal 1997. There can be no assurance that such delays will not recur or that the Company will successfully develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

	Product Performance and Reliability. The Company's customers demand exacting product performance and reliability. In addition, the Company's products are complex and use state of the art components, processes and techniques. Accordingly, there can be no assurance that the Company's products do not contain errors or design flaws. Such engineering issues have happened in the past, most recently in the third quarter of fiscal 1996. Any such unforeseen problems could have a material adverse effect on the Company's business, operating results and financial condition.

	Market Change. Future Company results are due in large part to growth in the markets for the Company's products. The growth in each of these markets depends on, among other things, changes in general economic conditions, specific conditions in the markets in which the Company competes, regulatory and legislative environment, export rules and conditions, and interest rates.

	Competition. Markets for the Company's products are highly competitive and some of the Company's competitors or potential competitors are much larger than the Company, with substantially greater financial, manufacturing, technical and marketing resources. Operating results are subject to fluctuation based on actions taken by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for many of the Company's products continues to increase in existing markets. In addition, the Company has entered into new, highly competitive markets. Future results will depend on the Company's ability to provide competitive performance, quality, price and service.

	Future Dependence on Foundries. The Company anticipates that future growth will also depend on its ability to secure sufficient outside foundry capacity. There can be no assurance that the Company will be able to secure and maintain sufficient outside foundry capacity or that such foundries will be able or willing to satisfy all of the Company's requirements on a timely basis at favorable prices. In addition, the Company may encounter delays in the qualification process and production ramp-up at new foundries. Also, there can be no assurance that the Company will not suffer from service disruptions, raw material shortages or future price increases with any contract foundry with which it develops a relationship.

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

Liquidity and Capital Resources

	Working capital increased to $64.2 million at March 31, 1997 from $55.5 million at June 30, 1996 and the current ratio decreased to 3.9 to 1.0 from 4.8 to 1.0 during the same period. Cash, cash equivalents and short-term investments increased to $40.7 million at March 31, 1997 from $34.3 million at June 30, 1996 principally due to $12.7 million in cash provided by operating activities and $2.4 million in proceeds from the issuance of common stock, partially offset by $8.8 million used for capital expenditures. At March 31, 1997, the Company had $7.0 million of unused credit available under its bank line of credit.

	The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital and capital equipment requirements over the near term. The Company currently has both the intent and ability to refinance the existing $5.7 million note, payable in November 1997, on a long-term basis. At March 31, 1997, the Company had outstanding capital spending commitments of $6.3 million for tenant improvements at the new San Jose facility and other equipment purchases. In April
1997, the Company's Board of Directors
authorized a program to repurchase up to 500,000 shares of the Company's outstanding common stock which will be used to offset shares issued pursuant to the Company's stock plans.

Results of Operations

Net sales for the three and nine month periods ended March 31, 1997 and 1996 were as follows:

                 Three months            Nine months
                     Ended                   Ended
                   March 31,               March 31,
                 1997    1996  Change    1997    1996  Change
(In millions)
Net sales data*:
Telecom
Solutions      $ 23.5  $ 14.3   64%    $ 65.1  $ 49.9    30%
Linfinity
Microelectronics
Inc.             14.2     8.4   70%      40.1    28.9    39%
                ______  _____          ______  ______
               $ 37.8  $ 22.7   66%    $105.2  $ 78.8    34%


* May not add due to rounding.

	Telecom Solutions net sales increased by 64% and 30% in the third quarter and first three quarters of fiscal 1997, respectively, compared to the third quarter and first three quarters of fiscal 1996 primarily due to higher domestic sales of synchronization products. Linfinity net sales increased by 70% and 39% in the third quarter and first three quarters of fiscal 1997, respectively, compared to the corresponding periods of fiscal 1996 principally due to higher unit volume of new standard commercial products and a shift in sales to higher priced products.

	The Company's gross margin percentage increased to 46% and 45% in the third quarter and first three quarters of fiscal
1997, respectively, compared to 37% and 44% in the corresponding periods of fiscal 1996 principally due to higher volume and increased manufacturing efficiencies at both operations. Future gross margins will largely depend on product mix, manufacturing efficiencies and selling prices.

	Research and development expense was $5.0 million (or 13% of net sales) and $13.4 million (or 13% of net sales) in the third quarter and first three quarters of fiscal 1997, respectively, compared to $3.7 million (or 16% of net sales) and $10.8 million (or 14% of net sales) in the corresponding periods of fiscal 1996. The increases were principally due to the development of new wireless synchronization products at Telecom Solutions.

	Selling, general and administrative expense increased to $8.1 million (or 21% of net sales) and $23.0 million (or 22% of net sales) in the third quarter and first three quarters of fiscal 1997, respectively, compared to $4.9 million (or 22% of net sales) and $16.8 million (or 21% of net sales) in the corresponding periods of fiscal 1996. The increases were essentially due to higher earnings-based incentive compensation, higher marketing and sales expense related to expanded sales support, new product promotion and higher selling expense associated with higher sales.

	Interest income of $.5 million and $1.4 million in the third quarter and first three quarters of fiscal 1997, respectively, remain unchanged from the corresponding periods of fiscal 1996.

	The Company's effective tax rate was 22% in both the third quarter and first three quarters of fiscal 1997, compared to 23% in the first three quarters of fiscal 1996 and 21% for all of fiscal 1996. The effective tax rate for fiscal 1997 is expected to be lower than the combined federal and state tax rate essentially due to the benefit of lower income tax rates on income earned in Puerto Rico and state tax credits. The Company's future net earnings will be affected by changes in its effective tax rate to the extent there are shifts in the earnings mix between Puerto Rico and the United States. In addition, certain provisions of the Omnibus Budget
Reconciliation Act of 1993 and the Small Business Job
Protection Bill of 1996 may result in less favorable tax treatment for future Puerto Rico earnings, prior to the statutory termination of the current favorable tax treatment in fiscal 2006.

	As a result of the factors discussed above, net earnings in the third quarter of fiscal 1997 were $3.7 million, or $.23 per share, compared to $.3 million, or $.02 per share, in the third quarter of fiscal 1996. Net earnings in the first three quarters of fiscal 1997 increased to $9.2 million, or $.57 per share, from $6.4 million, or $.40 per share, in the first three quarters of fiscal 1996.



PART II.  OTHER INFORMATION

Item 6. 	Exhibits and Reports on Form 8-K

(a)	Exhibits

		27.1		Financial Data Schedule

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          	SYMMETRICOM, INC.
                                         	(Registrant)


DATE:  April 25, 1997             By:
                                  /s/J. Scott Kamsler
                                  J. Scott Kamsler
                                  Vice President, Finance
                                  and Chief Financial Officer
                                  (for Registrant and as
                                  Principal
                                  Financial and Accounting
                                  Officer)