Form 10-K
period 1997-06-30
SYMMETRICOM INC
filed 1997-09-24
CIK 82628

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

       [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-2287

                               ----------------

                               SYMMETRICOM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                             NO. 95-1906306
            (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                  IDENTIFICATION
                 2300 ORCHARD PARKWAY,                             NO.)
                 SAN JOSE, CALIFORNIA
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                95131-1017
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

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)29.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at September 10, 1997 was approximately $266,320,762. The number of shares outstanding of the registrant's Common Stock at September 10, 1997 was 15,899,747.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the SymmetriCom, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on or about September 24, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  SymmetriCom, Inc. (the "Company") was incorporated in California in 1956. The Company conducts its business through two separate operations, each of which operates in a different industry segment. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc. (Linfinity), a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits, and modules for use in desktop power system, portable power system and data communications applications in commercial, industrial, and defense and space markets.

TELECOM SOLUTIONS

  Telecom Solutions offers a broad range of time reference, or synchronization, systems and intelligent access, or transmission, systems for the worldwide telecommunications industry.

 Synchronization

  Reliable synchronization is fundamental to telecommunications services, as it ensures error free transmission of data. Synchronization allows digital switching and transmission systems to minimize signal degradation and operate at a common, or synchronized, clock rate. High quality synchronization is an essential requirement for telecommunications service providers as they move to high capacity, high speed digital transmission technologies such as the Synchronous Optical Network (SONET) and the Synchronous Digital Hierarchy
(SDH) network. Synchronization degradation can cause digital signal impairments such as jitter, wander and phase transients, resulting in loss of data, decreased network efficiency and increased costs for the network operator.

  The Company's core synchronization products consist principally of quartz and rubidium based Digital Clock Distributors (DCDs), which provide highly accurate and uninterruptible timing that meet the synchronization requirements of digital networks. Telecom Solutions has established itself as a leader in telephone network synchronization and has introduced a series of DCDs and related products. These products provide the critical timing which enables telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

  Telecom Solutions has two key product platforms that are fundamental to the DCD product family, the DCD 500 Series and the DCD Local Primary Reference
(LPR) Series. The DCD 500 Series is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout a network to ensure reliable synchronization. The DCD filters the input timing signal to virtually eliminate digital signal impairments. If the input timing reference is lost or out of tolerance, the clock provides highly stable backup timing, or "holdover," to allow the network to operate error-free for several hours or days, depending on the accuracy of the installed clock. The platform can be equipped with additional cards to provide interfaces for a variety of applications, including network management, synchronization performance monitoring, and status and control measurement, which are becoming increasingly important for network maintenance and revenue protection. The Maintenance Interface System (MIS) card provides a communications gateway for both local maintenance personnel and remote network management systems, gathering all system alarm information in real time. The Precision Synchronization Monitor (PSM) card provides synchronization and performance monitoring, detecting early indications of network degradation and related troubles in network elements. In addition, the DCD 500 platform is designed to provide maximum flexibility and meet both domestic and international standards.

  The DCD-LPR Series provides the capability to effectively use either Global Positioning System (GPS) or Long Range Navigation version C (LORAN-C) to provide direct Stratum 1 traceable synchronization to network sites equipped with DCD systems. The DCD-LPR employs an integrated, roof-mounted GPS antenna and Timing

Receiver (GTR) to receive precision Universal Coordinated Time (UTC) timing signals from GPS satellites at virtually any location in the world or from LORAN-C radio stations in a number of locations in the world.

  The Company's ability to provide network management is essential as Telecommunications Management Network (TMN) standards, established by the International Telecommunications Union (ITU), have gained acceptance among major telecommunications service providers. Telecom Solutions has introduced both TIMESCAN/TMN, a TMN and Q3 compliant full element management system for synchronization networks, and TIMESCAN/NMS, a Windows NT based proprietary network management system. The TIMESCAN/TMN graphical user interface presents status at the network level and at the element level, providing real-time representations of configuration and status of both logical and physical properties of the network. The TIMESCAN/NMS graphical user interface presents network status using hierarchical overviews of both logical and geographical network topologies. Both products feature tools for identifying customer troubles before they affect service.

  In addition to its DCD products, which are primarily used for wireline network office synchronization, Telecom Solutions offers a product, CellSync(TM), for use in wireless cell site synchronization. CellSync is a compact synchronization device which combines GPS technology with a feature called BESTIME(TM) for use with applications in both conventional mobile phone cellular sites and in Personal Communication Systems (PCS) cellular sites. BESTIME is a Multiple Input Frequency Lock Loop (MIFLL) designed to combine a variety of frequency sources and generate an output with optimal frequency stability.

  In August 1993, the Company acquired Navstar Limited, a United Kingdom company, and its U.S. affiliate (collectively "Navstar"). Navstar designs, manufactures and markets GPS receivers and systems that use global positioning technology to provide very accurate timing and precise geographic location. A significant percentage of Navstar's GPS receivers is purchased by Telecom Solutions for incorporation in its sychronization products.

  Telecom Solutions synchronization systems are typically priced from $3,000 to $40,000. Navstar products are typically priced from $300 to $5,000.

 Transmission Products

  Telecom Solutions transmission products include Secure7(R), Secure7 Lite and the Integrated Digital Services Terminal (IDST). Secure7 is a multi-bandwidth, intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links such as those used in the Signaling System Seven (SS7) network and the 911 emergency network. Secure7 is designed to provide nearly 100% availability for these critical data applications.

  Secure7 Lite is designed to protect SS7 networks from switch isolations and simplex events and may be used as a standard replacement for channel banks in SS7 applications. Both Secure7 and Secure7 Lite make use of the Company's BestPath(TM) technology to take advantage of the existing SS7 network architecture to automatically route around problem areas and maintain links between network elements.

  The IDST is a network access system designed for use in telephone company central and end offices which has principally been deployed as a transmission, monitoring and test access vehicle for SS7 networks. The IDST provides maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution to the monitoring and transport of links requiring increased reliability. The IDST can also be deployed as an intelligent digital terminal, an intelligent network element providing connectivity between the transport network and customer-serving side of the network. The IDST enhances the network with distributed digital cross-connect functionality and provides subrate, multipoint, test and surveillance capabilities to the subscriber loop.

  Transmission products are typically priced at less than $5,000 for a small system to more than $300,000 for a large system.

  The Company supplies its synchronization systems and transmission products predominantly to the Regional Bell Operating Companies (RBOCs), interexchange carriers, independent telephone companies, private network operators, wireless service providers and international telecommunications service providers. Navstar predominantly sells its products to Telecom Solutions, the U.S. Government and original equipment manufacturers (OEMs).

LINFINITY MICROELECTRONICS INC.

  In June 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary of the Company. Linfinity products principally include linear and mixed signal, standard and custom integrated circuits (ICs) as well as modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

  ICs are generally divided into three categories: digital, linear (also referred to as analog) and mixed signal circuits. Digital circuits, such as memory devices and microprocessors, process and compute information in the form of "on-off" electronic signals represented by binary digits "1" or "0". Linear circuits process, monitor, measure or control continuous analog signals associated with physical functions such as temperature, pressure, sound, weight, light and speed, and play an important role in bridging real world phenomena and a variety of electronic systems. Analog devices are used in virtually all electronic systems, of which the largest markets for such circuits are computers, data communications, telecommunications, industrial equipment, and military, consumer and automotive electronics. For each application, users often have unique requirements for circuits with specific speed, power, resolution and signal amplitude capabilities. Therefore, due to numerous applications, the demand for analog devices designed to manage real world functionality continues to grow and has resulted in a high degree of market fragmentation, which has provided an opportunity for smaller companies to compete against larger suppliers in certain market segments. Mixed signal ICs are circuits that combine both analog and digital signal processing techniques.

  Linfinity's marketing strategy has been one of shifting to high-volume commercial products from low-volume custom and military programs and focusing on value-added standard "off-the-shelf" products. Linfinity now offers approximately 450 standard catalog products. However, the market for new products sold by Linfinity has been very competitive and characterized by pricing pressures.

  Linfinity derived the majority of its net sales in fiscal 1997 from desktop power management products, predominantly standard linear ICs which control, regulate, monitor, convert or route voltage and current. These products are used in computer and data storage, lighting, automotive, telecommunications, test, instrumentation, and defense and space equipment. These products include pulse width modulators which shape and manage the characteristics of voltage, low dropout regulators which convert unregulated input voltage to regulated output voltage with a minimum amount of overhead voltage, linear voltage regulators which control the power supply output levels, supervisory circuits which monitor power supply, and power factor correction ICs which reduce energy consumption in fluorescent lighting and other power management product applications. Newer power management products include the portable power management product, backlight inverter modules and switching regulators for desktop power management. The backlight inverters incorporate Linfinity's proprietary technology and are single-stage cold cathode fluorescent lamp inverter modules that provide dimmable backlighting for Liquid Crystal Display
(LCD) products. Switching regulators efficiently convert power by managing voltage and current, and are used to power advanced microprocessors. Additionally, communication systems ICs are relatively new and include Small Computer Systems Interface (SCSI) products; high speed, parallel communications buses which permit high data transfer rates between computers and various peripheral devices such as hard disk drives, host adapter cards, motherboards, bus extenders, cables and connectors.

  Linfinity has developed a range of bipolar wafer fabrication processes in its in-house manufacturing facility which provide a high-voltage and high-power process for certain power management applications. In addition, Linfinity has developed bipolar complementary metal oxide semiconductor (BiCMOS) wafer fabrication processes. The BiCMOS process combines the high-performance, low-voltage bipolar process with a CMOS process for mixed signal applications such as certain power management and communication ICs. However, as Linfinity's BiCMOS in-house wafer fabrication is limited, the Company expects to utilize IMP, Inc., an outside semiconductor fabrication facility, for most of its BiCMOS wafer requirements. Reliance on outside fabrication facilities minimizes fixed costs and capital expenditures but increases certain operational risks, including the lack of an assured wafer supply, limited control over delivery schedules and manufacturing yields. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Dependence on Foundries, Assembly and Test Services."

  Linfinity products are generally priced from $0.20 to $5.00 for commercial and industrial applications, $2.50 to $22.00 for defense applications and $200 to $500 for high reliability defense and space applications.

  Linfinity sells its products in the commercial, industrial, and defense and space markets to OEMs and distributors.

INDUSTRY SEGMENT INFORMATION

  Information as to net sales, operating income and identifiable assets attributable to each of the Company's two industry segments for each year in the three-year period ended June 30, 1997, is contained in Note J of the Notes to Consolidated Financial Statements. See Part II, Item 8. "Financial Statements and Supplementary Data."

MARKETING

  In the United States, Telecom Solutions markets and sells most of its products through its own sales force to the RBOCs, major interexchange carriers, independent telephone companies, private network operators and wireless service providers. Internationally, Telecom Solutions markets and sells its products through its own sales force in the United Kingdom and independent sales representatives and distributors elsewhere. In the United States and internationally, Linfinity sells its products through its own sales force and independent sales representatives to OEMs and distributors.

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

MANUFACTURING

  The Telecom Solutions manufacturing process consists primarily of in-house electrical assembly and test performed by the Company's subsidiary in Aguada, Puerto Rico. Additionally, the Company's subsidiary, Navstar, in England performs in-house electrical assembly and test of its GPS receivers and products.

  The Linfinity's manufacturing process consists primarily of bipolar wafer fabrication, component assembly and final test. Its bipolar ICs are principally fabricated in the Company's wafer fabrication facility in Garden Grove, California. Linfinity also utilizes outside services to perform certain operations during the fabrication process. In addition, Linfinity expects to utilize IMP, Inc., an outside semiconductor fabrication facility, for most of its BiCMOS wafer requirements. Component assembly and final test are performed in Southeast Asia by independent subcontract manufacturers or in Garden Grove by employees. Reliance on independent assembly and test subcontractors can lengthen manufacturing cycle times, especially if the Company is required to compete against other manufacturers for these contractors' services.

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

  The Company primarily uses standard parts and components as well as standard subcontract assembly and test, which are generally available from multiple sources. The Company, to date, has not experienced any significant delays in obtaining needed standard parts, single source components or services from its suppliers but there can be no assurance that such problems will not develop in the future. However, the Company maintains a reserve of certain ICs, certain single source components and seeks alternative suppliers where possible. The Company believes that a lack of availability of ICs or single source components would have an adverse effect on the Company's operating results. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors-- Dependence on Foundries, Assembly and Testing Services."

BACKLOG

  The Company's backlog was approximately $26.2 million at June 30, 1997 compared to approximately $26.6 million at June 30, 1996. Backlog consists of customer orders which are expected to be shipped within the next twelve months. The Company does not believe that current or future backlog levels are meaningful indicators of future net sales. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Telecom Solutions' backlog was approximately $7.3 million and $9.8 million at June 30, 1997 and 1996, respectively. Historically, a substantial portion of Telecom Solutions' net sales in any fiscal period has been derived from orders received during that period. Linfinity's backlog was approximately $18.9 million and $16.8 million at June 30, 1997 and 1996, respectively. Linfinity's backlog may be affected by the cancelation or delay of customer orders, the overall condition of the semiconductor industry and the cyclical nature of customer demand in each of its markets. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook and Risk Factors."

KEY CUSTOMERS AND EXPORT SALES

  In fiscal 1997, one of Telecom Solutions' customers, AT&T Corporation, accounted for 16% of the Company's net sales. In fiscal 1995, SBC Communications Inc., another Telecom Solutions' customer accounted for 11% of the Company's net sales. No other single customer accounted for 10% or more of net sales in fiscal years 1997, 1996 or 1995. The Company's export sales, which were primarily to the Far East, Canada and Western Europe, accounted for 26%, 28% and 24% of the Company's net sales in fiscal years 1997, 1996 and 1995, respectively. Export sales to the Far East accounted for 16%, 13% and 11% of net sales in fiscal years 1997, 1996 and 1995, respectively.

  International sales may be subject to certain risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Risks Associated with International Sales." Gains and losses on the conversion to

U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in the Company's business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. Accordingly, the Company does not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets.

COMPETITION

  The telecommunications and semiconductor industries and the markets which they serve are highly competitive. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, the enactment of The Telecommunications Act of 1996, which permits RBOCs, under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of the Company. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies.

  Telecom Solutions competes primarily on product reliability and performance, product features, adherence to standards, customer service and price. Linfinity competes primarily on price, product reliability and performance, delivery time, and customer service. The Company believes that both Telecom Solutions and Linfinity generally compete favorably with respect to their respective competitive factors.

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

RESEARCH AND DEVELOPMENT

  The Company has actively pursued the application of new technology in the industries in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1997, 1996 and 1995, the Company's overall research and development expenditures were $18,457,000, $15,413,000, and $13,407,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 1997, 89 engineering and engineering support employees were engaged in development activities. Telecom Solutions focused its development efforts in fiscal year 1997 on wireless communications, network management functionality and monitoring products, as well as enhancement of core synchronization and transmission products. Telecom Solutions' research and development expenditures were $12,866,000, $9,581,000 and $8,457,000 in fiscal years 1997, 1996 and 1995, respectively. Linfinity focused its development efforts in fiscal year 1997 on new product development, enhancement of existing products, improvement of its wafer fabrication process technologies and improvement of its design capabilities. New or enhanced products, which are now in production include backlight inverters, switching regulators and SCSI terminators. Further enhancement of these products and additional new products are in the development stage. Linfinity's research and development expenditures were $5,591,000, $5,832,000 and $4,950,000 in fiscal years 1997, 1996 and 1995, respectively. The Company will continue to make significant investments in product development, although there can be no assurance that the Company will be able to successfully develop new products or enhance existing products or that such new or enhanced products will achieve market acceptance.

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

ENVIRONMENTAL REGULATION

  The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant future liabilities.

EMPLOYEES

  At June 30, 1997, the Company had 708 employees, including 415 in manufacturing, 112 in engineering and 181 in sales, marketing and administration. At June 30, 1997, Telecom Solutions had 435 employees and Linfinity had 273 employees. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee incentive and stock plans for certain of its employees. Additionally, Linfinity maintains a separate employee stock option plan for certain Linfinity employees. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  The following are the principal facilities of the Company as of June 30, 1997:

                                                     APPROXIMATE  OWNED/LEASE
                                                     FLOOR AREA    EXPIRATION
 LOCATION                    PRINCIPAL OPERATIONS     (SQ. FT.)       DATE
 --------                    --------------------    ----------- --------------
 San Jose, California..... Corporate Offices and        47,000   July 1997
                            Telecom Solutions
                            administration, sales,
                            engineering and
                            manufacturing
 San Jose, California..... Corporate Offices and       118,000   April 2009
                            Telecom Solutions
                            administration, sales,
                            engineering and
                            manufacturing
 Aguada, Puerto Rico...... Telecom Solutions            45,000   September 1999
                            manufacturing
 Aguada, Puerto Rico...... Telecom Solutions            22,000   September 2000
                            manufacturing
 Northampton, England..... Navstar administration,      18,000   April 1999
                            sales, engineering and
                            manufacturing
 Garden Grove, California. Linfinity                    96,000   Owned
                            administration, sales,
                            engineering and
                            manufacturing
 Garden Grove, California. Linfinity wafer               9,000   Owned
                            fabrication

  During fiscal 1997, the Company leased a newly constructed 118,000 square foot facility in San Jose, California to replace its existing San Jose facility, for which the lease expired in July 1997. The Company has sublet approximately 35,000 square feet of this facility through November 2000.

  The 96,000 square foot facility located in Garden Grove, California is subject to an encumbrance as described in Note C of the Notes to Consolidated Financial Statements. See Part II, Item 8. "Financial Statements and Supplementary Data." The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

ITEM 3. LEGAL PROCEEDINGS

  In January 1994, a securities class action complaint was filed against the Company and three of its officers in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its officers violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed this complaint and the second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. After consultation with counsel, the Company and its officers believe that the complaint is entirely without merit, and intend to file a motion to dismiss the third amended corrected complaint and continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

  Following is a list of the executive officers of the Company as of June 30, 1997 and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. The Company is not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

 NAME                       AGE                  POSITION
 ----                       ---                  --------
 William D. Rasdal.........  64 Chairman of the Board and Chief Executive
                                 Officer and
                                 President and Chief Operating Officer,
                                 Telecom Solutions
 J. Scott Kamsler..........  49 Senior Vice President, Finance, Chief
                                 Financial Officer and
                                 Secretary
 Dale A. Pelletier.........  46 Senior Vice President, Operations, Telecom
                                 Solutions
 James J. Peterson.........  42 President and Chief Operating Officer,
                                 Linfinity Microelectronics Inc.

  Mr. Rasdal has served as Chairman of the Board of the Company since July 1989 and as Chief Executive Officer since joining the Company in November 1985. In addition, Mr. Rasdal has served as President and Chief Operating Officer of Telecom Solutions, a division of the Company, since January 1997. From November 1985 until July 1989, Mr. Rasdal was President and a Director of the Company. Mr. Rasdal has also served as a Director of both Celeritek, Inc. since April 1985 and Advanced Fibre Communications, Inc. since February 1993. From March 1980 until March 1985, Mr. Rasdal was associated with Granger Associates, a manufacturer of telecommunications products. His last position with Granger Associates was President and Chief Operating Officer. From November 1972 to January 1980, Mr. Rasdal was employed by Avantek as Vice President and Division Manager for Avantek's microwave integrated circuit and semiconductor operations. For the thirteen years prior to joining Avantek, he was associated with TRW in various management positions.

  Mr. Kamsler has served as Chief Financial Officer and Secretary of the Company since joining the Company in October 1989. In addition, Mr. Kamsler has served as Senior Vice President, Finance since April 1997 and served as Vice President, Finance from October 1989 to April 1997. Mr. Kamsler has also served as a Director of DSP Technology Inc., a manufacturer of computer automated measurement and control instrumentation, since November 1988. Prior to October 1989, Mr. Kamsler served as Vice President, Finance and Chief Financial Officer of Solitec, Inc. (January 1984 to September 1989), a manufacturer of semiconductor production equipment, DSP Technology Inc. (April 1984 to September 1989), a former affiliate of Solitec, and E-H International, Inc. (March 1982 to January
1984), a manufacturer of automatic test equipment, disk and tape drive controllers, and printed circuit boards. From November 1977 until January 1982, Mr. Kamsler held various finance positions with Intel Corporation.

  Mr. Pelletier has served as Senior Vice President, Operations, of Telecom Solutions, a division of the Company, since April 1997 and as Vice President, Operations, of Telecom Solutions from November 1993 to April 1997. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions. From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company, until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

  Mr. Peterson has served as President and Chief Operating Officer for Linfinity Microelectronics Inc., a subsidiary of the Company, since February 1997. From August 1996 to February 1997, Mr. Peterson served as Vice President, Sales at Linfinity. Prior to joining the Company, from 1983 until August 1996, Mr. Peterson held various positions with Silicon Systems, Inc., a microelectronics company. From March 1992 to August 1996, Mr. Peterson served as Senior Vice President, Worldwide Sales & Corporate Communications. From June 1990 to March 1992, Mr. Peterson was the Vice President, International Sales. From January 1987 to June 1990, Mr. Peterson was the Director, Far East Sales. From January 1983 to January 1987, Mr. Peterson was the Product Marketing Manager, Telecommunications. Previously, Mr. Peterson was the Product Marketing Engineer and Industry Marketing Specialist with Rockwell Corporation and General Instruments Microelectronics Division, respectively.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The information is described in Note K of the Notes to Consolidated Financial Statements. See Part II, Item 8. "Financial Statements and Supplementary Data."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in
Part II, Item 8. "Financial Statements and Supplementary Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7.

                                               YEAR ENDED JUNE 30,
                                    ------------------------------------------
                                      1997     1996     1995    1994    1993
                                    -------- -------- -------- ------- -------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Results:
 Net sales:
  Telecom Solutions                 $ 89,718 $ 68,243 $ 62,814 $59,215 $57,031
  Linfinity Microelectronics Inc.     54,637   37,795   40,294  39,170  30,882
                                    -------- -------- -------- ------- -------
    Total                            144,355  106,038  103,108  98,385  87,913
 Operating income                     15,998    8,263   10,868   8,331   7,940
 Earnings before income taxes         17,337    9,476   11,599   8,125   7,724
 Net earnings                         13,454    7,478   10,346   6,551   6,001
 Net earnings per common and common
  equivalent share                       .83      .47      .66     .43     .40
Balance Sheet:
 Cash and investments                 41,587   34,270   33,205  21,250  18,232
 Working capital                      58,325   55,522   50,739  38,503  29,348
 Total assets                        129,305   93,531   85,326  69,054  58,954
 Long-term obligations                 8,583    5,709    5,766   5,818   5,865
 Shareholders' equity                 87,603   70,403   60,125  46,786  38,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

BUSINESS OUTLOOK AND RISK FACTORS

  Certain trend analysis and other information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations consists of "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including the factors listed below.

  Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancelation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycles associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. The Company's expense levels are based in part on its expectations regarding future net sales and in the short term are to a large extent fixed. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to maintain reasonable gross profit margins. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

  Uncertainty of Timing of Product Sales. A substantial portion of the Company's quarterly net sales is often dependent upon shipment of orders received during that quarter, of which, a significant portion may be received during the last month or even the last few days of that quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, the timing of the receipt and shipment of an order, and the magnitude of such order, may have a significant impact on the Company's net sales and results of operations for a particular quarter. In addition, the uncertainty in the timing and the receipt of orders, delays in product shipment and unanticipated rescheduling or cancelation of orders may cause quarterly operating results to vary significantly from the Company's expectations.

  Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales. In fiscal 1997, AT&T Corporation (AT&T), a Telecom Solutions' customer, accounted for 16% of the Company's net sales. In fiscal 1995, SBC Communications Inc., another Telecom Solutions' customer, accounted for 11% of the Company's net sales. No other single customer accounted for 10% or more of net sales in fiscal years 1997, 1996 or 1995. The loss of one or more of the Company's significant customers, or a significant reduction in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to receive large orders from significant customers. Also, in the past, some of the Company's large customers have significantly reduced or delayed product purchases. The Company's sales to its largest customers have fluctuated in the past and the Company believes such large customer sales will continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996 and are expected to decrease significantly in fiscal 1998.

  New Product Development. The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, evolving industry standards and changes in end-user requirements. Technological advancements could render the Company's products obsolete and unmarketable. The Company's success will depend on its ability to respond to changing technologies and customer requirements and on its ability to develop and introduce, in a cost-effective and timely basis, new and enhanced products. Delays in new product development or delays in production startup could have a material adverse effect on the Company's business, financial condition and results of operations. Such delays have happened in the past, and there can be no assurance that such delays will not recur or that the Company will successfully respond to technological changes and develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

  Product Performance and Reliability. The Company's customers establish demanding specifications for product performance and reliability. The Company's products are complex and use state of the art components, processes and techniques. There can be no assurance that new products or enhancements of existing products will not contain undetected errors, design flaws or other failures due to the complexities of such products. Undetected errors and design flaws have occurred in the past. Any such unforeseen problems could have a material adverse effect on the Company's business, operating results and financial condition.

  Competition. The telecommunications and semiconductor industries and the markets which they serve are highly competitive. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, the enactment of The Telecommunications Act of 1996, which permits RBOCs, under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of the Company. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies.

  The Company's ability to compete successfully is dependent on its response to the entry of new competitors or the introduction of new products by the Company's competitors, changing technology and customer requirements, timely development or acquisition of new or enhanced products, the timing of new product introductions by the Company or its competitors, continued improvement of existing products, cost effectiveness, quality, price, service and market acceptance of the Company's products. Operating results may fluctuate as a result of unforeseen actions by competitors, the entry of new competitors and the introduction of new or enhanced competing products. Competition for many of the Company's products continues to increase in existing markets and in the new markets in which the Company has entered. Furthermore, the Company has experienced, and expects to continue to experience, significant pricing pressures in these markets.

  Dependence on Foundries, Assembly and Test Services. The Company is utilizing IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its BiCMOS wafer requirements. The Company uses its own semiconductor fabrication facility to manufacture bipolar wafers. Reliance on outside foundries minimizes fixed costs and capital expenditures but increases certain operational risks, including the lack of an assured wafer supply and limited control over delivery schedules and manufacturing yields. Delayed wafer supply or reduced manufacturing yields may materially and adversely affect the Company's business, financial condition and operating results. In addition, any sudden demand for an increased amount of wafers or sudden reduction or elimination of wafers from the Company's outside foundry, whether as a result of financial or operational difficulties at such foundry or otherwise, could result in a material delay in the shipment of the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations.

  Linfinity also relies on independent contract manufacturers in Southeast Asia to assemble and test a significant percentage of its integrated circuits and most of its electronic modules. Reliance on independent contractors can lengthen manufacturing cycle times, especially if the Company is required, due to capacity constraints, to compete against others for these contractors' services. Any inability to obtain sufficient manufacturing capacity through existing or alternative sources at favorable prices, if and as required, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

  Proprietary Technology. The Company's success will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company has United States patents and patent applications pending covering certain technology used by its Telecom Solutions and Linfinity operations. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive advantage. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company intends to continue its efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims from other parties asserting that their proprietary rights had been infringed, although the Company is not a party to any intellectual property litigation. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in costly litigation or require the Company to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

  Environmental Matters. The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant future liabilities.

  Governmental Regulations. Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of the Company's domestic telecommunications customers. Although the Company is generally not directly affected by such legislation, the effects of such regulation on the Company's customers may, in turn, adversely impact the Company's business and operating results. For instance, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and subject to change by the various governmental agencies. In addition, the recent enactment of The Telecommunications Act of 1996 allows RBOCs, which are among the Company's largest customers, to manufacture telecommunications equipment. RBOCs may, therefore, increasingly become competitors of the Company in the markets it serves. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business.

  Risks Associated with International Sales. The Company's export sales, which were primarily to the Far East, Canada and Western Europe, accounted for 26%, 28% and 24% of the Company's net sales in fiscal years 1997, 1996 and 1995, respectively. Export sales to the Far East accounted for 16%, 13%, and 11% of net sales in fiscal years 1997, 1996 and 1995, respectively. International sales may be subject to certain risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. To date, sales and purchase obligations denominated in foreign currencies have not been significant. However, if in the future, a higher portion of such sales and purchases are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. Accordingly, the Company does not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets. Higher international sales also subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. There can be no assurance that such factors will not materially and adversely affect the Company's operations in the future or require the Company to modify significantly its current business practices. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the United States.

  Changes to Effective Tax Rate. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This exemption expires at the end of fiscal 2006. In addition, the benefit of the exemption is subject to certain wage-based limitations. This benefit will be further limited based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006. The Company expects the fiscal 1998 effective tax rate to increase due to the anticipated increase in the percentage of total earnings that is expected to be earned in the U.S. compared to fiscal 1997.

  Fluctuations in Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

RESULTS OF OPERATIONS

  The Company operates in two different industry segments. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc., a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits, and modules for use in desktop power system, portable power system and data communications applications.

 Net Sales

  Net sales increased by $38.3 million (36%) to $144.4 million in fiscal 1997 and by $2.9 million (3%) to $106.0 million in fiscal 1996. The increase in fiscal 1997 sales was due to higher sales in both operations. The increase in fiscal 1996 sales was due to higher Telecom Solutions sales offset by lower Linfinity sales.

  Telecom Solutions' net sales increased by $21.5 million (31%) to $89.7 million in fiscal 1997 and by $5.4 million (9%) to $68.2 million in fiscal 1996. The increase in fiscal 1997 was principally due to higher sales to AT&T Corporation (AT&T) which increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996. The Company expects sales to AT&T to decrease significantly in fiscal 1998. The increase in fiscal 1996 resulted primarily from sales of new synchronization products and transmission products which offset the sales decline in mature synchronization products.

  Linfinity's net sales increased by $16.8 million (45%) to $54.6 million in fiscal 1997 and decreased by $2.5 million (6%) to $37.8 million in fiscal 1996. The increase in fiscal 1997 was primarily due to higher unit volume of new standard commercial products and a shift in sales to higher priced products. The decrease in fiscal 1996 was essentially due to lower unit volume resulting from the general slowdown in the demand for integrated circuits used in personal computers in the last half of fiscal 1996.

 Gross Profit Margin

  The Company's gross profit margins were 46%, 44%, and 46% in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the higher gross profit margin was principally attributable to higher unit volume and increased manufacturing efficiencies at Telecom Solutions. In fiscal 1996, the lower gross profit margin was primarily due to reduced manufacturing efficiencies at both operations, a shift to lower margin products at Telecom Solutions and a decline in unit volume at Linfinity. Future gross profit margins will largely depend on product mix, manufacturing efficiencies and selling prices.

 Operating Expenses

  Research and development expense increased to $18.5 million (or 13% of net sales) in fiscal 1997 from $15.4 million (or 15% of net sales) and $13.4 million (or 13% of net sales) in fiscal 1996 and 1995, respectively. The increase in fiscal 1997 was primarily due to higher expenditures for the development of new wireless synchronization products at Telecom Solutions. The increase in fiscal 1996 resulted principally from a higher level of investment in new product development by both operations, which more than offset lower earnings-based incentive compensation in both operations. During fiscal 1997, Telecoms' new product development program was focused on wireline and wireless synchronization, network management software and transmission products. During fiscal 1997, Linfinity's new product development program was focused on SCSI terminators, switching regulators, blacklight inverters and low dropout regulators.

  Selling, general and administrative expense increased by 40% to $31.5 million (or 22% of net sales) in fiscal 1997 from $22.5 million (or 21% of net sales) in fiscal 1996, and decreased by 1% in fiscal 1996 from $22.8 million (or 22% of net sales) in fiscal 1995. The increase in fiscal 1997 was primarily due to higher marketing and sales expenses associated with increased sales, expanded sales support and product promotion, and higher-earnings based incentive compensation. The decrease in fiscal 1996 was essentially attributable to lower earnings-based incentive compensation at both operations, partially offset by increased Telecom Solutions' marketing expenditures to support new wireless synchronization products and continued expansion in international markets.

 Operating Income

  Operating income increased by 94% to $16.0 million in fiscal 1997 and decreased by 24% to $8.3 million in fiscal 1996. The increase in fiscal 1997 was attributable to higher operating income in both Telecom Solutions and Linfinity. The decrease in fiscal 1996 was primarily due to a reduction in Linfinity's operating income. See Note J of the Notes to Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data."

 Interest Income (Expense)

  Interest income increased by $.1 million to $1.9 million in fiscal 1997 and by $.5 million to $1.8 million in fiscal 1996. The increase in fiscal 1996 was principally due to an increase in invested funds. Interest expense was $.6 million in fiscal 1997, 1996 and 1995.

 Income Taxes

  The Company's effective tax rate was 22%, 21% and 11% in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 effective tax rate was lower than the federal tax rate primarily due to the benefit of lower income tax rates on Puerto Rico earnings. The increase in the effective tax rate in fiscal 1996 compared to fiscal 1995 was principally due to the fiscal 1995 reduction in the valuation allowance for deferred tax assets. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This exemption expires at the end of fiscal 2006. In addition, the benefit of the exemption is subject to certain wage-based limitations. This benefit will be further limited based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006. The Company expects the fiscal 1998 effective tax rate to increase due to an anticipated increase in the percentage of total earnings that is expected to be earned in the U.S. compared to fiscal 1997.

  As a result of the factors discussed above, net earnings were $13.5 million, or $.83 per share, in fiscal 1997 compared to net earnings of $7.5 million, or $.47 per share, in fiscal 1996 and net earnings of $10.3 million, or $.66 per share, in fiscal 1995.

 New Accounting Pronouncements

  In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share," was issued which establishes new standards for computing and presenting earnings per share information. The statement is effective for interim and annual periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS 128 starting with its second quarter ending December 31, 1997. The Company does not anticipate that the earnings per share calculation with the adoption of SFAS 128 would have been materially different for the periods presented.

  In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Both statements are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt SFAS 130 and SFAS 131 starting with its fiscal year ending June 30, 1999. Adoption of these statements will not impact the Company's financial position and results of operations.

 Liquidity and Capital Resources

  Working capital increased by $2.8 million to $58.3 million at June 30, 1997 from $55.5 million at June 30, 1996, while the current ratio decreased to 2.9 to 1.0 from 4.8 to 1.0. The decrease in the current ratio resulted primarily from the maturity of a long-term note and an increase in accrued employee incentives. During the same period, cash, cash equivalents and short-term investments increased to $41.6 million from $34.3 million primarily due to $21.3 million in cash provided by operating activities and $1.4 million in proceeds from the net issuance of common stock, offset by $15.1 million used for capital expenditures.

  At June 30, 1997, the Company had an obligation to repay a $5.7 million note due in November 1997. In addition, the Company entered into a twelve-year lease obligation during fiscal 1997 for a new facility as described in Note D of the Notes to Consolidated Financial Statements. See Part II Item 8. "Financial Statements and Supplementary Data." At June 30, 1997, the Company had $7.0 million of unused credit available under its bank line of credit.

  The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements, short-term loan repayment and capital expenditures in fiscal 1998. At June 30, 1997, the Company had no material outstanding commitments to purchase capital equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Disclosure of this item is not required for the current fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements follow Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors appearing under the caption "Proposal No. One--Election of Directors--Nominees" on pages 2 and 3 of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on September 24, 1997, (the "Proxy Statement") is incorporated herein by reference.

  Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One--Election of Directors--Nominees" on pages 2 and 3, "Executive Officer Compensation" on pages 6, 7 and 8, "Proposal No. One-- Election of Directors--Director Compensation" on page 4 and "Certain Transactions" on page 8.

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

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheets at June 30, 1997 and 1996..................  20
   Consolidated Statements of Operations for the years ended June 30,
    1997, 1996 and 1995...................................................  21
   Consolidated Statements of Shareholders' Equity for the years ended
    June 30, 1997, 1996
    and 1995..............................................................  22
   Consolidated Statements of Cash Flows for the years ended June 30,
    1997, 1996 and 1995...................................................  23
   Notes to Consolidated Financial Statements.............................  24
   Independent Auditors' Report...........................................  34

    2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 1997, 1996, and 1995 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

    Schedule II -- Valuation and Qualifying Accounts and Reserves

    All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

    3. Exhibits:

    See Item 14(c) below.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997.

  (c) Exhibits

    The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

  (d) Financial Statement Schedules

    See Item 14(a) above.

                               SYMMETRICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,
                                                                ----------------
                                                                  1997    1996
                                                                -------- -------
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 28,203 $31,327
 Short-term investments                                           13,384   2,943
                                                                -------- -------
  Cash and investments                                            41,587  34,270
 Accounts receivable, net of allowance for doubtful accounts of
  $457 and $330                                                   21,349  14,544
 lnventories                                                      22,023  17,847
 Other current assets                                              3,830   3,647
                                                                -------- -------
  Total current assets                                            88,789  70,308
Property, plant and equipment, net                                39,617  21,547
Other assets, net                                                    899   1,676
                                                                -------- -------
                                                                $129,305 $93,531
                                                                ======== =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $  8,189 $ 5,544
 Accrued liabilities                                              16,546   9,185
 Current maturities of long-term obligations                       5,729      57
                                                                -------- -------
  Total current liabilities                                       30,464  14,786
Long-term obligations                                              8,583   5,709
Deferred income taxes                                              2,655   2,633
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value;
  500 shares authorized, none issued                                  --      --
 Common stock, no par value;
  32,000 shares authorized, 15,879 and 15,570 shares issued and
   outstanding                                                    25,608  21,862
 Retained earnings                                                61,995  48,541
                                                                -------- -------
  Total shareholders' equity                                      87,603  70,403
                                                                -------- -------
                                                                $129,305 $93,531
                                                                ======== =======


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED JUNE 30,
                                               ----------------------------
                                                 1997      1996      1995
                                               --------  --------  --------
Net sales                                      $144,355  $106,038  $103,108
Cost of sales                                    78,411    59,824    56,047
                                               --------  --------  --------
  Gross profit                                   65,944    46,214    47,061
Operating expenses:
 Research and development                        18,457    15,413    13,407
 Selling, general and administrative             31,489    22,538    22,786
                                               --------  --------  --------
  Operating income                               15,998     8,263    10,868
Interest income                                   1,928     1,807     1,341
Interest expense                                   (589)     (594)     (610)
                                               --------  --------  --------
 Earnings before income taxes                    17,337     9,476    11,599
Income taxes                                      3,883     1,998     1,253
                                               --------  --------  --------
 Net earnings                                  $ 13,454  $  7,478  $ 10,346
                                               ========  ========  ========
Net earnings per common and common equivalent
 share                                         $    .83  $    .47  $    .66
                                               ========  ========  ========
Weighted average common and common equivalent
 shares outstanding                              16,275    16,034    15,714
                                               ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   TOTAL
                                         COMMON STOCK              SHARE-
                                        ---------------  RETAINED HOLDERS'
                                        SHARES  AMOUNT   EARNINGS  EQUITY
                                        ------  -------  -------- --------
Balance at June 30, 1994                14,071  $16,069  $30,717  $46,786
 Issuance of common stock:
  Stock option exercises, net of shares
   tendered upon exercise                  910    1,611       --    1,611
  Employee stock purchase plan              18      188       --      188
  Net exercise of warrant                   98       --       --       --
  Tax benefit from stock option plans       --    1,194       --    1,194
 Net earnings                               --       --   10,346   10,346
                                        ------  -------  -------  -------
Balance at June 30, 1995                15,097   19,062   41,063   60,125
 Issuance of common stock:
  Stock option exercises, net of shares
   tendered upon exercise                  407    1,079       --    1,079
  Employee stock purchase plan              66      710       --      710
  Tax benefit from stock option plans       --    1,011       --    1,011
 Net earnings                               --       --    7,478    7,478
                                        ------  -------  -------  -------
Balance at June 30, 1996                15,570   21,862   48,541   70,403
 Issuance of common stock:
  Stock option exercises, net of shares
   tendered upon exercise                  325    1,730       --    1,730
  Employee stock purchase plan              74      817       --      817
  Tax benefit from stock option plans       --    2,394       --    2,394
  Repurchase of common stock               (90)  (1,195)      --   (1,195)
 Net earnings                               --       --   13,454   13,454
                                        ------  -------  -------  -------
Balance at June 30, 1997                15,879  $25,608  $61,995  $87,603
                                        ======  =======  =======  =======



The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Cash flows from operating activities:
 Cash received from customers                    $137,463  $103,056  $103,800
 Cash paid to suppliers and employees            (115,912)  (94,610)  (86,910)
 Interest received                                  2,000     1,723     1,303
 Interest paid                                       (589)     (594)     (610)
 Income taxes paid                                 (1,702)     (559)     (725)
                                                 --------  --------  --------
  Net cash provided by operating activities        21,260     9,016    16,858
                                                 --------  --------  --------
Cash flows from investing activities:
 Purchases of short-term investments              (33,941)  (24,644)  (16,754)
 Maturities of short-term investments              23,500    35,552     2,903
 Purchases of plant and equipment, net            (15,136)   (9,092)   (6,629)
 Other                                                 45      (596)      (26)
                                                 --------  --------  --------
  Net cash provided by (used for) investing
   activities                                     (25,532)    1,220   (20,506)
                                                 --------  --------  --------
Cash flows from financing activities:
 Repayment of long-term obligations                  (204)      (52)      (47)
 Proceeds from issuance of common stock             2,547     1,789     1,799
 Repurchase of common stock                        (1,195)       --        --
                                                 --------  --------  --------
  Net cash provided by financing activities         1,148     1,737     1,752
                                                 --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents                                     (3,124)   11,973    (1,896)
  Cash and cash equivalents at beginning of year   31,327    19,354    21,250
                                                 --------  --------  --------
  Cash and cash equivalents at end of year       $ 28,203  $ 31,327  $ 19,354
                                                 ========  ========  ========
Reconciliation of net earnings to net cash
provided by operating activities:
 Net earnings                                    $ 13,454  $  7,478  $ 10,346
 Depreciation and amortization                      6,548     5,171     5,260
 Net deferred income taxes                           (512)      (98)     (713)
 Changes in assets and liabilities:
  Accounts receivable                              (6,805)   (2,699)      432
  Inventories                                      (4,176)        8    (2,044)
  Accounts payable                                  2,645     1,236        84
  Accrued liabilities                               7,361    (2,336)    2,552
  Tax benefit from employee stock plans             2,394     1,011     1,194
  Other                                               351      (755)     (253)
                                                 --------  --------  --------
  Net cash provided by operating activities      $ 21,260  $  9,016  $ 16,858
                                                 ========  ========  ========
Noncash investing and financing activity:
 Facility acquired under capital lease           $  8,750
                                                 ========


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business. SymmetriCom, Inc. (the Company) operates in two different industry segments. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc., a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits, and modules for use in desktop power system, portable power system and data communications applications.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Fiscal Period. The Company, for presentation purposes, presents each fiscal year as if it ended on June 30. However, the Company's fiscal year ends on the Sunday closest to June 30. All references to years refer to the Company's fiscal years. Fiscal years 1997, 1996, and 1995 consisted of 52 weeks.

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

  Short-term Investments. Short-term investments, consisting of corporate debt securities which mature through October 1997, are classified as available-for-sale and reported at fair value. Net unrealized gains and losses, if significant, are excluded from earnings and included as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

  Fair Values of Financial Instruments. The estimated fair value of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable and long-term obligations, approximate their carrying value.

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

  Long-lived assets. Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires recognition of impairment loss of long-lived assets and certain identifiable intangibles assets in the event the net book value of such assets exceeds the estimated future cash flows. The adoption of SFAS 121 had no material impact on the Company's financial position or results of operations.

  Foreign Currency Translation. Foreign currency translation gains and losses and the effect of foreign currency exchange rate fluctuations have not been significant.

  Revenue Recognition. Sales are recognized upon shipment. Provisions are made for warranty costs, sales returns and price protection.

  Stock Options. In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," was issued which establishes a fair value based method of accounting for compensation costs related to stock option plans and other forms of stock based compensation plans as an alternative to the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Effective July 1, 1996, the Company adopted SFAS 123 by electing to continue to apply the accounting provisions of APB 25 and providing the pro forma disclosure requirements of SFAS 123.

  Net Earnings Per Common and Common Equivalent Share. Net earnings per common and common equivalent share is based on the weighted average number of common shares outstanding and dilutive stock options, using the treasury stock method.

  Reclassifications. Certain reclassifications have been made to the 1996 and 1995 consolidated statements of cash flows to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

  Recent Accounting Pronouncements. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," was issued which establishes new standards for computing and presenting earnings per share information. The statement is effective for interim and annual periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS 128 starting with its second quarter ending December 31, 1997. The Company does not anticipate that the earnings per share calculation with the adoption of SFAS 128 would have been materially different for the periods presented.

  In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Both statements are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt SFAS 130 and SFAS 131 starting with its fiscal year ending June 30, 1999. Adoption of these statements will not impact the Company's financial position and results of operations.

NOTE B--LINFINITY MICROELECTRONICS INC.

  In July 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary, in exchange for 6,000,000 shares of Linfinity Series A preferred stock and 2,000,000 shares of Linfinity common stock. Each Series A preferred share is convertible into one share of common stock.

  In addition, 2,000,000 shares of Linfinity's common stock have been reserved for issuance under Linfinity's employee stock option plan. All options have been granted at the fair market value on the date of grant as determined by Linfinity's Board of Directors based upon independent appraisal. Outstanding stock options generally vest 25% per year from date of grant and expire no later than ten years from date of grant.

NOTE C--BALANCE SHEET DETAIL

                                                     JUNE 30,
                                                  ----------------
                                                   1997     1996
                                                  -------  -------
                                                  (IN THOUSANDS)
      Inventories:
       Raw materials                              $ 6,454  $ 6,704
       Work-in-process                              8,450    6,868
       Finished goods                               7,119    4,275
                                                  -------  -------
                                                  $22,023  $17,847
                                                  =======  =======
      Property, plant and equipment, net:
       Land                                       $ 1,247  $ 1,247
       Buildings and improvements                  23,413    8,659
       Machinery and equipment                     46,733   38,864
       Leasehold improvements                       2,599    2,312
                                                  -------  -------
                                                   73,992   51,082
       Accumulated depreciation and amortization  (34,375) (29,535)
                                                  -------  -------
                                                  $39,617  $21,547
                                                  =======  =======

  Building and improvements included $8,750,000 of costs capitalized under a capital lease for the Company's facility in San Jose, California which was completed in June 1997. No amortization expense was recorded in 1997.

                                                     JUNE 30,
                                                  ----------------
                                                   1997     1996
                                                  -------  -------
                                                  (IN THOUSANDS)
      Accrued liabilities:
       Employee compensation and benefits         $ 8,925  $ 3,687
       Accrued warranty expense                     2,741    2,088
       Other                                        4,880    3,410
                                                  -------  -------
                                                  $16,546  $ 9,185
                                                  =======  =======
      Long-term obligations:
       Note payable                               $ 5,709  $ 5,766
       Capital lease                                8,603       --
                                                  -------  -------
                                                   14,312    5,766
       Current maturities                          (5,729)     (57)
                                                  -------  -------
                                                  $ 8,583  $ 5,709
                                                  =======  =======

  The note payable bears interest at 10.25% per annum and is due in November 1997. The note is collateralized by land, building, and related personal property.

  The Company has a $7,000,000 unsecured bank line of credit which expires in December 1998 and bears interest at the bank's prime rate, 8.5% at June 30, 1997. The line of credit agreement requires that the Company maintain certain financial ratios and prohibits an operating loss in two consecutive quarters. The line of credit has not been utilized during the last three years.

NOTE D--LEASE COMMITMENTS

  During 1997, the Company leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in November 2000. The minimum future sublease payments to be received as of June 30, 1997 were $715,000 in 1998, $736,000 in 1999, $757,000 in 2000, and $324,000 in 2001. The Company leases certain other facilities and equipment under operating lease agreements which expire at various dates through 2001. Rental expense charged to operations was $1,923,000 in 1997, $1,741,000 in 1996, and $1,554,000 in 1995, respectively. Future minimum lease payments as of June 30, 1997 are as follows:

                                               CAPITAL  OPERATING
                                                LEASE     LEASE
                                               -------  ---------
                                                (IN THOUSANDS)
      FOR THE YEARS:
      1998                                     $   750   $1,280
      1999                                         930      967
      2000                                         991      693
      2001                                       1,055      623
      2002                                       1,121      595
      Thereafter                                 9,591    4,049
                                               -------   ------
      Total minimum lease payments              14,438   $8,207
                                                         ======
      Amount representing interest (8.5%)       (5,835)
                                               -------
      Present value of minimum lease payments    8,603
      Current portion                              (20)
                                               -------
      Long-term obligation                     $ 8,583
                                               =======

NOTE E--INCOME TAXES

  Income tax expense consists of:

                    YEAR ENDED JUNE 30,
                    ----------------------
                     1997    1996    1995
                    ------  ------  ------
                       (IN THOUSANDS)
      Current:
       Federal      $3,511  $1,250  $1,341
       State           (78)    (56)    159
       Puerto Rico     588     902     466
       Foreign         374      --      --
                    ------  ------  ------
                     4,395   2,096   1,966
                    ------  ------  ------
      Deferred:
       Federal        (817)    386    (532)
       State           134    (114)   (373)
       Puerto Rico     171    (370)    192
                    ------  ------  ------
                      (512)    (98)   (713)
                    ------  ------  ------
                    $3,883  $1,998  $1,253
                    ======  ======  ======

  Deferred income tax expense (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax expense (benefit) are as follows:

                                                      YEAR ENDED JUNE 30,
                                                     -----------------------
                                                      1997     1996    1995
                                                     -------  ------  ------
                                                        (IN THOUSANDS)
      Net operating loss and credit carryforwards    $ 1,064  $ (156) $ (813)
      Reserves and accruals                             (824)     32     631
      Depreciation and amortization                     (614)    (93)   (263)
      Deferred taxes on Puerto Rico earnings             481    (688)    204
      Change in valuation allowance                     (619)    807    (472)
                                                     -------  ------  ------
                                                     $  (512) $  (98) $ (713)
                                                     =======  ======  ======

  The effective income tax rate differs from the federal statutory income tax rate as follows:

                                                      YEAR ENDED JUNE 30,
                                                     -----------------------
                                                      1997     1996    1995
                                                     -------  ------  ------
      Federal statutory income tax rate                 35.0%   35.0%   35.0%
      Change in valuation allowance                       --      --   (17.6)
      Federal tax benefit of Puerto Rico operations    (13.0)  (17.2)  (12.9)
      Puerto Rico taxes                                  4.4     5.6     5.7
      Research and development tax credit               (1.5)     --    (2.6)
      State income taxes, net of federal benefit          .3    (1.8)    1.2
      Other                                             (2.8)    (.5)    2.0
                                                     -------  ------  ------
      Effective income tax rate                         22.4%   21.1%   10.8%
                                                     =======  ======  ======

  The principal components of deferred tax assets and liabilities are as follows:

                                                      JUNE 30,
                                                    --------------
                                                     1997    1996
                                                    ------  ------
                                                         (IN
                                                     THOUSANDS)
      Deferred tax assets:
       Net operating loss and credit carryforwards  $4,496  $5,560
       Reserves and accruals                         3,516   2,692
                                                    ------  ------
                                                     8,012   8,252
       Valuation allowance                          (4,496) (5,115)
                                                    ------  ------
                                                     3,516   3,137
                                                    ------  ------
      Deferred tax liabilities:
       Depreciation and amortization                   201     815
       Unremitted Puerto Rico earnings               2,777   2,296
                                                    ------  ------
                                                     2,978   3,111
                                                    ------  ------
      Net deferred tax asset                        $  538  $   26
                                                    ======  ======

  The valuation allowance primarily relates to the potential tax benefit of stock option transactions, which will be credited to common stock if realized.

  At June 30, 1997, for federal income tax purposes, the Company had research and development and investment tax credit carryforwards of approximately $2,600,000 which expire in the years 1999 through 2012, and alternative minimum tax credit carryforwards of approximately $1,100,000 which have no expiration date. Additionally, for state income tax purposes, the Company had research and development tax credit carryforwards of approximately $800,000 which have no expiration date.

  The Company operates a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2008. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from federal income taxes through fiscal 2006. This exemption will be further limited based on certain prior year Puerto Rico earnings during the fiscal years 2003 through 2006. Appropriate taxes have been provided on this subsidiary's earnings which are intended to be remitted to the parent company. At June 30, l997, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $25,500,000 and $2,777,000, respectively.

NOTE F--CONTINGENCIES

  In January 1994, a securities class action complaint was filed against the Company and three of its officers in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its officers violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed this complaint and the second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. After consultation with counsel, the Company and its officers believe that the complaint is entirely without merit, and intend to file a motion to dismiss the third amended corrected complaint and continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE G--RELATED PARTY TRANSACTIONS

  The Company paid $47,000, $36,000 and $36,000 for marketing research in 1997, 1996 and 1995, respectively, to a firm whose managing director was also a director of the Company. During 1995, two executive officers exercised stock options in exchange for notes of $43,000 bearing interest at approximately 6% per annum, payable annually. The notes were collateralized by the stock issued upon exercise of the stock options and were recorded as an offset against common stock. One note was repaid in 1997 and the other note is due in 1998. During 1993, the Company made a $95,000 unsecured 5% loan to an executive officer which was repaid in 1996.

NOTE H--BENEFIT PLANS

  401(k) Plans. The Company's U.S. and Puerto Rico employees are eligible to participate in the Company's 401(k) plans. The Company's discretionary contributions vest immediately and were $105,000, $102,000, and $101,000 in 1997, 1996 and 1995, respectively.

NOTE I--SHAREHOLDERS' EQUITY

  Stock Options. The Company has a stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none have been granted. The Company's shareholders have approved a plan under which the number of shares reserved for issuance under the stock option plan will automatically increase each July by an amount equal to 3% of the Company's outstanding shares as of June 30, 1997. In July 1997, the number of shares reserved for issuance increased by 476,000. In addition, the Company has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of the Company's common stock on the date of grant. Options expire no later than ten years from the date of grant and are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the first three years following the date of grant.

  Stock option activity for the three years ended June 30, 1997 is as follows:

                                           OPTIONS OUTSTANDING
                               SHARES   --------------------------
                              AVAILABLE  NUMBER   WEIGHTED AVERAGE
                              FOR GRANT OF SHARES  EXERCISE PRICE
                              --------- --------- ----------------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
   Balances at June 30, 1994     539      2,285        $ 5.97
    Granted                     (591)       591          9.44
    Exercised                     --       (967)         2.54
    Canceled                     332       (332)        14.81
                                ----      -----
   Balances at June 30, 1995     280      1,577          7.52
    Authorized                   650         --            --
    Granted                     (871)       871         17.64
    Exercised                     --       (427)         3.67
    Canceled                     370       (370)        21.12
                                ----      -----
   Balances at June 30, 1996     429      1,651         10.80
    Authorized                   467         --            --
    Granted                     (483)       483         14.57
    Exercised                     --       (333)         5.47
    Canceled                     262       (262)        15.30
                                ----      -----
   Balances at June 30, 1997     675      1,539         12.37
                                ====      =====

  As of June 30, 1997, 1996 and 1995, the number of shares and weighted average exercise price underlying exercisable options were 573,000 at $11.08, 593,000 at $7.24, and 751,000 at $4.09, respectively. The weighted average fair value, using the Black-Scholes method, of options granted was $6.62 in 1997 and $9.02 in 1996.

  The stock option activity includes the cancelation of options for 235,000 shares in July 1994 and 297,000 shares in April 1996 and the corresponding grant of new options at exercise prices equal to the fair market value on the dates of the new grants, $8.94 in July 1994 and $11.98 in April 1996. The new options began revesting in July 1994 and April 1996, respectively.

  Additional information regarding options outstanding as of June 30, 1997 is an follows:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------------------------- -----------------------------
                                    WEIGHTED
                                    AVERAGE                                         WEIGHTED
   RANGE OF          NUMBER        REMAINING     WEIGHTED AVERAGE     NUMBER        AVERAGE
EXERCISE PRICES    OF SHARES    CONTRACTUAL LIFE  EXERCISE PRICE    OF SHARES    EXERCISE PRICE
----------------------------------------------------------------- -----------------------------
                 (IN THOUSANDS)    (IN YEARS)                     (IN THOUSANDS)
$ 1.75 --$ 3.75        113            3.2             $ 3.11           113           $ 3.11
  5.69 -- 10.13        373            6.9               8.95           177             8.97
 11.13 -- 14.63        741            9.0              12.90            94            12.25
 16.25 -- 22.75        312            7.5              18.56           189            17.27
                     -----                                             ---
  1.75 -- 22.75      1,539            7.8              12.37           573            11.08
                     =====                                             ===

  As discussed in Note A, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Compensation expense has been recognized in the financial statements for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of 1996. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for both 1997 and 1996: expected life, one year after vesting in 1997 and one and one half years after vesting in 1996; stock volatility, 58% in 1997 and 63% in 1996; risk free interest rate, 5% to 6.5%; and no dividends during the expected term. The Company's calculations are based on the multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma consolidated net income would have been $10,527,000 ($.66 per share) in 1997 and $4,776,000 ($.30 per share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

  In addition, Linfinity has a stock option plan under which options may be granted to purchase shares of Linfinity's authorized but unissued common stock with similar terms to the Company's stock option plan. As of June 30, 1997, there were options outstanding to purchase 1,558,000 shares of Linfinity common stock at exercise prices ranging from $.50 to $3.15 with a weighted average exercise price of $2.27 and 291,000 shares available for grant. As of June 30, 1997, there were exercisable options to purchase 567,000 shares of common stock at a weighted average exercise price of $1.73. The fair values of fiscal 1997 and 1996 option awards were not significant.

  Employee Stock Purchase Plan. The Company has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of the Company's common stock at 85% of the fair market value at certain specified dates. Under this plan, 291,000 shares of common stock have been reserved and were available for issuance as of June 30, 1997.

  Under SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 58% in 1997 and 63% in 1996; risk free interest rates, 4.8% to 5.9%; and no dividends during the expected term. The weighted average fair value of those purchase rights granted in 1997 and 1996 was $4.68 and $4.94, respectively.

  Stock Repurchase Program. In April 1997, the Company's Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock to be used in conjunction with shares issued under the Company's stock option and employee stock purchase plans. During 1997, the Company repurchased 90,000 shares of its common stock.

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

NOTE J--BUSINESS SEGMENT INFORMATION

  Industry Segment Information is as follows:

                                              YEAR ENDED JUNE 30,
                                           --------------------------
                                             1997     1996     1995
                                           -------- -------- --------
                                                 (IN THOUSANDS)
   Net Sales:
    Telecom Solutions                      $ 89,718 $ 68,243 $ 62,814
    Linfinity Microelectronics Inc.          54,637   37,795   40,294
                                           -------- -------- --------
                                           $144,355 $106,038 $103,108
                                           ======== ======== ========
   Operating income:
    Telecom Solutions                      $ 10,048 $  5,880 $  6,222
    Linfinity Microelectronics Inc.           5,950    2,383    4,646
                                           -------- -------- --------
                                           $ 15,998 $  8,263 $ 10,868
                                           ======== ======== ========
   Identifiable assets:
    Telecom Solutions                      $ 89,924 $ 62,574 $ 55,098
    Linfinity Microelectronics Inc.          39,381   30,957   30,228
                                           -------- -------- --------
                                           $129,305 $ 93,531 $ 85,326
                                           ======== ======== ========
   Depreciation and amortization expense:
    Telecom Solutions                      $  3,575 $  2,654 $  2,841
    Linfinity Microelectronics Inc.           2,973    2,517    2,419
                                           -------- -------- --------
                                           $  6,548 $  5,171 $  5,260
                                           ======== ======== ========
   Capital expenditures:
    Telecom Solutions*                     $ 20,074 $  3,832 $  2,102
    Linfinity Microelectronics Inc.           3,812    5,260    4,527
                                           -------- -------- --------
                                           $ 23,886 $  9,092 $  6,629
                                           ======== ======== ========

  --------
  * The 1997 amount includes $8,750 for a facility acquired under capital lease.

  Major Customers and Export Sales. In 1997, one of Telecom Solutions' customers accounted for 16% of the Company's net sales. In 1995, another Telecom Solutions' customer accounted for 11% of the Company's net sales. No other single customer accounted for 10% or more of the Company's net sales in 1997, 1996 and 1995. The Company's export sales, which were primarily to the Far East, Canada and Western Europe, accounted for 26%, 28% and 24% of the Company's net sales in 1997, 1996 and 1995, respectively. Export sales to the Far East accounted for 16%, 13%, and 11% of net sales in 1997, 1996 and 1995, respectively.

NOTE K--QUARTERLY RESULTS AND STOCK MARKET DATA (UNAUDITED)

Quarterly results and stock market data are as follows:

                                  FIRST   SECOND  THIRD   FOURTH   TOTAL
                                 QUARTER QUARTER QUARTER  QUARTER   YEAR
                                 ------- ------- -------  ------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Fiscal Year 1997
   Net sales:
    Telecom Solutions            $20,002 $21,551 $23,534  $24,631 $ 89,718
    Linfinity Microelectronics
     Inc.                         12,021  13,896  14,220   14,500   54,637
                                 ------- ------- -------  ------- --------
     Total                        32,023  35,447  37,754   39,131  144,355
    Gross profit                  13,657  16,110  17,511   18,666   65,944
    Operating income               2,600   3,896   4,424    5,078   15,998
    Earnings before income
     taxes                         2,910   4,203   4,792    5,432   17,337
    Net earnings                   2,258   3,262   3,719    4,215   13,454
    Net earnings per common and
     common equivalent share         .14     .20     .23      .26      .83
    Common stock price range (A):
     High                         15 5/8  20 5/8  20 5/8   17 3/4   20 5/8
     Low                          11 7/8  14 7/16 13 7/8   12 1/2   11 7/8
  Fiscal Year 1996
   Net sales:
    Telecom Solutions            $17,215 $18,360 $14,336  $18,332 $ 68,243
    Linfinity Microelectronics
     Inc.                         10,463  10,066   8,357    8,909   37,795
                                 ------- ------- -------  ------- --------
     Total                        27,678  28,426  22,693   27,241  106,038
    Gross profit                  13,066  13,589   8,328   11,231   46,214
    Operating income               3,500   4,146    (244)     861    8,263
    Earnings before income
     taxes                         3,817   4,479      58    1,122    9,476
    Net earnings                   2,771   3,337     318    1,052    7,478
    Net earnings per common and
     common equivalent share         .17     .21     .02      .07      .47
    Common stock price range (A):
     High                         26 5/8  22 5/8  13 7/8   14 3/4   26 5/8
     Low                          20 5/8  12 7/8   8 7/8    9 5/8    8 7/8

  --------
  (A) The Company's common stock trades on The Nasdaq Stock Market under the symbol SYMM. At June 30, 1997, there were approximately 1,400 shareholders of record. Common stock prices are closing prices as reported on the Nasdaq Stock Market System. The Company has not paid cash dividends during the last two fiscal years and has no present plans to do so.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
SymmetriCom, Inc.

  We have audited the accompanying consolidated balance sheets of SymmetriCom, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SymmetriCom, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-----------------------
DELOITTE & TOUCHE LLP

San Jose, California
July 22, 1997

                                                                     SCHEDULE II

                               SYMMETRICOM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                  BALANCE  CHARGED
                                    AT     TO COSTS            BALANCE
                                 BEGINNING   AND    DEDUCTIONS AT END
                                  OF YEAR  EXPENSES    (1)     OF YEAR
                                 --------- -------- ---------- -------
Year ended June 30, 1997:
 Accrued warranty expense         $2,088    $1,966    $1,313   $2,741
 Allowance for doubtful accounts  $  330    $  210    $   83   $  457
Year ended June 30, 1996:
 Accrued warranty expense         $2,520    $1,105    $1,537   $2,088
 Allowance for doubtful accounts  $  339    $   16    $   25   $  330
Year ended June 30, 1995:
 Accrued warranty expense         $2,071    $1,021    $  572   $2,520
 Allowance for doubtful accounts  $  242    $  122    $   25   $  339

--------
(1) Deductions represent costs charged or amounts written off against the reserve or allowance.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     Symmetricom, Inc.

Date: September 24, 1997                         /s/ J. Scott Kamsler
                                     By________________________________________
                                           (J. SCOTT KAMSLER) SENIOR VICE
                                            PRESIDENT, FINANCE AND CHIEF
                                            FINANCIAL OFFICER (PRINCIPAL
                                          FINANCIAL AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



             SIGNATURES                        TITLE                 DATE

        /s/ William D. Rasdal          Chairman of the          September 24, 1997
-------------------------------------   Board and Chief
         (WILLIAM D. RASDAL)            Executive Office
                                        (Principal
                                        Executive Officer)

        /s/ J. Scott Kamsler           Senior Vice              September 24, 1997
-------------------------------------   President, Finance
         (J. SCOTT KAMSLER)             and Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)

        /s/ Richard W. Oliver          Director                 September 24, 1997
-------------------------------------
         (RICHARD W. OLIVER)

        /s/ Roger A. Strauch           Director                 September 24, 1997
-------------------------------------
         (ROGER A. STRAUCH)

         /s/ Robert M. Wolfe           Director                 September 24, 1997
-------------------------------------
          (ROBERT M. WOLFE)


   EXHIBIT
    NUMBER                            INDEX OF EXHIBITS
   -------                            -----------------
  3.1(1)      Restated Articles of Incorporation.
  3.2(2)      Certificate of Amendment to Restated Articles of Incorporation
              filed December 11, 1990.
  3.3(10)     Certificate of Amendment to Restated Articles of Incorporation
              filed October 27, 1993.
  3.4         Bylaws, as amended June 30, 1997.
  4.1(3)      Common Shares Rights Agreement dated December 6, 1990, between
              Silicon General, Inc. and Manufacturers Hanover Trust Company of
              California, including the form of Rights Certificate and the
              Summary of Rights attached thereto as Exhibits A and B,
              respectively.
  4.2(4)      Amendment to the Common Shares Rights Agreement dated February 5,
              1993 between Silicon General, Inc. and Chemical Trust Company of
              California, formerly Manufacturers Hanover Trust Company of
              California, including the form of Rights Certificate and the
              Summary of Rights attached thereto as Exhibits A and B,
              respectively.
 10.1(5)(14)  Amended and Restated Non-Qualified Stock Option Plan (1982), with form of Employee Non-Qualified Stock Option (1982 Plan).
 10.2(11)(14) 1990 Director Option Plan (as amended through October 25, 1995).
 10.3(5)(14)  Form of Director Option Agreement.
 10.4(11)(14) 1990 Employee Stock Plan (as amended through October 25, 1995).
 10.5(5)(14)  Forms of Stock Option Agreement, Restricted Stock Purchase
              Agreement, Tandem Stock Option/SAR Agreement, and Stock
              Appreciation Right Agreement for use with the 1990 Employee Stock
              Plan.
 10.6(13)(14) 1994 Employee Stock Purchase Plan (as amended through December 1,
              1996).
 10.7(2)      Loan Agreements between the Company and the John Hancock Mutual
              Life Insurance Company, dated October 18, 1990, including
              exhibits thereto.
 10.8(6)      Lease Agreement by and between the Company and Menlo Tasman
              Investment Company dated June 16, 1986, and Amendment to Lease dated March 27, 1987.
 10.9(10)     Lease Agreement by and between Navstar Systems Limited, a
              subsidiary of the Company, and Baker Hughes Limited dated April
              22, 1994.
 10.10(12)    Lease Agreement by and between the Company and Nexus Equity, Inc.
              dated June 10, 1996.
 10.11(10)    Revolving Credit Loan Agreement between the Company and Comerica
              Bank-Detroit dated December 1, 1993.
 10.12        Third Amendment to the Revolving Credit Loan Agreement between the Company and Comerica Bank-Detroit dated August 12, 1997.
 10.13(7)     Form of Indemnification Agreement.
 10.14(9)     Linfinity Microelectronics Inc. Common Stock and Series A
              Preferred Stock Purchase Agreement dated June 28, 1993.
 10.15(9)     Tax Sharing Agreement between Linfinity Microelectronics Inc. and the Company dated June 28, 1993.
 10.16(9)     Intercompany Services Agreement between Linfinity
              Microelectronics Inc. and the Company dated June 28, 1993.
 10.17(9)(14) Linfinity Microelectronics Inc. 1993 Stock Option Plan with form of Stock Option Agreement.
 10.18(9)     Linfinity Microelectronics Inc. Form of Indemnification
              Agreement.
 10.19(9)(14) Employment offer letter by and between the Company and Brad P.
              Whitney, President and Chief Operating Officer, Linfinity
              Microelectronics Inc. dated November 20, 1992.
 10.20(8)     Agreement for Sale and Purchase of the Navstar Business of Radley
              Services Limited.
 10.21(8)     Agreement for the Sale and Purchase of Certain Assets of Navstar
              Electronics, Inc.
 21.1         Subsidiaries of the Company.
 23.1         Independent Auditors' Consent and Report on Schedule.
 27.1         Financial Data Schedule.

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

(12) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(13) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(14) Indicates a management contract or compensatory plan or arrangement.