Form 10-Q
period 1997-09-30
SYMMETRICOM INC
filed 1997-10-21
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
            (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

              2300 Orchard Parkway, San Jose, California 95131-1017
               (Address of principal executive offices) (Zip Code)

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

                      Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           CLASS                   OUTSTANDING  AS OF  September  30, 1997

        Common Stock                          15,899,747

                                SYMMETRICOM, INC.

                                    FORM 10-Q

                                      INDEX


                                                                         Page

         PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

              Consolidated Balance Sheets --
                 September 30, 1997 and June 30, 1997                      3

              Consolidated Statements of Operations --
                 Three months ended September 30, 1997 and 1996            4

              Consolidated Statements of Cash Flows --
                 Three months ended September 30, 1997 and 1996            5

              Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

         PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         14

         SIGNATURES                                                       14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SYMMETRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          September 30, June 30,
                                                               1997       1997
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 28,068   $ 28,203
   Short-term investments                                       7,503     13,384
                                                             --------   --------
     Cash and investments                                      35,571     41,587
   Accounts receivable, net                                    20,393     21,349
   Inventories                                                 22,784     22,023
   Other current assets                                         4,263      3,830
                                                             --------   --------
     Total current assets                                      83,011     88,789

Property, plant and equipment, net                             39,228     39,617
Other assets, net                                                 727        899
                                                             --------   --------
                                                             $122,966   $129,305
                                                             ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                          $  6,477   $  8,189
   Accrued liabilities                                         14,812     16,546
   Current maturities of long-term obligations                    159      5,729
                                                             --------   --------
     Total current liabilities                                 21,448     30,464

Long-term obligations                                           8,533      8,583
Deferred income taxes                                           2,746      2,655

Shareholders' equity:
   Preferred stock, no par value:
     Authorized--500 shares
     Issued--none                                                --         --
   Common stock, no par value:
     Authorized--32,000 shares
     Issued and outstanding--15,900 and 15,879 shares          25,561     25,608
   Retained earnings                                           64,678     61,995
                                                             --------   --------
     Total shareholders' equity                                90,239     87,603
                                                             --------   --------
                                                             $122,966   $129,305
                                                             ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended
                                                              September 30,
                                                          -------------------

                                                          1997           1996

Net sales                                              $ 33,983        $ 32,023
Cost of sales                                            17,802          18,366
                                                       --------        --------
     Gross profit                                        16,181          13,657
Operating expenses:
   Research and development                               4,603           3,954
   Selling, general and administrative                    8,141           7,103
                                                       --------        --------
     Operating income                                     3,437           2,600
Interest income                                             520             458
Interest expense                                           (292)           (148)
                                                       --------        --------
     Earnings before income taxes                         3,665           2,910
Income taxes                                                982             652
                                                       --------        --------
     Net earnings                                      $  2,683        $  2,258
                                                       ========        ========

Net earnings per common and common
   equivalent share                                    $    .17        $    .14
                                                       ========        ========

Weighted average common and common
   equivalent shares outstanding                         16,242          16,117
                                                       ========        ========













The accompanying notes are an integral part of these consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Three months ended
                                                             September 30,
                                                       -------------------------

                                                               1997        1996
Cash flows from operating activities:
   Cash received from customers                            $ 34,232    $ 29,056
   Cash paid to suppliers and employees                     (32,522)    (27,255)
   Interest received                                            319         340
   Interest paid                                               (292)       (148)
   Income taxes paid                                           (533)        (11)
                                                           --------    --------
Net cash provided by operating activities                     1,204       1,982
                                                           --------    --------
Cash flows from investing activities:
   Purchases of short-term investments                       (6,619)     (8,470)
   Maturities of short-term investments                      12,500       1,000
   Purchases of plant and equipment, net                     (1,549)     (2,045)
   Other assets                                                  (4)          4
                                                           --------    --------
Net cash provided by (used for) investing activities          4,328      (9,511)
                                                           --------    --------
Cash flows from financing activities:
   Repayment of long-term debt                               (5,620)        (13)
   Proceeds from issuance of common stock                       777         715
   Repurchase of common stock                                  (824)         --
                                                           --------    --------
Net cash provided by (used for) financing activities         (5,667)        702
                                                           --------    --------
     Net decrease in cash and cash equivalents                 (135)     (6,827)
     Cash and cash equivalents at beginning of period        28,203      31,327
                                                           --------    --------
     Cash and cash equivalents at end of period            $ 28,068    $ 24,500
                                                           ========    ========

Reconciliation of net earnings to net cash
 provided by operating activities:
   Net earnings                                            $  2,683    $  2,258
   Adjustments:
     Depreciation and amortization                            2,084       1,523
     Net deferred income taxes                                  131         300
     Changes in assets and liabilities:
       Accounts receivable                                      956      (2,949)
       Inventories                                             (761)        (35)
       Accounts payable                                      (1,712)        587
       Accrued liabilities                                   (1,734)        903
       Other                                                   (443)       (605)
                                                           --------    --------
     Net cash provided by operating activities             $  1,204    $  1,982
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                SYMMETRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein have been prepared by SymmetriCom, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

   In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1997, the results of operations and its cash flows for the three month period then ended. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                             September 30, June 30,
                                                 1997        1997
                                                  (In thousands)
Raw materials                               $ 5,889        $ 6,454
Work-in-process                              10,121          8,450
Finished goods                                6,774          7,119
                                            -------        -------
                                            $22,784        $22,023
                                            =======        =======


3. Reclassifications. Certain reclassifications have been made to the 1996 consolidated statements of cash flows to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

4. Recent Accounting Pronouncements. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," was issued which establishes new standards for computing and presenting earnings per share information. SFAS 128 requires the presentation of basic and diluted earnings per share information. Basic earnings per share excludes potential common shares such as stock options and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the existing requirements for fully diluted earnings per share. The statement is effective for interim and annual periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS 128 starting with its second quarter ending December 31, 1997. The

Company does not anticipate that the earnings per share calculation with the adoption of SFAS 128 would have been materially different for the periods presented.

5. Contingencies. In January 1994, a securities class action complaint was filed against the Company and three of its officers in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its officers violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

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

    Competition. The telecommunications and semiconductor industries and the markets which they serve are highly competitive. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of the Company. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies.

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

    Linfinity also relies on independent contract manufacturers in the Far East to assemble and test a significant percentage of its integrated circuits and most of its electronic modules. Reliance on independent contractors can lengthen manufacturing cycle times, especially if the Company is required, due to capacity constraints, to compete against others for these contractors' services. Any inability to obtain sufficient manufacturing capacity through existing or alternative sources at favorable prices, if and as required, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

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

   Net sales increased by $2.0 million (6%) to $34.0 million in the first quarter of fiscal 1998 from $32.0 million in the first quarter of fiscal 1997. Telecom Solutions net sales decreased by $1.5 million (8%) to $18.5 million in the first quarter of fiscal 1998 from $20.0 million in the corresponding period of fiscal 1997 primarily due to lower sales of transmission products. Linfinity Microelectronics Inc. (Linfinity) net sales increased by $3.5 million (29%) to $15.5 million in the first quarter of fiscal 1998 from $12.0 million in the first quarter of fiscal 1997 principally due to higher unit volume.

    The Company's gross profit, as a percentage of net sales, increased to 48% in the first quarter of fiscal 1998, compared to 43% in the first quarter of fiscal 1997 principally due to a shift to higher profit margin products and increased manufacturing efficiencies at both operations. Future gross profit margins will largely depend on product mix, manufacturing efficiencies and selling prices.

    Research and development expense was $4.6 million (or 14% of net sales) in the first quarter of fiscal 1998, compared to $4.0 million (or 12% of net sales) in the first quarter of fiscal 1997 as the Company increased its investment in new product development and existing product enhancement at Telecom Solutions.

    Selling, general and administrative expense increased to $8.1 million (or 24% of net sales) in the first quarter of fiscal 1998 from $7.1 million (or 22% of net sales) in the first quarter of fiscal 1997 principally due to costs associated with higher sales at Linfinity and to the substantial enhancement of Linfinity's sales, marketing and administrative staff. This increase was partially offset by lower expenditures at Telecom Solutions.

    Interest income was $.5 million in both the first quarter of fiscal 1998 and fiscal 1997.

    The Company's effective tax rate was 27% in the first quarter of fiscal 1998 compared to 22% in the first quarter of fiscal 1997. The effective tax rate for fiscal 1998 is expected to be lower than the federal tax rate primarily due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto earnings from federal income taxes. This exemption expires at the end of fiscal 2006. In addition, the benefit of exemption is subject to certain wage-based limitations. This benefit will be further limited based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006. The Company expects the effective tax rate to be higher in fiscal 1998 due to an anticipated increase in the percentage of total earnings that is expected to be earned in the U.S. in fiscal 1998 compared to fiscal 1997.

   As a result of the factors discussed above, net income in the first quarter of fiscal 1998 increased to $2.7 million, or $.17 per share, compared to $2.3 million, or $.14 per share, in the first quarter of fiscal 1997.

Liquidity and Capital Resources

      Working capital increased to $61.6 million at September 30, 1997 from $58.3 million at June 30 1997, while the current ratio increased to 3.9 to 1.0 from 2.9 to 1.0. The increase in the current ratio resulted primarily from the repayment of a $5.7 million long-term note. During the same period, cash, cash equivalents and short-term investments decreased to $35.6 million from $41.6 million primarily due to the early repayment of the long-term note due in November 1997 and $1.5 million used for capital expenditures which more than offset $1.2 million in cash provided by operating activities. At September 30, 1997, the Company had $7.0 million of unused credit available under its bank line of credit.

      The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At September 30, 1997, the Company had no material outstanding commitments to purchase capital equipment.

PART II.   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  October 21, 1997                         By:

                                      /s/ J. Scott Kamsler
                                      --------------------
                                      J. Scott Kamsler
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (for Registrant and as Principal
                                      Financial and Accounting Officer)