Form 10-Q
period 1997-12-31
SYMMETRICOM INC
filed 1998-02-11
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q
           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended December 31, 1997

                                     or

           [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                    Applicable Only to Corporate Issuers:

           Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
            CLASS               OUTSTANDING AS OF January 31, 1998

          Common Stock                     15,832,052

                              SYMMETRICOM, INC.

                                  FORM 10-Q

                                    INDEX


                                                                      Page

        PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements:

            Consolidated Balance Sheets
               December 31, 1997 and June 30, 1997                      3

            Consolidated Statements of Operations
               Three and six months ended December 31, 1997 and 1996    4

            Consolidated Statements of Cash Flows
               Six months ended December 31, 1997 and 1996              5

            Notes to Consolidated Financial Statements                  6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8

        Item 3. Quantitative and Qualitative Disclosures About Market  16
                Risk

        PART II.  OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders    17

        Item 6. Exhibits and Reports on Form 8-K                       17

        SIGNATURES                                                     18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             SYMMETRICOM, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                         December 31, June 30,
                                                            1997       1997
                                                            ----       ----
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $ 24,155  $ 28,203
  Short-term investments                                     8,566    13,384
                                                          --------  --------
    Cash and investments                                    32,721    41,587
  Accounts receivable, net                                  22,160    21,349
  Inventories                                               26,292    22,023
  Other current assets                                       5,366     3,830
                                                          --------  --------
    Total current assets                                    86,539    88,789

Property, plant and equipment, net                          39,525    39,617
Other assets, net                                              556       899
                                                          --------  --------
                                                          $126,620  $129,305
                                                          ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  7,986  $  8,189
  Accrued liabilities                                       14,940    16,546
  Current maturities of long-term obligations                  177     5,729
                                                          --------   -------
    Total current liabilities                               23,103    30,464

Long-term obligations                                        8,484     8,583
Deferred income taxes                                        2,664     2,655

Shareholders' equity:
  Preferred stock, no par value:
    Authorized-500 shares
    Issued-none                                                 --        --
  Common stock, no par value:
    Authorized-32,000 shares
    Issued and outstanding-15,784 and 15,879 shares         24,258    25,608
  Retained earnings                                         68,111    61,995
                                                          --------  --------
    Total shareholders' equity                              92,369    87,603
                                                          --------  --------
                                                          $126,620  $129,305
                                                          ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)



                                     Three months ended    Six months ended
                                        December 31,         December 31,

                                       1997      1996      1997      1996
                                       ----      ----      ----      ----
   Net sales                         $34,337   $35,447   $68,320   $67,470
   Cost of sales                      17,621    19,337    35,423    37,703
                                     -------   -------   -------   -------
       Gross profit                   16,716    16,110    32,897    29,767
   Operating expenses:
     Research and development          5,017     4,425     9,620     8,379
     Selling,general and admin.        7,411     7,789    15,552    14,892
                                     -------   -------   -------   -------
       Operating income                4,288     3,896     7,725     6,496
   Interest income                       461       454       981       912
   Interest expense                     (182)     (147)     (474)     (295)
                                     -------   -------   -------   -------
    Earnings before income taxes       4,567     4,203     8,232     7,113
   Income taxes                        1,134       941     2,116     1,593
                                     -------   -------   -------   -------
       Net earnings                   $3,433    $3,262    $6,116    $5,520
                                     =======   =======   =======   =======

   Basic earnings per share           $  .22   $   .21    $  .39   $   .35
                                     =======   =======   =======   =======

   Weighted average common shares     15,852    15,679    15,878    15,648
                                     =======   =======   =======   =======

   Diluted earnings per share         $  .21   $   .20   $   .38   $   .34
                                     =======   =======   =======   =======
   Weighted average common and
     common equivalent shares         16,089    16,367    16,166    16,242
                                     =======   =======   =======   =======












The accompanying notes are an integral part of these consolidated financial statements.

                            SYMMETRICOM, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)
                                                          Six months ended
                                                            December 31,

                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Cash received from customers                         $66,768       $63,624
  Cash paid to suppliers and employees                 (62,602)      (55,663)
  Interest received                                        644           664
  Interest paid                                           (474)         (295)
  Income taxes paid                                     (1,926)         (662)
                                                       -------       -------
  Net cash provided by operating activities              2,410         7,668
                                                       -------       -------
Cash flows from investing activities:
  Purchases of short-term investments                   (8,682)      (10,531)
  Maturities of short-term investments                  13,500         9,500
  Purchases of plant and equipment, net                 (3,771)       (5,221)
  Other assets                                              (4)          126
                                                       -------       -------
  Net cash provided by (used for) investing activities   1,043        (6,126)
                                                       -------       -------
Cash flows from financing activities:
  Repayment of long-term debt                           (5,651)          (27)
  Proceeds from issuance of common stock                 1,101         1,084
  Repurchase of common stock                            (2,951)            -
                                                       -------       -------
  Net cash provided by (used for) financing activities  (7,501)        1,057
                                                       -------       -------
  Net increase (decrease) in cash and cash equivalents  (4,048)        2,599

    Cash and cash equivalents at beginning of period    28,203        31,327
                                                       -------       -------
    Cash and cash equivalents at end of period         $24,155       $33,926
                                                       =======       =======
Reconciliation of net earnings to net cash provided
by operating activities:
  Net earnings                                         $ 6,116       $ 5,520
  Adjustments:
    Depreciation and amortization                        4,170         3,118
    Net deferred income taxes                           (1,004)          354
    Changes in assets and liabilities:
      Accounts receivable                                 (811)       (3,936)
      Inventories                                       (4,269)         (471)
      Accounts payable                                    (203)          943
      Accrued liabilities                               (1,606)        2,372
      Tax benefit from employee stock plan                 500           300
      Other                                               (483)         (532)
                                                       -------       -------
    Net cash provided by operating activities          $ 2,410       $ 7,668
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

     In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1997, the results of operations for the three and six month periods then ended and its cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

     2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                      December 31,  June 30,
                                          1997       1997
                                          ----       ----
                                           (In thousands)
                Raw materials           $ 5,510    $ 6,454
                Work-in-process          11,456      8,450
                Finished goods            9,326      7,119
                                        -------    -------
                                        $26,292    $22,023
                                        =======    =======

     3. Reclassifications. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

     4. Recent Accounting Pronouncements. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which requires the presentation of basic and diluted earnings per share information. Basic earnings per share, which replaces primary earnings per share, is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which replaces fully diluted earnings per share, is computed by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, using the treasury stock method. All prior period earnings per share data presented have been restated to conform with the provisions of this Statement.

     5. Contingencies. In January 1994, a securities class action complaint was filed against the Company and three of its officers in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its officers violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint which was denied on January 20, 1998. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

     The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including the factors listed below.

     Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancelation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycles associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to maintain reasonable gross profit margins and positive net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

     Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of the Company's quarterly net sales is often dependent upon orders received and shipped during that quarter, of which, a significant portion may be received during the last month or even the last few days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on the Company's net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to accurately predict the Company's quarterly results even during the final days of a quarter. However, based on orders received through the first half of the third quarter of fiscal 1998 by the Company's Telecom Solutions division ("Telecom Solutions") and the Company's Linfinity Microelectronics Inc. subsidiary ("Linfinity"), the Company expects that net sales for the third quarter of fiscal 1998 will decline significantly as compared to net sales for the second quarter of fiscal 1998.

     Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. In fiscal 1997, AT&T Corporation (AT&T), a Telecom Solutions' customer, accounted for 16% of the Company's net sales. In fiscal 1995, SBC Communications Inc., another Telecom Solutions' customer, accounted for 11% of the Company's net sales. No other single customer accounted for 10% or more of net sales in fiscal years 1997, 1996 or 1995. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996 but decreased to $4.8 million in the first half of 1998 from $8.7 million in the first half of fiscal 1997. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

     New  Product  Development.   The  market  for  the  Company's  products  is
characterized by rapidly changing technologies, frequent new product introductions, evolving industry standards and changes in end-user requirements. Technological advancements could render the Company's products obsolete and unmarketable. The Company's success will depend on its ability to respond to changing technologies and customer requirements and on its ability to develop and introduce new and enhanced products, in a cost-effective and timely basis. Delays in new product development or delays in production startup could have a material adverse effect on the Company's business, financial condition and results of operations. Such delays have happened in the past, and there can be no assurance that such delays will not recur or that the Company will successfully respond to technological changes and develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

     Product Performance and Reliability. The Company's customers establish demanding specifications for product performance and reliability. The Company's products are complex and often use state of the art components, processes and techniques. Undetected errors and design flaws have occurred in the past and there can be no assurance that new products or enhancements of existing products will not contain undetected errors, design flaws or other failures due to the complexities of such products. In addition to higher product service, warranty and replacement costs, such product defects may seriously harm the Company's customer relationships and industry reputation, further magnifying the adverse impact of such defects. Any such product performance or reliability problems could have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The Company believes that competition in the telecommunications and semiconductor industries in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due, in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among Telecom Solutions' largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of Telecom Solutions. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience significant pricing pressures in these markets. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers which, in each case, could materially adversely affect the Company's business, financial condition and operating results.

     Dependence on Foundries, Assembly and Test Services. Linfinity is utilizing IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its BiCMOS wafer requirements. Linfinity uses its own semiconductor fabrication facility to manufacture bipolar wafers. Reliance on outside foundries, although it may reduce fixed costs and capital expenditures, increases certain significant risks including limited control of: delivery schedules; manufacturing yields; production costs; and wafer supply, particularly during periods of rapidly fluctuating demand from Linfinity and the foundry's other customers. In the event that Linfinity's outside foundry, as a result of financial or operating difficulties or otherwise, is unable or unwilling to continue supplying wafers to Linfinity in the quantities and with the yields required by Linfinity, there can be no assurance that Linfinity will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields or that Linfinity would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. Irrespective of cause, delayed or reduced wafer supply or reduced manufacturing yields could result in delayed shipments or canceled orders which, in either case, could materially and adversely affect the Company's business, financial condition and operating results.

     Linfinity also relies on independent contract manufacturers in the Far East to assemble and test a significant percentage of its integrated circuits and most of its electronic modules. Reliance on independent contractors can lengthen manufacturing cycle times, especially if Linfinity is required, due to contractors' capacity constraints, to compete against others for these contractors' services. Any inability to obtain sufficient manufacturing capacity through existing or alternative sources at favorable prices, if and as required, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, financial condition and operating results.

     Proprietary Technology. The Company's success will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company has United States and international patents and patent applications pending covering certain technology used by its Telecom Solutions and Linfinity operations. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While the Company intends to continue its efforts to obtain patents whenever possible, there can be no assurance that patents will be issued or that new or existing patents will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although the Company is not currently party to any intellectual property litigation, from time to time it has received claims asserting that the Company has infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in costly litigation or require the Company to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

     Environmental Matters. The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant liabilities.

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

     Risks Associated with International Sales. The Company's export sales, which were primarily to the Far East, Canada and Western Europe, accounted for 26%, 28% and 24% of the Company's net sales in fiscal years 1997, 1996 and 1995, respectively. Export sales to the Far East accounted for 16%, 13% and 11% of net sales in fiscal years 1997, 1996 and 1995, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the recent economic instability being experienced by certain Asian countries may adversely affect export sales to the Far East during the third quarter of fiscal 1998 and subsequent periods. In addition to the potential loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers causing more widespread reductions in sales, delays in collection and supply difficulties.

     International sales may be subject to certain additional risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. To date, sales and purchase obligations denominated in foreign currencies have not been significant. However, if, in the future, a higher portion of such sales and purchases are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. The Company does not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets. There can be no assurance that such factors will not materially and adversely affect the Company's operations in the future or require the Company to modify significantly its current business practices. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the United States.

     Inventory Risks. In recent periods, the Company's, and, in particular, Linfinity's, inventory levels have increased significantly. Although the Company has provisions for inventory that has become obsolete or is in excess of anticipated demand, there can be no assurance that such provisions will be adequate. The Company's business, financial condition and operating results may be materially adversely affected if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

     Uncertainties Regarding Sales to Distributors. The percentage of the Company's sales sold through distributors has generally increased over the past several years, although such percentage fluctuates from quarter to quarter. These sales are primarily attributable to Linfinity. Sales to distributors, either contractually or by industry custom, may be subject to certain rights of return and other allowances for which the Company maintains reserves. However, there can be no assurance that such reserves will be adequate. The Company's business, financial condition and operating results may be materially adversely affected if actual allowances significantly exceed amounts reserved therefor.

     Changes to Effective Tax Rate. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited during fiscal years 2003 through 2006.

     Fluctuations in Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

     Year 2000 Compliance Risks. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company's net sales could be adversely affected if the Company's customers or potential customers reallocate spending from the Company's products to their efforts to resolve the Year 2000 issue. Additionally, although preliminary estimates indicate that such expenditures will not be material, unforeseen consequences of the Year 2000 issue may require the Company to devote substantial resources to making its own products Year 2000 compliant. Finally, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. There can be no assurance that the Year 2000 issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the Company's business, financial condition and operating results.

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

    Net sales for the three and six month periods ended December 31, 1997 and 1996 were as follows:
                              Three Months               Six Months
                                 Ended                     Ended
                              December 31,               December 31,
                          1997    1996   Change    1997     1996    Change
(In millions)             ----    ----   ------    ----     ----    ------
Net sales data:
Telecom Solutions        $19.7   $21.6    (8)%     $38.2    $41.6    (8)%
Linfinity
 Microelectronics Inc.    14.6    13.9     5 %      30.1     25.9    16 %
                         -----   -----             -----    -----
    Total*               $34.3   $35.4    (3)%     $68.3    $67.5     1 %
                         =====   =====             =====    =====

* May not add due to rounding

     Telecom Solutions net sales decreased by 8% in both the second quarter and first half of fiscal 1998 compared to the corresponding periods of fiscal 1997. These decreases were principally due to lower sales of transmission and domestic synchronization products which offset higher sales of international synchronization products. Linfinity net sales increased by 5% and 16% in the second quarter and first half of fiscal 1998, respectively, compared to the corresponding periods of fiscal 1997, primarily due to higher unit volume which more than offset the impact of lower sales prices. Although sales for future periods are difficult to accurately predict, based on orders received through the first half of the third quarter of fiscal 1998, the Company expects that net sales for the third quarter of fiscal 1998 will decline significantly as compared to net sales for the second quarter of fiscal 1998.

     The Company's gross margin percentage increased to 49% and 48% in the second quarter and first half of fiscal 1998, respectively, compared to 45% and 44% in the corresponding periods of fiscal 1997, principally due to a shift to higher profit margin products and increased manufacturing efficiencies at both operations. Future gross margins will largely depend on product mix, manufacturing efficiencies and selling prices.

     Research and development expense was $5.0 million (or 15% of net sales) and $9.6 million (or 14% of net sales) in the second quarter and first half of fiscal 1998, respectively, compared to $4.4 million (or 12% of net sales) and $8.4 million (or 12% of net sales) in the corresponding periods of fiscal 1997. These increases reflect the Company's continuing investment in new product development and enhancement of existing products.

     Selling, general and administrative expense decreased to $7.4 million (or 22% of net sales) in the second quarter of fiscal 1998 and increased to $15.6 million (or 23% of net sales) in the first half of fiscal 1998, compared to $7.8 million (or 22% of net sales) and $14.9 million (or 22% of net sales) in the corresponding periods of fiscal 1997. The decrease in the second quarter of fiscal 1998 resulted principally from the reversal of earnings-based incentive compensation accrued in the first quarter of fiscal 1998 due to a reduction in anticipated earnings for fiscal 1998. The increase in the first half of fiscal 1998 was primarily due to costs related to Linfinity's higher sales and expanded administrative support, partially offset by lower earnings-based compensation at both operations.

     Interest income was $.5 million and $1.0 million in the second quarter and first half of fiscal 1998, respectively, compared to $.5 million and $.9 million in the corresponding periods of fiscal 1997.

     The Company's effective tax rate was 25% and 26% in the second quarter and first half of fiscal 1998, respectively, compared to 22% in both the corresponding periods of fiscal 1997. The effective tax rate for fiscal 1998 is expected to be lower than the federal tax rate primarily due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under
Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net earnings in the second quarter of fiscal 1998 were $3.4 million compared to $3.3 million in the same period of fiscal 1997; diluted earnings per share were $.21 and $.20, respectively. Net earnings in the first half of fiscal 1998 increased to $6.1 million from $5.5 million in the first half of fiscal 1997; diluted earnings per share were $.38 and $.34, respectively. Although results for future periods are difficult to accurately predict, based primarily on the Company's expectation of significantly lower net sales for the third quarter of fiscal 1998, net earnings for such period are expected to be significantly lower than net earnings for the second quarter of fiscal 1998. In addition, there can be no assurance that the Company will have positive net earnings for such period.

Liquidity and Capital Resources

     Working capital increased to $63.4 million at December 31, 1997 from $58.3 million at June 30 1997, while the current ratio increased to 3.7 to 1.0 from
2.9 to 1.0. The increase in the current ratio resulted primarily from the repayment of a $5.7 million note. During the same period, cash, cash equivalents and short-term investments decreased to $32.7 million from $41.6 million primarily due to the early repayment of the note, $3.0 million used for the repurchase of the Company's common stock and $3.8 million used for capital expenditures which more than offset $2.4 million in cash provided by operating activities. At December 31, 1997, the Company had $7.0 million of unused credit available under its bank line of credit.

     The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At December 31, 1997, the Company had no material outstanding commitments to purchase capital equipment.

Year 2000 Issue

     The Company has recently commenced a Year 2000 compliance project to assess the impact of Year 2000 issues on its business. The Company is looking at (a) its internal information and operating systems, (b) possible effects on the Company of third parties' failure to fix their own Year 2000 issues, and (c) whether any material contingencies may exist related to products sold by the Company. The Company expects that these assessments will enable it to develop plans for any required changes, testing and implementation; to make estimates of likely time involved, and costs of any required changes; and to determine whether Year 2000 issues are likely to have a material impact on the Company's business, financial condition and operating results. Based on preliminary estimates, the Company does not believe that the Year 2000 issues will have a material impact on the Company's business, financial condition and operating results. See "Business Outlook and Risk Factors--Year 2000 Compliance Risks."


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    The Company's Annual Meeting of Shareholders was held on October 29,
       1997.

(b)    All director candidates, William D. Rasdal, Richard W. Oliver, Roger
       A. Strauch and  Robert M. Wolfe were duly elected.

(c)(i) The votes for the director candidates were as follows:

       Nominee             Votes For    Votes Withheld
       -------             ---------    --------------
       William D. Rasdal   14,888,848     216,244
       Richard W. Oliver   14,804,563     300,529
       Roger A. Strauch    14,890,288     214,804
       Robert M. Wolfe     14,889,663     215,429

       There were no abstentions or broker non-votes with respect to election of directors.

(c)(ii)The  shareholders  ratified the  appointment  of Deloitte & Touche
       LLP as the Company's independent auditors for the current year. The votes were as follows:

                                                              Broker
         For              Against             Abstain       non-votes
         ---              -------             -------       ---------
       15,050,111          34,191              20,790            0



Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1     Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended December 31, 1997.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SYMMETRICOM, INC.
                                         (Registrant)

DATE:  February 11, 1998           By:/s/J. Scott Kamsler
                                      -------------------
                                      J. Scott Kamsler
                                      Senior Vice President,Finance
                                      and Chief Financial Officer
                                      (for Registrant and as Principal
                                      Financial and Accounting Officer)