Form 10-Q
period 1998-03-31
SYMMETRICOM INC
filed 1998-05-13
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q
           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1998

                                     or

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

                    Applicable Only to Corporate Issuers:

           Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
            CLASS               OUTSTANDING AS OF April 30, 1998

          Common Stock                     15,833,302

                                     SYMMETRICOM, INC.

                                         FORM 10-Q

                                           INDEX


                                                                        Page

         PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

              Consolidated Balance Sheets -
                 March 31, 1998 and June 30, 1997                          3

              Consolidated Statements of Operations -
                 Three and nine months ended March 31, 1998 and 1997       4

              Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1998 and 1997                 5

              Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

         Item 3. Quantitative and Qualitative Disclosures About Market    16
                 Risk

         PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         17

         SIGNATURES                                                       18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                    SYMMETRICOM, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                       March 31,   June 30,
                                                         1998        1997
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $ 17,879    $ 28,203
   Short-term investments                               14,082      13,384
                                                      --------    --------
     Cash and investments                               31,961      41,587
   Accounts receivable, net                             16,663      21,349
   Inventories                                          19,136      22,023
   Other current assets                                  8,242       3,830
                                                       -------    --------
     Total current assets                               76,002      88,789

Property, plant and equipment, net                      39,653      39,617
Other assets, net                                        1,176         899
                                                      --------    --------
                                                      $116,831    $129,305
                                                      ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $  6,444    $  8,189
   Accrued liabilities                                  13,925      16,546
   Current maturities of long-term obligations             196       5,729
                                                        ------      ------
     Total current liabilities                          20,565      30,464

Long-term obligations                                    8,432       8,583
Deferred income taxes                                    2,520       2,655

Shareholders'equity:
   Preferred stock, no par value:
     Authorized - 500 shares
     Issued - none
   Common stock, no par value:
     Authorized - 32,000 shares
     Issued and outstanding - 15,833 and 15,879 shares  24,686      25,608
   Retained earnings                                    60,628      61,995
                                                      --------    --------
     Total shareholders'equity                          85,314      87,603
                                                      --------    --------
                                                      $116,831    $129,305
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

SYMMETRICOM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)



                                    Three months ended     Nine months ended
                                        March 31,               March 31,

                                        1998     1997        1998      1997
                                        ----     ----        ----      ----

   Net sales                         $24,208   $37,754     $92,528  $105,224
   Cost of sales*                     24,349    20,243      59,772    57,946
                                     -------   -------      ------    ------
       Gross profit                     (141)   17,511      32,756    47,278
   Operating expenses:
     Research and development          4,862     5,009      14,482    13,388
     Selling, general and admin.       7,260     8,078      22,812    22,970
                                      ------    ------      ------    ------
          Operating income (loss)    (12,263)    4,424      (4,538)   10,920
   Interest income                       452       515       1,433     1,427
   Interest expense                     (183)     (147)       (657)     (442)
                                      ------    ------      ------    ------
       Earnings (loss) before
        income taxes                 (11,994)    4,792      (3,762)   11,905
      Income tax provision (benefit)  (4,511)    1,073      (2,395)    2,666
                                      ------    ------      ------    ------
       Net earnings (loss)           $(7,483)   $3,719     $(1,367)   $9,239
                                     ========   ======     ========   ======

   Basic earnings (loss) per share    $ (.47)   $  .23      $ (.09)   $  .59
                                      ======    ======      ======    ======
   Weighted average common shares     15,816    15,859      15,857    15,718
                                      ======    ======      ======    ======

   Diluted earnings(loss)per share    $ (.47)   $  .23      $ (.09)   $  .57
                                      ======    ======      ======    ======
   Weighted average common and
     common equivalent shares         15,816    16,414      16,049    16,299
                                      ======    =======     ======    ======


* Includes an inventory provision of $8.5 million for the three and nine month periods ended March 31, 1998.


The accompanying notes are an integral part of these consolidated financial statement

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Nine months ended
                                                              March 31,

                                                         1998         1997
                                                         ----         ----
 Cash flows from operating activities:
  Cash received from customers                         $96,632       $98,208
  Cash paid to suppliers and employees                 (90,370)      (85,463)
  Interest received                                      1,016         1,046
  Interest paid                                           (657)         (442)
  Income taxes paid                                     (2,424)         (608)
                                                        ------        ------
    Net cash provided by operating activities            4,197        12,741
                                                        ------        ------
Cash flows from investing activities:
  Purchases of short-term investments                  (17,198)      (24,397)
  Maturities of short-term investments                  16,500        13,500
  Purchases of plant and equipment                      (5,827)       (8,759)
  Increase in notes receivable                            (900)           -
  Other assets                                              10           122
                                                        -------      --------
    Net cash used for investing activities              (7,415)      (19,534)
                                                        -------      --------
Cash flows from financing activities:
  Repayment of long-term debt                           (5,684)          (38)
  Proceeds from issuance of common stock                 1,529         2,384
  Repurchase of common stock                            (2,951)           -
                                                        ------        ------
    Net cash provided by (used for) financing
     activities                                         (7,106)        2,346
                                                        ------        ------

    Net decrease in cash and cash equivalents          (10,324)       (4,447)
    Cash and cash equivalents at beginning of period    28,203        31,327
                                                       -------       -------
    Cash and cash equivalents at end of period         $17,879       $26,880
                                                       =======       =======

Reconciliation of net earnings to net cash provided
by operating activities:
  Net earnings (loss)                                  $(1,367)      $ 9,239
  Adjustments:
    Depreciation and amortization                        6,264         4,766
    Net deferred income taxes                           (4,254)          166
    Changes in assets and liabilities:
      Accounts receivable                                4,786        (6,964)
      Inventories                                        2,887        (2,141)
      Accounts payable                                  (1,745)        2,357
      Accrued liabilities                               (2,621)        4,707
      Tax benefit from employee stock plan                 500           900
      Other                                               (253)         (289)
                                                       -------       -------
    Net cash provided by operating activities          $ 4,197       $12,741
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

   In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1998, the results of operations for the three and nine month periods then ended and its cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                        March 31,  June 30,
                                          1998      1997
                                          ----      ----
                                          (In thousands)

                Raw materials           $ 4,931   $ 6,454
                Work-in-process           6,568     8,450
                Finished goods            7,637     7,119
                                        -------   -------
                                        $19,136   $22,023
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

5. Contingencies. In January 1994, a securities class action complaint was filed against the Company and three of its officers in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its officers violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint which was denied in January 1998. Discovery is proceeding. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors


      The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including the factors listed below.

      Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancelation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycles associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. For example, net sales for the third quarter of fiscal 1998 were $24.2 million compared to $37.8 million for the third quarter of fiscal 1997 and $34.3 million for the second quarter of fiscal 1998. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and positive net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. For example, when net sales declined to $24.2 million for the third quarter of fiscal 1998 from $34.3 million for the second quarter of fiscal 1998, the Company's results before income taxes fell to a loss of $12.0 million (including $9.2 million in non-recurring charges) for the third quarter of fiscal 1998 from earnings of $4.6 million for the second quarter of fiscal 1998 due, in part, to the factors described above. Based on these losses, the Company expects to incur a loss for fiscal 1998 as a whole. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

      Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of the Company's quarterly net sales is often dependent upon orders received and shipped during that quarter, of which, a significant portion may be received during the last month or even the last few days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on the Company's net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict the Company's quarterly results even during the final days of a quarter. However, based on orders received through the first half of the fourth quarter of fiscal 1998 by the Company's Telecom Solutions division ("Telecom Solutions") and the Company's Linfinity Microelectronics Inc. subsidiary ("Linfinity"), the Company expects that net sales for the fourth quarter of fiscal 1998 will decline significantly as compared to net sales for the fourth quarter of fiscal 1997.

      Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. In fiscal 1997, AT&T Corporation (AT&T), a Telecom Solutions customer, accounted for 16% of the Company's net sales. In fiscal 1995, SBC Communications Inc., another Telecom Solutions customer, accounted for 11% of the Company's net sales. No other single customer accounted for 10% or more of net sales in fiscal years 1997, 1996 or 1995. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996 but decreased to $5.8 million in the first nine months of 1998 from $14.3 million in the first nine months of fiscal 1997. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Competition. The Company believes that competition in the telecommunications and semiconductor industries in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due, in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among Telecom Solutions' largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of Telecom Solutions. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience significant pricing pressures in all of its markets. In particular, the continuing trend toward lower-priced personal computers has intensified pricing pressures in certain related markets served by Linfinity. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers which, in each case, could materially adversely affect the Company's business, financial condition and operating results.

      Dependence on Foundries, Assembly and Test Services. Although Linfinity uses its own semiconductor fabrication facility to manufacture bipolar wafers, it utilizes IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its BiCMOS wafers. However, while reliance on an outside foundry may reduce capital expenditures and fixed costs, it increases certain risks significantly, including limited control of: delivery schedules; manufacturing yields; production costs; and wafer supply, particularly during periods of rapidly fluctuating demand. In the event that Linfinity's outside foundry, as a result of financial or operating difficulties or otherwise, is unable or unwilling to continue supplying wafers to Linfinity in the quantities and with the yields required by Linfinity, there can be no assurance that Linfinity will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields or that Linfinity would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. Irrespective of cause, delayed or reduced wafer supply or reduced manufacturing yields could result in delayed shipments or canceled orders which, in either case, could materially and adversely affect the Company's business, financial condition and operating results.

      Linfinity also increasingly relies on independent contract manufacturers in the Far East to assemble and test a significant percentage of its integrated circuits and most of its electronic modules. Reliance on independent contractors can lengthen manufacturing cycle times, especially if Linfinity is required, due to contractors' capacity constraints, to compete against others for these contractors' services. Any inability to obtain sufficient manufacturing capacity through existing or alternative sources at favorable prices, if and as required, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, financial condition and operating results.

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

      Risks Associated with International Sales. The Company's export sales, which were primarily to the Far East, Canada and Western Europe, accounted for 26%, 28% and 24% of the Company's net sales in fiscal years 1997, 1996 and 1995, respectively. Export sales to the Far East accounted for 16%, 13% and 11% of net sales in fiscal years 1997, 1996 and 1995, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the recent economic instability being experienced by certain Asian countries may continue to adversely affect export sales to the Far East during the fourth quarter of fiscal 1998 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers causing more widespread reductions in sales, delays in collection and supply difficulties.

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

      Inventory Risks. In the third quarter of fiscal 1998, the Company recorded an $8.5 million inventory provision in view of lower sales prices and sales volumes experienced by Linfinity. Although the Company believes that it currently has appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, there can be no assurance that such provisions will be adequate. The Company's business, financial condition and operating results may be materially adversely affected if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

      Uncertainties Regarding Sales to Distributors. The percentage of the Company's sales sold through distributors, particularly at Linfinity, has generally increased over the past several years, although such percentage fluctuates from quarter to quarter. Sales to distributors, either contractually or by industry custom, may be subject to certain rights of return and other allowances for which the Company maintains reserves. However, there can be no assurance that such reserves will be adequate. The Company's business, financial condition and operating results may be materially adversely affected if actual allowances significantly exceed amounts reserved therefor.

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

      Year 2000 Compliance Risks. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company's net sales could be adversely affected if the Company's customers or potential customers reallocate spending from the Company's products to their efforts to resolve the Year 2000 issue. Additionally, unforeseen consequences of the Year 2000 issue may require the Company to devote substantial resources to making its own products Year 2000 compliant. Finally, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Although preliminary estimates indicate that the Year 2000 issue will not have a material impact on the Company, there can be no assurance that the Year 2000 issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the Company's business, financial condition and operating results.

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

    Net sales for the three and nine month periods ended March 31, 1998 and 1997 were as follows:

                            Three months ended          Nine months ended
                                  March 31,                  March 31,
                          1998     1997   Change      1998    1997   Change
                          ----     ----   ------      ----    ----   ------
(Dollars in millions)
Net sales data:
Telecom Solutions        $16.8    $23.5   (29) %      $55.0   $65.1  (16)%
Linfinity
  Microelectronics Inc.    7.4     14.2   (48) %       37.6    40.1   (6)%
                         -----    -----               -----  ------
    Total*               $24.2    $37.8   (36) %      $92.5  $105.2  (12)%
                         =====    =====               =====  ======
* May not add due to rounding

      Telecom Solutions' net sales decreased by 29% and 16% in the third quarter and first three quarters of fiscal 1998, respectively, compared to the corresponding periods of fiscal 1997. These decreases were primarily due to lower domestic sales of synchronization products to AT&T Corporation and of transmission products to SBC Communications Inc. which more than offset higher international sales of synchronization products. Linfinity's net sales decreased by 48% and 6% in the third quarter and first three quarters of fiscal 1998, respectively, compared to the same periods of fiscal 1997. The decrease in the third quarter of fiscal 1998 was principally due to a substantial decline in unit sales volume whereas the decrease in the first three quarters of fiscal 1998 was principally due to lower sales prices which more than offset higher unit sales volume. Although sales for future periods are difficult to predict, the Company anticipates that net sales for the fourth quarter of fiscal 1998 will be significantly lower than net sales for the fourth quarter of fiscal 1997.

      The Company's gross margin percentage, excluding a one-time inventory provision of $8.5 million in the third quarter of fiscal 1998, decreased to 35% in the third quarter of fiscal 1998 from 46% in the same quarter of fiscal 1997 and was unchanged at 45% in the first three quarters of fiscal 1998 compared to the same period in fiscal 1997. The decrease in the third quarter of fiscal 1998 was primarily due to a significant drop in Linfinity's manufacturing volume and sales prices. In addition, cost of sales for the third quarter and first three quarters of fiscal 1998 included employee severance costs of $300,000 at Linfinity. Future gross margins will largely depend on product mix, manufacturing efficiencies and selling prices.

      Research and development expense was $4.9 million (or 20% of net sales) and $14.5 million (or 16% of net sales) in the third quarter and first three quarters of fiscal 1998, respectively, compared to $5.0 million (or 13% of net sales) and $13.4 million (or 13% of net sales) in the corresponding periods of fiscal 1997. The increase in the first three quarters of fiscal 1998 was primarily due to Linfinity's increased investment in new product development and existing product enhancement.

      Selling, general and administrative expense decreased to $7.3 million (or 30% of net sales) and to $22.8 million (or 25% of net sales) in the third quarter and first three quarters of fiscal 1998, respectively, compared to $8.1 million (or 21% of net sales) and $23.0 million (or 22% of net sales) in the corresponding periods of fiscal 1997. The decreases resulted primarily from a substantial reduction in incentive compensation at both operations which more than offset Linfinity's higher expenses for expanded marketing, sales and administrative support, bad debt and employee severance. Selling, general and administrative expense for the third quarter and first three quarters of fiscal 1998 included employee severance costs of $400,000 at Linfinity.

      Interest income was $.5 million and $1.4 million in the third quarter and first three quarters of fiscal 1998, respectively, compared to $.5 million and $1.4 million in the corresponding periods of fiscal 1997.

      As a result of the loss incurred in the third quarter of fiscal 1998, the Company recorded an income tax benefit of $4.5 million compared to an income tax provision of $1.1 million in the corresponding period of fiscal 1997. On a year-to-date basis, this resulted in an income tax benefit of $2.4 million in fiscal 1998 compared to an income tax provision of $2.7 million in fiscal 1997. The income tax provision (benefit) is substantially affected by the proportion of earnings (loss) before income taxes that the Company derives from its Telecom Solutions operation compared to its Linfinity operation. In particular, the Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited during fiscal years 2003 through 2006.

      As a result of the factors discussed above, the net loss in the third quarter of fiscal 1998 was $7.5 million, or $.47 per share (diluted), compared to net earnings of $3.7 million, or $.23 per share (diluted), for the third quarter of fiscal 1997. The net loss in the first three quarters of fiscal 1998 was $1.4 million, or $.09 per share (diluted), compared to net earnings of $9.2 million, or $.57 per share (diluted), in the same period of fiscal 1997.
Although results for future periods are difficult to predict, the Company expects that net sales for the fourth quarter of fiscal 1998 will decline significantly from net sales for the fourth quarter of fiscal 1997. There can be no assurance that the Company will have positive net earnings for the fourth quarter of fiscal 1998. As a result of losses incurred for the first three quarters of fiscal 1998, the Company anticipates that it will incur a loss for fiscal 1998 as a whole.

Liquidity and Capital Resources

      Working capital decreased to $55.4 million at March 31, 1998 from $58.3 million at June 30 1997, while the current ratio increased to 3.7 to 1.0 from
2.9 to 1.0. The increase in the current ratio resulted primarily from the repayment of a $5.7 million note. During the same period, cash, cash equivalents and short-term investments decreased to $32.0 million from $41.6 million primarily due to the repayment of the $5.7 million note, $5.8 million used for capital expenditures and $1.4 million used for the net repurchase of the Company's common stock which more than offset $4.2 million in cash provided by operating activities. In addition, at March 31, 1998, the Company had a $7.0 million unused bank line of credit available.

      The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At March 31, 1998, the Company had no material outstanding commitments to purchase capital equipment.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       Not Applicable

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1 Financial Data Schedule - Nine Months Ended March 31, 1998

       27.2 Restated Financial Data Schedule - Three Months Ended
            September 30, 1997

       27.3 Restated Financial Data Schedule - Twelve Months Ended June June 30, 1997

       27.4 Restated Financial Data Schedule - Nine Months Ended
            March 31, 1997

       27.5 Restated Financial Data Schedule - Six Months Ended
            December 31, 1996

       27.6 Restated Financial Data Schedule - Twelve Months Ended
            June 30, 1996


(b)    Reports on Form 8-K

       A current report on Form 8-K dated March 20, 1998 was filed with respect to a press release issued by the Company commenting on the financial outlook for its third quarter of fiscal 1998 ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYMMETRICOM, INC.
                                          (Registrant)

DATE:  May 12, 1998                       By:

                                           /s/J. Scott Kamsler
                                           ---------------------
                                          J. Scott Kamsler
                                          Senior Vice President, Finance
                                          and Chief Financial Officer
                                          (for Registrant and as Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number   Document
-------  --------

27.1     Financial Data Schedule-Nine Months Ended March 31, 1998

27.2     Restated Financial Data Schedule-Three Months Ended September 30, 1997

27.3     Restated Financial Data Schedule-Twelve Months Ended June 30, 1997

27.4     Restated Financial Data Schedule-Nine Months Ended March 31, 1997

27.5     Restated Financial Data Schedule-Six Months Ended December 31, 1996

27.6     Restated Financial Data Schedule-Twelve Months Ended June 30, 1996