Form 10-K
period 1998-06-30
SYMMETRICOM INC
filed 1998-09-24
CIK 82628

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)29.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at September 10, 1998 was approximately $76,032,192. The number of shares outstanding of the registrant's Common Stock at September 10, 1998 was 15,798,897.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Symmetricom, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders filed with the Commission on or about September 23, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The trend analyses and other non-historical information contained in this Form 10-K are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including, without limitation, the factors listed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors" included below in Part II, Item 7.

                                    PART I

ITEM 1. BUSINESS

  Symmetricom, Inc. (the "Company") was incorporated in California in 1956. The Company conducts its business through two separate operations, each of which operates in a different industry segment. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc. (Linfinity), a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits as well as systems-engineered modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

TELECOM SOLUTIONS

  Telecom Solutions offers a broad range of time and frequency reference, or synchronization, systems and intelligent access, or transmission, systems for the worldwide telecommunications industry.

 Synchronization

  Reliable synchronization is fundamental to telecommunications services, as it ensures error-free transmission of data throughout a network. Synchronization allows digital switching and transmission systems to operate at a common, or synchronized, clock rate, thereby minimizing signal degradation. Poor synchronization can cause digital signal impairments such as jitter, wander and phase transients, resulting in loss of data, decreased network efficiency and increased costs for the network operator. High quality synchronization is an essential requirement for telecommunications service providers as they move to high capacity, high speed digital transmission technologies such as the Synchronous Optical Network (SONET) and the Synchronous Digital Hierarchy (SDH) network. Synchronization also plays a critical role in many Asynchronous Transfer Mode (ATM) equipment applications.

  The Company's core synchronization products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing that meets the synchronization requirements of digital networks. Telecom Solutions has established itself as a leader in telephone network synchronization and has introduced a series of DCDs and related products. These products provide for the generation of a stable primary timing reference and distribution of that timing reference throughout a network, enabling telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

  Telecom Solutions' DCD product family consists of three product platforms: the DCD 500 Series, the DCD Local Primary Reference (LPR) Series, and the GPS 1100 Series. The DCD 500 Series is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout a network to ensure reliable synchronization. The DCD filters the input timing signal to virtually eliminate digital signal impairments. If the input timing reference is lost or out of tolerance, the clock provides highly stable backup timing, or "holdover," to allow the network to operate error-free for several hours or days, depending on the accuracy of the installed clock. The platform can be equipped with additional cards to provide interfaces for a variety of applications, including network management, synchronization performance monitoring, and status and control measurement, which are becoming increasingly important for network maintenance and revenue protection. The Maintenance Interface System (MIS) card provides a communications gateway for both local maintenance personnel and remote network management systems, gathering all system alarm information in real time. The Precision Synchronization Monitor (PSM) card provides synchronization and performance monitoring, detecting early indications of network degradation and related troubles in network elements. The Multiple Reference Controller (MRC) card directly accepts up to four reference sources, based on cesium, local primary reference sources, local clock(s), and/or network feeds and selects the most desirable reference based on a number of quality parameters. The DCD 500 platform is designed to provide maximum flexibility and meets both domestic and international standards.

  The DCD-LPR Series provides the capability to effectively use either GPS or Long Range Navigation version C (LORAN-C) to provide direct Stratum 1 traceable synchronization to network sites equipped with DCD systems. The DCD-LPR employs an integrated, roof-mounted GPS antenna and Timing Receiver (GTR) to receive precision Universal Coordinated Time (UTC) timing signals from GPS satellites at virtually any location in the world or from LORAN-C radio stations in a number of locations in the world. The DCD-LPR is usually fitted with one or two GPS Timing Interface (GTI) cards, which receive timing inputs from the GPS receiver and output two T1 or E1 signals, and, optionally, time-of-day. For LORAN-C based timing, the LORAN-C Timing Interface card (LTI) provides similar functionality. The DCD-LPR can also be used with a Local Oscillator Unit (LOU) to provide a complete stand-alone timing generation and distribution system for facilities where a DCD 500 distribution system is unavailable or not needed.

  The GPS 1100 Series is a low-cost, compact timing unit that uses proprietary BesTime(TM) Multiple Input Frequency Locked Loop (MIFLL) technology to combine frequency inputs from GPS satellites, a built-in oscillator, and network T1 references to deliver a re-timed T1 reference with improved accuracy. GPS 1100 is designed for network locations where one or two key network elements need precise timing.

  The Company's ability to provide network management is essential as Telecommunications Management Network (TMN) standards, established by the International Telecommunications Union (ITU), have gained acceptance among major telecommunications service providers. Telecom Solutions has introduced TimeScan/TMN, a Unix-based TMN and Q3 compliant full element management system for synchronization networks, TimeScan/NMS, a Windows NT-based proprietary network management system, and TimeScan/Craft, a Windows 95-based local craft maintenance terminal. TimeScan/TMN and TimeScan/NMS provide scaleable, centralized real-time security monitoring, performance monitoring, fault management, remote configuration, and inventory of a synchronization network. The TimeScan/TMN graphical user interface presents status at the network level and at the element level, providing real-time representations of configuration and status of both logical and physical properties of the network. The TimeScan/NMS graphical user interface presents network status using hierarchical overviews of both logical and geographical network topologies. TimeScan/Craft is a local craft maintenance terminal designed to provide local management and maintenance of one DCD at a time. Each of these products features tools for identifying customer troubles before they affect service.

  In August 1993, the Company acquired Navstar Limited, a United Kingdom company, and its U.S. affiliate (collectively "Navstar"). Navstar designs, manufactures and markets GPS receivers and systems that use global positioning technology to provide a very accurate synchronization source, time-of-day information, and/or precise geographic location. A significant percentage of Navstar's GPS receivers is purchased for timing applications, including direct Navstar sales to the Digitally Enhanced Cordless Telephone (DECT) market and intercompany sales to Telecom Solutions for incorporation in its synchronization products.

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

  The IDST is a network access system designed for use in telephone company central offices which has principally been deployed as a transmission, monitoring and test access vehicle for SS7 networks. The IDST provides maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution to the monitoring and transport of links requiring increased reliability.

  Transmission products are typically priced at less than $5,000 for a small system to more than $300,000 for a large system.

  The Company supplies its synchronization systems and transmission products predominantly to the Regional Bell Operating Companies (RBOCs), interexchange carriers, independent telephone companies, Competitive Local Exchange Carriers (CLECs), private network operators, wireless service providers and international telecommunications service providers. Navstar predominantly sells its products to Telecom Solutions, the U.S. Government and original equipment manufacturers (OEMs).

LINFINITY MICROELECTRONICS INC.

  Linfinity products principally include linear and mixed signal integrated circuits (ICs) as well as systems-engineered modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

  ICs are generally divided into three categories: digital, linear (also referred to as analog) and mixed signal circuits. Digital circuits, such as memory devices and microprocessors, process and compute information in the form of "on-off" electronic signals represented by binary digits "1" or "0". Linear circuits process, monitor, measure or control continuous analog signals associated with physical functions such as temperature, pressure, sound, weight, light and speed, and play an important role in bridging real world phenomena and a variety of electronic systems. Analog devices are used in virtually all electronic systems. Some of the largest markets for such circuits are computers, data communications, telecommunications, industrial equipment, and military, consumer and automotive electronics. For each application, users often have unique requirements for circuits with specific speed, power, resolution and signal amplitude capabilities. Therefore, due to numerous applications, the demand for analog devices designed to manage real world functionality continues to grow and has resulted in a high degree of market fragmentation, which has provided an opportunity for smaller companies to compete against larger suppliers in certain market segments. Mixed signal ICs are circuits that combine both analog and digital signal processing techniques.

  The analog and mixed-signal market is served by three product types: standard linear IC's (SLICs), application specific standard products (ASSPs) and custom ICs. Linfinity is focused on the power management segment of the overall market and competes with both SLIC and ASSP products. Linfinity's SLIC power management products include pulse width modulators
(PWMs) which shape and manage the characteristics of voltage, low dropout regulators (LDOs) which convert unregulated input voltage to regulated output voltage with a minimum amount of overhead voltage, linear voltage regulators which control power supply output levels, supervisory circuits which monitor power supply, switching regulators which efficiently convert power by managing voltage and current and are used to power advanced microprocessors, and power factor correction ICs which reduce energy consumption in fluorescent lighting and other power management product applications. SLIC products are used in computer and data storage, lighting, automotive, telecommunications, test, instrumentation, and defense and space equipment. In recent years, the definition of power management has broadened to encompass other devices and modules, often ASSPs, which address particular aspects of power management, such as audio or display related ICs. Newer differentiated ASSP products at Linfinity include backlight inverters, Class D audio amplification ICs, and Small Computer Systems Interface (SCSI) terminators. The backlight inverters incorporate Linfinity's proprietary technology and are single-stage cold cathode fluorescent lamp inverter modules that provide dimmable backlighting for Liquid Crystal Display (LCD) products. Class D audio amplification ICs provide high-quality sound reproduction with small form-factor and improved efficiency for sophisticated multi-media and wireless applications. Linfinity's SCSI terminators, both Single Ended (SE) and Low Voltage Differential (LVD), enable high data transfer rates between computers and various peripheral devices such as hard disk drives, host adapter cards, motherboards, bus extenders, cables and connectors.

  Linfinity's marketing strategy has been one of leveraging its custom and military programs first into higher volume SLIC opportunities, followed by market entries with several ASSP products. Linfinity now offers a catalog of approximately 450 standard catalog products and has introduced numerous ASSPs. However, the market for new products sold by Linfinity has been very competitive and characterized by pricing pressures.

  Linfinity has developed bipolar wafer fabrication processes in its in-house manufacturing facility which provide a range of high-voltage processes for certain power management applications. In addition, Linfinity has developed bipolar complementary metal oxide semiconductor (BiCMOS) wafer fabrication processes. The BiCMOS process combines the high-performance bipolar process with a CMOS process for mixed signal applications such as certain power management ICs. However, because Linfinity's in-house BiCMOS wafer fabrication capacity is limited, the Company utilizes IMP, Inc., an outside semiconductor fabrication facility, for most of its BiCMOS wafer requirements. Reliance on outside fabrication facilities minimizes fixed costs and capital expenditures but increases certain operational risks, including the lack of an assured wafer supply and limited control over delivery schedules and manufacturing yields. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Dependence on Foundries, Assembly and Test Services."

  Linfinity products are generally priced from $0.20 to $5.00 for commercial and industrial applications, $2.50 to $22.00 for defense applications and $100 to $500 for high reliability space applications.

  Linfinity sells its products in the commercial, industrial, and defense and space markets to OEMs and distributors.

  In July 1998, the Company began a process to identify alternatives to broaden Linfinity's market access for its products and to provide greater financial resources for executing Linfinity's marketing strategy. The Company has engaged BT Alex. Brown Inc. to assist in evaluating potential partnerships that address these goals.

INDUSTRY SEGMENT INFORMATION

  Information as to net sales, gross profit margin, research and development expense, selling, general and administrative expense, operating income (loss), identifiable assets, accounts receivable (net), inventories (net), depreciation and amortization expense, and capital expenditures attributable to each of the Company's two industry segments for each year in the three-year period ended June 30, 1998, is contained in Note J of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

MARKETING

  In the United States, Telecom Solutions markets and sells most of its products through its own sales force to the RBOCs, major interexchange carriers, independent telephone companies, CLECs, private network operators and wireless service providers. Internationally, Telecom Solutions markets and sells its products to telecommunications service providers through its own sales force in the United Kingdom and independent sales representatives and distributors elsewhere. In the United States and internationally, Linfinity sells its products through its own sales force and independent sales representatives to OEMs and distributors.

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

  The Linfinity manufacturing process consists primarily of bipolar wafer fabrication, component assembly and final test. Its bipolar ICs are principally fabricated in the Company's wafer fabrication facility in Garden Grove, California. Linfinity also utilizes outside services to perform certain operations during the fabrication process. In addition, Linfinity utilizes IMP, Inc., an outside semiconductor fabrication facility, for most of its BiCMOS wafer requirements. Component assembly and final test are performed in Southeast Asia by independent subcontract manufacturers or in Garden Grove by Linfinity employees. Reliance on independent assembly and test subcontractors can lengthen manufacturing cycle times, especially if the Company is required to compete against other manufacturers for these contractors' services.

  The manufacturing of Linfinity's ICs is a highly precise and complex process. Minute impurities, contaminants, errors or difficulties in the manufacturing process, defects in the masks used to print circuits on a wafer, or equipment failure among other factors can cause a substantial number of wafers to be rejected or numerous die on each wafer to be nonfunctional. There can be no assurance that current manufacturing yields can be maintained or that better yields will be achieved in the future.

  The Company primarily uses standard parts and components as well as standard subcontract assembly and test, which are generally available from multiple sources. The Company, to date, has not experienced any significant delays in obtaining needed standard parts, single source components or services from its suppliers but there can be no assurance that such problems will not develop in the future. However, the Company maintains a reserve of certain ICs and certain single source components and seeks alternative suppliers where possible. The Company believes that a lack of availability of ICs or single source components would have an adverse effect on the Company's operating results. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook and Risk Factors--Dependence on Foundries, Assembly and Test Services."

BACKLOG

  The Company's backlog was approximately $15.2 million at June 30, 1998 compared to approximately $26.2 million at June 30, 1997. Backlog consists of customer orders which are expected to be shipped within the next twelve months. The Company does not believe that current or future backlog levels are meaningful indicators of future net sales. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Telecom Solutions' backlog was approximately $6.3 million and $7.3 million at June 30, 1998 and 1997, respectively. Historically, a substantial portion of Telecom Solutions' net sales in any fiscal period has been derived from orders received during that fiscal period. Linfinity's backlog was approximately $8.9 million and $18.9 million at June 30, 1998 and 1997, respectively. The semiconductor industry has recently experienced a change towards significantly shorter lead times resulting in an increased dependence by Linfinity upon orders received and shipped during the same quarter. Linfinity's backlog may be affected by the cancelation or delay of customer orders, the overall condition of the semiconductor industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of its markets. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors."

KEY CUSTOMERS AND EXPORT SALES

  No customer accounted for 10% or more of the Company's net sales in fiscal years 1998 and 1996. In fiscal 1997, one of Telecom Solutions' customers, AT&T Corporation, accounted for 16% of the Company's total net sales. The Company's export sales, which were primarily to the Far East, Western Europe, Canada and Latin America accounted for 27%, 26% and 28% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. Export sales to the Far East accounted for 12%, 16%, and 13% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively.

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

COMPETITION

  The telecommunications and semiconductor industries and the markets which they serve are highly competitive. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, the enactment of The Telecommunications Act of 1996, which permits RBOCs, under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of the Company. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. In addition, as part of its license and supply agreement with Linfinity, IMP, Inc. has the right to manufacture, market and sell the SCSI line of products through its own sales force in direct competition with Linfinity.

  Telecom Solutions competes primarily on product reliability and performance, product features, adherence to standards, customer service and price. Linfinity competes primarily on price, product reliability and performance, delivery time, and customer service. Product life cycles in the semiconductor industry typically experience declining average selling prices (ASPs) over the life of a product. Several of the Company's product lines, including LDOs and PWMs, are undergoing such price erosion. Linfinity's response has been to increase the volume of units shipped and introduce new products with higher ASPs, but there can be no assurance that the Company will be able to fully offset the impact of future declines in ASPs. The Company believes that both Telecom Solutions and Linfinity have generally competed favorably with respect to their respective competitive factors, except in limited segments of the semiconductor market where Linfinity products are under extreme price pressure due to intense price competition.

  There can be no assurance that either Telecom Solutions or Linfinity will be able to compete successfully in the future. The Company's ability to compete successfully is dependent upon its response to the entry of new competitors, the average selling prices received for its products, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by the Company or its competitors, continued improvement of existing products, changes in overall worldwide market and economic conditions, cost effectiveness, quality, service and market acceptance of the Company's products.

RESEARCH AND DEVELOPMENT

  The Company has actively pursued the application of new technology in the industries in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1998, 1997 and 1996, the Company's overall research and development expenditures were $18,810,000, $18,457,000 and $15,413,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 1998, 93 engineering and engineering support employees were engaged in development activities. Telecom Solutions continued to focus its development efforts in fiscal year 1998 on new products as well as the enhancement of core synchronization and transmission products. The new product development program included wireline and wireless synchronization, network management software and core GPS, antenna and clock technologies. Telecom Solutions' research and development expenditures were $12,387,000, $12,866,000 and $9,581,000 in fiscal years 1998, 1997 and 1996, respectively. Linfinity focused its investment efforts in fiscal year 1998 on new product development, enhancement of existing products and design capabilities, and improvement of its wafer fabrication process technologies. Its new product development program has been focused heavily on ASSPs and other desktop power management products. Linfinity's product development program is dependent upon its ability to recruit and retain design and applications engineers. Linfinity's research and development expenditures were $6,423,000, $5,591,000 and $5,832,000 in fiscal years 1998, 1997 and 1996, respectively. The Company will continue to have significant research and development expenditures in order to maintain its competitive position, although there can be no assurance that the Company will be able to successfully develop new products or enhance existing products or that such new or enhanced products will achieve market acceptance.

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

ENVIRONMENTAL REGULATION

  The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant future liabilities. Although the Company periodically reviews its facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

  At June 30, 1998, the Company had 642 employees, including 345 in manufacturing, 115 in engineering and 182 in sales, marketing and administration. At June 30, 1998, Telecom Solutions had 426 employees and Linfinity had 216 employees. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee incentive and stock plans for certain of its employees. Additionally, Linfinity maintains a separate employee stock option plan for certain Linfinity employees. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  The following are the principal facilities of the Company as of June 30, 1998:

                                                       APPROXIMATE  OWNED/LEASE
                                                       FLOOR AREA   EXPIRATION
 LOCATION                     PRINCIPAL OPERATIONS      (SQ. FT.)      DATE
 --------                     --------------------     ----------- -------------
 San Jose, California..... Symmetricom Corporate         118,000   April 2009
                            Offices and Telecom
                            Solutions
                            administration, sales,
                            engineering and
                            manufacturing
 Aguada, Puerto Rico...... Telecom Solutions              45,000   September
                            manufacturing                          1999
 Aguada, Puerto Rico...... Telecom Solutions              22,000   September
                            manufacturing                          2000
 Northampton, England..... Navstar administration,        18,000   April 1999
                            sales, engineering and
                            manufacturing
 Garden Grove, California. Linfinity administration,      96,000   Owned
                            sales, engineering and
                            manufacturing
 Garden Grove, California. Linfinity wafer                 9,000   Owned
                            fabrication

  During fiscal 1997, the Company leased a newly constructed 118,000 square foot facility in San Jose, California to replace its previous San Jose facility, for which the lease expired in July 1997. The Company has sublet approximately 35,000 square feet of this facility through November 2000. The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

ITEM 3. LEGAL PROCEEDINGS

  In January 1994, a securities class action complaint was filed against the Company and certain of its present or former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint which was denied in January 1998. Discovery is proceeding. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

  Following is a list of the executive officers of the Company as of September 1, 1998 and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. The Company is not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

             NAME           AGE                                POSITION
             ----           ---                                --------
   Roger A. Strauch........  42 Chief Executive Officer and Chief Financial Officer
   Mary A. Rorabaugh.......  39 Vice President, Finance and Secretary
   Thomas W. Steipp........  49 President and Chief Operating Officer, Telecom Solutions
   James J. Peterson.......  43 President and Chief Operating Officer, Linfinity Microelectronics Inc.

  Mr. Strauch has served as Chief Executive Officer and Chief Financial Officer of the Company since June 1998 and July 1998, respectively. In addition, Mr. Strauch is Chairman of the Board of The Roda Group, a venture development firm based in Berkeley, California. In June of 1997, Mr. Strauch retired from his position as Chairman of the Board and Chief Executive Officer of TCSI Corporation (TCSI), a telecommunications software company. Mr. Strauch co-founded TCSI in 1983 and served initially as the general manager of this Teknekron Corporation division. Once established as a separate corporation, Mr. Strauch was elected as TCSI's President in 1987 and, in addition, its Chief Executive Officer in 1989 and Chairman of the Board in 1996. For five years prior thereto, Mr. Strauch served as a senior staff engineer and project manager for Hughes Aircraft Company's Space and Communications Group. Mr. Strauch is on the Board of Directors of Ask Jeeves, an internet navigation company, NightFire Software, a telecommunications software company, and Plynetics Express, a rapid prototyping and tooling manufacturer. He is a member of the Board of Trustees of the Math Sciences Research Institute, the Industrial Advisory Board of the Department of Electrical Engineering and Computer Sciences at the University of California, Berkeley, and a member of Cornell University's College of Engineering Advisory Council.

  Ms. Rorabaugh has served as Vice President, Finance and Secretary of the Company since July 1998 and as Vice President, Finance of Telecom Solutions, a division of the Company, from April 1997 to June 1998. From April 1993 to March 1997, Ms. Rorabaugh served as Controller, Telecom Solutions. Prior to joining the Company, from April 1989 to March 1993, Ms. Rorabaugh was Director of Corporate Finance and Manager of Financial Planning at VLSI Technology, Inc., a semiconductor company. From April 1988 to March 1989, Ms. Rorabaugh was Division Controller for Conner Peripherals, Inc., a manufacturer of hard disk drives. From May 1984 to March 1988, Ms. Rorabaugh held various positions with VLSI Technology, Inc., including Operations Planning Manager, Manufacturing Controller and Senior Manufacturing Analyst. Previously,
Ms. Rorabaugh was a consultant for two years with Putnam, Hayes, & Bartlett, Inc., a management consulting firm.

  Mr. Steipp has served as President and Chief Operating Officer, Telecom Solutions, a division of the Company, since March 1998. Prior to joining the Company, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta. From January 1979 to January 1996, Mr. Steipp held various management positions in operations and marketing with Hewlett-Packard. Mr. Steipp served as General Manager of the Federal Computer Division from January 1991 to January 1996 and Manager of Federal Sales & Marketing from August 1990 to January 1991. From January 1989 to August 1990, Mr. Steipp was Manager, Systems Integration Operations.

  Mr. Peterson has served as President and Chief Operating Officer for Linfinity Microelectronics Inc., a subsidiary of the Company, since February 1997. From August 1996 to February 1997, Mr. Peterson served as Vice President, Sales at Linfinity. Prior to joining the Company, from 1983 until August 1996, Mr. Peterson held various positions with Silicon Systems, Inc., a microelectronics company. From March 1992 to August 1996, Mr. Peterson served as Senior Vice President, Worldwide Sales & Corporate Communications. From June 1990 to March 1992, Mr. Peterson was the Vice President, International Sales. From January 1987 to June 1990, Mr. Peterson was Director, Far East Sales. From January 1983 to January 1987, Mr. Peterson was Product Marketing Manager, Telecommunications. Previously, Mr. Peterson was Product Marketing Engineer and Industry Marketing Specialist with Rockwell Corporation and General Instruments Microelectronics Division, respectively.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The information required by this Item is described in Note K of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in
Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7.

                                               YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                     1998      1997     1996     1995    1994
                                   --------  -------- -------- -------- -------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Results:
 Net sales:
  Telecom Solutions                $ 73,311  $ 89,718 $ 68,243 $ 62,814 $59,215
  Linfinity Microelectronics Inc.    47,270    54,637   37,795   40,294  39,170
                                   --------  -------- -------- -------- -------
   Total                            120,581   144,355  106,038  103,108  98,385
 Operating income (loss)             (5,121)   15,998    8,263   10,868   8,331
 Earnings (loss) before income
  taxes                              (4,140)   17,337    9,476   11,599   8,125
 Net earnings (loss)                 (1,530)   13,454    7,478   10,346   6,551
 Basic earnings (loss) per share       (.10)      .85      .48      .71     .47
 Diluted earnings (loss) per share     (.10)      .83      .47      .66     .43
Balance Sheet:
 Cash and investments                34,342    41,587   34,270   33,205  21,250
 Working capital                     55,556    58,325   55,522   50,739  38,503
 Total assets                       114,893   129,305   93,531   85,326  69,054
 Long-term obligations                8,368     8,583    5,709    5,766   5,818
 Shareholders' equity                84,357    87,603   70,403   60,125  46,786

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

BUSINESS OUTLOOK AND RISK FACTORS

  Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancelation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycles associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. For example, net sales for the fourth quarter of fiscal 1998 were $28.1 million compared to $39.1 million for the fourth quarter of fiscal 1997 due, in part, to the factors described above. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and positive net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. For example, when net sales declined to $120.6 million for fiscal 1998 from $144.4 million for fiscal 1997, the Company's earnings before income taxes fell to a loss of $4.1 million (including $9.2 million in non-recurring charges incurred in the third quarter of fiscal 1998) for fiscal 1998 from earnings before income taxes of $17.3 million in fiscal 1997 due, in part, to the factors described above. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

  Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of the Company's quarterly net sales is often dependent upon orders received and shipped during that quarter, of which, a significant portion may be received during the last month or even the last few days of that quarter. The semiconductor industry has recently experienced a change towards significantly shorter lead times resulting in an increased dependence by Linfinity upon orders received and shipped during the same quarter. The timing of the receipt and shipment of even one large order may have a significant impact on the Company's net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict the Company's quarterly results even during the final days of a quarter. However, based on orders received through the first two months of fiscal 1999, the Company expects that net sales for the first quarter of fiscal 1999 will decline as compared to net sales for the first quarter of fiscal 1998.

  Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. In fiscal 1997, AT&T Corporation (AT&T), a Telecom Solutions customer, accounted for 16% of the Company's total net sales. No customer accounted for 10% or more of net sales in fiscal years 1998 and 1996. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996 but decreased to $8.1 million in fiscal 1998. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

  New Product Development. The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, evolving industry standards and changes in end-user requirements. Technological advancements could render the Company's products obsolete and unmarketable. The Company's success will depend on its ability to respond to changing technologies and customer requirements and on its ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. Delays in new product development or delays in production startup could have a material adverse effect on the Company's business, financial condition and results of operations. Such delays have happened in the past, and there can be no assurance that such delays will not recur or that the Company will successfully respond to technological changes and develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

  Product Performance and Reliability. The Company's customers establish demanding specifications for product performance and reliability. The Company's products are complex and often use state of the art components, processes and techniques. Undetected errors and design flaws have occurred in the past and there can be no assurance that new products or enhancements of existing products will not contain undetected errors, design flaws or other failures due to the complexities of such products. In addition to higher product service, warranty and replacement costs, such product defects may seriously harm the Company's customer relationships and industry reputation, further magnifying the adverse impact of such defects. Any such product performance or reliability problems could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition; Pricing Pressure. The Company believes that competition in the telecommunications and semiconductor industries in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due, in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among Telecom Solutions' largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of Telecom Solutions. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. In addition, as part of its license and supply agreement with Linfinity, IMP, Inc. has the right to manufacture, market, and sell the SCSI line of products through its own sales force in direct competition with Linfinity. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience significant pricing pressures in all of its markets and has experienced price erosion in several product lines, including LDOs and PWMs. In addition, the continuing trend toward lower-priced personal computers has intensified pricing pressures in certain related markets served by Linfinity. Linfinity's response has been to attempt to increase the volume of units shipped and to attempt to introduce new products with higher average selling prices, but there can be no assurance that the Company will be able to fully offset the impact of this severe price erosion. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers which, in each case, could materially adversely affect the Company's business, financial condition and results of operations.

  Dependence on Foundries, Assembly and Test Services. Although Linfinity uses its own semiconductor fabrication facility to manufacture bipolar wafers, it utilizes IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its BiCMOS wafers. While reliance on an outside foundry may reduce capital expenditures and fixed costs, it increases certain risks significantly, including limited control of: delivery schedules; manufacturing yields; production costs; and wafer supply, particularly during periods of rapidly fluctuating demand. In the event that Linfinity's outside foundry, as a result of financial or operating difficulties or otherwise, is unable or unwilling to continue supplying wafers to Linfinity in the quantities and with the yields required by Linfinity, there can be no assurance that Linfinity will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields or that Linfinity would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. Irrespective of cause, delayed or reduced wafer supply or reduced manufacturing yields could result in delayed shipments or canceled orders which, in either case, could materially and adversely affect the Company's business, financial condition and results of operations.

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

  Proprietary Technology. The Company's success will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company has United States and international patents and patent applications pending covering certain technology used by its Telecom Solutions and Linfinity operations. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive position. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While the Company intends to continue its efforts to obtain patents whenever possible, there can be no assurance that patents will be issued or that new or existing patents will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although the Company is not currently party to any intellectual property litigation, from time to time it has received claims asserting that the Company has infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in costly litigation or require the Company to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

  Environmental Matters. The Company's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant liabilities. Although the Company periodically reviews its facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially adversely affect the Company's business, financial condition and results of operations.

  Governmental Regulations. Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of the Company's domestic telecommunications customers. Although the Company is generally not directly affected by such legislation, the effects of such regulation on the Company's customers may, in turn, adversely impact the Company's business, financial condition and results of operations. For instance, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and subject to change by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business, financial condition and results of operations.

  Risks Associated with International Sales. The Company's export sales, which were primarily to the Far East, Western Europe, Canada and Latin America accounted for 27%, 26% and 28% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. Export sales to the Far East accounted for 12%, 16% and 13% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the recent economic instability being experienced by certain Asian countries may continue to adversely affect export sales to the Far East during the first quarter of fiscal 1999 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asia region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

  International sales may be subject to certain additional risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. To date, sales and purchase obligations denominated in foreign currencies have not been significant. However, if, in the future, a higher portion of such sales and purchases are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. The Company does not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets. There can be no assurance that such factors will not materially and adversely affect the Company's business, financial condition or results of operations in the future or require the Company to modify significantly its current business practices. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the United States.

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

  Changes to Effective Tax Rate. The Company's effective tax rate is affected by the proportion of earnings (loss) before income taxes that the Company derives from its Telecom Solutions operation compared to its Linfinity operation. The effective tax rate in fiscal 1998 was magnified by the significant loss at Linfinity which was subject to higher tax rates from its United States jurisdictions offset by the earnings at Telecom Solutions. Most of Telecom Solutions' Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico earnings from federal income taxes. This results in an overall lower effective tax rate for Telecom Solutions. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

  Fluctuations in Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

  Year 2000 Compliance Risks. The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and has recently begun the process of compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of fiscal 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

  The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, it does not expect to incur material expenses in connection with any required remediation efforts.

  As the process of compiling an inventory of non-IT systems proceeds and as the other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

  The Company operates in two different industry segments. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc., a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits as well as systems-engineered modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

 Net Sales

  Net sales decreased by $23.8 million (16%) to $120.6 million in fiscal 1998 as compared to fiscal 1997 and increased by $38.3 million (36%) to $144.4 million in fiscal 1997 as compared to fiscal 1996. The decrease in fiscal 1998 sales was due to lower sales in both operations. The increase in fiscal 1997 sales was due to higher sales in both operations.

  Telecom Solutions' net sales decreased by $16.4 million (18%) to $73.3 million in fiscal 1998 as compared to fiscal 1997 and increased by $21.5 million (31%) to $89.7 million in fiscal 1997 as compared to fiscal 1996. The decrease in fiscal 1998 was principally due to lower sales to AT&T Corporation (AT&T), which decreased to $8.1 million in fiscal 1998 from $22.5 million in fiscal 1997, and the completion of the Secure7 contract with SBC Communications Inc., where Secure7 sales decreased to $0.9 million in fiscal 1998 from $8.1 million in fiscal 1997, partially offset by higher sales to international accounts, particularly Italy, Germany and South Africa. The Company expects sales to AT&T to fall further in fiscal 1999. The increase in fiscal 1997 was principally due to higher sales to AT&T which increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996.

  Linfinity's net sales decreased by $7.4 million (13%) to $47.3 million in fiscal 1998 as compared to fiscal 1997 and increased by $16.8 million (45%) to $54.6 million in fiscal 1997 as compared to fiscal 1996. The decrease in fiscal 1998 was due to increased price pressure and weak demand from component manufacturers supplying the personal computer markets as well as an overall decline in the global semiconductor market. The increase in fiscal 1997 was primarily due to higher unit volumes of new standard commercial products and a shift in sales to higher priced products.

 Gross Profit Margin

  The Company's gross profit margin was 37%, 46% and 44% in fiscal 1998, 1997 and 1996, respectively.

  Telecom Solutions' gross profit margin was 50%, 49%, 46% in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the higher gross margin reflects a slightly more favorable product mix as compared to fiscal 1997. In fiscal 1997, the higher gross margin was principally attributable to higher unit volumes and increased manufacturing efficiencies.

  Linfinity's gross profit margins were 17%, 40% and 40% in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 results include a one-time charge for inventory provision of $8.5 million and a reduction in force charge of $0.3 million. Excluding the one-time charges of $8.8 million, the gross margin for fiscal 1998 was 36%. Excluding the one-time charges, the decrease in gross profit margin in fiscal 1998 was primarily attributed to lower production volumes and sales prices. In fiscal 1997, gross profit margin was unchanged from fiscal 1996, reflecting efficiencies from higher unit sales volumes fully offset by falling prices in some areas.

 Operating Expenses

  Research and development expense was $18.8 million (or 16% of net sales), $18.5 million (or 13% of net sales) and $15.4 million (or 15% of net sales) in fiscal 1998, 1997 and 1996, respectively.

  Telecom Solutions' research and development expense was $12.4 million (or 17% of net sales), $12.9 million (or 14% of net sales) and $9.6 million (or 14% of net sales) in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 results reflect continued high investments in new products and core technology, with a slight reduction due to lower earnings-based incentive compensation. During fiscal 1998, Telecom Solutions' new product development program was focused on wireline and wireless synchronization, network management software and core GPS, antenna and clock technologies. The increase in fiscal 1997 was primarily due to higher expenditures for the development of new wireless synchronization products and technologies and for the initial development efforts related to network management software.

  Linfinity's research and development expense was $6.4 million (or 14% of net sales), $5.6 million (or 10% of net sales) and $5.8 million (or 15% of net sales) in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, $0.5 million of the increase was due to purchased development from IMP, Inc. Linfinity's new product development program was focused on developing its new line of ASSPs and desktop power management products during fiscal 1998, 1997 and 1996.

  Selling, general and administrative expense was $30.6 million (or 25% of net sales), $31.5 million (or 22% of net sales) and $22.5 million (or 21% of net sales) in fiscal 1998, 1997 and 1996, respectively.

  Telecom Solutions' selling, general and administrative expense was $19.1 million (or 26% of net sales), $21.1 million (or 24% of net sales) and $15.8 million (or 23% of net sales) in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 reflects lower selling expenses associated with lower sales and lower earnings-based incentive compensation. The increase in fiscal 1997 was primarily due to higher marketing and sales expenses associated with increased sales, expanded sales support and product promotion and higher earnings-based incentive compensation.

  Linfinity's selling, general and administrative expense was $11.5 million (or 24% of net sales), $10.4 million (or 19% of net sales) and $6.7 million (or 18% of net sales) in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was substantially due to an increase in bad debt provision and a $0.4 million charge related to a reduction in force. The increase in 1997 was substantially due to higher marketing and sales expenses associated with increased sales, expanded sales support, new product promotion and higher earnings-based incentive compensation.

 Operating Income (Loss)

  Operating loss was $5.1 million in fiscal 1998, a $21.1 million decrease in operating income from fiscal 1997. Fiscal 1997 operating income increased by 94% to $16.0 million from $8.3 million in fiscal 1996.

  Telecom Solutions' operating income decreased by 52% to $4.8 million in fiscal 1998 and increased 71% to $10.0 million in fiscal 1997 from $5.9 million in fiscal 1996. The decrease in fiscal 1998 is primarily attributable to the unfavorable impact of lower net sales partially offset by reductions in operating expenses. The increase in fiscal 1997 reflects the favorable impact of higher net sales partially offset by increased operating expenses.

  Linfinity's operating loss was $9.9 million in fiscal 1998, a $15.9 million decrease in operating income from fiscal 1997. Fiscal 1997 operating income increased by 150% to $6.0 million from $2.4 million in fiscal 1996. The fiscal 1998 results reflect the unfavorable effect of lower net sales, the one-time charge to inventory provision, the one-time charges for the reduction in force and increased operating expenses. The increase in fiscal 1997 reflects the favorable impact of higher net sales partially offset by higher operating expenses.

 Interest Income (Expense)

  Interest income was $1.8 million, $1.9 million and $1.8 million in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 reflects lower average invested cash balances offset by slightly higher interest rates. Interest expense was $0.8 million, $0.6 million and $0.6 million in fiscal 1998, 1997 and 1996, respectively. Fiscal 1998 was predominantly due to interest expense at Telecom Solutions, associated with the capital lease on its building in San Jose. Interest expense in fiscal 1997 and fiscal 1996 was associated with a note payable at Linfinity that was repaid in full in September 1997.

 Income Taxes

  The income tax benefit was $2.6 million (effective tax rate of 63%) in fiscal 1998. The income tax provision was $3.9 million (effective tax rate of 22%) and $2.0 million (effective tax rate of 21%) in fiscal 1997 and 1996, respectively. The fiscal 1998 income tax benefit and effective tax rate were primarily affected by the proportion of earnings (loss) before income taxes between Telecom Solutions and Linfinity. The effective tax rate in fiscal 1998 was magnified by the significant loss at Linfinity netted against the earnings at Telecom Solutions. Linfinity was subject to higher tax rates from its United States jurisdictions, while most of the Telecom Solutions Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue code which exempts qualified Puerto Rico earnings from federal income taxes. The fiscal 1997 and 1996 effective tax rates were lower than the federal tax rate principally due to the benefit of lower income tax rates resulting from the federal exemption of qualified Puerto Rico earnings. However, this Section 936 exemption expires at the end of fiscal 2006 and is subject to certain wage based limitations. Additionally, this benefit will be further limited during fiscal 2003 to 2006, based on certain prior year Puerto Rico earnings.

 Net Income (Loss)

  As a result of the factors discussed above, net loss was $1.5 million, or $0.10 per share (diluted), in fiscal 1998 compared to net earnings of $13.5 million, or $0.83 per share (diluted), in fiscal 1997 and net earnings of $7.5 million, or $0.47 per share (diluted), in fiscal 1996.

 New Accounting Pronouncements

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

  In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

 Liquidity and Capital Resources

  Working capital decreased to $55.6 million at June 30, 1998 from $58.3 million at June 30, 1997, while the current ratio increased to 3.8 to 1.0 from
2.9 to 1.0. The increase in the current ratio resulted primarily from the repayment of a $5.7 million note. During the same period, cash, cash equivalents and short-term investments decreased to $34.3 million from $41.6 million, principally due to $6.5 million used for capital expenditures, the repayment of the $5.7 million note, and $1.8 million used for the net repurchase of the Company's common stock which more than offset $7.5 million in cash provided by operating activities.

  At June 30, 1998, the Company had a capital lease obligation entered during fiscal 1997 for a facility as described in Note D of the Notes to Consolidated Financial Statements See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K." At June 30, 1998, the Company had $7.0 million of unused credit available under its bank line of credit.

  The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements, short-term loan repayment and capital expenditures in fiscal 1999. At June 30, 1998, the Company had no material outstanding commitments to purchase capital equipment.

 Year 2000 Issue

  The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and has recently begun the process of compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of fiscal 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

  The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, it does not expect to incur material expenses in connection with any required remediation efforts.

  As the process of compiling an inventory of non-IT systems proceeds and as the other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

  Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities which are classified as available-for-sale and were reported at an aggregate fair value of $3.0 million as of June 30, 1998. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 1998, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and, therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

  Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $1.5 million at June 30, 1998, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

  Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies which could materially adversely affect the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements follow Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors appearing under the caption "Proposal No. One--Election of Directors--Nominees" of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders filed with the Commission on September 23, 1998, (the "Proxy Statement") is incorporated herein by reference.

  Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One--Election of Directors--Nominees," "Executive Officer Compensation," "Proposal No. One--Election of Directors--Director
Compensation," and "Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedule

    1. Financial Statements. The following financial statements of the Company and the report of Deloitte & Touche LLP, Independent Auditors, are included in this report on Form 10-K on the pages indicated.

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheets at June 30, 1998 and 1997..................  26
   Consolidated Statements of Operations for the years ended June 30,
    1998, 1997 and 1996...................................................  27
   Consolidated Statements of Shareholders' Equity for the years ended
    June 30, 1998, 1997 and 1996..........................................  28
   Consolidated Statements of Cash Flows for the years ended June 30,
    1998, 1997 and 1996...................................................  29
   Notes to Consolidated Financial Statements.............................  30
   Independent Auditors' Report...........................................  42

    2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 1998, 1997, and 1996 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

  Schedule II--Valuation and Qualifying Accounts and Reserves

    All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

    3. Exhibits:

      See Item 14(c) below.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

  (c) Exhibits

    The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

  (d) Financial Statement Schedules

    See Item 14(a) above.

                               SYMMETRICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 31,369 $ 28,203
 Short-term investments                                         2,973   13,384
                                                             -------- --------
  Cash and investments                                         34,342   41,587
 Accounts receivable, net of allowance for doubtful accounts
  of $479 and $457                                             16,347   21,349
 Inventories, net                                              16,798   22,023
 Other current assets                                           8,257    3,830
                                                             -------- --------
  Total current assets                                         75,744   88,789
Property, plant and equipment, net                             38,334   39,617
Other assets, net                                                 815      899
                                                             -------- --------
                                                             $114,893 $129,305
                                                             ======== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $  5,585 $  8,189
 Accrued liabilities                                           14,388   16,546
 Current maturities of long-term obligations                      215    5,729
                                                             -------- --------
  Total current liabilities                                    20,188   30,464
Long-term obligations                                           8,368    8,583
Deferred income taxes                                           1,980    2,655
Commitments and contingencies (Notes D & F)
Shareholders' equity:
 Preferred stock, no par value;
  500 shares authorized, none issued                               --       --
 Common stock, no par value;
  32,000 shares authorized, 15,772 and 15,879 shares issued
  and outstanding                                              23,892   25,608
 Retained earnings                                             60,465   61,995
                                                             -------- --------
  Total shareholders' equity                                   84,357   87,603
                                                             -------- --------
                                                             $114,893 $129,305
                                                             ======== ========


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED JUNE 30,
                                              ----------------------------
                                                1998      1997      1996
                                              --------  --------  --------
Net sales                                     $120,581  $144,355  $106,038
Cost of sales                                   76,306    78,411    59,824
                                              --------  --------  --------
  Gross profit                                  44,275    65,944    46,214
Operating expenses:
 Research and development                       18,810    18,457    15,413
 Selling, general and administrative            30,586    31,489    22,538
                                              --------  --------  --------
  Operating income (loss)                       (5,121)   15,998     8,263
Interest income                                  1,819     1,928     1,807
Interest expense                                  (838)     (589)     (594)
                                              --------  --------  --------
 Earnings (loss) before income taxes            (4,140)   17,337     9,476
Income tax provision (benefit)                  (2,610)    3,883     1,998
                                              --------  --------  --------
 Net earnings (loss)                          $ (1,530) $ 13,454  $  7,478
                                              ========  ========  ========
Basic earnings (loss) per share               $   (.10) $    .85  $    .48
                                              ========  ========  ========
Weighted average shares outstanding--basic      15,845    15,755    15,449
                                              ========  ========  ========
Diluted earnings (loss) per share             $   (.10) $    .83  $    .47
                                              ========  ========  ========
Weighted average shares outstanding--diluted    15,845    16,275    16,034
                                              ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    TOTAL
                                         COMMON STOCK               SHARE-
                                        ---------------  RETAINED  HOLDERS'
                                        SHARES  AMOUNT   EARNINGS   EQUITY
                                        ------  -------  --------  --------
Balance at June 30, 1995                15,097  $19,062  $41,063   $60,125
 Issuance of common stock:
  Stock option exercises, net of shares
   tendered upon exercise                  407    1,079       --     1,079
  Employee stock purchase plan              66      710       --       710
  Tax benefit from stock option plans       --    1,011       --     1,011
 Net earnings                               --       --    7,478     7,478
                                        ------  -------  -------   -------
Balance at June 30, 1996                15,570   21,862   48,541    70,403
 Issuance of common stock:
  Stock option exercises, net of shares
   tendered upon exercise                  325    1,730       --     1,730
  Employee stock purchase plan              74      817       --       817
  Tax benefit from stock option plans       --    2,394       --     2,394
 Repurchase of common stock                (90)  (1,195)      --    (1,195)
Net earnings                                --       --   13,454    13,454
                                        ------  -------  -------   -------
Balance at June 30, 1997                15,879   25,608   61,995    87,603
 Issuance of common stock:
  Stock option exercises                    75      590       --       590
  Employee stock purchase plan              86      942       --       942
  Tax benefit from stock option plans       --      109       --       109
  Repurchase of common stock              (268)  (3,357)      --    (3,357)
 Net earnings (loss)                        --       --   (1,530)   (1,530)
                                        ------  -------  -------   -------
Balance at June 30, 1998                15,772  $23,892  $60,465   $84,357
                                        ======  =======  =======   =======


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Cash flows from operating activities:
 Cash received from customers                    $125,428  $137,463  $103,056
 Cash paid to suppliers and employees            (114,873) (115,244)  (94,035)
 Interest received                                  1,216     1,332     1,148
 Interest paid                                       (838)     (589)     (594)
 Income taxes paid                                 (3,475)   (1,702)     (559)
                                                 --------  --------  --------
  Net cash provided by operating activities         7,458    21,260     9,016
                                                 --------  --------  --------
Cash flows from investing activities:
 Purchases of short-term investments              (19,289)  (33,941)  (24,644)
 Maturities of short-term investments              29,700    23,500    35,552
 Purchases of plant and equipment, net             (6,490)  (15,136)   (9,092)
 Increase in notes receivable, net                   (800)       --        --
 Other                                                141        45      (596)
                                                 --------  --------  --------
  Net cash provided by (used for) investing
   activities                                       3,262   (25,532)    1,220
                                                 --------  --------  --------
Cash flows from financing activities:
 Repayment of long-term obligations                (5,729)     (204)      (52)
 Proceeds from issuance of common stock             1,532     2,547     1,789
 Repurchase of common stock                        (3,357)   (1,195)       --
                                                 --------  --------  --------
  Net cash provided by (used for) financing
   activities                                      (7,554)    1,148     1,737
                                                 --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents                                      3,166    (3,124)   11,973
  Cash and cash equivalents at beginning of year   28,203    31,327    19,354
                                                 --------  --------  --------
  Cash and cash equivalents at end of year       $ 31,369  $ 28,203  $ 31,327
                                                 ========  ========  ========
Reconciliation of net earnings (loss) to net
 cash
provided by operating activities:
 Net earnings (loss)                             $ (1,530) $ 13,454  $  7,478
 Depreciation and amortization                      8,386     6,548     5,171
 Net deferred income taxes                         (4,767)     (512)      (98)
 Changes in assets and liabilities:
  Accounts receivable                               5,002    (6,805)   (2,699)
  Inventories                                       5,225    (4,176)        8
  Accounts payable                                 (2,604)    2,645     1,236
  Accrued liabilities                              (2,158)    7,361    (2,336)
  Tax benefit from employee stock plans               109     2,394     1,011
  Other                                              (205)      351      (755)
                                                 --------  --------  --------
  Net cash provided by operating activities      $  7,458  $ 21,260  $  9,016
                                                 ========  ========  ========
Noncash investing and financing activity:
 Facility acquired under capital lease                     $  8,750
                                                           ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business. Symmetricom, Inc. (the Company) operates in two different industry segments. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc., a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits as well as systems-engineered modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Fiscal Period. The Company, for presentation purposes, presents each fiscal year as if it ended on June 30. However, the Company's fiscal year ends on the Sunday closest to June 30. All references to years refer to the Company's fiscal years. Fiscal years 1998, 1997 and 1996 consisted of 52 weeks.

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

  Short-term Investments. Short-term investments, consisting of corporate debt securities which mature through October 1998, are classified as available-for-sale and reported at fair value. Net unrealized gains and losses, if significant, are excluded from earnings and included as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

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

  Revenue Recognition. Sales are generally recognized upon shipment. Provisions are made for warranty costs, sales returns and price protection.

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

  Net Earnings (loss) Per Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

                                                   YEAR ENDED JUNE 30,
                                                 ------------------------
                                                  1998     1997    1996
                                                 -------  ------- -------
                                                  (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
   Net earnings (loss)                           $(1,530) $13,454 $ 7,478
   Weighted average shares outstanding--basic     15,845   15,755  15,449
   Dilutive stock options                             --      520     585
                                                 -------  ------- -------
   Weighted average shares outstanding--diluted   15,845   16,275  16,034
   Basic earnings (loss) per share               $  (.10) $   .85 $   .48
   Diluted earnings (loss) per share             $  (.10) $   .83 $   .47

  Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

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

  In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Both statements are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt SFAS 130 and SFAS 131 starting with its fiscal year ending June 30, 1999. It is not expected that the adoption of these statements will have any material impact on the Company's financial position and results of operations.

  In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

NOTE B--LINFINITY MICROELECTRONICS INC.

  In July 1993, substantially all of the assets and liabilities of the Company's Semiconductor Group were transferred to Linfinity, a newly-formed subsidiary, in exchange for 6,000,000 shares of Linfinity Series A preferred stock and 2,000,000 shares of Linfinity common stock. Each Series A preferred share is convertible into one share of common stock. During September 1997, the Company increased its investment in Linfinity by $6.3 million in exchange for another 2,000,000 shares of Linfinity common stock. The proceeds were used by Linfinity for repayment of a note payable which was collateralized by land, building and related personal property.

  In addition, 2,500,000 shares of Linfinity's common stock have been reserved for issuance under Linfinity's employee stock option plan. All options have been granted at the fair market value on the date of grant as determined by Linfinity's Board of Directors based upon independent appraisal. Outstanding stock options generally vest 25% per year from date of grant and expire no later than ten years from date of grant. See Note I for information concerning Linfinity's outstanding stock options.

NOTE C--BALANCE SHEET DETAIL

                                                    JUNE 30,
                                                 ----------------
                                                  1998     1997
                                                 -------  -------
                                                 (IN THOUSANDS)
     Inventories:
      Raw materials                              $ 3,875  $ 6,454
      Work-in-process                              6,215    8,450
      Finished goods                               6,708    7,119
                                                 -------  -------
                                                 $16,798  $22,023
                                                 =======  =======
     Property, plant and equipment, net:
      Land                                       $ 1,247  $ 1,247
      Buildings and improvements                  17,938   23,413
      Machinery and equipment                     50,188   46,733
      Leasehold improvements                       7,959    2,599
                                                 -------  -------
                                                  77,332   73,992
      Accumulated depreciation and amortization  (38,998) (34,375)
                                                 -------  -------
                                                 $38,334  $39,617
                                                 =======  =======

  Building and improvements includes $8,750,000 of costs capitalized under a capital lease for the Company's facility in San Jose, California which was completed in June 1997. At June 30, 1998, accumulated amortization for this lease totaled $761,000. No amortization expense was recorded in 1997.

                                             JUNE 30,
                                          ----------------
                                           1998     1997
                                          -------  -------
                                          (IN THOUSANDS)
     Accrued liabilities:
      Employee compensation and benefits  $ 4,249  $ 8,925
      Accrued warranty expense              3,994    2,741
      Other                                 6,145    4,880
                                          -------  -------
                                          $14,388  $16,546
                                          =======  =======
     Long-term obligations:
      Note payable                        $    --  $ 5,709
      Capital lease                         8,583    8,603
                                          -------  -------
                                            8,583   14,312
      Current maturities                     (215)  (5,729)
                                          -------  -------
                                          $ 8,368  $ 8,583
                                          =======  =======

  The note payable bearing interest at 10.25% per annum was repaid in September 1997. The note was collateralized by land, building, and related personal property.

  The Company has a $7,000,000 unsecured bank line of credit which expires on May 1, 2000 and bears interest at the bank's prime rate, 8.5% at June 30, 1998. The line of credit agreement contains certain financial ratios to be maintained by the Company. It also requires the Company to have positive net income during the quarter ending March 31, 1999 and to maintain net income greater than zero not less than every other quarter after such period. The line of credit has not been utilized during the last three years.

NOTE D--LEASE COMMITMENTS

  During 1997, the Company leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in November 2000. The minimum future sublease payments to be received at June 30, 1998 were $736,000 in 1999, $757,000 in 2000, and
$324,000 in 2001. The Company leases certain other facilities and equipment under operating lease agreements which expire at various dates through 2001. Rental expense charged to operations was $1,406,000 in 1998, $1,923,000 in 1997, and $1,741,000 in 1996, respectively. Future minimum lease payments at June 30, 1998 are as follows:

                                              CAPITAL  OPERATING
                                               LEASE     LEASE
                                              -------  ---------
                                               (IN THOUSANDS)
     FOR THE YEARS:
     1999                                     $   930   $1,091
     2000                                         991      837
     2001                                       1,055      652
     2002                                       1,121      595
     2003                                       1,189      595
     Thereafter                                 8,401    3,454
                                              -------   ------
     Total minimum lease payments              13,687   $7,224
                                                        ======
     Amount representing interest (8.5%)       (5,104)
                                              -------
     Present value of minimum lease payments    8,583
     Current portion                             (215)
                                              -------
     Long-term obligation                     $ 8,368
                                              =======

NOTE E--INCOME TAXES

  Income tax provision (benefit) consists of:

                    YEAR ENDED JUNE 30,
                   -----------------------
                    1998     1997    1996
                   -------  ------  ------
                      (IN THOUSANDS)
     Current:
      Federal      $   791  $3,511  $1,250
      State            242     (78)    (56)
      Puerto Rico    1,034     588     902
      Foreign           90     374      --
                   -------  ------  ------
                     2,157   4,395   2,096
                   -------  ------  ------
     Deferred:
      Federal       (3,325)   (817)    386
      State           (975)    134    (114)
      Puerto Rico     (467)    171    (370)
                   -------  ------  ------
                    (4,767)   (512)    (98)
                   -------  ------  ------
                   $(2,610) $3,883  $1,998
                   =======  ======  ======

  Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax provision (benefit) are as follows:

                                                      YEAR ENDED JUNE 30,
                                                      ----------------------
                                                       1998     1997   1996
                                                      -------  ------  -----
                                                         (IN THOUSANDS)
     Tax credit and net operating loss carryforwards  $(1,335) $1,064  $(156)
     Reserves and accruals                             (3,045)   (824)    32
     Depreciation and amortization                       (375)   (614)   (93)
     Deferred taxes on Puerto Rico earnings              (294)    481   (688)
     Change in valuation allowance                        282    (619)   807
                                                      -------  ------  -----
                                                      $(4,767) $ (512) $ (98)
                                                      =======  ======  =====

  The effective income tax rate differs from the federal statutory income tax rate as follows:

                                                     YEAR ENDED JUNE
                                                           30,
                                                    --------------------
                                                    1998    1997   1996
                                                    -----   -----  -----
     Federal statutory income tax rate              (35.0)%  35.0%  35.0%
     Federal tax benefit of Puerto Rico operations  (20.8)  (13.0) (17.2)
     Puerto Rico taxes                               13.7     4.4    5.6
     Research and development tax credit             (4.8)   (1.5)    --
     State income taxes, net of federal benefit     (17.7)     .3   (1.8)
     Other                                            1.6    (2.8)   (.5)
                                                    -----   -----  -----
     Effective income tax rate                      (63.0)%  22.4%  21.1%
                                                    =====   =====  =====

  The principal components of deferred tax assets and liabilities are as follows:

                                          JUNE 30,
                                       ----------------
                                        1998     1997
                                       -------  -------
                                       (IN THOUSANDS)
     Deferred tax assets:
      Tax credit carryforwards         $ 5,831  $ 4,496
      Reserves and accruals              6,561    3,516
      Depreciation and amortization        174       --
                                       -------  -------
                                        12,566    8,012
      Valuation allowance               (4,778)  (4,496)
                                       -------  -------
                                         7,788    3,516
                                       -------  -------
     Deferred tax liabilities:
      Depreciation and amortization         --      201
      Unremitted Puerto Rico earnings    2,483    2,777
                                       -------  -------
                                         2,483    2,978
                                       -------  -------
     Net deferred tax assets           $ 5,305  $   538
                                       =======  =======

  Net deferred tax assets (liabilities) are comprised of the following:

                                 JUNE 30,
                              ----------------
                               1998     1997
                              -------  -------
                              (IN THOUSANDS)
     Current assets           $ 7,285  $ 3,193
     Non-current liabilities   (1,980)  (2,655)
                              -------  -------
     Net deferred tax assets  $ 5,305  $   538
                              =======  =======

  At June 30, 1998, for federal income tax purposes, the Company had research and development and investment tax credit carryforwards of approximately $3,231,000 which expire in the years 1999 through 2013, and alternative minimum tax credit carryforwards of approximately $1,356,000 which have no expiration date. Additionally, for state income tax purposes, the Company had research and development tax credit carryforwards of approximately $1,244,000 which have no expiration date.

  Based on the Company's assessment of the future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain tax credit carryforwards. At June 30, 1998, approximately $4,419,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which would be credited to common stock if realized.

  The Company operates a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2008. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from federal income taxes through fiscal 2006. This exemption will be further limited during the fiscal years 2003 through 2006 based on certain prior year Puerto Rico earnings. Appropriate taxes have been provided on this subsidiary's earnings all of which are intended to be remitted to the parent company. At June 30, l998, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $15,425,000 and $2,483,000, respectively.

NOTE F--CONTINGENCIES

  In January 1994, a securities class action complaint was filed against the Company and certain of its present or former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint, which was denied in January 1998. Discovery is proceeding. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE G--RELATED PARTY TRANSACTIONS

  In March 1998, the Company extended two loans in the amounts of $400,000 and $500,000 to an executive officer in connection with his employment by the Company. The $400,000 loan, together with interest at 6% per annum, is to be forgiven in four equal installments on June 25, 1998, 1999, 2000 and 2001. The Company recognizes compensation expense in the amount of both the loan and interest to be forgiven during the applicable fiscal period. The $500,000 loan is interest free with a term of ten years to be repaid in 2008. Both loans are secured by a deed of trust pertaining to the executive officer's principal home in California. Pursuant to the loan agreements, any loan balance and/or accrued interest amount will become due and payable if the executive officer resigns or is terminated for cause. In July 1998, the Company funded an unsecured loan of $150,000, which is payable upon demand, to another executive officer. The loan is interest free and may be forgiven subject to certain conditions.

  During 1998, the Company paid $10,000 for consulting fees to a director of the Company. The Company paid $47,000 and $36,000 for marketing research in 1997 and 1996, respectively, to a firm whose managing director was also a director of the Company until August 1996. During 1995, two executive officers exercised stock options in exchange for notes of $43,000 bearing interest at approximately 6% per annum, payable annually. The notes were collateralized by the stock issued upon exercise of the stock options and were recorded as an offset against common stock. Such notes were repaid in 1997 and 1998, respectively. During 1993, the Company made a $95,000 unsecured 5% loan to an executive officer which was repaid in 1996.

NOTE H--BENEFIT PLANS

  401(k) Plans. The Company's U.S. and Puerto Rico employees are eligible to participate in the Company's 401(k) plans. The Company's discretionary contributions vest immediately and were $143,000, $105,000 and $102,000 in 1998, 1997 and 1996, respectively.

NOTE I--SHAREHOLDERS' EQUITY

  Stock Options. The Company has a stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none has been granted. The Company's shareholders have approved a plan under which the number of shares reserved for issuance under the stock option plan will automatically increase each July by an amount equal to 3% of the Company's outstanding shares as of the last trading day of the Company's immediately preceding fiscal year. In July 1998, the number of shares reserved for issuance increased by 473,000. In addition, the Company has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of the Company's common stock on the date of grant and expire no later than ten years from the date of grant. Options granted to employees and consultants prior to fiscal 1999 and options granted to non-employee directors are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the three years following the date of grant. Options granted to employees and consultants after fiscal 1998 are generally exercisable at 25% at the end of the first year and 2.08% for each month thereafter for the following three years.

  Stock option activity for the three years ended June 30, 1998 is as follows:

                                           OPTIONS OUTSTANDING
                               SHARES   --------------------------
                              AVAILABLE  NUMBER   WEIGHTED AVERAGE
                              FOR GRANT OF SHARES  EXERCISE PRICE
                              --------- --------- ----------------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
   Balances at June 30, 1995     280      1,577        $ 7.52
    Authorized                   650         --            --
    Granted                     (871)       871         17.64
    Exercised                     --       (427)         3.67
    Canceled                     370       (370)        21.12
                                ----      -----
   Balances at June 30, 1996     429      1,651         10.80
    Authorized                   467         --            --
    Granted                     (483)       483         14.57
    Exercised                     --       (333)         5.47
    Canceled                     262       (262)        15.30
                                ----      -----
   Balances at June 30, 1997     675      1,539         12.37
    Authorized                   476         --            --
    Granted                     (789)       789         12.61
    Exercised                     --        (75)         7.45
    Canceled                     123       (123)        14.80
    Expired                       --         (5)         1.75
                                ----      -----
   Balances at June 30, 1998     485      2,125         12.49
                                ====      =====

  At June 30, 1998, 1997 and 1996, the number of shares and weighted average exercise price underlying exercisable options were 867,000 at $11.48, 573,000 at $11.08 and 593,000 at $7.24, respectively. The weighted average fair value, using the Black-Scholes method, of options granted was $5.17 in 1998, $6.62 in 1997 and $9.02 in 1996.

  The stock option activity includes the cancelation of options for 297,000 shares in April 1996 and the corresponding grant of new options in April 1996 at an exercise price of $11.98, the fair market value on the date of the new grants. The new options began revesting in April 1996. At the beginning of fiscal 1999, the Company offered its employees and directors a stock option repricing program in which new options were granted at an exchange rate of three shares for every four shares and one share for every two shares, respectively, of unexercised options as of July 14, 1998. The corresponding grant of new options in July 1998 was at an exercise price of $6.44, the fair market value on the date of the new grants. The new options retain the same vesting and expiration dates as the old options. The new options also contain a blackout period and are not exercisable until January 14, 1999. As a result, 1,260,000 old options were surrendered by employees for 945,000 new options, and 262,000 old options were returned by directors for 131,000 new options.

  Additional information regarding options outstanding as of June 30, 1998 is as follows:

                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
 ------------------------------------------------------------------------------------------------
                                  WEIGHTED AVERAGE                                    WEIGHTED
     RANGE OF          NUMBER        REMAINING     WEIGHTED AVERAGE    NUMBER         AVERAGE
 EXERCISE PRICES     OF SHARES    CONTRACTUAL LIFE  EXERCISE PRICE    OF SHARES    EXERCISE PRICE
 ------------------------------------------------------------------------------------------------
                   (IN THOUSANDS)    (IN YEARS)                     (IN THOUSANDS)
 $ 2.38 -- $ 8.94        664            7.3             $ 7.44           373           $ 7.58
   9.00 --  13.25        587            7.8              12.26           241            11.87
  13.50 --  16.00        606            8.9              15.52            61            14.19
  16.25 --  22.75        268            6.4              18.68           192            17.74
                       -----                                             ---
   2.38 --  22.75      2,125            7.8              12.49           867            11.48
                       =====                                             ===

  As discussed in Note A, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Compensation expense has been recognized in the financial statements for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of 1996. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected life, six months after vesting in 1998, one year after vesting in 1997 and one and one half years after vesting in 1996; stock volatility, 58% in both 1998 and 1997, and 63% in 1996; risk free interest rate, 5% to 6.5%; and no dividends during the expected term. The Company's calculations are based on the multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma consolidated net loss would have been $5,647,000 ($0.36 per share--basic, $0.36 per share--diluted) in 1998, pro forma consolidated net earnings would have been $10,527,000 ($0.67 per share--basic, $0.66 per share--diluted) in 1997 and $4,776,000 ($0.31 per share--basic, $0.30 per share--diluted) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

  In addition, Linfinity has a stock option plan under which options may be granted to purchase shares of Linfinity's authorized but unissued common stock with similar terms to the Company's stock option plan. During September 1997, Linfinity reserved an additional 500,000 shares of common stock for issuance under this plan, for a total of 2,500,000 shares of common stock. As of June 30, 1998, there were options outstanding to purchase 1,763,000 shares of Linfinity common stock at exercise prices ranging from $0.50 to $3.15 with a weighted average exercise price of $2.61 and 544,000 shares available for grant. As of June 30, 1998, there were exercisable options to purchase 757,000 shares of common stock at a weighted average exercise price of $2.08. The fair values of fiscal 1998, 1997 and 1996 option awards were not significant.

  Employee Stock Purchase Plan. The Company has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of the Company's common stock at 85% of the fair market value at certain specified dates. Under this plan, 205,000 shares of common stock have been reserved and were available for issuance as of June 30, 1998.

  Under SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility,

58% in both 1998 and 1997 and 63% in 1996; risk free interest rates, 4.8% to 5.9%; and no dividends during the expected term. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $4.51, $4.68 and $4.94, respectively.

  Common Share Purchase Rights. The Company has a shareholder rights plan which authorizes the issuance of one common share purchase right for each share of common stock. The rights expire in December 2000 and are not exercisable or transferable apart from the common stock until the occurrence of certain events. Such events include the acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender or exchange offer for 30% or more of the Company's outstanding common stock. If the rights become exercisable, each right entitles its holder to purchase one new share of common stock at an exercise price of $25.00, subject to certain antidilution adjustments. Additionally, if the rights become exercisable, a holder will be entitled, under certain circumstances, to purchase, for the exercise price, shares of common stock of the Company or in other cases, of the acquiring company, having a market value of twice the exercise price of the right. Under certain conditions, the Company may redeem the rights for a price of $0.01 per right or exchange each right not held by the acquirer for one share of the Company's common stock.

  Stock Repurchase Program. In April 1997, the Company's Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock to be used in conjunction with shares issued under the Company's stock option and employee stock purchase plans. The Company repurchased 268,000 shares and 90,000 shares in 1998 and 1997, respectively. In September 1998, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock, once the April 1997 program is completed.

NOTE J--BUSINESS SEGMENT INFORMATION

  Industry Segment Information is as follows:

                                                    YEAR ENDED JUNE 30,
                                                 ---------------------------
                                                   1998      1997     1996
                                                 --------  -------- --------
                                                       (IN THOUSANDS)
   Net Sales:
    Telecom Solutions                            $ 73,311  $ 89,718 $ 68,243
    Linfinity Microelectronics Inc.                47,270    54,637   37,795
                                                 --------  -------- --------
                                                 $120,581  $144,355 $106,038
                                                 ========  ======== ========
   Gross Profit Margin:
    Telecom Solutions                            $ 36,293  $ 44,015 $ 31,266
    Linfinity Microelectronics Inc.                 7,982    21,929   14,948
                                                 --------  -------- --------
                                                 $ 44,275  $ 65,944 $ 46,214
                                                 ========  ======== ========
   Research and development expense:
    Telecom Solutions                            $ 12,387  $ 12,866 $  9,581
    Linfinity Microelectronics Inc.                 6,423     5,591    5,832
                                                 --------  -------- --------
                                                 $ 18,810  $ 18,457 $ 15,413
                                                 ========  ======== ========
   Selling, general and administrative expense:
    Telecom Solutions                            $ 19,090  $ 21,101 $ 15,805
    Linfinity Microelectronics Inc.                11,496    10,388    6,733
                                                 --------  -------- --------
                                                 $ 30,586  $ 31,489 $ 22,538
                                                 ========  ======== ========
   Operating income (loss):
    Telecom Solutions                            $  4,816  $ 10,048 $  5,880
    Linfinity Microelectronics Inc.                (9,937)    5,950    2,383
                                                 --------  -------- --------
                                                 $ (5,121) $ 15,998 $  8,263
                                                 ========  ======== ========
   Identifiable assets:
    Telecom Solutions                            $ 84,688  $ 89,924 $ 62,574
    Linfinity Microelectronics Inc.                30,205    39,381   30,957
                                                 --------  -------- --------
                                                 $114,893  $129,305 $ 93,531
                                                 ========  ======== ========
   Accounts receivable, net:
    Telecom Solutions                            $ 10,541  $ 11,224 $ 10,653
    Linfinity Microelectronics Inc.                 5,806    10,125    3,891
                                                 --------  -------- --------
                                                 $ 16,347  $ 21,349 $ 14,544
                                                 ========  ======== ========
   Inventories, net:
    Telecom Solutions                            $ 11,589  $ 13,281 $ 10,530
    Linfinity Microelectronics Inc.                 5,209     8,742    7,317
                                                 --------  -------- --------
                                                 $ 16,798  $ 22,023 $ 17,847
                                                 ========  ======== ========
   Depreciation and amortization expense:
    Telecom Solutions                            $  5,056  $  3,575 $  2,654
    Linfinity Microelectronics Inc.                 3,330     2,973    2,517
                                                 --------  -------- --------
                                                 $  8,386  $  6,548 $  5,171
                                                 ========  ======== ========
   Capital expenditures:
    Telecom Solutions*                           $  2,962  $ 20,074 $  3,832
    Linfinity Microelectronics Inc.                 3,528     3,812    5,260
                                                 --------  -------- --------
                                                 $  6,490  $ 23,886 $  9,092
                                                 ========  ======== ========

  --------
  * The 1997 amount includes $8,750 for a facility acquired under capital lease.

  Major Customers and Export Sales. No customer accounted for 10% or more of the Company's net sales in 1998 and 1996. In 1997, one of Telecom Solutions' customers accounted for 16% of the Company's total net sales. The Company's export sales, which were primarily to the Far East, Western Europe, Canada and Latin America accounted for 27%, 26% and 28% of the Company's net sales in 1998, 1997 and 1996, respectively. Export sales to the Far East accounted for 12%, 16%, and 13% of the Company's net sales in 1998, 1997 and 1996, respectively.

NOTE K--QUARTERLY RESULTS AND STOCK MARKET DATA (UNAUDITED)

  Quarterly results and stock market data are as follows:

                                     FIRST  SECOND   THIRD   FOURTH    TOTAL
                                    QUARTER QUARTER QUARTER  QUARTER    YEAR
                                    ------- ------- -------  -------  --------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Fiscal Year 1998
   Net sales:
    Telecom Solutions               $18,453 $19,737 $16,786  $18,335  $ 73,311
    Linfinity Microelectronics Inc.  15,530  14,600   7,422    9,718    47,270
                                    ------- ------- -------  -------  --------
     Total                           33,983  34,337  24,208   28,053   120,581
    Gross profit (loss)              16,181  16,716    (141)  11,519    44,275
    Operating income (loss)           3,437   4,288 (12,263)    (583)   (5,121)
    Earnings (loss) before income
     taxes                            3,665   4,567 (11,994)    (378)   (4,140)
    Net earnings (loss)               2,683   3,433  (7,483)    (163)   (1,530)
    Basic earnings (loss) per share     .17     .22    (.47)    (.01)     (.10)
    Diluted earnings (loss) per
     share                              .17     .21    (.47)    (.01)     (.10)
    Common stock price range (A):
     High                                18  18 5/8  12 1/4  7 13/16    18 5/8
     Low                             14 1/8  10 3/8 6 15/16    5 3/8     5 3/8
  Fiscal Year 1997
   Net sales:
    Telecom Solutions               $20,002 $21,551 $23,534  $24,631  $ 89,718
    Linfinity Microelectronics Inc.  12,021  13,896  14,220   14,500    54,637
                                    ------- ------- -------  -------  --------
     Total                           32,023  35,447  37,754   39,131   144,355
    Gross profit                     13,657  16,110  17,511   18,666    65,944
    Operating income                  2,600   3,896   4,424    5,078    15,998
    Earnings before income taxes      2,910   4,203   4,792    5,432    17,337
    Net earnings                      2,258   3,262   3,719    4,215    13,454
    Basic earnings per share            .14     .21     .23      .27       .85
    Diluted earnings per share          .14     .20     .23      .26       .83
    Common stock price range (A):
     High                            15 5/8  20 5/8  20 5/8   17 3/4    20 5/8
     Low                             11 7/8 14 7/16  13 7/8   12 1/2    11 7/8

  --------
  (A) The Company's common stock trades on The Nasdaq Stock Market under the symbol SYMM. At June 30, 1998, there were approximately 1,300 shareholders of record. Common stock prices are closing prices as reported on the Nasdaq Stock Market System. The Company has not paid cash dividends during the last two fiscal years and has no present plans to do so.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Symmetricom, Inc.

  We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-----------------------
DELOITTE & TOUCHE LLP

San Jose, California
July 22, 1998
(September 3, 1998, as to the last sentence of Note I)

                                                                     SCHEDULE II

                               SYMMETRICOM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                  BALANCE  CHARGED
                                    AT     TO COSTS            BALANCE
                                 BEGINNING   AND    DEDUCTIONS AT END
                                  OF YEAR  EXPENSES     (1)    OF YEAR
                                 --------- -------- ---------- -------
Year ended June 30, 1998:
 Accrued warranty expense         $2,741    $2,051    $  798   $3,994
 Allowance for doubtful accounts  $  457    $  735    $  713   $  479
Year ended June 30, 1997:
 Accrued warranty expense         $2,088    $1,966    $1,313   $2,741
 Allowance for doubtful accounts  $  330    $  210    $   83   $  457
Year ended June 30, 1996:
 Accrued warranty expense         $2,520    $1,105    $1,537   $2,088
 Allowance for doubtful accounts  $  339    $   16    $   25   $  330

--------
(1) Deductions represent costs charged or amounts written off against the reserve or allowance.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     Symmetricom, Inc.

                                               /s/ Roger A. Strauch
Date: September 24, 1998             By________________________________________
                                                 (ROGER A. STRAUCH)
                                         CHIEF EXECUTIVE OFFICER AND CHIEF
                                                  FINANCIAL OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL
                                                    FINANCIAL AND
                                                ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURES                              TITLE                    DATE
                ----------                              -----                    ----

         /s/ Roger A. Strauch               Director, Chief Executive     September 24, 1998
___________________________________________  Officer and Chief Financial
            (ROGER A. STRAUCH)               Officer (Principal
                                             Executive Officer,
                                             Principal Financial and
                                             Accounting Officer)

         /s/ Mary A. Rorabaugh              Vice President, Finance and   September 24, 1998
___________________________________________  Secretary
            (MARY A. RORABAUGH)

         /s/ Richard W. Oliver              Chairman of the Board         September 24, 1998
___________________________________________
            (RICHARD W. OLIVER)

         /s/ William D. Rasdal              Director                      September 24, 1998
___________________________________________
            (WILLIAM D. RASDAL)

          /s/ Robert M. Wolfe               Director                      September 24, 1998
___________________________________________
             (ROBERT M. WOLFE)


   EXHIBIT
    NUMBER                            INDEX OF EXHIBITS
   -------                            -----------------
 3.1(1)       Restated Articles of Incorporation.
 3.2(2)       Certificate of Amendment to Restated Articles of Incorporation
              filed December 11, 1990.
 3.3(9)       Certificate of Amendment to Restated Articles of Incorporation
              filed October 27, 1993.
 3.4(13)      Bylaws, as amended June 30, 1997.
 4.1(3)       Common Shares Rights Agreement dated December 6, 1990, between
              Silicon General, Inc. and Manufacturers Hanover Trust Company of
              California, including the form of Rights Certificate and the
              Summary of Rights attached thereto as Exhibits A and B,
              respectively.
 4.2(4)       Amendment to the Common Shares Rights Agreement dated February 5,
              1993 between Silicon General, Inc. and Chemical Trust Company of
              California, formerly Manufacturers Hanover Trust Company of
              California, including the form of Rights Certificate and the
              Summary of Rights attached thereto as Exhibits A and B,
              respectively.
 10.1(5)(14)  Amended and Restated Non-Qualified Stock Option Plan (1982), with form of Employee Non-Qualified Stock Option (1982 Plan).
 10.2(10)(14) 1990 Director Option Plan (as amended through October 25, 1995).
 10.3(5)(14)  Form of Director Option Agreement.
 10.4(14)     1990 Employee Stock Plan (as amended through June 29, 1998).
 10.5(5)(14)  Forms of Stock Option Agreement, Restricted Stock Purchase
              Agreement, Tandem Stock Option/SAR Agreement, and Stock
              Appreciation Right Agreement for use with the 1990 Employee Stock
              Plan.
 10.6(12)(14) 1994 Employee Stock Purchase Plan (as amended through December 1,
              1996).
 10.7(14)     Consulting Agreement between the Company and Richard W. Oliver dated June 1, 1998.
 10.8(14)     Consulting Agreement between the Company and William D. Rasdal dated August 1, 1998.
 10.9(9)      Lease Agreement by and between Navstar Systems Limited, a
              subsidiary of the Company, and Baker Hughes Limited dated April
              22, 1994.
 10.10(11)    Lease Agreement by and between the Company and Nexus Equity, Inc.
              dated June 10, 1996.
 10.11        Fourth Amendment to the Revolving Credit Loan Agreement between the Company and Comerica Bank-California dated June 26, 1998.
 10.12        First Amended and Restated Revolving Credit Loan Agreement
              between the Company and Comerica Bank-California dated June 29,
              1998.
 10.13(6)     Form of Indemnification Agreement.
 10.14(8)     Linfinity Microelectronics Inc. Common Stock and Series A
              Preferred Stock Purchase Agreement dated June 28, 1993.
 10.15(8)     Tax Sharing Agreement between Linfinity Microelectronics Inc. and the Company dated June 28, 1993.
 10.16(8)     Intercompany Services Agreement between Linfinity
              Microelectronics Inc. and the Company dated June 28, 1993.
 10.17(8)(14) Linfinity Microelectronics Inc. 1993 Stock Option Plan with form of Stock Option Agreement.
 10.18(8)     Linfinity Microelectronics Inc. Form of Indemnification
              Agreement.
 10.19(14)    Employment offer letter by and between the Company and Thomas W.
              Steipp, President and Chief Operating Officer, Telecom Solutions
              dated February 19, 1998.
 10.20(7)     Agreement for Sale and Purchase of the Navstar Business of Radley
              Services Limited.
 10.21(7)     Agreement for the Sale and Purchase of Certain Assets of Navstar
              Electronics, Inc.

  EXHIBIT
  NUMBER                             INDEX OF EXHIBITS
  -------                            -----------------
 10.22(14) Promissory Notes Secured by Deed of Trust issued by Thomas W. Steipp to the Company dated March 24, 1998.
 10.23     Intercompany Revolving Loan Agreement between Linfinity
           Microelectronics Inc. and the Company dated August 15, 1998.
 10.24(14) Promissory Note issued by James Peterson to Linfinity
           Microelectronics Inc. dated July 13, 1998.
 21.1      Subsidiaries of the Company.
 23.1      Independent Auditors' Consent and Report on Schedule.
 27.1      Financial Data Schedule.

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

 (5) Incorporated by reference from Exhibits to Registration Statement on From S-8 filed with the Securities and Exchange Commission on December 24, 1990.

 (6) Incorporated by reference from Exhibits to the 1990 Proxy Statement.

 (7) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1993.

 (8) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

 (9) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(10) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

(11) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(12) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(13) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(14) Indicates a management contract or compensatory plan or arrangement.