Form 10-Q
period 1998-09-30
SYMMETRICOM INC
filed 1998-10-23
CIK 82628

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         COMMISSION FILE NUMBER 0-2287

                               SYMMETRICOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          California                                         No. 95-1906306
          (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            2300 Orchard Parkway, San Jose, California  95131-1017
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

      Registrant's telephone number, including area code:  (408) 943-9403


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                          ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              CLASS                    OUTSTANDING AS OF October 16, 1998
              -----                    ----------------------------------

           Common Stock                            15,731,619


===============================================================================

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX


                                                                    Page
                                                                    ----

       PART I.  FINANCIAL INFORMATION
       ------------------------------

       Item 1.  Financial Statements:

            Consolidated Balance Sheets --
              September 30, 1998 and June 30, 1998                   3

            Consolidated Statements of Operations --
              Three months ended September 30, 1998 and 1997         4

            Consolidated Statements of Cash Flows --
              Three months ended September 30, 1998 and 1997         5

            Notes to Consolidated Financial Statements               6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                          19

       PART II.  OTHER INFORMATION
       ---------------------------

       Item 6.  Exhibits and Reports on Form 8-K                     20

       SIGNATURES                                                    21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               SYMMETRICOM, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)
                                                                                  September 30,       June 30,
                                                                                      1998              1998
                                                                                      ----              ----
                                                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                            $ 21,732         $ 31,369
 Short-term investments                                                                 16,321            2,973
                                                                                      --------         --------
   Cash and investments                                                                 38,053           34,342
 Accounts receivable, net                                                               15,811           16,347
 Inventories                                                                            15,196           16,798
 Other current assets                                                                    8,976            8,257
                                                                                      --------         --------
   Total current assets                                                                 78,036           75,744

Property, plant and equipment, net                                                      37,113           38,334
Other assets, net                                                                        1,123              815
                                                                                      --------         --------
                                                                                      $116,272         $114,893
                                                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                     $  5,460         $  5,585
 Accrued liabilities                                                                    15,127           14,388
 Current maturities of long-term obligations                                               532              215
                                                                                      --------         --------
   Total current liabilities                                                            21,119           20,188

Long-term obligations                                                                    8,596            8,368
Deferred income taxes                                                                    2,042            1,980

Shareholders' equity:
 Preferred stock, no par value:
   Authorized--500 shares
   Issued--none                                                                             --               --
 Common stock, no par value:
   Authorized--32,000 shares
   Issued and outstanding--15,731 and 15,772 shares                                     23,713           23,892
 Retained earnings                                                                      60,802           60,465
                                                                                      --------         --------
   Total shareholders' equity                                                           84,515           84,357
                                                                                      --------         --------
                                                                                      $116,272         $114,893
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

                                                  SYMMETRICOM, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                                                               Three months ended
                                                                                                  September 30,
                                                                                          -----------------------------

                                                                                             1998             1997
                                                                                             ----             ----
Net sales                                                                                  $29,198           $33,983
Cost of sales                                                                               17,305            17,802
                                                                                           -------           -------
   Gross profit                                                                             11,893            16,181
Operating expenses:
 Research and development                                                                    4,602             4,603
 Selling, general and administrative                                                         7,165             8,141
                                                                                           -------           -------
   Operating income                                                                            126             3,437
Interest income                                                                                477               520
Interest expense                                                                              (180)             (292)
                                                                                           -------           -------
   Earnings before income taxes                                                                423             3,665
Income taxes                                                                                    86               982
                                                                                           -------           -------
   Net earnings                                                                            $   337           $ 2,683
                                                                                           =======           =======

Basic earnings per share                                                                      $.02              $.17
                                                                                           =======           =======
Weighted average shares outstanding--basic                                                  15,801            15,903
                                                                                           =======           =======

Diluted earnings per share                                                                 $   .02           $   .17
                                                                                           =======           =======
Weighted average shares outstanding--diluted                                                15,827            16,242
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

                                                 SYMMETRICOM, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                            Three months ended
                                                                                               September 30,
                                                                                          ----------------------

                                                                                          1998              1997
                                                                                          ----              ----
Cash flows from operating activities:
 Cash received from customers                                                           $ 29,061          $ 34,232
 Cash paid to suppliers and employees                                                    (25,774)          (32,522)
 Interest received                                                                           510               319
 Interest paid                                                                              (180)             (292)
 Income taxes refund (paid)                                                                  866              (533)
                                                                                        --------          --------
   Net cash provided by operating activities                                               4,483             1,204
                                                                                        --------          --------
Cash flows from investing activities:
 Purchases of short-term investments                                                     (15,348)           (6,619)
 Maturities of short-term investments                                                      2,000            12,500
 Purchases of plant and equipment, net                                                      (791)           (1,549)
 Other                                                                                      (347)               (4)
                                                                                        --------          --------
   Net cash provided by (used for) investing activities                                  (14,486)            4,328
                                                                                        --------          --------
Cash flows from financing activities:
 Repayment of long-term obligations                                                          (50)           (5,620)
 Proceeds from issuance of long-term obligations                                             595                --
 Proceeds from issuance of common stock                                                      402               777
 Repurchase of common stock                                                                 (581)             (824)
                                                                                        --------          --------
   Net cash provided by (used for) financing activities                                      366            (5,667)
                                                                                        --------          --------

   Net decrease in cash and cash equivalents                                              (9,637)             (135)
   Cash and cash equivalents at beginning of period                                       31,369            28,203
                                                                                        --------          --------
   Cash and cash equivalents at end of period                                           $ 21,732          $ 28,068
                                                                                        ========          ========

Reconciliation of net earnings to net cash provided by
 operating activities:
 Net earnings                                                                           $    337          $  2,683
 Depreciation and amortization                                                             2,045             2,084
 Net deferred income taxes                                                                   (13)              131
 Changes in assets and liabilities:
   Accounts receivable, net                                                                  536               956
   Inventories                                                                             1,602              (761)
   Accounts payable                                                                         (125)           (1,712)
   Accrued liabilities                                                                       739            (1,734)
   Other                                                                                    (638)             (443)
                                                                                        --------          --------
   Net cash provided by operating activities                                            $  4,483          $  1,204
                                                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein have been prepared by Symmetricom, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.
Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

    In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1998, the results of operations for the three month period then ended and its cash flows for the three month period then ended. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                               September 30,       June 30,
                                                    1998             1998
                                                    ----             ----
                                                       (In thousands)

               Raw materials                      $ 2,813          $ 3,875
               Work-in-process                      6,171            6,215
               Finished goods                       6,212            6,708
                                                  -------          -------
                                                  $15,196          $16,798
                                                  =======          =======

3. Recent Accounting Pronouncements. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which requires the presentation of basic and diluted earnings per share information. Basic earnings per share, which replaces primary earnings per share, is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which replaces fully diluted earnings per share, is computed by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, using the treasury stock method. All prior period earnings per share data presented have been restated to conform with the provisions of this Statement.

    Effective September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At September 30, 1998 and 1997, and for the three months then ended, other comprehensive income did not have any material impact on the Company's financial position and results of operations.

    In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information," was issued, which requires the Company to report and display certain information related to operating segments. The statement is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt SFAS 131 starting with its fiscal year ending June 30, 1999. It is not expected that the adoption of this statement will have any material impact on the Company's financial position and results of operations.

    In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

4. Contingencies. In January 1994, a securities class action complaint was filed against the Company and certain of its present or former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint, which was denied in January 1998. Discovery is proceeding. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

  The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including the factors listed below.

  Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancellation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycles associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. For example, net sales for the first quarter of fiscal 1999 were $29.2 million, compared to $34.0 million for the first quarter of fiscal 1998, due in part to the factors described above. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. For example, when net sales declined to $29.2 million for the first quarter of fiscal 1999 from $34.0 million for the first quarter of fiscal 1998, the Company's earnings before income taxes fell to $.4 million for the first quarter of fiscal 1999 from earnings before income taxes of $3.7 million for the first quarter of fiscal 1998, due, in part, to the factors described above. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

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

  Customer Concentration.   A relatively small number of customers has
historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. In fiscal 1997, AT&T Corporation (AT&T), a Telecom Solutions customer, accounted for 16% of the Company's total net sales. No customer accounted for 10% or more of net sales in fiscal years 1998 and 1996. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996, but decreased to $8.1 million in fiscal 1998. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

  New Product Development.   The market for the Company's products is
characterized by rapidly changing technologies, frequent new product introductions, evolving industry standards and changes in end-user requirements. Technological advancements could render the Company's products obsolete and unmarketable. The Company's success will depend on its ability to respond to changing technologies and customer requirements and on its ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. Delays in new product development or delays in production startup could have a material adverse effect on the Company's business, financial condition and results of operations. Such delays have happened in the past, and there can be no assurance that such delays will not recur, or that the Company will successfully respond to technological changes and develop and introduce new or enhanced products, or that such new or enhanced products will achieve market acceptance.

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

  Competition; Pricing Pressure.   The Company believes that competition in the
telecommunications and semiconductor industries in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due, in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among Telecom Solutions' largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of Telecom Solutions. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. In addition, as part of its license and supply agreement with Linfinity, IMP, Inc. has the right to manufacture, market, and sell the small computer system interface (SCSI) terminators line of products through its own sales force in direct competition with Linfinity. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience significant pricing pressures in all of its markets and has experienced price erosion in several product lines, including low dropout regulators and pulse width modulators. In addition, the continuing trend toward lower-priced personal computers has intensified pricing pressures in certain related markets served by Linfinity. Linfinity's response has been to attempt to increase the volume of units shipped and to attempt to introduce new products with higher average selling prices, but there can be no assurance that the Company will be able to fully offset the impact of this severe price erosion. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers, which, in each case, could materially and adversely affect the Company's business, financial condition and results of operations.

  Dependence on Foundries, Assembly and Test Services. Although Linfinity uses its own semiconductor fabrication facility to manufacture bipolar wafers, it utilizes IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its bipolar complementary metal oxide semiconductor (BiCMOS) wafers. However, while reliance on an outside foundry may reduce capital expenditures and fixed costs, it increases certain risks significantly, including limited control of: delivery schedules; manufacturing yields; production costs; and wafer supply, particularly during periods of rapidly fluctuating demand. In the event that Linfinity's outside foundry, as a result of financial or operating difficulties or otherwise, is unable or unwilling to continue supplying wafers to Linfinity in the quantities and with the yields required by Linfinity, there can be no assurance that Linfinity will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields, or that Linfinity would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. Irrespective of cause, delayed or reduced wafer supply or reduced manufacturing yields could result in delayed shipments or canceled orders, which, in either case, could materially and adversely affect the Company's business, financial condition and results of operations.

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

  Proprietary Technology.   The Company's success will depend, in part, on its
ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company has United States and international patents and patent applications pending that cover certain technology used by its Telecom Solutions and Linfinity operations. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive position. The telecommunications and semiconductor industries are both characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While the Company intends to continue its efforts to obtain patents whenever possible, there can be no assurance that patents will be issued or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to the Company. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although the Company is not currently party to any intellectual property litigation, from time to time it has received claims asserting that the Company has infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future, or that any such claims will not result in costly litigation or require the Company to obtain a license for such intellectual property rights regardless of the merit of such claims.
No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

  Environmental Matters.   The Company's operations are subject to numerous
federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Failure to comply with such regulations could result in suspension or cessation of the Company's operations, or could subject the Company to significant liabilities. Although the Company periodically reviews its facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially and adversely affect the Company's business, financial condition and results of operations.

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

  Risks Associated with International Sales.   The Company's export sales, which
were primarily to the Far East, Western Europe, Canada and Latin America accounted for 27%, 26% and 28% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. Export sales to the Far East accounted for 12%, 16% and 13% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the economic instability that continues to be experienced by certain Asian countries may adversely affect export sales to the Far East during the second quarter of fiscal 1999 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asian region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

  International sales may be subject to certain additional risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. To date, sales and purchase obligations denominated in foreign currencies have not been significant. However, if, in the future, a higher portion of such sales and purchases are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. The Company does not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets. There can be no assurance that such factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify significantly its current business practices. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the United States.

     Inventory Risks. Although the Company believes that it currently has appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, there can be no assurance that such provisions will be adequate. The Company's business, financial condition and results of operations may be materially and adversely affected, if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

  Uncertainties Regarding Sales to Distributors. The percentage of the Company's sales sold through distributors, particularly at Linfinity, has generally increased over the past several years, although such percentage fluctuates from quarter to quarter. Sales to distributors, either contractually or by industry custom, may be subject to certain rights of return and other allowances for which the Company maintains reserves. However, there can be no assurance that such reserves will be adequate. The Company's business, financial condition and results of operations may be materially and adversely affected, if actual allowances significantly exceed amounts reserved therefor.

  Changes to Effective Tax Rate.   The Company's effective tax rate is affected
by the proportion of earnings (loss) before income taxes that the Company derives from its Telecom Solutions operation, compared to its Linfinity operation. The effective tax rate in fiscal 1998 was magnified by the significant loss at Linfinity, which was subject to higher tax rates from its United States jurisdictions, offset by the earnings at Telecom Solutions. Most of Telecom Solutions' Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This results in an overall lower effective tax rate for Telecom Solutions. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

  Fluctuations in Stock Price.   The Company's stock price has been and may
continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors, could have an immediate and significant adverse effect on the trading price of the Company's common stock.

  Year 2000 Compliance Risks. The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and has recently begun the process of compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of fiscal 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

  The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, the Company does not expect to incur material expenses in connection with any required remediation efforts.

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

  The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business, fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

  The Company operates in two different industry segments. Telecom Solutions, a division of the Company, designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Linfinity Microelectronics Inc. (Linfinity), a subsidiary of the Company, designs, manufactures and markets linear and mixed signal integrated circuits, as well as systems-engineered modules primarily for use in power management and communication applications in commercial, industrial, and defense and space markets.

  Net sales for the three months ended September 30, 1998 and 1997 were as follows:

                                                       1998    1997
                                                       -----   -----
                                                       (In millions)

   Net sales:
     Telecom Solutions                                 $18.6   $18.5
     Linfinity Microelectronics Inc.                    10.6    15.5
                                                       -----   -----
          Total                                        $29.2   $34.0
                                                       =====   =====

  Net sales decreased by $4.8 million (14%) to $29.2 million in the first quarter of fiscal 1999 from $34.0 million in the first quarter of fiscal 1998. Telecom Solutions net sales increased slightly by $0.1 million (1%) to $18.6 million in the first quarter of fiscal 1999 from $18.5 million in the corresponding period of fiscal 1998. This increase reflects relatively flat sales in synchronization products and lower sales by Telecom Solutions' Navstar subsidiary into the digitally enhanced cordless telephone (DECT) market, offset by slightly higher sales of transmission products. Linfinity's net sales decreased by $4.9 million (32%) to $10.6 million in the first quarter of fiscal 1999 from $15.5 million in the first quarter of fiscal 1998, due to increased price pressure from component manufacturers supplying the personal computer market and a shift in sales to lower-priced products.

  Gross profit percentages for the three months ended September 30, 1998 and 1997 were as follows:

                                                        1998    1997
                                                        ----    ----
   Gross profit percentages:
     Telecom Solutions                                   48%     52%
     Linfinity Microelectronics Inc.                     28%     43%

     The Company's gross profit, as a percentage of net sales, decreased to 41% in the first quarter of fiscal 1999, compared to 48% in the first quarter of fiscal 1998, primarily due to lower production volumes and lower average selling prices. Telecom Solutions' gross profit decreased to 48% in the first quarter of fiscal 1999, compared to 52% in the first quarter of fiscal 1998, due to less favorable manufacturing efficiencies and lower production volumes. Linfinity's gross profit decreased to 28% in the first quarter of fiscal 1999, compared to 43% in the first quarter of fiscal 1998, primarily due to increased price pressure from component manufacturers supplying the personal computer market, a shift in sales to lower-priced products and lower production volumes.

     Research and development expense for the three months ended September 30, 1998 and 1997 was as follows:

                                                       1998    1997
                                                       -----   -----
                                                       (In millions)
   Research and development expense:
     Telecom Solutions                                $ 3.3   $ 3.2
     Linfinity Microelectronics Inc.                    1.3     1.4
                                                      -----   -----
          Total                                       $ 4.6   $ 4.6
                                                      =====   =====

     Research and development expense was $4.6 million (or 16% of net sales) in the first quarter of fiscal 1999, compared to $4.6 million (or 14% of net sales) in the first quarter of fiscal 1998. Telecom Solutions' research and development expense increased slightly by $0.1 million to $3.3 million (or 18% of net sales) in the first quarter of fiscal 1999, compared to $3.2 million (or 17% of net sales) in the first quarter of fiscal 1998, primarily due to continued high investments in new products and core technology, with a slight increase due to higher prototyping expense. Linfinity's research and development expense decreased slightly by $0.1 million to $1.3 million (or 12% of net sales) in the first quarter of fiscal 1999, compared to $1.4 million (or 9% of net sales) in the first quarter of fiscal 1998, as Linfinity continues to focus on new product development.

     Selling, general and administrative expense for the three months ended September 30, 1998 and 1997 was as follows:

                                                       1998    1997
                                                       -----   -----
                                                       (In millions)
   Selling, general and administrative expense:
     Telecom Solutions                                $ 5.1   $ 4.7
     Linfinity Microelectronics Inc.                    2.1     3.5
                                                      -----   -----
          Total*                                      $ 7.2   $ 8.1
                                                      =====   =====
     *May not add due to rounding.

     Selling, general and administrative expense decreased to $7.2 million (or 25% of net sales) in the first quarter of fiscal 1999 from $8.1 million (or 24% of net sales) in the first quarter of fiscal 1998. Telecom Solutions' selling, general and administrative expense increased $0.4 million to $5.1 million (or 27% of net sales) in the first quarter of fiscal 1999, compared to $4.7 million (or 25% of net sales) in the first quarter of fiscal 1998, primarily due to increased sales and marketing expense related to higher sales-based incentive compensation and expanded sales support and product promotion. Linfinity's selling, general and administrative expense decreased $1.4 million to $2.1 million (or 20% of net sales) in the first quarter of fiscal 1999, compared to $3.5 million (or 22% of net sales) in the first quarter of fiscal 1998, primarily due to lower selling expenses associated with lower sales and lower earnings-based incentive compensation.

     Interest income was flat at $0.5 million for the first quarter of fiscal 1999 and 1998.

     Interest expense decreased $0.1 million to $0.2 million in the first quarter of fiscal 1999, compared to $0.3 million in the first quarter of fiscal 1998, primarily due to Linfinity's note payable, which was repaid in full in September 1997.

     The Company's effective tax rate was 20% in the first quarter of fiscal 1999, compared to 27% in the first quarter of fiscal 1998. The fiscal 1999 effective tax rate is primarily affected by the proportion of earnings (loss) before income taxes between Telecom Solutions and Linfinity. The effective tax rate for fiscal 1999 is also expected to be lower than the federal tax rate, due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net income in the first quarter of fiscal 1999 decreased to $0.3 million or $.02 per share (diluted), compared to $2.7 million or $.17 per share (diluted) in the first quarter of fiscal 1998.

  Liquidity and Capital Resources

  Working capital increased to $56.9 million at September 30, 1998 from $55.6 million at June 30, 1998, while the current ratio slightly decreased to 3.7 to
1.0 from 3.8 to 1.0. The decrease in the current ratio resulted primarily from the reduction in inventories. During the same period, cash, cash equivalents and short-term investments increased to $38.1 million from $34.3 million, primarily due to $4.5 million in cash provided from operating activities, $0.6 million in proceeds from issuance of long-term obligations and $0.4 million in proceeds from issuance of common stock, offset by $0.8 million used for capital expenditures and $0.6 million used for the repurchase of the Company's common stock. At September 30, 1998, the Company had $6.7 million of unused credit available under its bank line of credit.

  The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At September 30, 1998, the Company had no material outstanding commitments to purchase capital equipment.

   Year 2000 Issue

   The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and has recently begun the process of compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of fiscal 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

   The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, the Company does not expect to incur material expenses in connection with any required remediation efforts.

   As the process of compiling an inventory of non-IT systems proceeds and as the other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems are experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially and adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties, who provide goods or services essential to the Company's business, fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

   Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $16.3 million as of September 30, 1998. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 1998, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

   Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $1.7 million at September 30, 1998, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

   Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially and adversely affect the Company.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

                10.6(1) 1994 Employee Stock Purchase Plan (as amended through July 27, 1998).

                27.1     Financial Data Schedule

          (1) Incorporated by reference from Exhibits to 1998 Definitive Proxy Materials filed with the Securities Exchange Commission on October 5,1998.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYMMETRICOM, INC.
                                (Registrant)

DATE:  October 23, 1998         By:
                                /s/ Roger A. Strauch
                                --------------------
                                Roger A. Strauch
                                Director, Chief Executive Officer
                                and Chief Financial Officer
                                (for Registrant, Principal Executive Officer and
                                as Principal Financial and Accounting Officer)