Form 10-Q
period 1998-12-31
SYMMETRICOM INC
filed 1999-02-04
CIK 82628

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1998

                                       or

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ TO ____________
                                      Commission file number  0-2287

                               SYMMETRICOM, INC.
            (Exact name of registrant as specified in its charter)

     California                                        No. 95-1906306
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                2300 Orchard Parkway, San Jose, CA  95131-1017
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

      Registrant's telephone number, including area code: (408) 943-9403


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   Yes    X         No _______
                                                  -----


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by a court.     Yes _______      No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     CLASS                    OUTSTANDING AS OF February 2, 1999
     -----                    ----------------------------------
 Common Stock                              15,097,712

================================================================================

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                    Page
                                                                                                    ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements:

     Consolidated Balance Sheets
         December 31, 1998 and June 30, 1998                                                          3

     Consolidated Statements of Operations -
         Three and six months ended December 31, 1998 and 1997                                        4

     Consolidated Statements of Cash Flows -
         Six months ended December 31, 1998 and 1997                                                  5

     Notes to Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                          8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  19

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                                         20

Item 6.  Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                           22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                               SYMMETRICOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                           December 31,          June 30,
                                                               1998                1998
                                                               ----                ----
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 22,533             $ 31,369
  Short-term investments                                      13,916                2,973
                                                            --------             --------
     Cash and investments                                     36,449               34,342
  Accounts receivable, net                                    16,164               16,347
  Inventories                                                 15,157               16,798
  Other current assets                                         8,790                8,257
                                                            --------             --------
     Total current assets                                     76,560               75,744

Property, plant and equipment, net                            36,287               38,334
Other assets, net                                              1,133                  815
                                                            --------             --------
                                                            $113,980             $114,893
                                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  5,479             $  5,585
  Accrued liabilities                                         16,200               14,388
  Current maturities of long-term obligations                    553                  215
                                                            --------             --------
     Total current liabilities                                22,232               20,188

Long-term obligations                                          8,525                8,368
Deferred income taxes                                          1,954                1,980

Shareholders' equity:
  Preferred stock, no par value:
     Authorized 500 shares
     Issued none                                                  --                   --
  Common stock, no par value:
     Authorized 32,000 shares
     Issued and outstanding 15,042 and 15,772 shares          19,810               23,892
  Retained earnings                                           61,459               60,465
                                                            --------             --------
     Total shareholders' equity                               81,269               84,357
                                                            --------             --------
                                                            $113,980             $114,893
                                                            ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended              Six Months Ended
                                          December 31,                   December 31,
                                       1998          1997            1998           1997
                                       ----          ----            ----           ----
Net sales                           $31,004       $34,337         $60,202        $68,320
Cost of sales                        18,182        17,621          35,487         35,423
                                    -------       -------         -------        -------
   Gross profit                      12,822        16,716          24,715         32,897
Operating expenses:
 Research and development             4,679         5,017           9,281          9,620
 Selling, general and
  administrative                      7,599         7,411          14,764         15,552
                                    -------       -------         -------        -------
   Operating income                     544         4,288             670          7,725
Interest income                         471           461             948            981
Interest expense                       (180)         (182)           (360)          (474)
                                    -------       -------         -------        -------
   Earnings before income taxes         835         4,567           1,258          8,232
Income taxes                            178         1,134             264          2,116
                                    -------       -------         -------        -------
   Net earnings                     $   657       $ 3,433         $   994        $ 6,116
                                    =======       =======         =======        =======

Basic earnings per share            $   .04       $   .22         $   .06        $   .39
                                    =======       =======         =======        =======
Weighted average shares
 outstanding-basic                   15,406        15,852          15,604         15,878
                                    =======       =======         =======        =======

Diluted earnings per share          $   .04       $   .21         $   .06        $   .38
                                    =======       =======         =======        =======
Weighted average shares
 outstanding-diluted                 15,432        16,089          15,630         16,166
                                    =======       =======         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                               1998       1997
                                                             ---------  ---------
Cash flows from operating activities:
  Cash received from customers                               $ 59,696   $ 66,768
  Cash paid to suppliers and employees                        (52,915)   (62,602)
  Interest received                                               977        644
  Interest paid                                                  (360)      (474)
  Income taxes refund (paid)                                      573     (1,926)
                                                             --------   --------
     Net cash provided by operating activities                  7,971      2,410
                                                             --------   --------
Cash flows from investing activities:
  Purchases of short-term investments                         (24,943)    (8,682)
  Maturities of short-term investments                         14,000     13,500
  Purchases of plant and equipment, net                        (1,914)    (3,771)
  Other                                                          (363)        (4)
                                                             --------   --------
     Net cash provided by (used for) investing activities     (13,220)     1,043
                                                             --------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations                 595         --
  Repayment of long-term obligations                             (100)    (5,651)
  Proceeds from issuance of common stock                          402      1,101
  Repurchase of common stock                                   (4,484)    (2,951)
                                                             --------   --------
     Net cash used for financing activities                    (3,587)    (7,501)
                                                             --------   --------
     Net decrease in cash and cash equivalents                 (8,836)    (4,048)
     Cash and cash equivalents at beginning of period          31,369     28,203
                                                             --------   --------
     Cash and cash equivalents at end of period              $ 22,533   $ 24,155
                                                             ========   ========

Reconciliation of net earnings to net cash provided by
 operating activities:
  Net earnings                                               $    994   $  6,116
  Depreciation and amortization                                 4,029      4,170
  Net deferred income taxes                                        11     (1,004)
  Changes in assets and liabilities:
    Accounts receivable,net                                       183       (811)
    Inventories                                                 1,641     (4,269)
    Accounts payable                                             (106)      (203)
    Accrued liabilities                                         1,812     (1,606)
    Tax benefit from employee stock plan                           --        500
    Other                                                        (593)      (483)
                                                             --------   --------
    Net cash provided by operating activities                $  7,971   $  2,410
                                                             ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation.  The consolidated financial statements included
     ---------------------
herein have been prepared by Symmetricom, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1998, the results of operations for the three and six month periods then ended and its cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2.   Inventories. Inventories are stated at the lower of cost (first-in, first-
     -----------
out) or market. Inventories consist of:

                                             December 31,       June 30,
                                                1998              1998
                                                ----              ----
                                                    (In thousands)
          Raw materials                      $ 2,732            $ 3,875
          Work-in-process                      6,725              6,215
          Finished goods                       5,700              6,708
                                             -------            -------
                                             $15,157            $16,798
                                             =======            =======

3.   Recent Accounting Pronouncements.  Effective September 30, 1998, the
     --------------------------------
Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At December 31, 1998 and 1997, and for the three and six month periods then ended, other comprehensive income did not have any material impact on the Company's financial position and results of operations.

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

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position and results of operations.

4.   Contingencies.  In January 1994, a securities class action complaint was
     -------------
filed against the Company and certain of its present and former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint, which was denied in January 1998. Discovery is proceeding. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management, after consultation with counsel, believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancellation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycle associated with the Company's products, cyclical conditions in the telecommunications and semiconductor industries, fluctuations in manufacturing yields and other factors. For example, net sales for the second quarter of fiscal 1999 were $31.0 million, compared to $34.3 million for the second quarter of fiscal 1998, due in part to factors described above. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. For example, when net sales declined to $31.0 million for the second quarter of fiscal 1999 from $34.3 million for the second quarter of fiscal 1998, the Company's earnings before income taxes fell to $0.8 million for the second quarter of fiscal 1999 from earnings before income taxes of $4.6 million for the second quarter of fiscal 1998, due in part to the factors described above. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

     Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of the Company's quarterly net sales is often dependent upon orders received and shipped during that quarter, of which, a significant portion may be received during the last month or even the last days of that quarter. The semiconductor industry has recently experienced a change towards significantly shorter lead times resulting in an increased dependence by the Company's Linfinity Microelectronics Inc. subsidiary ("Linfinity") upon orders received and shipped during the same quarter. The timing of the receipt and shipment of even one large order may have a significant impact on the Company's net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict the Company's quarterly results even during the final days of a quarter.

  Risks Associated with Linfinity Microelectronics Strategic Partner Initiative. In July 1998, the Company began the process to identify alternatives to provide greater financial resources for executing Linfinity's marketing strategy. The Company engaged BT Alex.Brown Inc. to assist Symmetricom in executing this element of its business strategy. Although the Company has current negotiations in process with respect to this strategic partner initiative, there can be no assurance that such initiative will occur, or that if such initiative does occur that it would not result in significant one-time write-offs or contingent liabilities, any of which could materially adversely affect the Company's business, financial condition, results of operations and the price of the Company's common stock. Additionally, the Company's success is highly dependent upon Linfinity's ability to attract and retain its key personnel during this inherently disruptive process. The competition for such employees is intense. The Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the strategic partner initiative and on the Company's business, financial condition and results of operations.

  Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. In fiscal 1997, AT&T Corporation (AT&T), a customer of the Company's Telecom Solutions division ("Telecom Solutions"), accounted for 16% of the Company's total net sales. No customer accounted for 10% or more of net sales in fiscal years 1998 and 1996. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996, but decreased to $8.1 million in fiscal 1998. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Competition; Pricing Pressure. The Company believes that competition in the telecommunications and semiconductor industries in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. In the telecommunications market, Telecom Solutions' primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among Telecom Solutions' largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of Telecom Solutions. In the semiconductor market, Linfinity competes with a number of large multinational companies and smaller niche companies. In addition, as part of its license and supply agreement with Linfinity, IMP, Inc. has the right to manufacture, market, and sell the small computer system interface (SCSI) terminators line of products through its own sales force in direct competition with Linfinity. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience significant pricing pressures in all of its markets and has experienced price erosion in several product lines, including low dropout regulators and pulse width modulators. In addition, the continuing trend toward lower-priced personal computers has intensified pricing pressures in certain related markets served by Linfinity. Linfinity's response has been to attempt to increase the volume of units shipped and to attempt to introduce new products with higher average selling prices, but there can be no assurance that the Company will be able to fully offset the impact of this severe price erosion. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers, which, in each case, could materially and adversely affect the Company's business, financial condition and results of operations.

  Dependence on Foundries, Assembly and Test Services. Although Linfinity uses its own semiconductor fabrication facility to manufacture bipolar wafers, it utilizes IMP, Inc., an independent semiconductor foundry located in San Jose, California, to supply most of its bipolar complementary metal oxide semiconductor (BiCMOS) wafers. However, while reliance on an outside foundry may reduce capital expenditures and fixed costs, it increases certain risks significantly, including limited control of: delivery schedules, manufacturing yields, production costs, and wafer supply, particularly during periods of rapidly fluctuating demand. In the event that Linfinity's outside foundry, as a result of financial or operating difficulties or otherwise, is unable or unwilling to continue supplying wafers to Linfinity in the quantities and with the yields required by Linfinity, there can be no assurance that Linfinity will be able to identify and qualify additional manufacturing sources in a timely manner, that any such additional manufacturing sources would be able to produce wafers with acceptable manufacturing yields, or that Linfinity would not experience delays in product availability, quality problems, increased costs or disruption in product development activities. Irrespective of cause, delayed or reduced wafer supply or reduced manufacturing yields could result in delayed shipments or canceled orders, which, in either case, could materially and adversely affect the Company's business, financial condition and results of operations.

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

  Governmental Regulations. Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most the Company's domestic telecommunications customers. Similar government oversight also exists in the international market. Although the Company is generally not directly affected by such legislation, the effects of such regulation on the Company's customers may, in turn, adversely impact the Company's business, financial condition and results of operations. For instance, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and subject to change by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business, financial condition and results of operations.

  Risks Associated with International Sales. The Company's export sales, which were primarily to the Far East, Western Europe, Canada and Latin America accounted for 27%, 26% and 28% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. Export sales to the Far East accounted for 12%, 16% and 13% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the economic instability that continues to be experienced by certain Asian countries may adversely affect export sales to the Far East during the third quarter of fiscal 1999 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asian region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

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

  Uncertainties Regarding Sales to Distributors. The percentage of the Company's sales sold through distributors, at both Linfinity and Telecom Solutions, has generally increased over the past several years, although such percentage fluctuates from quarter to quarter. Sales to distributors, either contractually or by industry custom, may be subject to certain rights of return and other allowances for which the Company maintains reserves. However, there can be no assurance that such reserves will be adequate. The Company's business, financial condition and results of operations may be materially and adversely affected, if actual allowances significantly exceed amounts reserved.

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

  Year 2000 Compliance Risks. The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and is compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remedy their Year 2000 issues.
Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunications service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

  The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, the Company does not expect to incur material expenses in connection with any required remediation efforts.

  As the process of compiling an inventory of non-IT systems proceeds and as other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business, fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of calendar year 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

  The statements set forth above regarding Year 2000 matters are "Year 2000 Readiness Disclosures," as defined in the Year 2000 Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271).

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

  Net sales for the three and six month periods ended December 31, 1998 and 1997 were as follows:

                                        Three months ended   Six months ended
                                           December 31,        December 31,
                                        ------------------   ----------------
                                         1998        1997     1998      1997
                                        ------      ------   ------    ------
                                                     (In millions)
Net sales:
 Telecom Solutions                       $19.6      $19.7    $38.2      $38.2
 Linfinity Microelectronics Inc.          11.4       14.6     22.0       30.1
                                         -----      -----    -----      -----
                                         $31.0      $34.3    $60.2      $68.3
                                         =====      =====    =====      =====

  Net sales decreased by $3.3 million (10%) to $31.0 million in the second quarter of fiscal 1999 from $34.3 million in the second quarter of fiscal 1998. Net sales decreased by $8.1 million (12%) to $60.2 million in the first half of fiscal 1999 from $68.3 million in the first half of fiscal 1998. Telecom Solutions' net sales were basically flat in both the second quarter and first half of fiscal 1999 compared to the corresponding periods of fiscal 1998. This sales activity reflects flat sales of synchronization products and lower sales by Telecom Solutions' Navstar subsidiary in the digitally enhanced cordless telephone (DECT) market, offset by higher sales of transmission products. Linfinity's net sales decreased by $3.2 million (22%) to $11.4 million and by $8.1 million (27%) to $22.0 million in the second quarter and first half of fiscal 1999, respectively, compared to the corresponding periods of fiscal 1998. These decreases were due to increased price pressure from component manufacturers supplying the personal computer market and a shift in sales to lower-priced products.

  Gross profit percentages for the three and six month periods ended December 31, 1998 and 1997 were as follows:

                                             Three months ended        Six months ended
                                                 December 31,             December 31,
                                             -------------------       -----------------
                                             1998           1997       1998         1997
                                             ----           ----       ----         ----
     Gross profit percentages:
          Telecom Solutions                   47%            51%        48%          51%
          Linfinity Microelectronics Inc.     31%            46%        29%          44%

     The Company's gross profit, as a percentage of net sales, decreased to 41% in both the second quarter and first half of fiscal 1999, compared to 49% and 48% in the second quarter and first half of fiscal 1998, respectively. Telecom Solutions' gross profit decreased to 47% and 48% in the second quarter and first six months of fiscal 1999, respectively, compared to 51% in both the corresponding periods of fiscal 1998, due to less favorable manufacturing efficiencies, lower production volumes and less favorable sales channel mix. Linfinity's gross profit decreased to 31% and 29% in the second quarter and first half of fiscal 1999, respectively, compared to 46% and 44% in the corresponding periods of fiscal 1998, primarily due to increased price pressure from component manufacturers supplying the personal computer market, a shift in sales to lower-priced products and lower production volumes.

     Research and development expense for the three and six month periods ended December 31, 1998 and 1997 was as follows:

                                             Three months ended        Six months ended
                                                 December 31,             December 31,
                                             -------------------       -----------------
                                             1998           1997       1998         1997
                                             ----           ----       ----         ----
                                                             (In millions)
     Research and development expense:
       Telecom Solutions                     $3.4           $3.3       $6.7         $6.4
       Linfinity Microelectronics Inc.        1.3            1.7        2.6          3.2
                                             ----           ----       ----         ----
                                             $4.7           $5.0       $9.3         $9.6
                                             ====           ====       ====         ====

     Research and development expense was $4.7 million (or 15% of net sales) and $9.3 million (or 15% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $5.0 million (or 15% of net sales) and $9.6 million (or 14% of net sales) in the corresponding periods of fiscal 1998. Telecom Solutions' research and development expense was $3.4 million (or 17% of net sales) and $6.7 million (or 17% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $3.3 million (or 17% of net sales) and $6.4 million (or 17% of net sales) in the corresponding periods of fiscal 1998. These increases were primarily due to continued high investment in new products and core technology. Linfinity's research and development expense was $1.3 million (or 11% of net sales) and $2.6 million (or 12% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $1.7 million (or 12% of net sales) and $3.2 million (or 11% of net sales) in the corresponding periods of fiscal 1998.

These decreases were primarily due to higher expense levels in the corresponding periods of fiscal 1998 associated with new product and process developments.

     Selling, general and administrative expense for the three and six month periods ended December 31, 1998 and 1997 was as follows:

                                                  Three months ended        Six months ended
                                                      December 31,             December 31,
                                                  -------------------       -----------------
                                                  1998           1997       1998         1997
                                                  ----           ----       ----         ----
                                                                   (In million)
     Selling, general and administrative expense:
       Telecom Solutions                          $5.4           $4.5      $10.5        $ 9.2
       Linfinity Microelectronics Inc.             2.2            2.9        4.3          6.4
                                                  ----           ----      -----        -----
                                                  $7.6           $7.4      $14.8        $15.6
                                                  ====           ====      =====        =====

     Selling, general and administrative expense was $7.6 million (or 25% of net sales) and $14.8 million (or 25% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $7.4 million (or 22% of net sales) and $15.6 million (or 23% of net sales) in the corresponding periods of fiscal 1998. Telecom Solutions' selling, general and administrative expense was $5.4 million (or 28% of net sales) and $10.5 million (or 27% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $4.5 million (or 23% of net sales) and $9.2 million (or 24% of net sales) in the corresponding periods of fiscal 1998. These increases were primarily due to higher sales-based incentive compensation, expanded sales support and product promotion, and higher administrative expenses. Linfinity's selling, general and administrative expense was $2.2 million (or 19% of net sales) and $4.3 million (or 19% of net sales) in the second quarter and first half of fiscal 1999, respectively, compared to $2.9 million (or 20% of net sales) and $6.4 million (or 21% of net sales) in the corresponding periods of fiscal 1998. These decreases were primarily due to lower selling expenses associated with lower sales and lower administrative expenses.

     Interest income was basically flat at $0.5 million and $0.9 million in the second quarter and first half of fiscal 1999, respectively, compared to the corresponding periods of fiscal 1998.

     Interest expense was flat at $0.2 million in the second quarter of fiscal 1999 and decreased to $0.4 million in the first half of fiscal 1999 compared to $0.2 million and $0.5 million in the corresponding periods of fiscal 1998. The interest expense decrease in the first six months of fiscal 1999 was primarily due to Linfinity's note payable, which was repaid in full in September 1997.

     The Company's effective tax rate was 21% in both the second quarter and first half of fiscal 1999, compared to 25% and 26% in the corresponding periods of fiscal 1998. The fiscal 1999 effective tax rate is primarily affected by the proportion of earnings (loss) before income taxes between Telecom Solutions and Linfinity. The effective tax rate for fiscal 1999 is also expected to be lower than the federal tax rate, due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net earnings in the second quarter of fiscal 1999 were $0.7 million or $.04 per share (diluted) compared to $3.4 million or $.21 per share (diluted) in the same period of fiscal 1998. Net earnings for the first half of fiscal 1999 were $1.0 million or $.06 per share (diluted) compared to $6.1 million or $.38 per share (diluted) in the same period of fiscal 1998.

     Liquidity and Capital Resources

     Working capital decreased to $54.3 million at December 31, 1998 from $55.6 million at June 30, 1998, and the current ratio decreased to 3.4 to 1.0 from 3.8 to 1.0. The decrease in the current ratio resulted primarily from the reduction in inventories and increases in incentive compensation and net deferred revenue. During the same period, cash, cash equivalents and short-term investments increased to $36.4 million from $34.3 million, primarily due to $8.0 million in cash provided by operating activities, $0.6 million in proceeds from issuance of long-term obligations and $0.4 million in proceeds from issuance of common stock, offset by $1.9 million used for capital expenditures and $4.5 million used for the repurchase of the Company's common stock. At December 31, 1998, the Company had $6.7 million of unused credit available under its bank line of credit.

     The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At December 31, 1998, the Company had no material outstanding commitments to purchase capital equipment.

     Year 2000 Issue

     The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and is compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remedy their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunications service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

     The Company estimates that the expenses it has incurred to date to address Year 2000 issues have not been material and, although it has not completed its full assessment of its Year 2000 readiness, the Company does not expect to incur material expenses in connection with any required remediation efforts.

     As the process of compiling an inventory of non-IT systems proceeds and as other efforts of the Year 2000 Project Team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's Year 2000 Project Team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 Project Team will develop contingency plans in the event that any third parties who provide goods or services essential to the Company's business, fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of calendar year 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The statements set forth above regarding Year 2000 matters are "Year 2000 Readiness Disclosures," as defined in the Year 2000 Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $13.9 million as of December 31, 1998. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1998, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

     Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $2.0 million at December 31, 1998, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company's Annual Meeting of Shareholders was held on November 9,
          1998.

(b)       All director candidates: Richard W. Oliver, Roger A. Strauch, William
          D. Rasdal, Robert M. Wolfe, Robert M. Neumeister and Krish A. Prabhu were duly elected.

(c)(i)    The votes for the director candidates were as follows:

          Nominee                       Votes For      Votes Withheld
          -------                       ---------      --------------

          Richard W. Oliver             15,011,651         158,776
          Roger A. Strauch              15,016,859         153,568
          William D. Rasdal             14,993,455         176,972
          Robert M. Wolfe               15,035,900         134,527
          Robert M. Neumeister          15,017,295         153,132
          Krish A. Prabhu               15,014,385         156,042

          There were no abstentions or broker non-votes with respect to election of directors.

(c)(ii) The size of the Company's Board of Directors was increased to four to seven members. The votes were as follows:

                                                         Broker
               For       Against        Abstain        non-votes
               ---       -------        -------        ---------

            8,522,599    197,703         54,576        6,395,549

(c)(iii) The Company's Employee Stock Purchase Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased from 450,000 shares to 850,000 shares. The votes were as follows:

                                                         Broker
               For       Against        Abstain        non-votes
               ---       -------        -------        ---------

            14,326,088   761,261         83,078            0

(c)(iv) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The votes were as follows:

                                                         Broker
               For       Against        Abstain        non-votes
               ---       -------        -------        ---------

            15,030,991   100,949         38,487            0

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          3.4       Bylaws, as amended December 1, 1998.
          10.25     Employment offer letter by and between the Company and Roger
                    A. Strauch dated November 9, 1998.
          10.26 Strategic Partner Bonus Plan between Linfinity Microelectronics Inc. and James J. Peterson dated November 18, 1998.
          10.27 Retention Bonus Plan between Linfinity Microelectronics Inc. and James J. Peterson dated November 18, 1998.
          10.28 Promissory Note issued by Thomas W. Steipp to the Company dated January 25, 1999.
          10.29 Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Company dated January 25, 1999.
          10.30 Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., a California corporation, as Beneficiary.
          27.1      Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYMMETRICOM, INC.
                                            (Registrant)


DATE:  February 4, 1999                 By:  /s/ Thomas W. Steipp
     -------------------------               ---------------------------------
                                             Thomas W. Steipp
                                             Director, Chief Executive Officer
                                             and Chief Financial Officer (for
                                             Registrant, Principal Executive
                                             Officer and as Principal Financial
                                             and Accounting Officer)