Form 10-Q
period 1999-03-31
SYMMETRICOM INC
filed 1999-05-12
CIK 82628

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                       or

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

       Registrant's telephone number, including area code: (408) 943-9403


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.        Yes   X     No
                                                      -----      -----

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by a court.     Yes      No
                              -----   -----

                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     CLASS                    OUTSTANDING AS OF April 30, 1999
     -----                    --------------------------------
  Common Stock                          14,951,212

================================================================================

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX



                                                                     Page
                                                                     ----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements:

     Consolidated Balance Sheets-
          March 31, 1999 and June 30, 1998                             3

     Consolidated Statements of Operations-
          Three and nine months ended March 31, 1999 and 1998          4

     Consolidated Statements of Cash Flows-
          Nine months ended March 31, 1999 and 1998                    5

     Notes to Consolidated Financial Statements-                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  17

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                           18

Item 6.   Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                            19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               SYMMETRICOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                        March 31,  June 30,
                                                          1999       1998
                                                        ---------  ---------

ASSETS
Current assets:
  Cash and cash equivalents                              $ 27,175   $ 31,369
  Short-term investments                                    7,939      2,973
                                                         --------   --------
     Cash and investments                                  35,114     34,342
  Accounts receivable, net                                 14,349     10,541
  Inventories                                               9,700     11,589
  Other current assets                                      4,202      3,964
  Net assets of discontinued operations                    19,200     24,781
                                                         --------   --------
     Total current assets                                  82,565     85,217

Property, plant and equipment, net                         21,001     21,901
Other assets, net                                           1,111        807
                                                         --------   --------
                                                         $104,677   $107,925
                                                         ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,744   $  2,362
  Accrued liabilities                                      12,326     10,793
  Current maturities of long-term obligations                 574        215
                                                         --------   --------
     Total current liabilities                             16,644     13,370

Long-term obligations                                       8,453      8,368
Deferred income taxes                                       1,804      1,830

Shareholders' equity:
  Preferred stock, no par value:
     Authorized - 500 shares
     Issued - none                                            ---        ---
  Common stock, no par value:
     Authorized - 32,000 shares
     Issued and outstanding - 14,964 and 15,772 shares     19,375     23,892
  Retained earnings                                        58,401     60,465
                                                         --------   --------
     Total shareholders' equity                            77,776     84,357
                                                         --------   --------
                                                         $104,677   $107,925
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                 Three Months Ended          Nine Months Ended
                                       March 31,                  March 31,
                                 1999          1998          1999          1998
                             ------------  ------------  ------------  ------------
Net sales                        $19,737       $16,786       $57,926       $54,976
Cost of sales                     10,493         9,012        30,415        27,631
                                 -------       -------       -------       -------
    Gross profit                   9,244         7,774        27,511        27,345
Operating expenses:
 Research and development          3,490         3,051        10,151         9,470
 Selling, general and
  administrative                   5,032         4,733        15,678        14,306
                                 -------       -------       -------       -------
    Operating income                 722           (10)        1,682         3,569
Interest income                      386           437         1,280         1,332
Interest expense                    (178)         (183)         (538)         (549)
                                 -------       -------       -------       -------
   Earnings from
    continuing operations
     before income taxes             930           244         2,424         4,352
Income taxes                         195            55           509           975
                                 -------       -------       -------       -------
   Net earnings from
    continuing operations            735           189         1,915         3,377
Discontinued operations,
  net of tax:
 Earnings (loss) from
  operations                         113        (7,672)          (73)       (4,744)
 Estimated loss on sale           (3,906)          ---        (3,906)          ---
                                 -------       -------       -------       -------
   Loss from discontinued
    operations                    (3,793)       (7,672)       (3,979)       (4,744)
                                 -------       -------       -------       -------
   Net loss                      $(3,058)      $(7,483)      $(2,064)      $(1,367)
                                 =======       =======       =======       =======

Earnings (loss) per share
 - basic and diluted:
 Earnings from continuing
  operations                     $   .05       $   .01       $   .12       $   .21
 Discontinued operations            (.25)         (.49)         (.26)         (.30)
                                 -------       -------       -------       -------
Net loss                         $  (.20)      $  (.47)      $  (.13)      $  (.09)
                                 =======       =======       =======       =======
Weighted average shares
 outstanding-basic
 and diluted                      15,055        15,816        15,421        15,857
                                 =======       =======       =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                             1999        1998
                                                           ---------  ----------
Cash flows from operating activities:
  Cash received from customers                             $ 53,169    $ 55,094
  Cash paid to suppliers and employees                      (48,460)    (51,538)
  Loss from discontinued operations                          (3,979)     (4,744)
  Interest received                                           1,321       1,332
  Interest paid                                                (538)       (549)
  Income taxes refund (paid)                                    550        (529)
                                                           --------    --------
Net cash provided by (used for) operating activities of
  continuing operations                                       2,063        (934)
Net cash provided by (used for) discontinued operations       5,581      (4,026)
                                                           --------    --------
Net cash provided by (used for) operating activities          7,644      (4,960)
                                                           --------    --------

Cash flows from investing activities:
  Purchases of short-term investments                       (32,966)    (17,198)
  Maturities of short-term investments                       28,000      16,500
  Purchases of plant and equipment, net                      (2,444)     (2,369)
  Increase in notes receivable                                  ---        (900)
  Other                                                        (355)        ---
                                                           --------    --------
Net cash used for investing activities                       (7,765)     (3,967)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long-term obligations               595         176
  Repayment of long-term obligations                           (151)       (151)
  Proceeds from issuance of common stock                        709       1,529
  Repurchase of common stock                                 (5,226)     (2,951)
                                                           --------    --------
Net cash used for financing activities                       (4,073)     (1,397)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (4,194)    (10,324)
Cash and cash equivalents at beginning of period             31,369      28,203
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 27,175    $ 17,879
                                                           ========    ========




                                  (Continued)

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                                 (In thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                     March 31,
                                                                 1999       1998
                                                               --------  ----------
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings from continuing operations                    $ 1,915     $ 3,377
    Loss from discontinued operations                           (3,979)     (4,744)
    Net cash provided by (used for) discontinued operations      5,581      (4,026)
    Depreciation and amortization                                3,384       3,804
    Net deferred income taxes                                       12        (159)
    Changes in assets and liabilities:
        Accounts receivable, net                                (3,808)        218
        Inventories                                              1,889         432
        Accounts payable                                         1,382      (2,234)
        Accrued liabilities                                      1,533      (1,809)
        Tax benefit from employee stock plan                       ---         500
        Other                                                     (265)       (319)
                                                               -------     -------
Net cash provided by (used for) operating activities           $ 7,644     $(4,960)
                                                               =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation.  The consolidated financial statements included
     ---------------------
herein have been prepared by Symmetricom, Inc. ("Symmetricom" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1999, the results of operations for the three and nine month periods then ended and its cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2.   Discontinued Operations.  On February 10, 1999, Symmetricom entered into a
     ------------------------
definitive agreement to sell its Linfinity Microelectronics Inc. ("Linfinity") subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The consideration to be paid to shareholders of Linfinity is $2.96 (the "Preferred Price Per Share") and $1.46 (the "Common Price Per Share"). The outstanding capital stock of Linfinity is comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There are stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options are entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million is payable to Symmetricom (including amounts currently held in escrow) and $0.5 million is payable to the former minority shareholders and optionholders of Linfinity.

     The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets to be disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. The loss from discontinued operations, net of tax, is comprised of:

                                                 Three Months Ended      Nine Months Ended
                                                       March 31,              March 31,
                                                  1999        1998       1999        1998
                                                ---------  ----------  ---------  ----------
(In thousands)
--------------
Net sales                                        $12,000    $  7,422    $34,013     $37,552
                                                 -------    --------    -------     -------
Earnings (loss) from operations before taxes     $   155    $(12,238)   $   (81)    $(8,114)
Income taxes                                          42      (4,566)        (8)     (3,370)
                                                 -------    --------    -------     -------
   Net earnings (loss)from operations                113      (7,672)       (73)     (4,744)
                                                 -------    --------    -------     -------
Estimated loss on sale                              (182)        ---       (182)        ---
Income taxes                                      (3,724)        ---     (3,724)        ---
                                                 -------    --------    -------     -------
   Net estimated loss on sale                     (3,906)        ---     (3,906)        ---
                                                 -------    --------    -------     -------
Loss from discontinued operations                $(3,793)   $ (7,672)   $(3,979)    $(4,744)
                                                 -------    --------    -------     -------

  The net assets retained and held for sale at March 31, 1999 are comprised of:

                                                                     Held
(In thousands)                     Total        Retained           for Sale
--------------                     -----        --------           --------
Current assets                   $17,733        $ 6,967           $10,766
Property, plant and
 equipment, net                   14,596            ---            14,596
Other assets                          17            ---                17
Current liabilities               (5,869)        (1,694)           (4,175)
Other liabilities                 (3,766)        (1,762)           (2,004)
                                 -------        -------           -------
Net assets of discontinued
 operations                      $22,711        $ 3,511           $19,200
                                 -------        -------           -------


3. Inventories. Inventories are stated at the lower of cost (first-in, first-
   -----------
out) or market. Inventories consist of:

                                            March 31,               June 30,
                                              1999                    1998
    (In thousands)                            ----                    ----
    --------------
    Raw materials                           $ 2,808                 $ 3,230
    Work-in-process                           2,952                   2,027
    Finished goods                            3,940                   6,332
                                            -------                 -------
                                            $ 9,700                 $11,589
                                            =======                 =======


4. Recent Accounting Pronouncements.  Effective September 30, 1998, the
   --------------------------------
Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At March 31, 1999 and 1998, and for the three and nine month periods then ended, other comprehensive income did not have any material impact on the Company's financial position and results of operations.

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

5. Contingencies.  In January 1994, a securities class action complaint was
   -------------
filed against the Company and certain of its present and former officers or directors in the United States District Court, Northern District of

California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint, which was denied in January 1998. Discovery is proceeding. The trial is scheduled to begin on July 10, 2000. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation, the volume and timing of orders from customers and shipments to customers, the cancellation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors'products, the long sales cycle associated with the Company's products, cyclical conditions in the telecommunications industry, fluctuations in manufacturing yields and other factors. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

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

     Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. Two customers, although not the same two customers in each year, accounted for 23%, 39% and 26% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future. For example, the Company's sales to AT&T increased to $22.5 million in fiscal 1997 from $2.6 million in fiscal 1996, but decreased to $8.1 million in fiscal 1998. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition; Pricing Pressure. The Company believes that competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. The Company believes that its primary competitors are Datum Inc. and Hewlett-Packard Company. In addition, due in part, to the enactment of The Telecommunications Act of 1996, which permits Regional Bell Operating Companies (RBOCs), which are among the Company's largest customers, to manufacture telecommunications equipment, RBOCs may increasingly become significant competitors of the Company. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience pricing pressures in all of its markets and has experienced price erosion in several product lines. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers, which, in each case, could materially and adversely affect the Company's business, financial condition and results of operations.

     Proprietary Technology. The Company's success will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. The Company relies on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company has United States and international patents and patent applications pending that cover certain technology used by its operations. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive position. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While the Company intends to continue its efforts to obtain patents whenever possible, there can be no assurance that patents will be issued or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to the Company. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although the Company is not currently party to any intellectual property litigation, from time to time it has received claims asserting that the Company has infringed the proprietary rights of others.
There can be no assurance that third parties will not assert infringement claims against the Company in the future, or that any such claims will not result in costly litigation or require the Company to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

     Potential Future Acquisitions. In the future, the Company may pursue acquisitions of product lines, technologies or businesses. Future acquisitions by the Company may result in the use of significant amounts of cash, potentially dilutive issuances of equity, incurrence of debt and amortization expenses related to goodwill and other intangible assets, each of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur there can be no assurance as to the effect thereof on the Company's business, financial condition and results of operations.

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

     Risks Associated with International Sales. The Company's export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 22%, 13% and 16% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the economic instability that continues to be experienced by certain Asian countries may adversely affect export sales to the Far East during the fourth quarter of fiscal 1999 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asian region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

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

     Changes to Effective Tax Rate. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This results in an overall lower effective tax rate for the Company. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

     Fluctuations in Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors, could have an immediate and significant adverse effect on the trading price of the Company's common stock.

     Year 2000 Compliance Risks. The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and is compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remedy their Year 2000 issues.
Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more significant internal or external Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. See "Results of Operations---Year 2000 Issue."

     The statements set forth above regarding Year 2000 matters are "Year 2000 Readiness Disclosures," as defined in the Year 2000 Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271).

Results of Operations

     The Company designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the telecommunications industry. Synchronization is fundamental to telecommunications services, as it is required for reliable transmission of data throughout a network. The

Company's core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System ("GPS") technologies, which provide highly accurate and uninterruptible timing that meets synchronization requirements of digital networks. The Company's newest synchronization products are marketed to companies in high-speed data networking, Internet infrastructure, cable telephony and wireless communications industries.

     The Company sold its Linfinity Microelectronics Inc. (Linfinity) semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The consideration to be paid to shareholders of Linfinity is $2.96 (the "Preferred Price Per Share") and $1.46 (the "Common Price Per Share"). The outstanding capital stock of Linfinity is comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There are stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options are entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million is payable to Symmetricom (including amounts currently held in escrow) and $0.5 million is payable to the former minority shareholders and optionholders of Linfinity.

     The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets to be disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded for all periods from the results discussed below, except where specifically stated otherwise. See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 above.

     The Company's net sales increased by $3.0 million (18%) to $19.7 million in the third quarter of fiscal 1999 from $16.8 million in the third quarter of fiscal 1998. Net sales increased by $3.0 million (5%) to $57.9 million in the first three quarters of fiscal 1999 from $55.0 million in the first three quarters of fiscal 1998. The increases in net sales in both the third quarter and first three quarters of fiscal 1999 compared to the corresponding periods of fiscal 1998 were primarily due to higher sales of synchronization and transmission products, partially offset by lower sales by the Company's Navstar subsidiary in the digitally enhanced cordless telephone (DECT) market.

     The Company's gross profit, as a percentage of net sales, increased to 47% in the third quarter of fiscal 1999 and decreased to 47% in the first three quarters of fiscal 1999, compared to 46% and 50% in the corresponding periods of fiscal 1998, respectively. The Company's gross profit decrease in the first three quarters of fiscal 1999 compared to the corresponding period of fiscal 1998 was primarily due to less favorable manufacturing efficiencies, lower production volumes and less favorable sales channel mix.

     Research and development expense was $3.5 million (or 18% of net sales) and $10.2 million (or 18% of net sales) in the third quarter and first three quarters of fiscal 1999, respectively, compared to $3.1 million (or 18% of net sales) and $9.5 million (or 17% of net sales) in the corresponding periods of fiscal 1998. These increases were primarily due to continued focus on investment in new products and core technology.

     Selling, general and administrative expense was $5.0 million (or 25% of net sales) and $15.7 million (or 27% of net sales) in the third quarter and first three quarters of fiscal 1999, respectively, compared to $4.7 million (or 28% of net sales) and $14.3 million (or 26% of net sales) in the corresponding periods of fiscal 1998. These increases were primarily due to higher sales-based incentive compensation, expanded sales support and product promotion, and higher administrative expenses.

     Interest income was essentially flat at $0.4 million and $1.3 million in the third quarter and first three quarters of fiscal 1999, respectively, compared to the corresponding periods of fiscal 1998.

     Interest expense was flat at $0.2 million and $0.5 million in the third quarter and first three quarters of fiscal 1999, respectively, compared to the corresponding periods of fiscal 1998.

     The Company's effective tax rate was 21% in both the third quarter and first three quarters of fiscal 1999, compared to 23% and 22% in the corresponding periods of fiscal 1998. The effective tax rate for fiscal 1999 is expected to be lower than the federal tax rate due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net earnings from continuing operations in the third quarter of fiscal 1999 were $0.7 million or $.05 per share (diluted) compared to $0.2 million or $.01 per share (diluted) in the same period of fiscal 1998. Net earnings from continuing operations for the first three quarters of fiscal 1999 were $1.9 million or $.12 per share (diluted) compared to $3.4 million or $.21 per share (diluted) in the same period of fiscal 1998.

     Loss from discontinued Linfinity operations in the third quarter of fiscal 1999 was $3.8 million or $.25 per share (diluted) compared to a loss of $7.7 million or $.49 per share (diluted) in the same period of fiscal 1998. Loss from discontinued Linfinity operations for the first three quarters of fiscal 1999 was $4.0 million or $.26 per share (diluted) compared to a loss of $4.7 million or $.30 per share (diluted) in the same period of fiscal 1998.

     As a result of the factors discussed above, the Company's net loss in the third quarter of fiscal 1999 including discontinued Linfinity operations was $3.1 million or $.20 per share (diluted) compared to a net loss of $7.5 million or $.47 per share (diluted) in the same period of fiscal 1998. The Company's net loss for the first three quarters of fiscal 1999 including discontinued Linfinity operations was $2.1 million or $.13 per share (diluted) compared to a net loss of $1.4 million or $.09 per share (diluted) in the same period of fiscal 1998.

     Liquidity and Capital Resources

     Working capital decreased to $65.9 million at March 31, 1999 from $71.8 million at June 30, 1998, and the current ratio decreased to 5.0 to 1.0 from 6.4 to 1.0. The decrease in the current ratio resulted primarily from the reduction in the net assets of discontinued operations and inventories, and increases in accounts receivable, incentive compensation and net deferred revenue. During the same period, cash, cash equivalents and short-term investments increased to $35.1 million from $34.3 million, primarily due to $7.6 million in cash provided by operating activities, $0.6 million in proceeds from issuance of long-term obligations and $0.7 million in proceeds from issuance of common stock, offset by $2.4 million used for capital expenditures, $5.2 million used for the repurchase of the Company's common stock and $0.5 million used for other investing and financing activities. At March 31, 1999, the Company had $6.7 million of unused credit available under its bank line of credit.

     The Company believes that cash, cash equivalents, short-term investments, funds generated from operations, proceeds from the sale of Linfinity and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At March 31, 1999, the Company had no material outstanding commitments to purchase capital equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $7.9 million as of March 31, 1999. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company. To the extent that the Company invests the proceeds from the sale of Linfinity in instruments subject to market risk, its overall exposure to market risk will correspondingly increase.

     Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $1.3 million at March 31, 1999, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

     The information required by this Item is disclosed in Note 5 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1  Financial Data Schedule.

(b)     Reports on Form 8-K.

       A current report on Form 8-K dated February 24, 1999 was filed to disclose on February 10, 1999, Symmetricom entered into a definitive agreement to sell its Linfinity Microelectronics Inc. subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement.

     A current report on Form 8-K dated April 29, 1999 was filed to disclose on April 14, 1999, Symmetricom completed the sale of its Linfinity Microelectronics Inc. subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SYMMETRICOM, INC.
                                          (Registrant)


DATE:     May 11, 1999                     By:
       ---------------------


                                           /s/   Thomas W. Steipp
                                          ---------------------------
                                           Thomas W. Steipp
                                           Director, Chief Executive Officer
                                           and Chief Financial Officer
                                           (for Registrant, Principal Executive
                                            Officer and as Principal Financial
                                            and Accounting Officer)