Form 10-K405
period 1999-06-30
SYMMETRICOM INC
filed 1999-09-23
CIK 82628

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

                    For the fiscal year ended June 30, 1999

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

             California                              No. 95-1906306
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   2300 Orchard Parkway, San Jose,
             California
                                                       95131-1017
   (Address of principal executive                     (Zip Code)
              offices)
       Registrant's telephone number, including area code (408) 943-9403
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at September 8, 1999 was approximately $122,057,206. The number of shares outstanding of the registrant's Common Stock at September 8, 1999 was 15,023,808.

                      Documents Incorporated by Reference

   Portions of the Symmetricom, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on or about September 23, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                                    PART I

Item 1. Business

   Symmetricom, Inc. (the "Company") was incorporated in California in 1956. Prior to April 14, 1999, the Company conducted its business through two separate operating units, Telecom Solutions, a telecommunications network equipment manufacturer, and Linfinity Microelectronics Inc. ("Linfinity"), an analog and mixed-signal integrated circuits manufacturer. On April 14, 1999, Symmetricom completed the sale of its Linfinity subsidiary to Microsemi Corporation, and the Company is now focused solely on its telecommunications network synchronization business.

   Symmetricom designs, manufactures, and markets advanced network synchronization and timing products, and intelligent access systems for the global communications marketplace. Symmetricom's time and frequency products control or "synchronize" the flow of information: voice, video, or data, in telecommunication networks. The Company's solutions play a critical role in the operation and quality of service of both traditional narrowband voice and data networks and emerging broadband multimedia communications networks, enabling its customers to maximize network efficiency in today's rapidly evolving public communications network environment.

   The Company, a pioneer in the development of Global Positioning System
(GPS) based synchronization equipment, shipped its first network synchronization product in 1985. Since that time, Symmetricom has become a leading supplier of telecommunications network synchronization and timing equipment to global network service providers. Symmetricom products are installed in wireline and wireless networks in more than 60 countries, and the Company believes that over 70% of network synchronization equipment installed in North America was supplied by Symmetricom. The Company also supplies intelligent network access systems to global network service providers.

   The Company's customers include: public network providers, Incumbent Local Exchange Carriers (ILECs), Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, Internet Service Providers
(ISPs) and communications original equipment manufacturers (OEMs).

 Industry Background

   The communications industry is undergoing rapid growth, driven by technology, global changes in government regulation, the needs of service providers and enterprises, and customer demand. Communications technology is moving from voice networking to data networking, and from circuit switching to packet switching.

   The factors driving this growth and change consist primarily of the following: increased demand for new, higher speed, higher capacity services such as Internet access; digital video and advanced wireless services; continuous technological development; the convergence of all voice, Internet/data and video network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment.

   The developing convergence of voice and data, wired and wireless, audio and video, and the Internet into integrated multimedia services transmitted over one network have prompted the development and use of "broadband" networks. Broadband networks feature the improved reliability and increased speed of transmission generally required for data and video transmission over the network. Growth in broadband network applications has resulted in increased investment in digital networks by network operators in order to expand network capacity and provide new applications and services to meet users' needs.

   The upgrading of existing networks from analog to digital and the installation of new wireline networks to meet this demand have resulted in an increased need for accurate and precise synchronization and timing equipment. Increased demand for new, higher-speed, higher-capacity services, such as Internet access, digital video, and advanced wireless services, has in turn resulted in substantial demands on network infrastructure over the past decade. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business, and delivering entertainment. In order to transfer voice, data, or video traffic from one line or network to another, both lines or segments of the network must operate at the same frequency within a very narrow tolerance. The failure to synchronize the components in digital networks may result in the loss of information, requiring re-transmission and thus decreasing network efficiency and increasing the costs to the network operator. As a result, digital systems have a greater need for accurate synchronization than traditional analog systems which is accomplished through the use of precise timing devices located throughout the networks.

 Markets

   Wireline Infrastructure Market. The principal customers for the Company's systems are network operators that provide wireline local, long distance, and international telecommunications services. This sector is growing as operators expand their networks in order to meet the growing demand for telecommunications services. Privatization, competition, and economic expansion have increased demand for networking systems in emerging markets. In these markets, new wireline networks are being installed to provide basic telephony service. In developed countries, increased demand for new services and government deregulation has encouraged the development of expanded networks, particularly in the local exchange and long distance markets. The expansion of wireline and wireless networks has led to an increased need for timing devices to synchronize the flow of information and maximize the efficiency of the networks.

   Network Access Market. In February 1996, the U.S. Congress enacted the Telecommunications Reform Act of 1996 (the "Telecommunications Act"), which opened competition for local loop access services to local telephone operators, long distance telephone companies, cable TV companies, electric utilities, and others. As a result of deregulation, new companies offering state-of-the-art, digital telecommunications networks that provide an alternative to the ILECs have entered the market. These companies, known as Competitive Local Exchange Carriers (CLECs), offer competitive services that include long distance, Internet, data transmission, private line, and local dial tone services. Traditionally, synchronization and timing have been provided to CLECs as part of the Service Level Agreements with ILECs who provide backhaul services to the CLECs. The Company believes that as these new service providers expand their wireline networks, the demand for timing devices will increase as the new competitive carriers elect to own their own synchronization equipment and maintain tighter control over the flow of information and the efficiency of their networks.

   Wireless Market. Investment in wireless network technology continues to grow, as wireless network operators convert older analog networks to digital technology and expand their digital wireless networks in order to improve transmission quality, increase network capacity, and expand network coverage. Both analog and digital cellular telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected to the wireline network through a network switch. In a wireless network, calls are segmented, transmitted over a wider spectrum of bandwidth, and reassembled by a receiver within the network. Without proper synchronization, signal degradation resulting from this process of segmentation and reassembly may result in dropped calls and loss of data, decreasing network efficiency and capacity.

 Products

   Symmetricom designs and manufactures timing and frequency products and intelligent access products for telecommunications networks.

 Network Synchronization and Timing Equipment

   The Public Switched Telecommunications Network (PSTN) consists of a series of interconnected switching equipment and other components ("nodes") that route voice, video and data traffic throughout the network. In order for these networks to function efficiently, it is essential that each network be synchronized and individual nodes within the network operate within very precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference to enable digital switching and transmission systems to operate at a common, or synchronized, clock rate, therefore minimizing signal degradation and ensuring error-free transmission of data throughout a network.

   High quality synchronization is an essential requirement for modern telecommunications service providers as they move to high-capacity, high-speed digital transmission technologies such as the Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) networks. SONET/SDH elements require higher quality synchronization. Synchronization is also required in voice and video services carried on packet based network technologies, such as Asynchronous Transfer Mode (ATM) and Voice over Internet Protocol (VoIP). ATM requires synchronization to support certain interfaces, such as channelized T1/E1 and SONET/SDH signals.

   Wireline Products. The Company's core synchronization products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing that meets the synchronization requirements of digital networks. Symmetricom has established itself as a leader in telephone network synchronization and has introduced a series of DCDs and related products. These products provide for the generation of a stable primary timing reference and distribution of that timing reference throughout a network, enabling telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

   Symmetricom's DCD product family consists of three major product platforms: the DCD 500 Series, the DCD Local Primary Reference (LPR) Series, and the TimeSourceTM family of Local Primary Reference products. The DCD 500 Series is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout a network to ensure reliable synchronization. The DCD filters the input timing signal to virtually eliminate digital signal impairments. If the input timing reference is lost or out of tolerance, the clock provides highly stable backup timing, or "holdover," to allow the network to operate error-free for several hours or days, depending on the accuracy of the installed clock. The platform can be equipped with additional cards to provide interfaces for a variety of applications, including network management, synchronization performance monitoring, and status and control measurement, which are becoming increasingly important for network maintenance and revenue protection. The Maintenance Interface System (MIS) card provides a communications gateway for both local maintenance personnel and remote network management systems, gathering all system alarm information in real time. The Precision Synchronization Monitor (PSM) card provides synchronization and performance monitoring, detecting early indications of network degradation and related troubles in network elements. The Multiple Reference Controller (MRC) card directly accepts up to four reference sources, based on cesium, local primary reference sources, local clock(s), and/or network feeds and selects the most desirable reference based on a number of quality parameters. The DCD 500 platform is designed to provide maximum flexibility and meets both domestic and international standards.

   The DCD-LPR Series provides the capability to effectively use either GPS or Long Range Navigation version C (LORAN-C) to provide direct Stratum 1 traceable synchronization to network sites equipped with DCD systems. The DCD-LPR employs an integrated, roof-mounted GPS antenna and Timing Receiver (GTR) to receive precision Universal Coordinated Time (UTC) timing signals from GPS satellites at virtually any location in the world or from LORAN-C radio stations in a number of locations in the world. The DCD-LPR is usually fitted with one or two GPS Timing Interface (GTI) cards, which receive timing inputs from the GPS receiver and output two T1 or E1 signals, and, optionally, time- of-day. For LORAN-C based timing, the LORAN-C Timing Interface card
(LTI) provides similar functionality. The DCD-LPR can also be used with a Local Oscillator Unit (LOU) to provide a complete stand-alone timing generation and distribution system for facilities where a DCD 500 distribution system is unavailable or not needed.

   The TimeSource family of products are low-cost Primary Reference Source
(PRS) systems addressing synchronization and timing needs of small or remote central offices.

   TimeSource 2500 is a standalone Stratum 1 PRS designed to offer a high-performance, inexpensive alternative to cesium in GPS hostile environments. TimeSource 2500 combines new oscillator, antenna, receiver and holdover technologies to provide LPR timing and synchronization inside the office environment, with the GPS antenna mounted in a window or through a small hole bored through a wall. Timing outputs with Stratum 1 performance are achieved using advanced BesTime(TM) technology. BesTime(TM) is a flexible clock engine which provides robust performance in compromised GPS installations by continuing to predict GPS timing information during the loss of GPS signals. Using BesTime(TM) technology, TimeSource 2500 can deliver Stratum 1 performance with only one satellite in view for less than 10 hours a day.

   TimeSource 2700 is a standalone Stratum 1 PRS which works by using reference signals traceable to GPS tapped from the existing Code Division Multiple Access (CDMA) network. CDMA is one of the most widely deployed digital wireless networks in the United States. Most major metropolitan areas are served by at least one wireless carrier using CDMA. By its nature, CDMA is a source of very precise time and frequency references. Each CDMA base station is equipped with a GPS-based timing system. Using BesTime clock technology, a patented multiple input frequency locked loop approach, the TimeSource 2700 tracks and ensembles multiple CDMA pilot signals, seamlessly switching to the most stable, and least noisy ones. TimeSource 2700 is designed to deliver Stratum 1 PRS in office environments where GPS is not practical or available.

   TimeSource 3000 is a standalone Stratum 1 PRS with an integrated GPS receiver which meets GR2830 requirements for ILEC central office installations. Using patented multiple input frequency locked loop BesTime(TM) clock technology, TimeSource 3000 provides undisturbed Stratum 1 synchronization when locked to GPS, with continued Stratum 1 performance for up to 72 hours upon loss of GPS. The BesTime(TM) engine, GPS receiver, and low cost quartz local oscillator work together to produce precise timing inputs. T1 span line or remote oscillator inputs can be added to increase system reliability and holdover performance in the event GPS signals are interrupted. Designed for small or remote central offices of ILECs, TimeSource 3000 can be configured as a PRS to front-end an office Building Integrated Timing Service
(BITS) or as an integrated PRS for remote or small offices.

   Wireless Products. Cellular and Personal Communications Services (PCS) networks require precise frequency control and timing information. The Company's TimeSource 1000 GPS Clock System is designed to deliver stable timing to cellular/PCS base stations and advanced transmission equipment such as ATM nodes. TimeSource 1000 uses a GPS receiver to capture cesium-based time signals produced by GPS satellites. Using patented BesTime(TM) clock technology, TimeSource 1000 combines GPS-based timing signals with an internal quartz oscillator to provide reliable timing output.

   Network synchronization and timing systems are typically priced from $3,000 to $40,000.

 Intelligent Network Access Systems

   The Intelligent Network (IN) utilizes a highly complex protocol called Common Channel Signaling System Seven (SS7) to provide the basis for new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call setup and routing. SS7 is used primarily to support intelligent services such as call set-up, 800-number calling and calling card verification. Symmetricom's transmission products are designed to provide nearly 100% availability for these critical applications. The Company's network access systems are designed for use in telephone company central offices as transmission, monitoring, and test access vehicles for SS7 networks. They provide maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution to the monitoring and transport of links requiring increased reliability.

   Transmission Products. Symmetricom's transmission products include Secure7(R), Secure7 Lite and the Integrated Digital Services Terminal (IDST). Secure7 is a multi-bandwidth, intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links such as those used in the SS7 network and the 911 emergency network. Secure7 is designed to provide nearly 100% availability for these critical data applications.

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

 Network Management

   The Company's network management systems provide the key to maximum performance, reliability, and efficiency for synchronization networks. Symmetricom's synchronization network management solutions include TimeScan/TMN, a Unix-based TMN and Q3 compliant full element management system for synchronization networks, TimeScan/NMS, a Windows NT-based proprietary network management system, and TimeScan/Craft, a Windows 95-based local craft maintenance terminal. TimeScan/TMN and TimeScan/NMS provide scaleable, centralized real-time security monitoring, performance monitoring, fault management, remote configuration, and inventory of a synchronization network. The TimeScan/TMN graphical user interface presents status at the network level and at the element level, providing real-time representations of configuration and status of both logical and physical properties of the network. The TimeScan/NMS graphical user interface presents network status using hierarchical overviews of both logical and geographical network topologies. TimeScan/Craft is a local craft maintenance terminal designed to provide local management and maintenance of one DCD at a time. Each of these products features tools for identifying customer troubles before they affect service.

Acquisition

   On August 30, 1999, Symmetricom entered into a definitive agreement to acquire certain assets of Hewlett-Packard Company's ("Hewlett-Packard") Communications Synchronization business for approximately $30.0 million in cash, of which approximately $20.0 million will be paid to Hewlett-Packard at closing. This business, part of Hewlett-Packard's Santa Clara Division, designs and manufactures network synchronization and timing equipment for global wireline and wireless telecommunications networks. The acquisition will be accounted for under the purchase method and goodwill of approximately $16.0 million will be amortized over a five to ten year period. The transaction is scheduled to close by the end of September 1999, although no assurance can be given that the agreement will be consummated.

Linfinity Microelectronics Inc.

   On February 10, 1999, Symmetricom entered into a definitive agreement to sell its Linfinity Microelectronics Inc. ("Linfinity") subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The per share consideration paid to shareholders of Linfinity was $2.96 (the "Preferred Price Per Share") and $1.46 (the "Common Price Per Share"). The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was payable to Symmetricom (including amounts currently held in escrow) and $0.5 million was payable to the former minority shareholders and optionholders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented.

Business Segment Information

   Information as to net sales and gross profit margin attributable to each of the Company's three reportable business segments for each year in the three-year period ended June 30, 1999, is contained in Note J of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

Marketing

   In the United States, the Company markets and sells most of its products through its own sales force to the ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable TV operators, Internet service providers and communications OEMs. Internationally, the Company markets and sells its products to telecommunications service providers through its own sales force, independent sales representatives, distributors and system integrators.

Licensing and Patents

   The Company incorporates a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect its proprietary rights. The Company has United States and international patents and patent applications pending covering certain technology used by its operations. In addition, the Company uses technology licensed from others. However, while the Company believes that its patents have value, the Company relies primarily on innovation, technological expertise and marketing competence to maintain its competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company intends to continue its efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to the Company. Additionally, if any of the Company's processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to the Company.

Manufacturing

   The Company's manufacturing process consists primarily of in-house electrical assembly and test performed by the Company's subsidiary in Aguada, Puerto Rico. Additionally, Symmetricom, Ltd., the Company's UK subsidiary, performs in-house electrical assembly and test of its GPS receivers and products. Both facilities are ISO 9001 certified.

   The Company primarily uses standard parts and components which are generally available from multiple sources. The Company, to date, has not experienced any significant delays in obtaining needed standard parts, single source components or services from its suppliers but there can be no assurance that such problems will not develop in the future. However, the Company maintains a reserve of certain single source components and seeks alternative suppliers where possible. The Company believes that a lack of availability of single source components would have an adverse effect on the Company's operating results.

Backlog

   The Company's backlog was approximately $9.2 million at June 30, 1999 compared to approximately $6.3 million at June 30, 1998. Backlog consists of customer orders which are expected to be shipped within the next twelve months. The Company does not believe that current or future backlog levels are meaningful indicators of future net sales. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Backlog may be affected by the cancelation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of the Company's markets. See
Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors."

Key Customers and Export Sales

   No customer accounted for 10% or more of the Company's net sales in fiscal 1999. Two customers, although not the same two customers in each year, accounted for 23% and 39% of the Company's net sales in fiscal years 1998 and 1997, respectively. The Company's export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 29%, 22% and 13% of the Company's net sales in fiscal years 1999, 1998 and 1997, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the economic instability that continues to be experienced by certain Asian countries may adversely affect export sales to the Far East. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Risks Associated with International Sales." In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asian region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

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

Competition

   Competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. The Company believes that its primary competitors are Datum Inc. and Hewlett-

Packard. Hewlett-Packard will cease being a competitor upon consummation of the agreement to acquire Hewlett-Packard's Communications Synchronization business. In addition, the enactment of The Telecommunications Act of 1996, which permits ILECs, under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of the Company.

   The Company competes primarily on product reliability and performance, product features, adherence to standards, customer service and price. While the Company believes that overall it competes favorably with respect to its competitive factors, there can be no assurance that it will be able to compete successfully in the future. The Company's ability to compete successfully is dependent upon its response to the entry of new competitors or the introduction of new products by the Company's competitors, the average selling prices received for its products, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by the Company or its competitors, continued improvement of existing products, changes in overall worldwide market and economic conditions, cost effectiveness, quality, price, service and market acceptance of the Company's products. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Competition; Pricing Pressure."

Research and Development

   The Company has actively pursued the application of new technology in the telecommunications industry in which it competes and has its own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 1999, 1998 and 1997, the Company's overall research and development expenditures were $13,671,000, $12,387,000 and $12,866,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 1999, 76 engineering and engineering support employees were engaged in development activities. The Company continued to focus its development efforts in fiscal year 1999 on new products as well as the enhancement of core synchronization and transmission products. The new product development program included wireline and wireless synchronization, network management software and core GPS, antenna and clock technologies. The Company will continue to have significant research and development expenditures in order to maintain its competitive position, although there can be no assurance that the Company will be able to successfully develop new products or enhance existing products or that such new or enhanced products will achieve market acceptance.

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

Employees

   At June 30, 1999, the Company had 423 employees, including 234 in manufacturing, 76 in engineering and 113 in sales, marketing and administration. The Company believes that its future success is highly dependent on its ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, the Company maintains employee incentive and stock plans for certain of its employees. No Company employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2. Properties

   The following are the principal facilities of the Company as of June 30, 1999:

                                                                  Approximate  Owned/Lease
                                                                  Floor Area    Expiration
Location                           Principal Operations            (Sq. Ft.)       Date
--------                           --------------------           ----------- --------------
San Jose, California.... Administration, sales, engineering and     118,000   April 2009
                         manufacturing
Aguada, Puerto Rico..... Manufacturing                               45,000   September 1999
Aguada, Puerto Rico..... Manufacturing                               22,000   September 2000
Northampton, England.... Symmetricom, Ltd. administration, sales,    18,000   April 2000
                         engineering and manufacturing

   During fiscal 1997, the Company leased a newly constructed 118,000 square foot facility in San Jose, California to replace its previous San Jose facility, for which the lease expired in July 1997. The Company has sublet approximately 39,000 square feet of this facility through November 2000. The Company believes that its current facilities are well maintained and generally adequate to meet short-term requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year ended June 30, 1999.

Executive Officers of the Company

   Following is a list of the executive officers of the Company as of August 1, 1999 and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. The Company is not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

     Name                     Age                      Position
     ----                     ---                      --------
     Thomas W. Steipp........  50 Chief Executive Officer and Chief Financial Officer
     Mary A. Rorabaugh.......  40 Vice President, Finance and Secretary
     Anthony A. Haddrell.....  47 Senior Vice President, Engineering
     Dale A. Pelletier.......  48 Senior Vice President, Operations
     Frederick B. Stroupe....  56 Senior Vice President, Worldwide Sales and Service

   Mr. Steipp has served as Chief Executive Officer and Chief Financial Officer of the Company since December 1998. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of the Company, from March 1998 to December 1998. Prior to joining the Company, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta. From January 1979 to January 1996, Mr. Steipp held various management positions in operations and marketing with Hewlett-Packard. Mr. Steipp served as General Manager of the Federal Computer Division from January 1991 to January 1996 and Manager of Federal Sales & Marketing from August 1990 to January 1991. From January 1989 to August 1990, Mr. Steipp was Manager, Systems Integration Operations.

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

   Mr. Haddrell has served as Senior Vice President, Engineering for the Company since August 1998 and as Director, Technology from January 1996 to August 1998. From December 1991 to January 1996, Mr. Haddrell served as General Manager, Navstar Systems Ltd., a subsidiary of the Company as of August 1993. Previously, Mr. Haddrell served as the Technical Manager for Marconi Marine and Satellite Systems Manager for Racal-Decca.

   Mr. Pelletier has served as Senior Vice President, Operations of the Company since April 1999, and as Senior Vice President, Operations of Telecom Solutions, a division of the Company, since April 1997 and as Vice President, Operations of Telecom Solutions from November 1993 to April 1997. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions. From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

   Mr. Stroupe has served as Senior Vice President, Worldwide Sales and Service of the Company since April 1997 and as Vice President, Sales from October 1993 to April 1997. From July 1991 to October 1993, Mr. Stroupe served as Vice President, Sales, Telecom Solutions, a division of the Company. From August 1990 to July 1991, Mr. Stroupe served as Director, Sales and as Director, Sales-West from August 1987 to August 1990. Prior to joining the Company Mr. Stroupe served in the telecommunications industry primarily with General Electric for 12 years and Rockwell International/Wescom for 13 years.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The information required by this Item is described in Note K of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K." and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7.

                                             Year ended June 30,
                                  --------------------------------------------
                                    1999      1998      1997    1996    1995
                                  --------  --------  -------- ------- -------
                                   (In thousands, except per share amounts)
Operating Results:
  Net sales                       $ 76,915  $ 73,311  $ 89,718 $68,243 $62,814
  Operating income                   2,322     4,192     9,625   5,325   5,694
  Earnings from continuing
   operations before income taxes    3,524     5,175    11,431   6,872   6,717
  Earnings from continuing
   operations                        2,784     4,016     9,030   5,456   6,896
  Earnings (loss) from
   discontinued operations          (3,979)   (5,546)    4,424   2,022   3,450
  Net earnings (loss)               (1,195)   (1,530)   13,454   7,478  10,346
  Basic earnings per share from
   continuing operations               .18       .25       .57     .35     .47
  Basic earnings (loss) per share
   from discontinued operations       (.26)     (.35)      .28     .13     .24
  Basic net earnings (loss) per
   share                              (.08)     (.10)      .85     .48     .71
  Diluted earnings per share from
   continuing operations               .18       .25       .56     .34     .44
  Diluted earnings (loss) per
   share from discontinued
   operations                         (.26)     (.35)      .27     .13     .22
  Diluted net earnings (loss) per
   share                              (.08)     (.10)      .83     .47     .66
Balance Sheet:
  Cash and investments              59,197    34,342    41,587  34,270  33,205
  Working capital                   66,591    71,997    74,639  65,290  57,753
  Total assets                     106,320   108,446   115,822  84,055  75,262
  Long-term obligations              8,069     8,368     8,583     --      231
  Shareholders' equity              79,604    84,357    87,603  70,403  60,125

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

   Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation, the consummation of the agreement to acquire Hewlett-Packard Company's Communications Synchronization business, which is scheduled to close by the end of September 1999, difficulties in integrating the business, products and employees to be acquired from Hewlett-Packard with those of Symmetricom, reduced rates of growth of telecommunications services and high-bandwidth applications, the volume and timing of orders from customers and shipments to customers, including current and planned Communications Synchronization products, the cancellation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycle associated with the Company's products, cyclical conditions in the telecommunications industry, fluctuations in manufacturing yields and other factors. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

   Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of the Company's quarterly net sales is often dependent upon orders received and shipped during that quarter, of which a significant portion may be received during the last month or even the last days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on the Company's net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict the Company's quarterly results even during the final days of a quarter.

   Customer Concentration. A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of the Company's net sales in any given fiscal period. No customer accounted for 10% or more of the Company's net sales in fiscal 1999. Two customers, although not the same two customers in each year, accounted for 23% and 39% of the Company's net sales in fiscal years 1998 and 1997, respectively. The timing and level of sales to the Company's largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example, the Company's sales to AT&T were $22.5 million in fiscal 1997 but decreased to $8.1 million and $4.4 million in fiscal 1998 and 1999, respectively. There can be no assurance as to the timing or level of future sales to the Company's customers. The loss of one or more of the Company's significant customers or a significant reduction or delay in sales to any such customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Competition; Pricing Pressure. The Company believes that competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. The Company believes that its primary competitors are Datum Inc. and Hewlett-Packard. Hewlett-Packard will cease being a competitor upon consummation of the agreement to acquire Hewlett-Packard's Communications Synchronization business. In addition, due in part to the enactment of The Telecommunications Act of 1996, which permits Incumbent Local Exchange Carriers (ILECs), among the Company's largest customers, to manufacture telecommunications equipment, ILECs may increasingly become significant competitors of the Company. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience pricing pressures in all of its markets and has experienced price erosion in several product lines. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers, which, in each case, could materially and adversely affect the Company's business, financial condition and results of operations.

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

   Potential Acquisition. The potential acquisition of Hewlett-Packard's Communications Synchronization business by the Company will result in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the proposed acquisition involves numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that this acquisition does occur there can be no assurance as to the effect thereof on the Company's business, financial condition and results of operations.

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

   Risks Associated with International Sales. The Company's export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 29%, 22% and 13% of the Company's net sales in fiscal years 1999, 1998 and 1997, respectively. International sales subject the Company to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. For example, the Company believes that the economic instability that continues to be experienced by certain Asian countries may adversely affect export sales to the Far East during the first quarter of fiscal 2000 and beyond. In addition to the loss of direct sales to the region, the economic instability in Asia could have a material adverse effect on the Company's business, financial condition and results of operations indirectly if, for example, the current situation in Asia adversely affects the Company's distributors, customers and suppliers in the Asian region or elsewhere in the world, causing more widespread reductions in sales, delays in collection and supply difficulties.

   International sales may be subject to certain additional risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. To date, sales and purchase obligations denominated in foreign currencies have not been significant. However, if, in the future, a higher portion of such sales and purchases are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. The Company does not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for the Company's products in foreign markets. There can be no assurance that such factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify significantly its current business practices. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent, as do the laws of the United States.

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

   Year 2000 Compliance Risks. The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and is compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remedy their Year 2000 issues. Although the Year 2000 Project Team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more significant internal or external Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. See "Results of Operations--Year 2000 Issue."

   The statements set forth above regarding Year 2000 matters are "Year 2000 Readiness Disclosures," as defined in the Year 2000 Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271).

Results of Operations

   Symmetricom designs, manufactures and markets advanced network synchronization systems and intelligent access systems for global telecommunications markets. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. The Company's core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing. The Company's products are marketed to public network providers, ILECs, Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, ISPs and communications OEMs.

   On August 30, 1999, Symmetricom entered into a definitive agreement to acquire certain assets of Hewlett-Packard's Communications Synchronization business for approximately $30.0 million in cash, of which approximately $20.0 million will be paid to Hewlett-Packard at closing. This business, part of Hewlett-Packard's Santa Clara Division, designs and manufactures network synchronization and timing equipment for global wireline and wireless telecommunications networks. The acquisition will be accounted for under the purchase method and goodwill of approximately $16.0 million will be amortized over a five to ten year period. The transaction is scheduled to close by the end of September 1999, although no assurance can be given that the agreement will be consummated.

   The Company sold its Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The per share consideration paid to shareholders of Linfinity was $2.96 (the "Preferred Price Per Share") and $1.46 (the "Common Price Per Share"). The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was payable to Symmetricom (including amounts currently held in escrow) and $0.5 million was payable to the former minority shareholders and option holders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded for all periods from the results discussed below, except where specifically stated otherwise. See Note B of the Notes to Consolidated Financial Statements.

 Net Sales

   Net sales increased by $3.6 million (5%) to $76.9 million in fiscal 1999 as compared to fiscal 1998 and decreased by $16.4 million (18%) to $73.3 million in fiscal 1998 as compared to fiscal 1997. The increase in fiscal 1999 net sales was due to higher sales of synchronization and transmission products, partially offset by lower sales of the Company's Symmetricom, Ltd. subsidiary in the digitally enhanced cordless telephone (DECT) market. The decrease in fiscal 1998 was principally due to lower sales to AT&T Corporation (AT&T), which decreased to $8.1 million in fiscal 1998 from $22.5 million in fiscal 1997, and the completion of the Secure7 contract with SBC Communications Inc., where Secure7 sales decreased to $0.9 million in fiscal 1998 from $8.1 million in fiscal 1997, partially offset by higher sales to international accounts, particularly in Italy, Germany and South Africa.

 Gross Profit Margin

   The Company's gross profit margin was 48%, 50% and 49% in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the decrease in the gross profit margin was primarily due to less favorable manufacturing efficiencies and less favorable sales channel mix. In fiscal 1998, the higher gross profit margin reflects a slightly more favorable product mix.

 Operating Expenses

   Research and development expense was $13.7 million (or 18% of net sales), $12.4 million (or 17% of net sales) and $12.9 million (or 14% of net sales) in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 was primarily due to continued focus on investment in new products and core technology. The new product development program was focused on wireline and wireless synchronization, network management software and core GPS, antenna and clock technologies. The fiscal 1998 results reflect continued high investments in new products and core technology, with a slight reduction due to lower earnings-based incentive compensation.

   Selling, general and administrative expense was $20.8 million (or 27% of net sales), $19.7 million (or 27% of net sales) and $21.5 million (or 24% of net sales) in fiscal 1999, 1998 and 1997, respectively. The increase was primarily due to higher marketing and sales expenses associated with increased sales. The decrease in fiscal 1998 reflects lower selling expenses associated with lower sales and lower earnings-based incentive compensation.

 Operating Income

   Operating income decreased by 45% to $2.3 million in fiscal 1999 and decreased by 56% to $4.2 million in fiscal 1998 from $9.6 million in fiscal 1997. The decrease in fiscal 1999 is primarily due to lower gross profit margin and increased operating expenses. The decrease in fiscal 1998 is primarily attributable to the unfavorable impact of lower net sales partially offset by reductions in operating expenses.

 Interest Income (Expense)

   Interest income was $1.9 million, $1.7 million and $1.8 million in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 reflects higher average invested cash balances. Interest expense was $0.7 million, $0.7 million and zero in fiscal 1999, 1998 and 1997, respectively. The fiscal 1999 and 1998 interest expense of the company was predominantly associated with the capital lease on the Company's building in San Jose.

 Income Taxes

   The income tax provision was $0.7 million (effective tax rate of 21%), $1.2 million (effective tax rate of 22%) and $2.4 million (effective tax rate of 21%) in fiscal 1999, 1998 and 1997, respectively. The effective tax rate was lower than the federal tax rate primarily due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

 Earnings from Continuing Operations

   As a result of the factors discussed above, net earnings from continuing operations were $2.8 million or $.18 per share (diluted) in fiscal 1999 compared to $4.0 million or $.25 per share (diluted) in fiscal 1998 and $9.0 million or $.56 per share (diluted) in fiscal 1997.

 Earnings (Loss) from Discontinued Operations

   As a result of the factors discussed above, net loss from discontinued operations was $4.0 million or $.26 per share (diluted) in fiscal 1999 compared to $5.5 million or $.35 per share (diluted) in fiscal 1998. Net earnings from discontinued operations were $4.4 million or $.27 per share (diluted) in fiscal 1997.

 Net Earnings (Loss)

   As a result of the factors discussed above, net loss was $1.2 million or $.08 per share (diluted) in fiscal 1999 compared to $1.5 million or $.10 per share (diluted) in fiscal 1998. Net earnings were $13.5 million or $.83 per share (diluted) in fiscal 1997.

 New Accounting Pronouncements

   Effective September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The disclosures required by SFAS 130 are presented in the Consolidated Statements of Shareholders' Equity.

   Effective June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report and display certain information related to operating segments. The adoption of SFAS 131 did not have a material impact on the Company's financial position and results of operations. See Note J of Notes to Consolidated Financial Statements.

   In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position and results of operations.

 Liquidity and Capital Resources

   Working capital decreased to $66.6 million at June 30, 1999 from $72.0 million at June 30, 1998, while the current ratio decreased to 4.7 to 1.0 from
6.2 to 1.0. The decrease in the current ratio resulted primarily from the reduction in the net assets of discontinued operations and inventories, and increases in accounts receivable, incentive compensation and net deferred revenue. During the same period, cash, cash equivalents and short-term investments increased to $59.2 million from $34.3 million, primarily due to $23.0 million in proceeds from the sale of discontinued operations, $11.0 million in cash provided by continuing operations, $0.6 million in proceeds from issuance of long-term obligations, $1.4 million in unrealized gain on securities and $0.7 million in proceeds from issuance of common stock, offset by $2.2 million in cash used for discontinued operations, $3.2 million used for capital expenditures, $5.7 million used for the repurchase of the Company's common stock and $0.7 million used for other investing and financing activities. At June 30, 1999, the Company had $6.5 million of unused credit available under its bank line of credit.

   The Company believes that cash, cash equivalents, short-term investments, funds generated from operations and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2000. At June 30, 1999, the Company had no material outstanding commitments to purchase capital equipment.

 Year 2000 Issue

   The Company is aware that many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company is currently assessing the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has formed a Year 2000 Project Team to identify and address Year 2000 compliance issues, including those related to the Company's significant non-IT systems used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team is continuing its testing and evaluation of the Company's products and the Company's IT systems and is compiling an inventory of all material Year 2000 issues related to the Company's non-IT systems. The Company has not identified any significant areas of non-compliance with respect to its products or IT systems and expects that the assessment and plans for remedial action for all of its products, IT systems and non-IT systems will be completed by the end of calendar 1999. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate and remedy their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies; telecommunications service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that its Year 2000 Project Team will identify all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

   Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities which are classified as available-for-sale and were reported at an aggregate fair value of $14.0 million as of June 30, 1999. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

   Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $1.2 million at June 30, 1999, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors appearing under the caption "Proposal No. One--Election of Directors--Nominees" on pages 3 and 4 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on September 23, 1999, (the "Proxy Statement") is incorporated herein by reference.

   Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

   Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement.

Item 11. Executive Compensation

   Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One--Election of Directors--Nominees" on pages 3 and 4, "Executive Officer Compensation" on pages 14, 15, 16 and 17, "Proposal No. One--Election of Directors--Director Compensation" on page 5 and "Certain Transactions" on pages 17 and 18.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management" on pages 13 and 14.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions" on pages 17 and 18.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

   (a) Financial Statements and Financial Statement Schedule

   1. Financial Statements. The following financial statements of the Company and the report of Deloitte & Touche LLP, Independent Auditors, are included in this report on Form 10-K on the pages indicated.

                                                                           Page
                                                                           ----
   Consolidated Balance Sheets at June 30, 1999 and 1998..................  24
   Consolidated Statements of Operations for the years ended June 30,
    1999, 1998 and 1997...................................................  25
   Consolidated Statements of Shareholders' Equity and Comprehensive
    Income for the years ended June 30, 1999, 1998 and 1997...............  26
   Consolidated Statements of Cash Flows for the years ended June 30,
    1999, 1998 and 1997...................................................  27
   Notes to Consolidated Financial Statements.............................  28
   Independent Auditors' Report...........................................  40

   2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 1999, 1998, and 1997 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

   Schedule II  Valuation and Qualifying Accounts and Reserves

   All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

   3. Exhibits:

   See Item 14(c) below.

   (b) Reports on Form 8-K

   A current report on Form 8-K dated August 18, 1999 was filed to announce the resignation of Roger A. Strauch as a Director of the Company and the appointment of Richard N. Snyder as a Director of the Company.

   (c) Exhibits

   The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

   (d) Financial Statement Schedules

   See Item 14(a) above.

                               SYMMETRICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 44,897 $ 31,369
  Short-term investments                                        14,300    2,973
                                                              -------- --------
    Cash and investments                                        59,197   34,342
  Accounts receivable, net of allowance for doubtful accounts
   of $180 and $329                                             10,915   10,541
  Inventories                                                   10,805   11,589
  Other current assets                                           3,762    4,485
  Net assets of discontinued operations                            --    24,781
                                                              -------- --------
    Total current assets                                        84,679   85,738
  Property, plant and equipment, net                            20,615   21,901
  Other assets, net                                              1,026      807
                                                              -------- --------
                                                              $106,320 $108,446
                                                              ======== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  3,564 $  2,362
  Accrued liabilities                                           13,929   11,164
  Current maturities of long-term obligations                      595      215
                                                              -------- --------
    Total current liabilities                                   18,088   13,741
Long-term obligations                                            8,069    8,368
Deferred income taxes                                              559    1,980
Commitments and contingencies (Notes D & F)                        --       --
Shareholders' equity:
  Preferred stock, no par value; 500 shares authorized, none
   issued                                                          --       --
  Common stock, no par value; 32,000 shares authorized,
   14,926 and 15,772 shares issued and outstanding              18,934   23,892
  Unrealized gain on securities, net of deferred taxes of
   $400                                                          1,400      --
  Retained earnings                                             59,270   60,465
                                                              -------- --------
    Total shareholders' equity                                  79,604   84,357
                                                              -------- --------
                                                              $106,320 $108,446
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        Year ended June 30,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Net sales                                             $76,915  $73,311  $89,718
Cost of sales                                          40,169   37,018   45,703
                                                      -------  -------  -------
    Gross profit                                       36,746   36,293   44,015
Operating expenses:
  Research and development                             13,671   12,387   12,866
  Selling, general and administrative                  20,753   19,714   21,524
                                                      -------  -------  -------
    Operating income                                    2,322    4,192    9,625
Interest income                                         1,917    1,713    1,806
Interest expense                                         (715)    (730)     --
                                                      -------  -------  -------
    Earnings from continuing operations before income
     taxes                                              3,524    5,175   11,431
Income taxes                                              740    1,159    2,401
                                                      -------  -------  -------
    Earnings from continuing operations                 2,784    4,016    9,030
Discontinued operations, net of tax:
  Earnings (loss) from operations                         (73)  (5,546)   4,424
  Estimated loss on sale                               (3,906)     --       --
                                                      -------  -------  -------
    Earnings (loss) from discontinued operations       (3,979)  (5,546)   4,424
                                                      -------  -------  -------
Net earnings (loss)                                   $(1,195) $(1,530) $13,454
                                                      =======  =======  =======
Earnings (loss) per share--basic:
  Earnings from continuing operations                 $   .18  $   .25  $   .57
  Earnings (loss) from discontinued operations           (.26)    (.35)     .28
                                                      -------  -------  -------
Net earnings (loss)                                   $  (.08) $  (.10) $   .85
                                                      -------  -------  -------
Weighted average shares outstanding--basic             15,301   15,845   15,755
                                                      =======  =======  =======
Earnings (loss) per share--diluted:
  Earnings from continuing operations                 $   .18  $   .25  $   .56
  Earnings (loss) from discontinued operations           (.26)    (.35)     .27
                                                      -------  -------  -------
Net earnings (loss)                                   $  (.08) $  (.10) $   .83
                                                      =======  =======  =======
Weighted average shares outstanding--diluted           15,395   16,009   16,275
                                                      =======  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                                        Total
                                                              Total    Compre-
                           Common Stock    Compre-            Share-   hensive
                          ---------------  hensive Retained  holders'  Income
                          Shares  Amounts   Gain   Earnings   Equity   (Loss)
                          ------  -------  ------- --------  --------  -------
Balance at July 1, 1996   15,570  $21,862          $48,541   $70,403
  Issuance of common
   stock:
    Stock option
     exercises, net of
     shares tendered
     upon exercise
    Employee stock
     purchase plan           325    1,730              --      1,730
                              74      817              --        817
    Tax benefit from
     stock option plans      --     2,394              --      2,394
  Repurchase of common
   stock                     (90)  (1,195)             --     (1,195)
  Net earnings               --       --            13,454    13,454   $13,454
                          ------  -------  ------  -------   -------   -------
Balance at June 30, 1997  15,879   25,608  $  --    61,995    87,603   $13,454
                                                                       -------
  Issuance of common
   stock:
    Stock option
     exercises                75      590              --        590
    Employee stock
     purchase plan            86      942              --        942
    Tax benefit from
     stock option plans      --       109              --        109
  Repurchase of common
   stock                    (268)  (3,357)             --     (3,357)
  Net loss                   --       --            (1,530)   (1,530)  $(1,530)
                          ------  -------  ------  -------   -------   -------
Balance at June 30, 1998  15,772   23,892     --    60,465    84,357   $(1,530)
                                                                       -------
  Issuance of common
   stock:
    Stock option
     exercises, net of
     shares tendered
     upon exercise            12       13              --         13
    Employee stock
     purchase plan           138      712              --        712
  Repurchase of common
   stock                    (996)  (5,683)             --     (5,683)
  Comprehensive income:
    Earnings from
     continuing
     operations              --       --             2,784     2,784   $ 2,784
    Loss from
     discontinued
     operations              --       --            (3,979)   (3,979)   (3,979)
    Unrealized gain on
     securities, net of
     deferred taxes of
     $400                    --       --    1,400      --      1,400     1,400
                          ------  -------  ------  -------   -------   -------
Balance at June 30, 1999  14,926  $18,934  $1,400  $59,270   $79,604   $   205
                          ======  =======  ======  =======   =======   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year ended June 30,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss)                            $ (1,195) $ (1,530) $ 13,454
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
  Earnings (loss) from discontinued operations
   and loss on disposal                             3,979     5,546    (4,424)
  Depreciation and amortization                     4,556     5,023     3,575
  Deferred income taxes                              (442)   (1,262)      104
  Changes in assets and liabilities:
    Accounts receivable                              (374)      683      (571)
    Inventories                                       784     1,692    (2,751)
    Accounts payable                                1,202    (2,179)    1,090
    Accrued liabilities                             2,765    (1,256)    4,852
    Tax benefit from employee stock plans             --        109     2,394
    Other                                            (256)     (415)      107
                                                 --------  --------  --------
      Net cash provided by continuing operations   11,019     6,411    17,830
      Net cash used for discontinued operations    (2,198)   (8,282)     (437)
                                                 --------  --------  --------
      Net cash provided by (used for) operating
       activities                                   8,821    (1,871)   17,393
                                                 --------  --------  --------
Cash flows from investing activities:
  Purchases of short-term investments             (45,927)  (19,289)  (33,941)
  Maturities of short-term investments             36,000    29,700    23,500
  Proceeds from sale of discontinued operations    23,000       --        --
  Purchases of plant and equipment, net            (3,214)   (2,962)  (11,324)
  Notes receivable                                    100      (800)      --
  Other                                              (375)      233        43
                                                 --------  --------  --------
      Net cash provided by (used for) investing
       activities                                   9,584     6,882   (21,722)
                                                 --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations                                        595       --        --
  Repayment of long-term obligations                 (514)      (20)     (147)
  Proceeds from issuance of common stock              725     1,532     2,547
  Repurchase of common stock                       (5,683)   (3,357)   (1,195)
                                                 --------  --------  --------
      Net cash provided by (used for) financing
       activities                                  (4,877)   (1,845)    1,205
                                                 --------  --------  --------
      Net increase (decrease) in cash and cash
       equivalents                                 13,528     3,166    (3,124)
      Cash and cash equivalents at beginning of
       year                                        31,369    28,203    31,327
                                                 --------  --------  --------
      Cash and cash equivalents at end of year   $ 44,897  $ 31,369  $ 28,203
                                                 ========  ========  ========
Non-cash investing and financing activities:
  Unrealized gain on securities, net             $  1,400  $    --   $    --
  Facility acquired under capital lease               --        --      8,750
Cash payments for:
  Interest                                       $    715  $    730  $    --
  Income taxes                                        351     3,475     1,702

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

   Business. Symmetricom, Inc. ("the Company") designs, manufactures and markets advanced network synchronization and timing products and intelligent access systems for global telecommunications markets. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. The Company's core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing. The Company's products are marketed to public network providers, Incumbent Local Exchange Carriers (ILECs), Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, ISPs and communications OEMs.

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

   Fiscal Period. The Company, for presentation purposes, presents each fiscal year as if it ended on June 30. However, the Company's fiscal year ends on the Sunday closest to June 30. All references to years refer to the Company's fiscal years. Fiscal years 1999, 1998 and 1997 consisted of 52 weeks.

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

   Short-term Investments. Short-term investments, consisting of corporate debt securities which mature through September 1999, are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and included as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

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

   Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term if shorter.

   Long-lived assets. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the

Company recognizes impairment losses, if significant, on long-lived assets and certain identifiable intangible assets in the event the net book value of such assets exceeds the estimated future cash flows. The adoption of SFAS 121 had no material impact on the Company's financial position or results of operations.

   Foreign Currency Translation. Foreign currency translation gains and losses and the effect of foreign currency exchange rate fluctuations have not been significant.

   Revenue Recognition. Sales are recognized upon shipment. Provisions are made for warranty costs, sales returns and price protection.

   Stock Options. The Company accounts for employee stock based compensation using the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company provides additional pro froma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

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

                                              Year ended June 30,
                                   -------------------------------------------
                                       1999           1998           1997
                                   -------------  -------------  -------------
                                   (In thousands, except per share amounts)
Earnings from continuing
 operations                        $       2,784  $       4,016  $       9,030
Earnings (loss) from discontinued
 operations                               (3,979)        (5,546)         4,424
                                   -------------  -------------  -------------
Net earnings (loss)                $      (1,195) $      (1,530) $      13,454
                                   -------------  -------------  -------------
Weighted average shares
 outstanding--basic                       15,301         15,845         15,755
Dilutive stock options                        94            164            520
                                   -------------  -------------  -------------
Weighted average shares
 outstanding--diluted                     15,395         16,009         16,275
                                   -------------  -------------  -------------
Basic earnings (loss) per share    $        (.08) $        (.10) $         .85
Diluted earnings (loss) per share  $        (.08) $        (.10) $         .83

   Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

   Recent Accounting Pronouncements. Effective September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The disclosures required by SFAS 130 are presented in the Consolidated Statements of Shareholders' Equity.

   Effective June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report and display certain information related to operating segments. The adoption of SFAS 131 did not have an impact on the Company's financial position and results of operations. See Note J.

   In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position and results of operations.

Note B--Discontinued Operations

   On February 10, 1999, the Company entered into a definitive agreement to sell its Linfinity Microelectronics Inc. ("Linfinity") subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The per share consideration paid to shareholders of Linfinity was $2.96 (the "Preferred Price Per Share") and $1.46 (the "Common Price Per Share"). The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was payable to the Company (including amounts currently held in escrow) and $0.5 million was payable to former minority shareholders and optionholders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. The earnings (loss) from discontinued operations, net of tax, for the three years ended June 30, 1999, is comprised of:

                                                     Year ended June 30,
                                                   -------------------------
                                                    1999     1998     1997
                                                   -------  -------  -------
                                                       (In thousands)
     Net sales                                     $37,115  $47,270  $54,637
     Earnings (loss) from operations before taxes  $   (81) $(9,315) $ 5,906
     Income taxes                                       (8)  (3,769)   1,482
                                                   -------  -------  -------
      Earnings (loss) from operations                  (73)  (5,546)   4,424
                                                   -------  -------  -------
     Estimated loss on sale                           (182)     --       --
     Income taxes                                   (3,724)     --       --
                                                   -------  -------  -------
      Net estimated loss on sale                    (3,906)     --       --
                                                   -------  -------  -------
     Loss from discontinued operations             $(3,979) $(5,546) $ 4,424
                                                   -------  -------  -------

   The net assets retained and sold on April 14, 1999 were comprised of:

                                             Total   Retained   Sold
                                            -------  --------  -------
                                                 (In thousands)
     Current assets                         $17,799  $ 5,640   $12,159
     Property, plant and equipment, net      14,470      --     14,470
     Other assets                                16      --         16
     Current liabilities                     (6,943)     --     (6,943)
     Other liabilities                       (2,177)  (2,177)      --
                                            -------  -------   -------
     Net assets of discontinued operations  $23,165  $ 3,463   $19,702
                                            -------  -------   -------

   The net assets retained and held for sale at June 30, 1998 were comprised of:

                                                                Held
                                                                 For
                                             Total   Retained   Sale
                                            -------  --------  -------
                                                 (In thousands)
     Current assets                         $21,862  $ 7,075   $14,787
     Property, plant and equipment, net      16,433      --     16,433
     Other assets                                 8      --          8
     Current liabilities                     (9,592)  (3,145)   (6,447)
     Other liabilities                       (1,762)  (1,762)      --
                                            -------  -------   -------
     Net assets of discontinued operations  $26,949  $ 2,168   $24,781
                                            -------  -------   -------

Note C--Balance Sheet Detail

                                                      June 30,
                                                  ------------------
                                                    1999      1998
                                                  --------  --------
                                                   (In thousands)
     Inventories:
       Raw materials                              $  3,859  $  3,230
       Work-in-process                               3,173     2,027
       Finished goods                                3,773     6,332
                                                  --------  --------
                                                  $ 10,805  $ 11,589
                                                  ========  ========
     Property, plant and equipment, net:
       Buildings and improvements                 $  9,007  $  9,007
       Machinery and equipment                      22,252    19,306
       Leasehold improvements                        7,997     7,959
                                                  --------  --------
                                                    39,256    36,272
       Accumulated depreciation and amortization   (18,641)  (14,371)
                                                  --------  --------
                                                  $ 20,615  $ 21,901
                                                  ========  ========

   Building and improvements includes $8,750,000 of costs capitalized under a capital lease for the Company's facility in San Jose, California which was completed in June 1997. At June 30, 1999 and 1998, accumulated amortization for this lease totaled $1,522,000 and $761,000, respectively. No amortization expense was recorded in 1997.

                                              June 30,
                                           ----------------
                                            1999     1998
                                           -------  -------
                                           (In thousands)
     Accrued liabilities:
       Employee compensation and benefits  $ 3,731  $ 3,364
       Accrued warranty expense              4,319    3,994
       Deferred revenue                      1,152      347
       Other                                 4,727    3,459
                                           -------  -------
                                           $13,929  $11,164
                                           =======  =======
     Long-term obligations:
       Capital lease                       $ 8,367  $ 8,583
       Other                                   297      --
       Current maturities                     (595)    (215)
                                           -------  -------
                                           $ 8,069  $ 8,368
                                           =======  =======

   A note payable bearing interest at 10.25% per annum was repaid in September 1997. The note was collateralized by land, building, and related personal property.

   The Company has a $7,000,000 unsecured bank line of credit which expires on May 1, 2000 and bears interest at the bank's prime rate, 7.75% at June 30, 1999. The line of credit agreement contains certain financial ratios to be maintained by the Company. It also required the Company to have positive net income during the quarter ending March 31, 1999 and to maintain net income greater than zero not less than every other quarter after such period. At June 30, 1999, the Company had $6.5 million of unused credit available under its bank line of credit.

Note D--Lease Commitments

   During 1997, the Company leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in November 2000. The minimum future sublease payments to be received at June 30, 1999 were $757,000 in 2000 and $324,000 in 2001. The
Company leases certain other facilities and equipment under operating lease agreements which expire at various dates through 2001. Rental expense charged to operations was $1,229,000 in 1999, $1,406,000 in 1998, and $1,661,000 in
1997, respectively. Future minimum lease payments at June 30, 1999 are as follows:

                                              Capital  Operating
                                               Lease     Lease
                                              -------  ---------
                                               (In thousands)
     For the years:
     2000                                     $   991   $1,010
     2001                                       1,055      719
     2002                                       1,121      606
     2003                                       1,189      595
     2004                                       1,261      595
     Thereafter                                 7,140    2,859
                                              -------   ------
     Total minimum lease payments              12,757   $6,384
                                                        ======
     Amount representing interest (8.5%)       (4,390)
                                              -------
     Present value of minimum lease payments    8,367
     Current portion                             (298)
                                              -------
     Long-term obligation                     $ 8,069
                                              =======

Note E--Income Taxes

   Income tax provision consists of:

                    Year ended June 30,
                    ----------------------
                     1999    1998    1997
                    ------  ------  ------
                       (In thousands)
     Current:
       Federal      $  368  $1,055  $1,312
       State          (169)    242      23
       Puerto Rico   1,030   1,034     588
       Foreign         (47)     90     374
                    ------  ------  ------
                     1,182   2,421   2,297
                    ------  ------  ------
     Deferred:
       Federal          26    (377)    (22)
       State           241    (418)    (45)
       Puerto Rico    (709)   (467)    171
                    ------  ------  ------
                      (442) (1,262)    104
                    ------  ------  ------
                    $  740  $1,159  $2,401
                    ======  ======  ======

   Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax provision (benefit) are as follows:

                                                       Year ended June 30,
                                                      -----------------------
                                                       1999     1998    1997
                                                      -------  -------  -----
                                                         (In thousands)
     Tax credit and net operating loss carryforwards  $ 1,707  $  (696) $ 983
     Reserves and accruals                               (360)    (290)  (206)
     Depreciation and amortization                     (2,449)    (264)  (535)
     Deferred taxes on Puerto Rico earnings              (622)    (294)   481
     Change in valuation allowance                      1,282      282   (619)
                                                      -------  -------  -----
                                                      $ (442)  $(1,262) $ 104
                                                      =======  =======  =====

   The effective income tax rate differs from the federal statutory income tax rate as follows:

                                                     Year ended June
                                                           30,
                                                    -------------------
                                                    1999   1998   1997
                                                    -----  -----  -----
     Federal statutory income tax rate               35.0%  35.0%  35.0%
     Federal tax benefit of Puerto Rico operations  (52.9) (16.6) (19.7)
     Puerto Rico taxes                                9.1   10.9    6.6
     Research and development tax credit              --    (1.9)  (1.4)
     State income taxes, net of federal benefit       2.0   (3.4)   (.2)
     Other                                           (3.1)  (1.6)    .7
     Change in valuation allowance                   30.9    --     --
                                                    -----  -----  -----
     Effective income tax rate                       21.0%  22.4%  21.0%
                                                    =====  =====  =====

   The principal components of deferred tax assets and liabilities are as follows:

                                                           June 30,
                                                        ----------------
                                                         1999     1998
                                                        -------  -------
                                                        (In thousands)
     Deferred tax assets:
       Tax credit and net operating loss carryforwards  $ 7,717  $ 9,424
       Reserves and accruals                              2,486    2,126
       Depreciation and amortization                      3,465    1,016
                                                        -------  -------
                                                         13,668   12,566
       Valuation allowance                               (9,784)  (8,502)
                                                        -------  -------
                                                          3,884    4,064
                                                        -------  -------
     Deferred tax liabilities:
       Unremitted Puerto Rico earnings                    1,861    2,483
                                                        -------  -------
     Net deferred tax asset                             $ 2,023  $ 1,581
                                                        =======  =======

   Net deferred tax assets (liabilities) are comprised of the following:

                                 June 30,
                              ----------------
                               1999     1998
                              -------  -------
                              (In thousands)
     Current assets           $ 2,582  $ 3,561
     Non-current liabilities     (559)  (1,980)
                              -------  -------
     Net deferred tax assets  $ 2,023  $ 1,581
                              =======  =======

   At June 30, 1999, for federal income tax purposes, the Company had research and development and investment tax credit carryforwards of approximately $3,100,000 which expire in the years 2000 through 2013, and alternative minimum tax credit carryforwards of approximately $2,157,000 which have no expiration date. Additionally, for state income tax purposes, the Company had research and development tax credit carryforwards of approximately $1,214,000 which have no expiration date.

   Based on the Company's assessment of the future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain tax credit carryforwards. At June 30, 1999, approximately $4,612,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which would be credited to common stock if realized.

   The Company operates a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2008. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from federal income taxes through fiscal 2006. This exemption will be further limited during the fiscal years 2003 through 2006 based on certain prior year Puerto Rico earnings. Appropriate taxes have been provided on this subsidiary's earnings all of which are intended to be remitted to the parent company. At June 30, 1999, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $7,852,000 and $1,861,000, respectively.

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

Note G--Related Party Transactions

   In March 1998, the Company extended two loans in the amounts of $400,000 and $500,000 to an executive officer in connection with his employment by the Company. The $400,000 loan, together with interest at 6% per annum, is forgiven in four equal installments on June 30, 1998, 1999, 2000 and 2001. The company recognizes compensation expense in the amount of both the loan and interest to be forgiven during the applicable fiscal period. The $500,000 loan is interest free with a term of ten years to be repaid in 2008. Both loans are secured by a deed of trust pertaining to the executive officer's principal home in California. Pursuant to the loan agreements, any loan balance and/or accrued interest amount will become due and payable if the executive officer resigns or is terminated for cause. In July 1998, the Company funded an unsecured loan of $150,000 to another executive officer which was interest free and was forgiven in 1999.

   During 1999, the Company paid $113,000, $25,000 and $21,000 for consulting fees to three directors of the Company, respectively. During 1998, the Company paid $10,000 for consulting fees to a director of the Company. The Company paid $47,000 for marketing research in 1997 to a firm whose managing director was also a director of the Company until August 1996. During 1995, two executive officers exercised stock options in exchange for notes of $43,000 bearing interest at approximately 6% per annum, payable annually. The notes were collateralized by the stock issued upon exercise of the stock options and were recorded as an offset against common stock. Such notes were repaid in 1998 and 1997, respectively.

Note H--Benefit Plans

   401(k) Plans. The Company's U.S. and Puerto Rico employees are eligible to participate in the Company's 401(k) plans. The Company's discretionary contributions vest immediately and were $94,000, $91,000 and $60,000 in 1999, 1998 and 1997, respectively.

Note I--Shareholders' Equity

   Stock Options. The Company has a stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none has been granted. The Company's shareholders have approved a plan under which the number of shares reserved for issuance under the stock option plan will automatically increase each July by an amount equal to 3% of the Company's outstanding shares as of the last trading day of the Company's immediately preceding fiscal year. In July 1999, the number of shares reserved for issuance increased by 448,000. In addition, the Company has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of the Company's common stock on the date of grant and expire no later than ten years from the date of grant. Options granted to employees and consultants prior to fiscal 1999 and options granted to non-employee directors are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the three years following the date of grant. Options granted to employees and consultants after fiscal 1998 are generally exercisable at 25% at the end of the first year and 2.08% for each month thereafter for the following three years.

   On August 6, 1999, the Board of Directors of Symmetricom adopted the 1999 Employee Stock Plan and the 1999 Director Stock Option Plan, subject to shareholder approval, and the number of shares reserved for issuance are 900,000 and 300,000, respectively. The Plans are intended to replace the Company's 1990 Employee Stock Plan and the Company's 1990 Director Stock Option Plan, which expire on October 23, 2000.

   Stock option activity for the three years ended June 30, 1999 is as follows:

                                                 Options Outstanding
                                              --------------------------
                              Share Available  Number   Weighted Average
                                 For Grant    of Shares  Exercise Price
                              --------------- --------- ----------------
                               (In thousands, except per share amounts)
   Balances at July 1, 1996          429        1,651        $10.80
     Authorized                      467          --            --
     Granted                        (483)         483         14.57
     Exercised                       --          (333)         5.47
     Canceled                        262         (262)        15.30
                                  ------       ------
   Balances at June 30, 1997         675        1,539         12.37
     Authorized                      476          --            --
     Granted                        (789)         789         12.61
     Exercised                                                 7.45
                                     --           (75)         7.45
     Canceled                        123         (123)        14.80
     Expired                         --            (5)         1.75
                                  ------       ------
   Balances at June 30, 1998         485        2,125         12.49
     Authorized                      473          --            --
     Granted                      (1,839)       1,839          6.30
     Exercised                       --           (19)         2.80
     Canceled                      1,747       (1,747)        13.70
                                  ------       ------
   Balances at June 30, 1999         866        2,198          6.45
                                  ======       ======

   At June 30, 1999, 1998 and 1997, the number of shares and weighted average exercise price underlying exercisable options were 1,097,000 at $6.43, 867,000 at $11.48 and 573,000 at $11.08, respectively. The weighted average fair value, using the Black-Scholes method, of options granted was $1.91 in 1999, $5.17 in 1998 and $6.62 in 1997.

   At the beginning of fiscal 1999, the Company offered its employees and directors a stock option repricing program in which new options were granted at an exchange rate of three shares for every four shares and one share for every two shares, respectively, of unexercised options as of July 14, 1998. The corresponding grant of new options in July 1998 was at an exercise price of $6.44, the fair market value on the date of the new grants. The new options retain the same vesting and expiration dates as the old options. The new options also contained a blackout period and were not exercisable until January 14, 1999. As a result, 1,260,000 old options were surrendered by employees for 945,000 new options, and 262,000 old options were returned by directors for 131,000 new options.

   Additional information regarding options outstanding as of June 30, 1999 is as follows:

                      Options Outstanding                            Options Exercisable
---------------------------------------------------------------- -----------------------------
                                   Weighted
   Range of                        Average                                         Weighted
   Exercise       Number of       Remaining     Weighted Average    Number         Average
    Prices          Shares     Contractual Life  Exercise Price    of Shares    Exercise Price
--------------  -------------- ---------------- ---------------- -------------  --------------
                (In thousands)    (In years)                     (In thousands)
$3.38 --$ 5.69         71            2.1             $3.79              71          $3.79
 5.88 --  6.00        594            9.1              5.88             190           5.88
 6.44 -- 16.00      1,533            7.4              6.79             836           6.76
                    -----                                            -----
 3.38 -- 16.00      2,198            7.7              6.45           1,097           6.43
                    =====                                            =====

   As discussed in Note A, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Compensation expense has been recognized in the financial statements for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of 1996. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: expected life, six months after vesting in 1999 and 1998, and one year after vesting in 1997; stock volatility, 58% in 1999, 1998 and 1997; three years average risk-free interest rates, approximately 5.0% in 1999, 5.8% in 1998 and 6.4% in 1997; and no dividends during the expected term. The Company's calculations are based on the multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma consolidated net loss would have been $5,325,000 ($.35 per share--basic, $.35 per share--diluted) in 1999, $5,647,000 ($.36 per share--basic, $.36 per share--diluted) in 1998, and pro forma consolidated net earnings would have been $10,527,000 ($.67 per share--basic, $.66 per share--diluted) in 1997. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   Employee Stock Purchase Plan. The Company has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of the

Company's common stock at 85% of the fair market value at certain specified dates. Under this plan, 467,000 shares of common stock have been reserved and were available for issuance as of June 30, 1999.

   Under SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 58% in 1999, 1998 and 1997; three years average risk-free interest rates, approximately 5.4% in 1999, 5.3% in 1998 and 4.9% in 1997; and no dividends during the expected term. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $2.44, $4.51 and $4.68, respectively.

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

   Stock Repurchase Program. In April 1997 and September 1998, the Company's Board of Directors authorized programs to repurchase up to 500,000 shares and 1,000,000 shares, respectively, of the Company's common stock. The Company repurchased 996,000 shares, 268,000 shares and 90,000 shares in 1999, 1998 and 1997, respectively.

Note J--Business Segment Information

   The Company has three reportable segments: Synchronization ("Sync") Products, Transmission Products, and Other Products. The Company does not allocate operating expenses or specific assets to these segments. Therefore, segment information reported includes only net sales and gross profit margin.

                                        Transmission
                          Sync Products   Products   Other Products  Total
                          ------------- ------------ -------------- -------
   Fiscal Year 1999
     Net sales               $64,449      $ 8,056        $4,410     $76,915
     Gross profit margin      31,580        4,350           816      36,746
   Fiscal Year 1998
     Net sales               $63,475      $ 3,827        $6,009     $73,311
     Gross profit margin      31,103        1,952         3,238      36,293
   Fiscal Year 1997
     Net sales               $69,294      $13,150        $7,274     $89,718
     Gross profit margin      34,516        7,125         2,374      44,015

   The Company's export sales accounted for 29%, 22% and 13% of the Company's net sales in 1999, 1998 and 1997, respectively. The geographical components of export sales is as follows:

                            Year ended
                             June 30,
                          ----------------
                          1999  1998  1997
                          ----  ----  ----
     United States         71%   78%   87%
     International:
       United Kingdom       4%    7%    5%
       Africa               3%    2%   --%
       Germany              2%    4%    1%
       Rest of the world   20%    9%    7%

   A relatively small number of customers has historically accounted for a significant portion of the Company's net sales. No customer accounted for 10% or more of the Company's net sales in 1999. Two customers, although not the same two customers in each year, accounted for 23% and 39% of the Company's net sales in 1998 and 1997, respectively.

Note K--Quarterly Results and Stock Market Data (Unaudited)

   Quarterly results and stock market data are as follows:

                                     First   Second   Third   Fourth    Total
                                    Quarter  Quarter Quarter  Quarter   Year
                                    -------  ------- -------  -------  -------
                                        (In thousands, except per share
                                                   amounts)
Fiscal Year 1999
  Net sales                         $18,586  $19,603 $19,737  $18,989  $76,915
  Gross profit                        8,971    9,296   9,244    9,235   36,746
  Operating income                      576      384     722      640    2,322
  Earnings from continuing
   operations before income taxes       852      642     930    1,100    3,524
  Earnings from continuing
   operations                           673      507     735      869    2,784
  Earnings (loss) from discontinued
   operations                          (336)     150  (3,793)     --    (3,979)
  Net earnings (loss)                   337      657  (3,058)     869   (1,195)
  Basic earnings per share from
   continuing operations                .04      .03     .05      .06      .18
  Basic earnings (loss) per share
   from discontinued operations        (.02)     .01    (.25)     --      (.26)
  Basic net earnings (loss) per
   share                                .02      .04    (.20)     .06     (.08)
  Diluted earnings per share from
   continuing operations                .04      .03     .05      .06      .18
  Diluted earnings (loss) per share
   from discontinued operations        (.02)     .01    (.25)     --      (.26)
  Diluted net earnings (loss) per
   share                                .02      .04    (.20)     .06     (.08)
  Common stock price range (A):
    High                              7 1/2    7 3/4   8 3/4    9 7/8    9 7/8
    Low                                   4   4 5/16   6 1/4    5 7/8        4
Fiscal Year 1998
  Net sales                         $18,453  $19,737 $16,786  $18,335  $73,311
  Gross profit                        9,549   10,022   7,774    8,948   36,293
  Operating income (loss)             1,636    1,943     (10)     623    4,192
  Earnings from continuing
   operations before income taxes     1,901    2,207     244      823    5,175
  Earnings from continuing
   operations                         1,475    1,713     189      639    4,016
  Earnings (loss) from discontinued
   operations                         1,208    1,720  (7,672)    (802)  (5,546)
  Net earnings (loss)                 2,683    3,433  (7,483)    (163)  (1,530)
  Basic earnings per share from
   continuing operations                .09      .11     .01      .04      .25
  Basic earnings (loss) per share
   from discontinued operations         .08      .11    (.49)    (.05)    (.35)
  Basic net earnings (loss) per
   share                                .17      .22    (.47)    (.01)    (.10)
  Diluted earnings per share from
   continuing operations                .09      .11     .01      .04      .25
  Diluted earnings (loss) per share
   from discontinued operations         .07      .11    (.49)    (.05)    (.35)
  Diluted net earnings (loss) per
   share                                .17      .21    (.47)    (.01)    (.10)
  Common stock price range (A):
    High                                 18   18 5/8  12 1/4  7 13/16   18 5/8
    Low                              14 1/8   10 3/8 6 15/16    5 3/8    5 3/8

--------
(A) The Company's common stock trades on The Nasdaq Stock Market under the symbol SYMM. At June 30, 1999, there were approximately 1,289 shareholders of record. Common stock prices are closing prices as reported on the Nasdaq Stock Market System. The Company has not paid cash dividends during the last two fiscal years and has no present plans to do so.

Note L--Subsequent Events

   On August 30, 1999, Symmetricom entered into a definitive agreement to acquire certain assets of Hewlett-Packard Company's ("Hewlett-Packard") Communications Synchronization business for approximately $30.0 million in cash, of which approximately $20.0 million will be paid to Hewlett-Packard at closing. This business, part of Hewlett-Packard's Santa Clara Division, designs and manufactures network synchronization and timing equipment for global wireline and wireless telecommunications networks. The acquisition will be accounted for under the purchase method and goodwill of approximately $16.0 million will be amortized over a five to ten year period. The transaction is scheduled to close by the end of September 1999, although no assurance can be given that the agreement will be consummated.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Symmetricom, Inc.

   We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

      /s/ Deloitte & Touche LLP
_____________________________________
        Deloitte & Touche LLP

San Jose, California
July 21, 1999
(August 6, 1999 as to the second paragraph of Note I and August 30, 1999 as to Note L)

                                                                     SCHEDULE II

                               SYMMETRICOM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                   Balance  Charged
                                     at     to Costs            Balance
                                  Beginning   and    Deductions at End
                                   of Year  Expenses    (1)     of Year
                                  --------- -------- ---------- -------
Year ended June 30, 1999:
  Accrued warranty expense         $3,994    $1,925    $1,600   $4,319
  Allowance for doubtful accounts  $  329    $   86    $  235   $  180
Year ended June 30, 1998:
  Accrued warranty expense         $2,741    $2,051    $  798   $3,994
  Allowance for doubtful accounts  $  307    $  261    $  239   $  329
Year ended June 30, 1997:
  Accrued warranty expense         $2,088    $1,966    $1,313   $2,741
  Allowance for doubtful accounts  $  280    $  338    $  311   $  307

--------
(1) Deductions represent costs charged or amounts written off against the reserve or allowance.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Symmetricom, Inc.

                                          By:       /s/ Thomas W. Steipp
                                             ----------------------------------
Date: September 23, 1999                             (Thomas W. Steipp)
                                            Chief Executive Officer and Chief
                                                    Financial Officer
                                              (Principal Executive Officer,
                                           Principal Financial and Accounting
                                                        Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

  /s/  Thomas W. Steipp                Director, Chief Executive  September 23, 1999
______________________________________  Officer and Chief
       (Thomas W. Steipp)               Financial Officer
                                        (Principal Executive
                                        Officer, Principal
                                        Financial and Accounting
                                        Officer)

  /s/  Mary A. Rorabaugh               Vice President, Finance    September 23, 1999
______________________________________  and Secretary
        (Mary A. Rorabaugh)

  /s/  Richard W. Oliver               Chairman of the Board      September 23, 1999
______________________________________
       (Richard W. Oliver)

  /s/ Robert M. Neumeister Jr.         Director                   September 23, 1999
______________________________________
      (Robert M. Neumeister Jr.)

  /s/   Krish A. Prabhu                Director                   September 23, 1999
______________________________________
        (Krish A. Prabhu)

  /s/  William D. Rasdal               Director                   September 23, 1999
______________________________________
       (William D. Rasdal)

  /s/   Richard N. Synder              Director                   September 23, 1999
______________________________________
        (Richard N. Synder)

  /s/   Robert M. Wolfe                Director                   September 23, 1999
______________________________________
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

 3.4(14)       Bylaws, as amended December 1, 1998.


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

10.1(5)(18)    Amended and Restated Non-Qualified Stock Option Plan (1982), with form of
               Employee Non-Qualified Stock Option (1982 Plan).


10.2(10)(18)   1990 Director Option Plan (as amended through October 25, 1995).


10.3(5)(18)    Form of Director Option Agreement.


10.4(16)(18)   1990 Employee Stock Plan (as amended through June 29, 1998).


10.5(5)(18)    Forms of Stock Option Agreement, Restricted Stock Purchase Agreement, Tandem
               Stock Option/SAR Agreement, and Stock Appreciation Right Agreement for use
               with the 1990 Employee Stock Plan.


10.6(13)(18)   1994 Employee Stock Purchase Plan (as amended through July 27, 1998).


10.7(16)(18)   Consulting Agreement between the Company and Richard W. Oliver dated June 1,
               1998.


10.8(16)(18)   Consulting Agreement between the Company and William D. Rasdal dated August 1,
               1998.


10.9(9)        Lease Agreement by and between Navstar Systems Limited, a subsidiary of the
               Company, and Baker Hughes Limited dated April 22, 1994.


10.10(11)      Lease Agreement by and between the Company and Nexus Equity, Inc. dated June
               10, 1996.


10.11(16)      Fourth Amendment to the Revolving Credit Loan Agreement between the Company and Comerica Bank-California dated June 26, 1998.


10.12(16)      First Amended and Restated Revolving Credit Loan Agreement between the Company and Comerica Bank-California dated June 29, 1998.


10.13(6)       Form of Indemnification Agreement.


10.14(8)       Linfinity Microelectronics Inc. Common Stock and Series A Preferred Stock
               Purchase Agreement dated June 28, 1993.


10.15(8)       Tax Sharing Agreement between Linfinity Microelectronics Inc. and the Company dated June 28, 1993.


10.16(8)       Intercompany Services Agreement between Linfinity Microelectronics Inc. and the Company dated June 28, 1993.


10.17(8)(18)   Linfinity Microelectronics Inc. 1993 Stock Option Plan with form of Stock
               Option Agreement.


10.18(8)       Linfinity Microelectronics Inc. Form of Indemnification Agreement.


10.19(16)(18)  Employment offer letter by and between the Company and Thomas W. Steipp,
               President and Chief Operating Officer, Telecom Solutions dated February 19,
               1998.


10.20(7)       Agreement for Sale and Purchase of the Navstar Business of Radley Services
               Limited.

Exhibit
Number                                       Index of Exhibits
-------                                      -----------------
10.21(7)       Agreement for the Sale and Purchase of Certain Assets of Navstar Electronics,
               Inc.


10.22(16)(18)  Promissory Notes Secured by Deed of Trust issued by Thomas W. Steipp to the
               Company dated March 24, 1998.


10.23(16)      Intercompany Revolving Loan Agreement between Linfinity Microelectronics Inc.
               and the Company dated August 15, 1998.


10.24(16)(18)  Promissory Note issued by James Peterson to Linfinity Microelectronics Inc.
               dated July 13, 1998.


10.25(14)(18)  Employment offer letter by and between the Company and Roger A. Strauch dated
               November 9, 1998.


10.26(14)      Strategic Partner Bonus Plan between Linfinity Microelectronics Inc. and James
               J. Peterson dated November 18, 1998.


10.27(14)(18)  Retention Bonus Plan between Linfinity Microelectronics Inc. and James J.
               Peterson dated November 18, 1998.


10.28(14)(18)  Promissory Note issued by Thomas W. Steipp to the Company dated January 25,
               1999.


10.29(14)(18)  Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the
               Company dated January 25, 1999.


10.30(14)(18)  Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to
               First American Title Insurance Company, as Trustee, for the benefit of
               Symmetricom, Inc., a California corporation, as Beneficiary.


10.31(15)      Agreement and Plan of Reorganization by and among Linfinity Microelectronics
               Inc., Symmetricom, Inc., Micro-Linfinity Acquisition Corporation, and
               Microsemi Corporation dated as of February 10, 1999.


10.32(17)(18)  1999 Director Plan.


10.33(17)(18)  Form of Director Option Agreement.


10.34(17)(18)  1999 Stock Plan.


10.35(17)(18)  Form of Stock Option Agreement.


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

(9) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year endedJune 30, 1994.

(10) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

(11) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year endedJune 30, 1996.

(12) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter endedDecember 31, 1996.

(13) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter endedSeptember 30, 1998.

(14) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter endedDecember 31, 1998.

(15) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

(16) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year endedJune 30, 1998.

(17) Incorporated by reference from Exhibits to the 1999 Proxy Statement.

(18) Indicates a management contract or compensatory plan or arrangement.