Form 10-Q
period 1999-09-30
SYMMETRICOM INC
filed 1999-11-09
CIK 82628

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________to__________
                         Commission file number 0-2287

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X   No ____
                                                   ----

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                       During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ______ No_____

                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          CLASS                       OUTSTANDING AS OF November 1, 1999
          -----                       ----------------------------------
        Common Stock                              15,151,558

==============================================================================

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX


                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements:

     Consolidated Balance Sheets -
          September 30, 1999 and June 30, 1999                              3

     Consolidated Statements of Operations -
          Three months ended September 30, 1999 and 1998                    4

     Consolidated Statements of Cash Flows -
          Three months ended September 30, 1999 and 1998                    5

     Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                 18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                SYMMETRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                        September 30,        June 30,
                                                                            1999              1999
                                                                        -------------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 50,062         $ 44,897
   Short-term investments                                                    12,256           14,300
                                                                           --------         --------
         Cash and investments                                                62,318           59,197
   Accounts receivable, net                                                  10,640           10,915
   Inventories                                                               11,087           10,805
   Other current assets                                                       3,544            3,762
                                                                           --------         --------
         Total current assets                                                87,589           84,679
Property, plant and equipment, net                                           20,307           20,615
Other assets, net                                                             1,236            1,026
                                                                           --------         --------
                                                                           $109,132         $106,320
                                                                           ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  3,431         $  3,564
   Accrued liabilities                                                       14,047           13,929
   Current maturities of long-term obligations                                  618              595
                                                                           --------         --------
         Total current liabilities                                           18,096           18,088
Long-term obligations                                                         7,978            8,069
Deferred income taxes                                                           624              559

Shareholders' equity:
   Preferred stock, no par value;
         Authorized - 500 shares
         Issued - none                                                           --               --
   Common stock, no par value;
         Authorized - 32,000 shares
         Issued and outstanding -  15,148 and 14,926 shares                  20,019           18,934
   Unrealized gain on securities, net of deferred taxes                       2,260            1,400
   Retained earnings                                                         60,155           59,270
                                                                           --------         --------
         Total shareholders' equity                                          82,434           79,604
                                                                           --------         --------
                                                                           $109,132         $106,320
                                                                           ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          September 30,
                                                                         1999        1998
                                                                      -------      -------
Net sales                                                             $19,617      $18,586
Cost of sales                                                          10,578        9,615
                                                                      -------      -------
         Gross profit                                                   9,039        8,971
Operating expenses:
   Research and development                                             3,303        3,287
   Selling, general and administrative                                  5,057        5,108
                                                                      -------      -------
         Operating income                                                 679          576
Interest income                                                           677          456
Interest expense                                                         (176)        (180)
                                                                      -------      -------
         Earnings from continuing operations before income
           taxes                                                        1,180          852
Income taxes                                                              295          179
                                                                      -------      -------
         Earnings from continuing operations                              885          673

Loss from discontinued operations, net of tax                              --         (336)
                                                                      -------      -------
         Net earnings                                                 $   885      $   337
                                                                      =======      =======

Earnings (loss) per share - basic and diluted:
   Earnings from continuing operations                                $   .06      $   .04
   Loss from discontinued operations                                       --         (.02)
                                                                      -------      -------
Net earnings                                                          $   .06      $   .02
                                                                      =======      =======

Weighted average shares outstanding - basic                            15,005       15,801
                                                                      =======      =======

Weighted average shares outstanding - diluted                          15,412       15,827
                                                                      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                               1999          1998
                                                                           ----------     -----------
Cash flows from operating activities:
   Net earnings                                                            $      885     $       337
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Loss from discontinued operations                                               --             336
   Depreciation and amortization                                                1,197           1,182
   Deferred income taxes                                                          113             188
   Changes in assets and liabilities:
         Accounts receivable                                                      275             625
         Inventories                                                             (282)          1,172
         Accounts payable                                                        (133)            (74)
         Accrued liabilities                                                      118             462
         Other                                                                    170            (778)
                                                                           ----------     -----------

                  Net cash provided by continuing operations                    2,343           3,450
                  Net cash provided by discontinued operations                     --             653
                                                                           ----------     -----------

                  Net cash provided by operating activities                     2,343           4,103
                                                                           ----------     -----------

Cash flows from investing activities:
   Purchases of short-term investments                                        (10,096)        (15,348)
   Maturities of short-term investments                                        13,000           2,000
   Purchases of plant and equipment, net                                         (889)           (511)
   Notes receivable                                                                --             100
   Other                                                                         (210)           (347)
                                                                           ----------     -----------
                  Net cash provided by (used for) investing activities          1,805         (14,106)
                                                                           ----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term obligations                                 --             595
   Repayment of long-term obligations                                             (68)            (50)
   Proceeds from issuance of common stock                                       1,085             402
   Repurchase of common stock                                                      --            (581)
                                                                           ----------     -----------
                  Net cash provided by financing activities                     1,017             366
                                                                           ----------     -----------

                  Net increase (decrease) in cash and cash equivalents          5,165          (9,637)
                  Cash and cash equivalents at beginning of period             44,897          31,369
                                                                           ----------     -----------
                  Cash and cash equivalents at end of period               $   50,062     $    21,732
                                                                           ==========     ===========

Non-cash investing and financing activities:
   Unrealized gain on securities, net                                         $   860         $    --
Cash payments for:
   Interest                                                                   $   176         $   180
   Income taxes                                                                   219             866

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein
   ---------------------
have been prepared by Symmetricom, Inc. ("Symmetricom" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

   In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1999, the results of operations for the three month period then ended and its cash flows for the three month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2. Acquisition. Sunsequent to the first quarter, Symmetricom acquired certain
   -----------
assets of Hewlett-Packard's Communications Synchronization business for approximately $30.0 million in cash, of which approximately $19.0 million was paid to Hewlett-Packard at closing. The remaining $11.0 million will be paid over the next twelve to fifteen months as additional assets, primarily inventory, are transferred to the Company. The Communications Synchronization business designs and manufactures network synchronization and timing equipment for global wireline and wireless telecommunications networks. The acquisition will be accounted for under the purchase method and goodwill of approximately $16.0 million will be amortized over a five to ten year period.

3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                  September 30,   June 30,
                                     1999           1999
                                     ----           ----
          (In thousands)
          --------------
          Raw materials             $ 3,542        $ 3,859

          Work-in-process             2,787          3,173

          Finished goods              4,758          3,773
                                    -------        -------
                                    $11,087        $10,805
                                    =======        =======


4. Recent Accounting Pronouncements. In June 1998, Statement of Financial
   --------------------------------
Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position and results of operations.

5. Contingencies. In January 1994, a securities class action complaint was filed
   -------------
against the Company and certain of its present and former officers or directors in the United States District Court, Northern District of

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

   The trend analyses and other non-historical information contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the payments to Hewlett-Packard and amortization of goodwill, the outcome of litigation, fluctuations in operating results, customer concentration, competition and pricing pressure, the effective tax rate, year 2000 issues, and market risk in interest rates and foreign currency exchange rates. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including the factors listed below.

   Fluctuations in Operating Results. The Company's quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation, difficulties in integrating the Communications Synchronization business, products and employees acquired from Hewlett-Packard with those of Symmetricom, reduced rates of growth of telecommunications services and high-bandwidth applications, the volume and timing of orders from customers and shipments to customers, including current and planned Communications Synchronization products, the cancellation or rescheduling of customer orders, changes in the product or customer mix of sales, the gain or loss of significant customers, the Company's ability to introduce new products on a timely and cost-effective basis, level and value of the Company's inventories, the timing of new product introductions by the Company and its competitors, customer delays in qualification of new products, increased competition and competitive pricing pressures, fluctuations, especially declines, in the average selling prices received for its products, market acceptance of new or enhanced versions of the Company's and its competitors' products, the long sales cycle associated with the Company's products, cyclical conditions in the telecommunications industry, fluctuations in manufacturing yields and other factors. A significant portion of the Company's operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If the Company is unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company's operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Accordingly, any significant decline in demand for the Company's products or reduction in the Company's average selling prices, or any material delay in customer orders would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future results depend in large part on growth in the markets for the Company's products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which the Company competes, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

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

   Competition; Pricing Pressure. The Company believes that competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on, among other things: the cost effectiveness, quality, price, service and market acceptance of the Company's products; its response to the entry of new competitors or the introduction of new products by the Company's competitors; its ability to keep pace with changing technology and customer requirements; the timely development or acquisition of new or enhanced products; and the timing of new product introductions by the Company or its competitors. The Company believes that its primary competitor is Datum Inc. In addition, due in part to the enactment of The Telecommunications Act of 1996, which permits Incumbent Local Exchange Carriers (ILECs), among the Company's largest customers, to manufacture telecommunications equipment, ILECs may increasingly become significant competitors of the Company. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. The Company continues to experience pricing pressures in all of its markets and has experienced price erosion in several product lines. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers, which, in each case, could materially and adversely affect the Company's business, financial condition and results of operations.

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

     Acquisition Integration. The acquisition of Hewlett-Packard's Communications Synchronization business by the Company will result in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the acquisition involves numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, potential disruption in sales and marketing, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company.

There can be no assurance as to the effect thereof on the Company's business, financial condition and results of operations.

     Potential Acquistions and Dispositions. An important element of the Company's strategy is to identify acquisition and disposition alternatives that would complement or enhance its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, use of cash, the incurring of debt and the assumption of contingent liabilities. Future dispositions could result in significant one-time write-offs or contingent liabilities. Any of the factors above could have a material adverse effect on the Company's business, financial condition, results of operations and/or the price of the Company's common stock.

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

Results of Operations

   The Company designs, manufactures and markets advanced network synchronization and timing products and intelligent access systems for global telecommunications markets. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. The Company's core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing. The Company's products are marketed to public network providers, Incumbent Local Exchange Carriers (ILECs), Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, Internet Service Providers (ISPs) and communications OEMs.

   On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard's Communications Synchronization business for approximately $30.0 million in cash, of which approximately $19.0 million was paid to Hewlett-Packard at closing. The remaining $11.0 million will be paid over the next twelve to fifteen months as additional assets, primarily inventory, are transferred to the Company. The Communications Synchronization business designs and manufactures network synchronization and timing equipment for global wireline and wireless telecommunications networks. The acquisition will be accounted for under the purchase method and goodwill of approximately $16.0 million will be amortized over a five to ten year period.

   The Company sold its Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The sale of Linfinity closed on April 14, 1999. The per share consideration paid to shareholders of Linfinity was $2.96 per Preferred Share and $1.46 per Common Share. The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was payable to Symmetricom (including amounts currently held in escrow) and $0.5 million was payable to the former minority shareholders and option holders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded for all periods from the results discussed below, except where specifically stated otherwise.

   The Company's net sales increased by $1.0 million (6%) to $19.6 million in the first quarter of fiscal 2000 from $18.6 million in the first quarter of fiscal 1999. The increase in net sales in the first quarter of fiscal 2000 compared to the corresponding period of fiscal 1999 was primarily due to higher sales of synchronization products, partially offset by lower sales of transmission products.

   The Company's gross profit, as a percentage of net sales, decreased to 46% in the first quarter of fiscal 2000, compared to 48% in the first quarter of fiscal 1999 primarily due to less favorable manufacturing efficiencies and less favorable product mix.

     Research and development expense was $3.3 million (or 17% of net sales) in the first quarter of fiscal 2000, compared to $3.3 million (or 18% of net sales) in the first quarter of fiscal 1999. These expenses were primarily due to the Company's continued focus on investment in new products and core technology.

     Selling, general and administrative expense was flat at $5.1 million (or 26% of net sales) in the first quarter of fiscal 2000, compared to $5.1 million (or 27% of net sales) in the first quarter of fiscal 1999.

     Interest income increased by $0.2 million to $0.7 million in the first quarter of fiscal 2000, compared to $0.5 million in the first quarter of fiscal 1999, primarily due to the increase in cash, cash equivalents and short-term investments from the $23.0 million in proceeds from the sale of Linfinity.

     Interest expense was flat at $0.2 million for the first quarters of fiscal 2000 and fiscal 1999.

     The Company's effective tax rate was 25% in the first quarter of fiscal 2000, compared to 21% in the corresponding period of fiscal 1999. The effective tax rate for fiscal 2000 is expected to be lower than the federal tax rate due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

     As a result of the factors discussed above, earnings from continuing operations were $0.9 million or $.06 per share (diluted) in the first quarter of fiscal 2000, compared to $0.7 million or $.04 per share (diluted) in the same period of fiscal 1999.

     As a result of the factors discussed above, net loss from discontinued operations was zero and $0.2 million or $.02 per share (diluted) in the first quarters of fiscal 2000 and fiscal 1999, respectively.

     As a result of the factors discussed above, net earnings were $0.9 million or $.06 per share (diluted) in the first quarter of fiscal 2000, compared to $0.3 million or $.02 per share (diluted) in the same period of fiscal 1999.

     Liquidity and Capital Resources

     Working capital increased to $69.5 million at September 30, 1999 from $66.6 million at June 30, 1999, and the current ratio increased to 4.8 to 1.0 from 4.7 to 1.0. The increase in the current ratio resulted primarily from increases in cash, cash equivalents and short-term investments. During the same period, cash, cash equivalents and short-term investments increased to $62.3 million from $59.2 million, primarily due to $2.3 million in cash provided by operating activities, $1.1 million in proceeds from issuance of common stock and $0.9 million in unrealized gain on securities, offset by $0.9 million used for capital expenditures and $0.3 million used for other expenditures. At September 30, 1999, the Company had $6.5 million of unused credit available under its bank line of credit.

     The Company believes that cash, cash equivalents, short-term investments, funds generated from operations, and funds available under its bank line of credit less funds used in the acquisition of Hewlett-Packard's Communications Synchronization business will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At September 30, 1999, the Company had no material outstanding commitments to purchase capital equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $12.3 million as of September 30, 1999. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

     Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $1.4 million at September 30, 1999, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)       The Company's Annual Meeting of Shareholders was held on October 25,
          1999.

(b)       All director candidates: Richard W. Oliver, Thomas W. Steipp, Robert
          M. Neumeister, Krish A. Prabhu, William D. Rasdal and Richard N. Snyder were duly elected.

(c)(i)    The votes for the director candidates were as follows:

          Nominee                  Votes For         Votes Withheld
          -------                  ---------         --------------

          Richard W. Oliver        14,089,496             235,705
          Thomas W. Steipp         14,080,316             244,885
          Robert M. Neumeister     14,082,866             242,335
          Krish A. Prabhu          13,530,117             795,084
          William D. Rasdal        13,890,628             434,573
          Richard N. Snyder        14,089,028             236,173

              There were no abstentions or broker non-votes with respect to election of directors.

(c)(ii) The Company's 1999 Employee Stock Plan and the reservation of 900,000 shares of the Company's Common Stock for issuance thereunder was approved. The votes were as follows:


                                                                     Broker
                For              Against           Abstain          non-votes
                ---              -------           -------          ---------

             5,692,128          1,358,425           379,162         7,594,093

(c)(iii) The Company's 1999 Director Stock Option Plan and the reservation of 300,000 shares of the Company's Common Stock for issuance thereunder was approved. The votes were as follows:


                                                                     Broker
                For              Against           Abstain          non-votes
                ---              -------           -------          ---------

             5,713,412          1,268,494           545,982         7,495,920

(c)(iv) shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The votes were as follows:


                                                                Broker
                For           Against       Abstain           non-votes
                ---           -------       -------           ---------
            13,958,972        196,592       40,637             827,607


Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

              10.36 Employment offer letter by and between the Company and Maurice Austin dated August 9, 1999.
              10.37 Employment offer letter by and between the Company and Murli Thirumale dated August 4, 1999.
              27.1   Financial Data Schedule.

(b)            Reports on Form 8-K.

     A current report on Form 8-K dated October 14, 1999 was filed to disclose on September 30, 1999, the Company's acquisition of certain of Hewlett-Packard's assets, operations and the business related to the design, manufacture, and marketing of network synchronization and timing equipment for global communications networks for approximately $30.0 million in cash of which approximately $19.0 million was paid to Hewlett-Packard at closing. The remaining $11.0 million will be paid over the next twelve to fifteen months as additional assets are transferred to the Registrant.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SYMMETRICOM, INC.
                                       (Registrant)


DATE: November 5, 1999                 By:


                                       /s/  Maurice Austin
                                       -------------------
                                       Maurice Austin
                                       Chief Financial Officer
                                       Registrant and as Principal Financial
                                       and Accounting Officer)