Form 10-Q
period 1999-12-31
SYMMETRICOM INC
filed 2000-02-10
CIK 82628

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

                                       or


     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to _______
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by a court.                             Yes      No
                                                      ---     ---

                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     CLASS                    OUTSTANDING AS OF January 31, 2000
     -----                    ----------------------------------
        Common Stock                          15,002,266

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements:

Consolidated Balance Sheets -
           December 31, 1999 and June 30, 1999                           3

Consolidated Statements of Operations -
           Three and six months ended December 31, 1999 and 1998         4

Consolidated Statements of Cash Flows -
           Six months ended December 31, 1999 and 1998                   5

Notes to Consolidated Financial Statements                               7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   17

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                            17

Item 4.    Submission of Matters to a Vote of Security Holders          18

Item 6.    Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                             20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               SYMMETRICOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                          December 31,         June 30,
                                                                              1999               1999
                                                                        -----------------   --------------
ASSETS                                                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                                      $ 14,005          $ 44,897
 Short-term investments                                                           21,849            14,300
                                                                                --------          --------
   Cash and investments                                                           35,854            59,197
 Accounts receivable, net                                                         13,783            10,915
 Inventories                                                                      13,386            10,805
 Other current assets                                                              3,999             3,762
                                                                                --------          --------
   Total current assets                                                           67,022            84,679
Property, plant and equipment, net                                                21,190            20,615
Other assets, net                                                                 15,525             1,026
                                                                                --------          --------
                                                                                $103,737          $106,320
                                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $  5,999          $  3,564
 Accrued liabilities                                                              15,028            13,929
 Current maturities of long-term obligations                                         640               595
                                                                                --------          --------
   Total current liabilities                                                      21,667            18,088
Long-term obligations                                                              7,885             8,069
Deferred income taxes                                                                255               559

Shareholders' equity:
   Preferred stock, no par value;
   Authorized - 500 shares
   Issued - none                                                                      --                --
 Common stock, no par value;
   Authorized - 32,000 shares
   Issued and outstanding -  14,926 and 14,926 shares                             17,869            18,934
 Unrealized gain on securities, net                                                3,310             1,400
 Retained earnings                                                                52,751            59,270
                                                                                --------          --------
   Total shareholders' equity                                                     73,930            79,604
                                                                                --------          --------
                                                                                $103,737          $106,320
                                                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                           Three Months Ended               Six Months Ended
                                                               December 31,                   December 31,
                                                           1999            1998            1999           1998
                                                       -------------   -------------   ------------   ------------

Net sales                                                   $22,968         $19,603        $42,585        $38,189
Cost of sales                                                13,147          10,307         23,725         19,922
                                                            -------         -------        -------        -------
 Gross profit                                                 9,821           9,296         18,860         18,267
Operating expenses:
 Research and development                                     4,754           3,374          8,057          6,661
 Selling, general and administrative                          6,994           5,538         12,051         10,646
 Non-recurring charges                                        6,818              --          6,818             --
                                                            -------         -------        -------        -------
 Operating income (loss)                                     (8,745)            384         (8,066)           960
Interest income                                                 520             438          1,197            894
Interest expense                                               (174)           (180)          (350)          (360)
                                                            -------         -------        -------        -------
 Earnings (loss) from continuing operations before
  income taxes                                               (8,399)            642         (7,219)         1,494

Income taxes                                                   (995)            135           (700)           314
                                                            -------         -------        -------        -------
 Earnings (loss) from continuing operations                  (7,404)            507         (6,519)         1,180
Earnings (loss) from discontinued operations, net of
 tax                                                              --            150             --           (186)
                                                              -------       -------        -------        -------

 Net earnings (loss)                                        $(7,404)        $   657        $(6,519)       $   994
                                                            =======         =======        =======        =======

Earnings (loss) per share - basic and diluted:
 Earnings (loss) from continuing operations                   $(.49)        $   .03          $(.43)       $   .07
 Earnings (loss) from discontinued operations                    --             .01             --           (.01)
                                                            -------         -------        -------        -------
Net earnings (loss)                                           $(.49)        $   .04          $(.43)       $   .06
                                                            =======         =======        =======        =======

Weighted average shares outstanding - basic                  15,055          15,406         15,030         15,604
                                                            =======         =======        =======        =======

Weighted average shares outstanding - diluted                15,055          15,432         15,030         15,630
                                                            =======         =======        =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                               1999              1998
                                                                          ---------------   --------------
Cash flows from operating activities:
 Net earnings (loss)                                                            $ (6,519)        $    994
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Loss from discontinued operations                                                   --              186
  In-process research and development write off                                    3,468               --
  Depreciation and amortization                                                    2,909            2,305
  Deferred income taxes                                                             (725)              12
  Changes in assets and liabilities:
 Accounts receivable                                                              (2,868)            (277)
 Inventories                                                                      (1,857)           2,046
 Accounts payable                                                                  2,435              210
 Accrued liabilities                                                                 699            1,479
 Other                                                                               184             (507)
                                                                                --------         --------
   Net cash provided by (used for) continuing operations                          (2,274)           6,448
   Net cash provided by discontinued operations                                       --            1,057
                                                                                --------         --------
   Net cash provided by (used for) operating activities                           (2,274)           7,505
                                                                                --------         --------

Cash flows from investing activities:
 Cash paid for acquisition and related costs                                     (19,419)              --
 Purchases of short-term investments                                             (21,139)         (24,943)
 Maturities of short-term investments                                             15,500           14,000
 Purchases of plant and equipment, net                                            (2,250)          (1,457)
 Other                                                                              (106)            (354)
                                                                                --------         --------
   Net cash used for investing activities                                        (27,414)         (12,754)
                                                                                --------         --------

Cash flows from financing activities:
 Proceeds from issuance of long-term obligations                                      --              595
 Repayment of long-term obligations                                                 (139)            (100)
 Proceeds from issuance of common stock                                            1,866              402
 Repurchase of common stock                                                       (2,931)          (4,484)
                                                                                --------         --------
   Net cash used for financing activities                                         (1,204)          (3,587)
                                                                                --------         --------

   Net decrease in cash and cash equivalents                                     (30,892)          (8,836)
   Cash and cash equivalents at beginning of period                               44,897           31,369
                                                                                --------         --------
   Cash and cash equivalents at end of period                                   $ 14,005         $ 22,533
                                                                                ========         ========



                                  (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                               1999            1998
                                                                          --------------   -------------
Non-cash investing and financing activities:
 Unrealized gain on securities, net                                            $  1,910           $  --
Cash payments for:
 Interest                                                                      $    350           $ 360
 Income taxes                                                                       793            (681)


Detail of acquisition:
 Tangible assets acquired                                                      $  1,462           $  --
 Intangible assets acquired                                                      18,357              --
 Cash paid for acquisition and related costs                                    (19,419)             --
                                                                               --------           -----
 Liabilities assumed                                                           $    400           $  --
                                                                               ========           =====

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation.  The consolidated financial statements included
     ---------------------
herein have been prepared by Symmetricom, Inc. ("Symmetricom" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures, which are made, are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

  In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1999, the results of operations for the three and six month periods then ended and its cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2.   Acquisition.  On September 30, 1999 Symmetricom acquired certain assets of
     -----------
Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The estimated net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $.4 million, assumed liabilities of $.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. Additionally, an estimated $11.0 million will be paid to Hewlett-Packard Company over the next 9 to 12 months as additional assets, primarily inventory and capital equipment, are transferred to the Company.


3.  Inventories.  Inventories are stated at the lower of cost (first-in, first-
    -----------   out) or market. Inventories consist of (in thousands):

                                       December 31,           June 30,
                                         1999                  1999
                                         ----                  ----

    Raw materials                     $ 4,397                 $ 3,859
    Work-in-process                     3,286                   3,173
    Finished goods                      5,703                   3,773
                                      -------                 -------
                                      $13,386                 $10,805
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

  The trend analyses and other non-historical information contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the payments to Hewlett-Packard and amortization of goodwill, the outcome of litigation, fluctuations in operating results, customer concentration, competition and pricing pressure, the effective tax rate, year 2000 issues, gross margins, production activities, research and development expense, liquidity and capital resources, and market risk in interest rates and foreign currency exchange rates. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including the factors listed below.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS
Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation:

   . the ability to integrate successfully and timely the Communications Synchronization business, products and employees acquired from Hewlett-Packard with those of Symmetricom;
   . our ability to obtain sufficient supplies of sole or limited source components;
   .  increases in the prices of the components we purchase;
   . the ability to accurately anticipate both the volume and timing of customer orders, including current and planned Communications Synchronization product;
   .  the cancellation or rescheduling of customer orders;
   .  changes in the product or customer mix of sales;
   .  the gain or loss of significant customers;
   . the ability to introduce new products on a timely and cost-effective basis;
   .  the ability to manage the level and value of inventories;
   .  the timing of new product introductions and that of our competitors;
   .  customer delays in qualification of new products;

   . the ability to manage increased competition and competitive pricing pressures;
   . the ability to manage fluctuations, especially declines, in the average selling prices received for our products;
   . market acceptance of new or enhanced versions of our products and our competitors' products;
   . the ability to manage the long sales cycle associated with our products; . the ability to manage cyclical conditions in the telecommunications industry;
   . the ability to manage fluctuations in manufacturing yields and other factors, and
   . reduced rates of growth of telecommunications services and high-bandwidth applications.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, it may harm our business. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Therefore, any significant decline in demand for our products, reduction in our average selling prices, or any material delay in customer orders may harm our business. In addition, our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment.

WE HAVE LIMITED BACKLOG AND A LIMITED VIEW OF WHEN A SALE WILL BE COMPLETED WHICH MAY EFFECT SALES IN ANY GIVEN PERIOD
A substantial portion of our quarterly net sales is often dependent upon orders received and shipped during that quarter, of which a significant portion may be received during the last month or even the last days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on our net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict our quarterly results even during the final days of a quarter.

A SIGNIFICANT AMOUNT OF SALES COMES FROM OUR TOP CUSTOMERS
A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of our net sales in any given fiscal period. No customer accounted for 10% or more of our net sales in fiscal 1999. Two customers, although not the same two customers in each year, accounted for 23% of our net sales in fiscal 1998 and 39% in fiscal 1997. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example, our sales to AT&T were $22.5 million in fiscal 1997 but decreased to $8.1 million in fiscal 1998 and $4.4 million in fiscal 1999. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers or a significant reduction or delay in sales to any such customer, may harm our business.

WE MUST DEVELOP AND SELL NEW PRODUCTS IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE
The markets in which we compete are characterized by:

   .  rapidly changing technology;
   .  evolving industry standards and changes in end-user requirements; and

   .  frequent new product introductions.

Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and on our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. Delays in new product development or delays in production startup could harm our business.

OUR SUCCESS IS CONTINGENT UPON OUR PRODUCT PERFORMANCE AND RELIABILITY
Our customers establish demanding specifications for product performance and reliability. Our products are complex and often use state of the art components, processes and techniques. Undetected errors and design flaws have occurred in the past and could occur in the future. In addition to higher product service, warranty and replacement costs, such product defects may seriously harm our customer relationships and industry reputation, further magnifying the harm to our business of such defects.

THE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES AND REDUCED PROFITS. THE COMPETITION HAS LEAD TO PRICING PRESSURE
We believe that competition in the telecommunications industry in general, and in the new and existing markets served by us in particular, is intense and likely to increase substantially. Our ability to compete successfully in the future will depend on, among other things:

   . the cost effectiveness, quality, price, service and market acceptance of our products;
   . our response to the entry of new competitors or the introduction of new products by our competitors;
   . our ability to keep pace with changing technology and customer requirements;
   . the timely development or acquisition of new or enhanced products; and . the timing of new product introductions by us or our competitors.

We believe that our primary competitor is Datum Inc. In addition, due in part to the enactment of The Telecommunications Act of 1996, which permits Incumbent Local Exchange Carriers (ILECs), among our largest customers, to manufacture telecommunications equipment, ILECs may increasingly become significant competitors. Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Furthermore, we expect:

   . our competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices; and

   . to continue to experience pricing pressures in all of our markets, and to continue to experience price erosion in several of our product lines.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED
Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. We cannot be sure that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While we intend to continue our efforts to obtain patents whenever possible, we are not certain that patents will be issued or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are not currently party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. There can be no assurance that we will not face third party litigation against us in the future, or that any such litigation will not be costly or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. We cannot be sure that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

WE RECENTLY ACQUIRED A BUSINESS AND ARE CURRENTLY INTEGRATING IT WITH OUR
BUSINESS
Our acquisition of Hewlett-Packard's Communications Synchronization business resulted in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the acquisition involves numerous risks, including:

   . the ability to integrate the acquired operations, technologies and products;
   .  potential disruption in sales and marketing;
   . the diversion of management's attention from other business concerns; . risks of entering markets in which we have no or limited direct prior experience; and
   .  the potential loss of key employees of the acquired company.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR DISPOSITIONS THAT DILUTE OUR SHAREHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES
As part of our strategy, we expect to review acquisition or disposition alternatives to buy other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities, or offer growth opportunities. While we have no current agreements or negotiations underway, we may buy or sell businesses, products or technologies in the future. In the event of any future transactions, we could:

   . issue stock that would dilute our current shareholders' percentage ownership;
   .  incur debt;
   .  assume liabilities; or
   .  incur significant one-time write-offs.

These transactions also involve numerous risks, including:

   . problems combining the purchased operations, technologies or products; . unanticipated costs;
   .  diversion of management's attention from our core business;
   . adverse effects on existing business relationships with suppliers and customers;
   . risks associated with entering markets in which we have no or limited prior experience; and
   .  potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel that we might purchase in the future.

ENVIRONMENTAL MATTERS SUBJECT US TO ADDITIONAL BUSINESS RISKS
Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, we cannot assure you that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, we cannot assure you that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could harm our business.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENTAL REGULATIONS
Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers.
Similar government oversight also exists in the international market. Although we are generally not directly affected by such legislation, the effects of such regulation on our customers may, in turn, harm our business. For instance, the sale of our products may be affected if common carrier tariffs and the taxation of telecommunications services are imposed upon certain of our customers. These regulations are continuously reviewed and subject to change by various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially harm our business.

INTERNATIONAL SALES SUBJECT US TO ADDITIONAL BUSINESS RISKS
Our export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 29% of our net sales in fiscal 1999, 22% in fiscal 1998 and 13% in fiscal 1997. International sales subject us to increased risks including:

   .  foreign currency fluctuations;
   .  export restrictions;
   .  longer payment cycles;
   .  unexpected changes in regulatory requirements or tariffs;
   . protectionist laws and business practices that favor local competition; . dependence on local vendors;
   . reduced or limited protections of intellectual property rights; and . political and economic instability.

To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

INVENTORY RISKS COULD IMPACT OUR GROSS MARGIN
Although we believe that we currently have appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, we cannot be sure that such provisions will be adequate. Our business may be materially harmed, if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

OUR EFFECTIVE TAX RATE IS LOWER DUE TO MANUFACTURING IN PUERTO RICO
Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This results in an overall lower effective tax rate for us. This exemption is subject to certain wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal 2003 through 2006.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH MAY IMPACT YOUR INVESTMENT
Our stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors, could have an immediate and significant harmful effect on the trading price of our common stock.

YEAR 2000 COMPLIANCE
The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems were not material.

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

  On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The estimated net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $.4 million, assumed liabilities of $.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. Additionally, an estimated $11.0 million will be paid to Hewlett-Packard Company over the next 9 to 12 months as additional assets, primarily inventory and capital equipment, are transferred to the Company.

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

  The Company's net sales increased by $3.4 million, or 17%, to $23.0 million in the second quarter of fiscal 2000 from $19.6 million in the second quarter of fiscal 1999. Net sales increased by $4.4 million, or 12%, to $42.6 million in the first half of fiscal 2000 from $38.2 million in the first half of fiscal 1999. The increases in net sales in the second quarter and first half of fiscal 2000 compared to the corresponding periods of fiscal 1999 were primarily due to sales from the new wireless products acquired in the Hewlett-Packard transaction, partially offset by lower sales of synchronization products.

  The Company's gross profit, as a percentage of net sales, decreased to 43% and 44% in the second quarter and first half of fiscal 2000, respectively, compared to 47% and 48% in the corresponding periods of fiscal 1999 primarily due to lower margins resulting from sales of acquired Hewlett-Packard products. The Company anticipates that, in the near-term, it will continue to experience the lower margins associated with the acquired Hewlett-Packard products until its plans to transfer production from Hewlett-Packard's Korean and China manufacturing facilities to the Company's Puerto Rico facility are implemented. The Company currently estimates that the production activities will be fully transferred in the first half of fiscal 2001.

  Research and development expense was $4.8 million (or 21% of net sales) and $8.1 million (or 19% of net sales) in the second quarter and first half of fiscal 2000, respectively, compared to $3.4 million (or 17% of net sales) and $6.7 million (or 17% of net sales) in the corresponding periods of fiscal 1999. The increased expenses were primarily due to the Company's continued focus on investment in new products and core technology. In addition, as part of the acquisition of the HP Product Line business, the Company added 23 additional engineers. The Company anticipates that it will continue to emphasize investment in research and development programs in future periods and continue to pursue several existing product development programs acquired as part of the acquisition.

  Selling, general and administrative expense was $7.0 million (or 30% of net sales) and $12.1 million (or 28% of net sales) in the second quarter and first half of fiscal 2000, respectively, compared to $5.5 million (or 28% of net sales) and $10.6 million (or 28% of net sales) in the corresponding periods of fiscal 1999. These increases were primarily due to higher marketing and sales expenses associated with increased sales, goodwill amortization, and higher administrative expenses. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized over a five to ten year period and is included in general and administrative expense.

  As part of the acquisition of the HP Product Line business, the Company recorded non-recurring charges of $3.5 million for the write-off of acquired in-process research and development expenses and $3.3 million for recruiting and employee expenses. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

  New product development projects were underway at Hewlett-Packard at the time of the acquisition. Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

  Interest income increased by $80,000 to $0.5 million in the second quarter of fiscal 2000 from $0.4 million in the second quarter of fiscal 1999. Interest income increased by $0.3 million to $1.2 million in the first half of fiscal 2000 from $0.9 million in the first half of fiscal 1999. The increases were primarily due to the increase in cash, cash equivalents and short-term investments from the $23.0 million in proceeds from the sale of Linfinity, partially offset by the $19.4 million cash expenditure to acquire the HP Product Line business.

  Interest expense remained relatively constant at $0.2 million and $0.4 million for the second quarter and first half of fiscal 2000, respectively, compared to the corresponding periods of fiscal 1999.

  The Company's effective tax rate was 12% in the second quarter of fiscal 2000, compared to 21% in the corresponding period of fiscal 1999. The Company's effective tax rate was 10% in the first half of fiscal 2000, compared to 21% in the corresponding period of fiscal 1999. The Company's deferred tax assets are substantially subject to a valuation allowance. Therefore, the loss generated from the acquisition of the HP Product Line business did not result in a tax benefit. Additionally, the effective tax rate for fiscal 2000 is expected to be lower than the federal tax rate due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

  As a result of the factors discussed above, loss from continuing operations was $7.4 million or $.49 per share (diluted) in the second quarter of fiscal 2000, compared to earnings from continuing operations of $0.5 million or $.03 per share (diluted) in the corresponding period of fiscal 1999. Loss from continuing operations was $6.5 million or $.43 per share (diluted) in the first half of fiscal 2000, compared to earnings from continuing operations of $1.2 million or $.08 per share (diluted) in the corresponding period of fiscal 1999.

  As a result of the factors discussed above, earnings from discontinued operations was zero and $0.2 million or $.01 per share (diluted) in the second quarter of fiscal 2000 and fiscal 1999, respectively. Net loss from discontinued operations was zero and $0.2 million or $.01 per share (diluted) in the first half of fiscal 2000 and fiscal 1999, respectively.

  As a result of the factors discussed above, net loss was $7.4 million or $.49 per share (diluted) in the second quarter of fiscal 2000, compared to net earnings of $0.7 million or $.04 per share (diluted) in the corresponding period of fiscal 1999. Net loss was $6.5 million or $.43 per share (diluted) in the first half of fiscal 2000, compared to earnings from continuing operations of $1.0 million or $.06 per share (diluted) in the corresponding period of fiscal 1999.

  Liquidity and Capital Resources

  Working capital decreased to $45.4 million at December 31, 1999 from $66.6 million at June 30, 1999, and the current ratio decreased to 3.1 to 1.0 from 4.7 to 1.0. The decrease in the current ratio resulted primarily from the decrease in cash, cash equivalents and short-term investments due to the acquisition of the HP Product Line business. During the same period, cash, cash equivalents and short-term investments decreased to $35.9 million from $59.2 million, primarily due to $19.8 million in cash used for the acquisition of the HP Product Line business, $1.9 million in cash used for operating activities, $2.9 million used for repurchase of common stock, $2.3 million used for capital expenditures, $0.2 million used for other expenditures, offset by $1.9 million in proceeds from issuance of common stock and $1.9 million in unrealized gain on securities. At December 31, 1999, the Company had $6.5 million of unused credit available under its bank line of credit.

  The Company believes that cash, cash equivalents, short-term investments, funds generated from operations, and funds available under its bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At December 31, 1999, the Company had no material outstanding commitments to purchase capital equipment.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

  Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $21.8 million as of December 31, 1999. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

  Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $2.6 million at December 31, 1999, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

(c)(i)   The votes for the director candidates were as follows:

       Nominee                   Votes For    Votes Withheld
      --------                   ---------    --------------

       Richard W. Oliver         14,089,496          235,705
       Thomas W. Steipp          14,080,316          244,885
       Robert M. Neumeister      14,082,866          242,335
       Krish A. Prabhu           13,530,117          795,084
       William D. Rasdal         13,890,628          434,573
       Richard N. Snyder         14,089,028          236,173

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


Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

          27.1  Financial Data Schedule.

   (b)  Reports on Form 8-K

        A current report on Form 8-K dated October 14, 1999, was filed to disclose on September 30, 1999, the Company's acquisition of certain of Hewlett-Packard's assets, operations and the business related to the design, manufacture and marketing of network synchronization and timing equipment for global communications networks for a net purchase price of approximately $19.8 million.

        An amended current report on Form 8-K dated December 14, 1999, was filed to amend Item 7, financial statements and exhibits of its current report on Form 8-K, originally filed with the Securities and Exchange Commission on October 14, 1999, reporting the acquisition by Registrant from Hewlett-Packard Company, its Communications Synchronization Business pursuant to the Master Asset Purchase Agreement dated August 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYMMETRICOM, INC.
                                 (Registrant)


DATE:  February 10, 2000      By:
     ---------------------


                                  /s/ Maurice Austin
                                 -------------------------------
                                 Maurice Austin
                                 Chief Financial Officer
                                 (for Registrant and as Principal Financial and Accounting Officer)