Form 10-Q
period 2000-03-31
SYMMETRICOM INC
filed 2000-05-16
CIK 82628

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                                      or


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X     No___
                                                        ---

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                       During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes ___   No ___

                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          CLASS                       OUTSTANDING AS OF May 9, 2000
          -----                       -----------------------------
        Common Stock                            15,106,689
================================================================================

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements:

     Consolidated Balance Sheets -
          March 31, 2000 and June 30, 1999                                    3

     Consolidated Statements of Operations -
          Three and nine months ended March 31, 2000 and 1999                 4

     Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2000 and 1999                           5

     Notes to Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                   19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               SYMMETRICOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           March 31,         June 30,
                                                                             2000             1999
                                                                             ----             ----
ASSETS                                                                   (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents                                                $ 39,637         $ 44,897
  Short-term investments                                                     14,571           14,300
                                                                           --------         --------
     Cash and investments                                                    54,208           59,197
  Accounts receivable, net                                                   15,366           10,915
  Inventories                                                                16,394           10,805
  Other current assets                                                        4,792            3,762
                                                                           --------         --------
     Total current assets                                                    90,760           84,679
Property, plant and equipment, net                                           19,776           20,615
Other assets, net                                                            15,030            1,026
                                                                           --------         --------
                                                                           $125,566         $106,320
                                                                           ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 13,246         $  3,564
  Accrued liabilities                                                        16,261           13,929
  Current maturities of long-term obligations                                   664              595
                                                                           --------         --------
     Total current liabilities                                               30,171           18,088
Long-term obligations                                                         7,789            8,069
Deferred income taxes                                                           222              559

Shareholders' equity:
     Preferred stock, no par value;
     Authorized - 500 shares
     Issued - none                                                               --               --
 Common stock, no par value;
     Authorized - 32,000 shares
     Issued and outstanding -  15,088 and 14,926 shares                      19,140           18,934
 Unrealized gain on securities, net                                           7,538            1,400
 Retained earnings                                                           60,706           59,270
                                                                           --------         --------
     Total shareholders' equity                                              87,384           79,604
                                                                           --------         --------
                                                                           $125,566         $106,320
                                                                           ========         ========



Note: The June 30, 1999 consolidated balance sheet has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                                March 31,                   March 31,
                                                              2000           1999          2000          1999
                                                              ----           ----          ----          ----
Net sales                                                  $30,574        $19,737       $73,159       $57,926
Cost of sales                                               17,611         10,493        41,336        30,415
                                                           -------        -------       -------       -------
     Gross profit                                           12,963          9,244        31,823        27,511
Operating expenses:
  Research and development                                   4,761          3,490        12,818        10,151
  Selling, general and administrative                        7,109          5,032        19,160        15,678
  Non-recurring charges                                         --             --         6,818            --
  Gain on sale of GPS division                             ( 6,689)            --        (6,689)           --
                                                           -------        -------       -------       -------
     Operating income (loss)                                 7,782            722          (284)        1,682
Interest income                                                545            386         1,742         1,280
Interest expense                                              (172)          (178)         (522)         (538)
                                                           -------        -------       -------       -------
     Earnings from continuing operations before
      income taxes                                           8,155            930           936         2,424

Income taxes                                                   200            195          (500)          509
                                                           -------        -------       -------       -------
  Earnings from continuing operations                        7,955            735         1,436         1,915
Discontinued operations, net of tax:
  Earnings (loss) from operations                               --            113            --           (73)
  Estimated loss on sale                                        --         (3,906)           --        (3,906)
                                                           -------        -------       -------       -------
     Loss from discontinued operations                          --         (3,793)           --        (3,979)
                                                           -------        -------       -------       -------
Net earnings (loss)                                        $ 7,955        $(3,058)      $ 1,436       $(2,064)
                                                           =======        =======       =======       =======

Earnings (loss) per share - basic:
  Earnings from continuing operations                      $   .53        $   .05       $   .10       $   .12
  Loss from discontinued operations                             --           (.25)           --          (.25)
                                                           -------        -------       -------       -------
Net earnings (loss)                                        $   .53        $  (.20)      $   .10       $  (.13)
                                                           =======        =======       =======       =======

Weighted average shares outstanding - basic                 15,025         15,055        15,028        15,421
                                                           =======        =======       =======       =======

Earnings (loss) per share - diluted:
 Earnings from continuing operations                       $   .50        $   .05       $   .09       $   .12
 Loss from discontinued operations                              --           (.25)           --          (.25)
                                                           -------        -------       -------       -------
Net earnings (loss)                                        $   .50        $  (.20)      $   .09       $  (.13)
                                                           =======        =======       =======       =======

Weighted average shares outstanding - diluted               15,920         15,238        15,556        15,499
                                                           =======        =======       =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                2000            1999
                                                                            --------        --------
Cash flows from operating activities:
  Net earnings (loss)                                                       $  1,436        $ (2,064)
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Loss from discontinued operations and loss on disposal                        --           3,979
    In-process research and development write off                              3,468              --
    Depreciation and amortization                                              4,725           3,384
    Deferred income taxes                                                     (1,272)             12
    Gain on sale of GPS division                                              (6,689)             --
    Changes in assets and liabilities, net of effect of acquisition and disposition:
        Accounts receivable                                                   (4,451)         (3,808)
        Inventories                                                           (5,771)          1,889
        Accounts payable                                                       9,682           1,382
        Accrued liabilities                                                    1,132           1,533
        Other                                                                    (95)           (265)
                                                                            --------        --------
            Net cash provided by continuing operations                         2,165           6,042
            Net cash provided by discontinued operations                          --           1,602
                                                                            --------        --------
            Net cash provided by operating activities                          2,165           7,644
                                                                            --------        --------
Cash flows from investing activities:
  Cash paid for acquisition and related costs                                (19,419)             --
  Proceeds from sale of GPS division                                           9,453              --
  Purchases of short-term investments                                        (28,805)        (32,966)
  Maturities of short-term investments                                        34,672          28,000
  Purchases of plant and equipment, net                                       (3,206)         (2,444)
  Other                                                                         (115)           (355)
                                                                            --------        --------
            Net cash used for investing activities                            (7,420)         (7,765)
                                                                            --------        --------

Cash flows from financing activities:
  Proceeds from issuance of long-term obligations                                 --             595
  Repayment of long-term obligations                                            (211)           (151)
  Proceeds from issuance of common stock                                       3,137             709
  Repurchase of common stock                                                  (2,931)         (5,226)
                                                                            --------        --------
       Net cash used for financing activities                                     (5)         (4,073)
                                                                            --------        --------

       Net decrease in cash and cash equivalents                              (5,260)         (4,194)
       Cash and cash equivalents at beginning of period                       44,897          31,369
                                                                            --------        --------
       Cash and cash equivalents at end of period                           $ 39,637        $ 27,175
                                                                            ========        ========

                                  (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)


                                                        Nine Months Ended
                                                            March 31,
                                                        2000           1999
                                                    --------       --------
Non-cash investing and financing activities:
  Unrealized gain on securities, net                $  6,138       $    --
Cash payments for:
  Interest                                          $    522       $    538
  Income taxes                                           972           (550)


Detail of acquisition:
  Tangible assets acquired                          $  1,462       $     --
  Intangible assets acquired                          18,357             --
  Cash paid for acquisition and related costs        (19,419)            --
                                                    --------       --------
  Liabilities assumed                               $    400       $     --
                                                    ========       ========

Detail of sale of GPS division:
  Cash proceeds from sale                           $  9,453       $     --
  Tangible assets sold                                (1,964)            --
  Liabilities incurred                                  (800)            --
                                                    --------       --------
  Gain on sale                                      $  6,689       $     --
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

  In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2000, the results of operations for the three and nine month periods then ended and its cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

2.   Acquisition.  On September 30, 1999 Symmetricom acquired certain assets of
     -----------
Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $.4 million, assumed liabilities of $.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. Additionally, an estimated $11.0 million will be paid to Hewlett-Packard Company over the next 9 to 12 months as additional assets, primarily inventory and capital equipment, are transferred to the Company.

3.  Sale.  On March 30, 2000 the Company sold its GPS division to Silicon
    ----
Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. The Company realized a gain of $6.7 million, or $4.2 million after taxes.


4.  Inventories. Inventories are stated at the lower of cost (first-in, first-
    -----------
    out) or market. Inventories consist of (in thousands):

                                                 March 31,      June 30,
                                                     2000          1999
                                                ---------      --------

          Raw materials                         $   7,609     $   3,859
          Work-in-process                           2,666         3,173
          Finished goods                            6,119         3,773
                                                  -------       -------
                                                 $ 16,394      $ 10,805
                                                  =======       =======

5.   Recent Accounting Pronouncements.  In June 1998, Statement of Financial
     --------------------------------
Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position and results of operations.

6.   Contingencies.  In January 1994, a securities class action complaint was
     -------------
filed against the Company and certain of its present and former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint seeks unspecified money damages and alleges that the Company and certain of its present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court dismissed the first and second amended complaints with leave to amend. The plaintiff filed a third amended corrected complaint in August 1997. The Company filed a motion to dismiss this third amended complaint, which was denied in January 1998. Discovery is proceeding. The trial is scheduled to begin September 25, 2000. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook and Risk Factors

  The trend analyses and other non-historical information contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the payments to Hewlett-Packard and amortization of goodwill, the outcome of litigation, fluctuations in operating results, customer concentration, competition and pricing pressure, the effective tax rate, year 2000 issues, gross margins, production activities, research and development expense, liquidity and capital resources, and market risk in interest rates and foreign currency exchange rates. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including the factors listed below and in other documents we file with the Securities and Exchange Commission.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS
Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation:

     . the ability to integrate successfully and timely the Communications Synchronization business, products and employees acquired from Hewlett-Packard with those of Symmetricom;
     .   the ability to obtain sufficient supplies of GPS products from SSL;
     . our ability to obtain sufficient supplies of sole or limited source components;
     .   increases in the prices of the components we purchase;
     . the ability to accurately anticipate both the volume and timing of customer orders, including current and planned Communications Synchronization products;
     .   the cancellation or rescheduling of customer
         orders;
     .   changes in the product or customer mix of sales;

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

A SIGNIFICANT AMOUNT OF SALES COMES FROM OUR TOP CUSTOMERS
A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of our net sales in any given fiscal period. No customer accounted for 10% or more of our net sales in fiscal 1999. Two customers, although not the same two customers in each year, accounted for 23% of our net sales in fiscal 1998 and 39% in fiscal 1997. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example, our sales to AT&T were $22.5 million in fiscal 1997 but decreased to $8.1 million in fiscal 1998 and $4.4 million in fiscal 1999. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers or a significant reduction or delay in sales to any such customer may harm our business.

WE MUST DEVELOP AND SELL NEW PRODUCTS IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE
The markets in which we compete are characterized by:

     .   rapidly changing technology;
     .   evolving industry standards and changes in end-user requirements and
     .   frequent new product introductions.

Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and on our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. Delays in new product development or delays in production startup could harm our business.

OUR SUCCESS IS CONTINGENT UPON OUR PRODUCT PERFORMANCE AND RELIABILITY
Our customers establish demanding specifications for product performance and reliability. Our products are complex and often use state-of-the-art components, processes and techniques. Undetected errors and design flaws have occurred in the past and could occur in the future. In addition to higher product service, warranty and replacement costs, such product defects may seriously harm our customer relationships and industry reputation, further magnifying the harm to our business of such defects.

THE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES AND REDUCED PROFITS. THE COMPETITION HAS LEAD TO PRICING PRESSURE

We believe that competition in the telecommunications industry in general, and in the new and existing markets served by us in particular, is intense and likely to increase substantially. Our ability to compete successfully in the future will depend on, among other things:

     . the cost effectiveness, quality, price, service and market acceptance of our products;
     . our response to the entry of new competitors or the introduction of new products by our competitors;
     . our ability to keep pace with changing technology and customer requirements;
     .   the timely development or acquisition of new or enhanced products and
     .   the timing of new product introductions by us or our competitors.

We believe that our primary competitor is Datum Inc. Incumbent Local Exchange Carriers (ILECs) may increasingly become significant competitors due in part to the enactment of The Telecommunications Act of 1996, which permits ILECs, among our largest customers, to manufacture telecommunications equipment. Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Furthermore, we expect:

     . our competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices and
     . to continue to experience pricing pressures in all of our markets and to continue to experience price erosion in several of our product lines.

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

WE RECENTLY ACQUIRED A BUSINESS AND ARE CURRENTLY INTEGRATING IT WITH OUR
BUSINESS
Our acquisition of Hewlett-Packard's Communications Synchronization business resulted in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the acquisition involves numerous risks, including:

     . the ability to integrate the acquired operations, technologies and products;
     .   potential disruption in sales and marketing;
     .   the diversion of management's attention from other business concerns;
     . risks of entering markets in which we have no or limited direct prior experience and
     .   the potential loss of key employees of the acquired company.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR DISPOSITIONS THAT DILUTE OUR SHAREHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES
As part of our strategy, we expect to review acquisition or disposition alternatives to buy other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities, or offer growth opportunities. While we have no current agreements or negotiations underway, we may buy or sell businesses, products or technologies in the future. In the event of any future transactions, we could:

     . issue stock that would dilute our current shareholders' percentage ownership;
     .   incur debt;
     .   assume liabilities or
     .   incur significant one-time write-offs.

These transactions also involve numerous risks, including:

     .   problems combining the purchased operations, technologies or products;
     .   unanticipated costs;

     . diversion of management's attention from our core business;
     . adverse effects on existing business relationships with suppliers and customers;
     . risks associated with entering markets in which we have no or limited prior experience and
     . potential loss of key employees of purchased organizations.

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

INTERNATIONAL SALES SUBJECT US TO ADDITIONAL BUSINESS RISKS

Our export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 29% of our net sales in fiscal 1999, 22% in fiscal 1998 and 13% in fiscal 1997. International sales subject us to increased risks including:

     . foreign currency fluctuations;
     . export restrictions;
     . longer payment cycles;
     . unexpected changes in regulatory requirements or tariffs;
     . protectionist laws and business practices that favor local competition; . dependence on local vendors;
     . reduced or limited protections of intellectual property rights and . political and economic instability.

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

  On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $.4 million, assumed liabilities of $.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. Additionally, an estimated $11.0 million will be paid to Hewlett-Packard Company over the next 9 to 12 months as additional assets, primarily inventory and capital equipment, are transferred to the Company.

  On March 30, 2000 the Company sold its GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. The Company realized a gain of $6.7 million, $4.2 million after taxes.

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

  The Company's net sales increased by $10.8 million, or 55%, to $30.6 million in the third quarter of fiscal 2000 from $19.7 million in the third quarter of fiscal 1999. Net sales increased by $15.2 million, or 26%, to $73.2 million in the first nine months of fiscal 2000 from $57.9 million in the first nine months of fiscal 1999. The increases in net sales in the third quarter and first nine months of fiscal 2000 compared to the corresponding periods of fiscal 1999 were primarily due to sales from the new wireless products acquired in the Hewlett-Packard transaction and higher sales of synchronization products, partially offset by lower sales of transmission products.

  The Company's gross profit, as a percentage of net sales, decreased to 42% and 43% in the third quarter and first nine months of fiscal 2000, respectively, compared to 47% in the corresponding periods of fiscal

1999 primarily due to lower margins resulting from sales of acquired Hewlett-Packard products. The Company anticipates that, in the near-term, it will continue to experience the lower margins associated with the acquired Hewlett-Packard products until its plans to transfer production from Hewlett-Packard's Korean and China manufacturing facilities to the Company's Puerto Rico facility are implemented. The Company currently estimates that the production activities will be fully transferred in the first half of fiscal 2001.

  Research and development expense was $4.8 million or 16% of net sales and $12.8 million or 18% of net sales in the third quarter and first nine months of fiscal 2000, respectively, compared to $3.5 million or 18% of net sales and $10.2 million or 18% of net sales in the corresponding periods of fiscal 1999. The increased expenses were primarily due to the Company's continued focus on investment in new products and core technology. In addition, as part of the acquisition of the HP Product Line business, the Company added 23 additional engineers. The Company anticipates that it will continue to emphasize investment in research and development programs in future periods and continue to pursue several existing product development programs acquired as part of the acquisition.

  Selling, general and administrative expense was $7.1 million or 23% of net sales and $19.2 million or 26% of net sales in the third quarter and first nine months of fiscal 2000, respectively, compared to $5.0 million or 25% of net sales and $15.7 million or 27% of net sales in the corresponding periods of fiscal 1999. These increases were primarily due to higher marketing and sales expenses associated with increased sales, goodwill amortization and higher administrative expenses. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized over a five to ten year period and is included in general and administrative expense.

  As part of the acquisition of the HP Product Line business, the Company recorded non-recurring charges of $3.5 million for the write-off of acquired in-process research and development expenses and $3.3 million for recruiting and employee expenses. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

  Interest income increased by $159,000 to $0.5 million in the third quarter of fiscal 2000 from $0.4 million in the third quarter of fiscal 1999. Interest income increased by $0.5 million to $1.7 million in the first nine months of fiscal 2000 from $1.3 million in the first nine months of fiscal 1999. The increases were primarily due to the increase in cash, cash equivalents and short-term investments from the $23.0 million in proceeds from the sale of Linfinity and the $9.5 million in proceeds from the sale of the GPS division, partially offset by the $19.4 million cash expenditure to acquire the HP Product Line business and the $3.0 million cash expenditure for SSL subscription shares.

  Interest expense remained relatively constant at $0.2 million and $0.5 million for the third quarter and first nine months of fiscal 2000, respectively, compared to the corresponding periods of fiscal 1999.

  The Company's effective tax rate was 2% in the third quarter of fiscal 2000, compared to 21% in the corresponding period of fiscal 1999. The Company's effective tax rate was (53)% in the first nine months of fiscal 2000, compared to 21% in the corresponding period of fiscal 1999. The Company's deferred tax assets are substantially subject to a valuation allowance. The loss generated from the acquisition of the HP Product Line business in the second quarter of fiscal 2000 did not result in a substantial tax benefit. However, upon management review of the valuation allowance and the sale of the GPS division, a significant net tax benefit was realized in the third quarter of fiscal 2000. Additionally, the effective tax rate for fiscal 2000 is expected to be lower than the federal tax rate due to the benefit of lower income tax rates on Puerto Rico earnings. The Company's effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

  As a result of the factors discussed above, earnings from continuing operations were $8.0 million or $.50 per share (diluted) in the third quarter of fiscal 2000, compared to $0.7 million or $.05 per share (diluted) in the corresponding period of fiscal 1999. Earnings from continuing operations were $1.4 million or $.09 per share (diluted) in the first nine months of fiscal 2000, compared to $1.9 million or $.12 per share (diluted) in the corresponding period of fiscal 1999.

  As a result of the factors discussed above, net loss from discontinued operations was zero and $3.8 million or $.25 per share (diluted) in the third quarter of fiscal 2000 and fiscal 1999, respectively. Net loss from discontinued operations was zero and $4.0 million or $.25 per share (diluted) in the first nine months of fiscal 2000 and fiscal 1999, respectively.

  As a result of the factors discussed above, net earnings were $8.0 million or $.50 per share (diluted) in the third quarter of fiscal 2000, compared to net loss of $3.1 million or $.20 per share (diluted) in the corresponding period of fiscal 1999. Net earnings were $1.4 million or $.09 per share (diluted) in the first nine months of fiscal 2000, compared to net loss of $2.1 million or $.13 per share (diluted) in the corresponding period of fiscal 1999.

  Liquidity and Capital Resources

  Working capital decreased to $60.6 million at March 31, 2000 from $66.6 million at June 30, 1999, and the current ratio decreased to 3.0 to 1.0 from 4.7 to 1.0. The decrease in the current ratio resulted primarily from the decrease in cash, cash equivalents and short-term investments due to the acquisition of the HP Product Line business partially offset by the sale of the GPS division. During the same period, cash, cash equivalents and short-term investments decreased to $54.2 million from $59.2 million, primarily due to $19.8 million in cash used for the acquisition of the HP Product Line business, $2.9 million used for repurchase of common stock, $3.2 million used for capital expenditures, offset by $2.2 million in cash provided by operating activities, $3.1 million in proceeds from issuance of common stock, $6.1 million in unrealized gain on securities and $9.5 in proceeds from sale of GPS division. At December 31, 1999, the Company had $6.5 million of unused credit available under its bank line of credit.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

  Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $14.6 million as of March 31, 2000. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

  Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $3.2 million at March 31, 2000, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

  The information required by this Item is disclosed in Note 6 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.38  Audit Committee Charter
       27.1   Financial Data Schedule.

  (b)  Reports on Form 8-K

       A current report on Form 8-K dated March 29, 2000 was filed to disclose on March 30, 2000 the Company's sold its GPS division to Silicon Systems, Ltd. ("SSL"), for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYMMETRICOM, INC.
                                    (Registrant)


DATE:    May 16, 2000                By:
       ----------------

                                     /s/ Maurice Austin
                                     ------------------
                                     Maurice Austin
                                     Chief Financial Officer
                                     (for Registrant and as Principal Financial
                                     and Accounting Officer)