Form 10-K405
period 2000-06-30
SYMMETRICOM INC
filed 2000-09-27
CIK 82628

                             [LOGO OF SYMMETRICOM]

Fellow Symmetricom shareholders:

   We have just completed a year of record results for Symmetricom, achieving our goal to become the leading supplier of synchronization and timing solutions for global communications networks. We reported record revenue and income; we added three times as many new customers than in any other year; we streamlined our operations to improve profitability; and we strengthened our balance sheet. Also during the year, we acquired the Communications Synchronization business of Hewlett-Packard and divested our Global Positioning System (GPS) research and development operation in the United Kingdom. Both of these transactions had a significant impact on our record operating results for the year. Our market leadership provides a solid foundation of growth for the company, which I am confident will continue to deliver value to our shareholders.

   Looking to the future, our vision is to build on the foundation we have laid in our core markets and transform the company to become a leading supplier of broadband networking solutions. To address that goal, in FY2000 we launched our new AccessMax division, a business focused on delivering solutions which will maximize the delivery of broadband services over the existing copper infrastructure. As our network service providers continue to expand their networks and extend their offerings of broadband services, the opportunities for Symmetricom will increase, driving demand for both our core sync and timing products and also our new AccessMax broadband solutions.

Highlights of Fiscal Year 2000

  . Net sales grew from $77 million in fiscal year 1999 to $108 million--a 40 percent increase.

  . Earnings from continuing operations increased from $2.8 million in fiscal year 1999 to $5 million--an increase of 81 percent. Earnings per share from continuing operations was $0.21 (diluted), compared to $0.12 (diluted) in fiscal year 1999.

  . We ended the year on sound financial footing, with $55 million in cash and investments.

  . Our core business delivered robust growth in each of our major market areas. We added 278 new customers, an increase of over 230 percent of the total number of new customers added in fiscal year 1999.

  . We ended the year with record revenue, bookings and backlog. Ending backlog in fiscal year 2000 was over 270% of fiscal year 1999 levels.

  . Customers around the world are now choosing Symmetricom as the supplier of choice for network synchronization and timing solutions. We are installed in central offices, wireless base stations, wireless switching centers, and other network nodes in over 60 countries around the world.

  . Three years ago, our domestic business represented 83 percent of our sales. Today, despite strong growth in our domestic business, sales to international customers has increased as a percentage of total revenue, and we expect that trend to continue in the current fiscal year. In fiscal year 2000, we added major new customers in Europe, South America, Mexico, and South Africa.

  . We have continued to be recognized as best-of-breed in execution of our corporate strategy. As proof, in fiscal year 2000, Symmetricom was recognized for its technological advances and awarded Frost & Sullivan's 2000 Market Engineering Award for Merger & Acquisition Strategy.

   All of this adds up to a benchmark year in terms of financial performance, a year which I believe is a cornerstone upon which we will build our success in the future. I am incredibly proud of everyone at Symmetricom for their tireless efforts to deliver such extraordinary results.

   Looking to the future for Symmetricom, our vision is to build upon our position as a trusted supplier of synchronization and timing--an essential element on which our customers rely for quality and reliability in their networks--and leverage that expertise into service enhancement solutions that touch everyone who accesses the network. Our vision is to become the company that makes the "Net...Work" for everyone. This vision addresses an opportunity of significant magnitude for our company, an opportunity that we believe will be valuable to both our customers and to our shareholders. We are deeply committed to making this vision a reality.

Goals for Fiscal Year 2001

   In fiscal year 2001, Symmetricom has four major goals: growth in our core synchronization and timing business; growth in our new AccessMax broadband networking business; improve operational excellence through leveraging investment in Internet-based business processes; and continue to build a culture in Symmetricom which fosters success.

 Growth in our Core Synchronization and Timing Business.

   Today we are the #1 supplier of network synchronization and timing solutions to global networks. We hold the enviable position of being connected to every major telecommunications service provider, both in the network infrastructure, and in the rapidly growing network access space. Our hard-won market leadership is absolutely crucial to our success in the future, because it provides the customer connection, technology building blocks, and profits we need to realize our vision. We will continue to invest in delivering our valuable solutions to these customers and to new customers which will fuel our growth in the future.

 Growth in Our New Broadband Network Markets.

   Today we stand at the dawn of an exciting new future for Symmetricom, a future in which we will endeavor to broaden our market impact by delivering solutions which make the "Net...Work" for everyone. Our AccessMax division is at the hub of that vision, developing new solutions which are designed to enable broadband access from anywhere and to enhance the delivery of broadband services to anyone who accesses the telecommunications network.

   Our first product, "GoLong," which we launched in June of this year, is designed to extend the reach of ADSL services, allowing our customers to make the "Net...Work" for their customers--people like you and me. We are targeting field trials for GoLong in the current fiscal year, and if those trials are successful, we expect to begin shipping the product in the summer of 2001. GoLong is the first in a family of products planned for AccessMax. Look for exciting new developments in this business in the current year.

 Invest in Improving our Business Processes to Achieve Operational Excellence.

   In fiscal year 2001, Symmetricom will invest in improving our business processes in order to drive overall operational excellence in the company. Our task is to build a platform which allows us to plan, measure, and achieve continuous improvement in our dealings with our customers, as well as improve productivity, efficiency, and profitability.

 Maintain Our Strong Values.

   We owe our success this year and in the future to the commitment, passion, and daily sacrifice of the people of Symmetricom. Today, we operate in a world where people resources have a greater impact on the success of a company than ever before. Every year, billions of dollars are invested in improving the productivity of people resources. I believe those dollars are wasted if a company does not foster an environment in which its workers take pride and ownership in their contribution to the company. At Symmetricom, we are committed to an creating an environment which attracts, supports, and fosters the continued growth of everyone who makes a contribution to our success. That effort is the most valuable investment we make in the continued success of our company.

   In closing, I'd like you to look at why we at Symmetricom are so excited about what we are doing here and our vision of making the "Net...Work" for everyone: Today, our synchronization and timing solutions play an essential role in the quality of the network. In the future, increased bandwidth will result in richer content available on the network, attracting more and more users. Our future vision is to build on what we have learned in our core business to deliver solutions which will reach out to millions of more users in a multi-billion dollar global market, making the "Net...Work" for everyone.

   Best wishes to our customers, employees, and shareholders, and continued success to all in fiscal year 2001.

Thomas W. Steipp
Chief Executive Officer
Symmetricom, Inc.

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

                    For the fiscal year ended June 30, 2000

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

                         Commission file number 0-2287

                               ----------------

                               SYMMETRICOM, INC.
            (Exact name of registrant as specified in its charter)

             California                              No. 95-1906306
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   2300 Orchard Parkway, San Jose,
             California
                                                       95131-1017
   (Address of principal executive                     (Zip Code)
              offices)
      Registrant's telephone number, including area code: (408) 943-9403
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at September 5, 2000 was approximately $323,498,409. The number of shares outstanding of the registrant's Common Stock at September 5, 2000 was 23,306,217.

                      Documents Incorporated by Reference

   Portions of the Symmetricom, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the Commission on or about September 26, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The trend analyses and other non-historical information contained in this Form 10-K are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the markets for our products, operating results, our AccessMax division, amortization of goodwill, customer concentration, competition and pricing pressure, the effective tax rate, year 2000 issues, gross margins, production activities, availability of key components, research and development expense, accounting pronouncements, liquidity and capital resources and market risk in interest rates and foreign currency exchange rates. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including, without limitation, the factors listed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook and Risk Factors" included below in Part II, Item 7.

                                    PART I

Item 1. Business

   Symmetricom, Inc. (the "Company") was incorporated in California in 1956. We design, manufacture, and market advanced network synchronization and timing products, and intelligent access systems for the global communications marketplace. Our time and frequency products control or "synchronize" the flow of information: voice, video, or data, in telecommunication networks. Our solutions play a critical role in the operation and quality of service of traditional narrowband voice and data networks, CDMA wireless networks and emerging broadband multimedia communications networks, enabling customers to maximize network efficiency in today's rapidly evolving public communications network environment.

   The Company, a pioneer in the development of Global Positioning System
(GPS) based synchronization equipment, shipped its first network synchronization product in 1985. In August 1999, we acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business, and we are now the leading supplier of telecommunications network synchronization and timing equipment to global network service providers. Our products are installed in wireline and wireless networks in more than 60 countries, and we believe that over 70% of network synchronization equipment installed in North America was supplied by us. We also supply intelligent network access systems to global network service providers. In June 2000, we announced the formation of the AccessMax division, a business unit focused on developing solutions that maximize bandwidth and services in the network access market, which is the link between the core network and the customer premise, or the last mile.

   Our customers include: public network providers, Incumbent Local Exchange Carriers (ILECs), Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, Internet Service Providers (ISPs) and communications original equipment manufacturers (OEMs).

 Industry Background

   The communications industry is undergoing rapid growth, driven by technology, global changes in government regulation, the needs of service providers and enterprises, and customer demand. Communications technology is moving from voice networking to data networking, and from circuit switching to packet switching.

   The factors driving this growth and change consist primarily of the following: increased demand for new, higher speed, higher capacity services such as Internet access; digital video and advanced wireless services; continuous technological development; the convergence of voice, Internet/data and video network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment.

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

 Markets

   Wireline Infrastructure Market. The principal customers for our systems are network operators that provide wireline local, long distance, and international telecommunications services. This sector is growing as operators expand their networks in order to meet the growing demand for telecommunications services. Privatization, competition, and economic expansion have increased demand for networking systems in emerging markets. In these markets, new wireline networks are being installed to provide basic telephony service. In developed countries, increased demand for new services and government deregulation has encouraged the development of expanded networks, particularly in the local exchange and long distance markets. The expansion of wireline and wireless networks has led to an increased need for timing devices to synchronize the flow of information and maximize the efficiency of the networks.

   Wireless Market. Investment in the wireless network continues to grow, as wireless network operators convert older analog networks to digital technology and expand their digital wireless networks in order to improve transmission quality, increase network capacity, and expand network coverage. Both analog and digital cellular telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected to the wireline network through a network switch. In a wireless network, calls are segmented, transmitted over a wider spectrum of bandwidth, and reassembled by a receiver within the network. Without proper synchronization, signal degradation resulting from this process of segmentation and reassembly may result in dropped calls and loss of data, decreasing network efficiency and capacity. In order to minimize the problems which result from poor synchronization, cellular operators and cellular base station manufacturers require precise timing equipment to be installed in each base station.

   Network Access Market. In February 1996, the U.S. Congress enacted the Telecommunications Reform Act of 1996 (the "Telecommunications Act"), which opened competition for local loop access services to local telephone operators, long distance telephone companies, cable TV companies, electric utilities, and others. As a result of deregulation, new companies offering state-of-the-art, digital telecommunications networks that provide an alternative to the ILECs have entered the market. These companies, known as Competitive Local Exchange Carriers (CLECs), offer competitive services that include long distance, Internet, data transmission, private line, and local dial tone services. Traditionally, synchronization and timing have been provided to CLECs as part of the Service Level Agreements with ILECs who provide backhaul services to the CLECs. We believe that as these new service providers expand their wireline networks, the demand for timing devices will increase as the new competitive carriers elect to rely on their own synchronization equipment and maintain tighter control over the flow of information and the efficiency of their networks.

 Products

   We design and manufacture timing and frequency products and intelligent access products for telecommunications networks.

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

   Wireline Products. Our core synchronization products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing that meets the synchronization requirements of digital networks. We have established ourselves as a leader in telephone network synchronization and have introduced a series of DCDs and related products. These products provide for the generation of a stable primary timing reference and distribution of that timing reference throughout a network, enabling telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

   Our Building Integrated Timing Supply (BITS) and Synchronization Supply Unit (SSU) product family consists of four major product platforms: the Digital Clock Distributor (DCD) Series, including the DCD 500 and 55400A platforms, the DCD Local Primary Reference (LPR) Series, the 55300A Primary Reference Source (PRS), and the TimeSourceTM family of Local Primary Reference products.

   The DCD 500 is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout a network to ensure reliable synchronization. The 55400A Network Synchronization Unit is a modular, fully redundant timing and distribution unit for 2048 kbit/s primary rate networks where SDH technology is being deployed and expanded. The DCD 500 and the 55400A are designed to filter input timing signals to virtually eliminate digital signal impairments. If the input timing reference is lost or out of tolerance, the clock provides highly stable backup timing, or "holdover," to allow the network to operate error-free for several hours or days, depending on the accuracy of the installed clock. These platforms can be equipped with additional cards to provide interfaces for a variety of applications, including network management, synchronization performance monitoring, and status and control measurement, which are becoming increasingly important for network maintenance and revenue protection. The Maintenance Interface System (MIS) card provides a communications gateway for both local maintenance personnel and remote network management systems, gathering all system alarm information in real time. The Precision Synchronization Monitor (PSM) card provides synchronization and performance monitoring, detecting early indications of network degradation and related troubles in network elements. The Multiple Reference Controller (MRC) card directly accepts up to four reference sources, based on cesium, local primary reference sources, local clock(s), and/or network feeds and selects the most desirable reference based on a number of quality parameters. The DCD 500 platform and the 55400A Network Synchronization Unit series are designed to provide maximum flexibility and meet both domestic and international standards.

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

   Our 55300A PRS is a compact, multi-purpose network synchronization and timing system that uses our proprietary SmartClock(TM) technology in combination with a high quality quartz oscillator to give performance that exceeds ITU and ANSI requirements. Designed for SONET and SDH networks, the 55300A is compatible with any BITS or SSU and can be used to upgrade synchronization in any office. It can also be deployed as a standalone unit, providing complete synchronization for remote offices and network edge facilities.

   The TimeSource family of products consists of low-cost PRS systems addressing synchronization and timing needs of small or remote central offices.

   TimeSource 2500 is a standalone Stratum 1 PRS designed to offer a high-performance, inexpensive alternative to cesium in GPS hostile environments. TimeSource 2500 combines new oscillator, antenna, receiver and holdover technologies to provide LPR timing and synchronization inside the office environment, with the GPS antenna mounted in a window or through a small hole bored through a wall. Timing outputs with Stratum 1 performance are achieved using advanced BesTime(TM) technology. BesTime is a flexible clock engine which provides robust performance in compromised GPS installations by continuing to predict GPS timing information during the loss of GPS signals. Using BesTime technology, TimeSource 2500 can deliver Stratum 1 performance with only one satellite in view for less than 10 hours a day.

   TimeSource 2700 is a standalone Stratum 1 PRS which works by using reference signals traceable to GPS tapped from the existing Code Division Multiple Access (CDMA) network. CDMA is one of the most widely deployed digital wireless networks in the United States. Most major metropolitan areas are served by at least one wireless carrier using CDMA. By its nature, CDMA is a source of very precise time and frequency references. Each CDMA base station is equiped with a GPS-based timing system. Using BesTime clock technology, a patented multiple input frequency locked loop approach, the TimeSource 2700 tracks and ensembles multiple CDMA pilot signals, seamlessly switching to the most stable, and least noisy ones. TimeSource 2700 is designed to deliver Stratum 1 PRS in office environments where GPS is not practical or available.

   The TimeSource 3000 family is a standalone Stratum 1 PRS with an integrated GPS receiver which meets GR2830 requirements for ILEC central office installations. Using patented multiple input frequency locked loop BesTime clock technology, TimeSource 3000 provides undisturbed Stratum 1 synchronization when locked to GPS, with continued Stratum 1 performance for up to 72 hours upon loss of GPS. The BesTime engine, GPS receiver, and low cost quartz local oscillator work together to produce precise timing inputs. T1 span line or remote oscillator inputs can be added to increase system reliability and holdover performance in the event GPS signals are interrupted. Designed for small or remote central offices of ILECs, TimeSource 3000 can be configured as a PRS to front-end an office Building Integrated Timing Service
(BITS) or as an integrated PRS for remote or small offices.

   Wireless Products. Cellular and Personal Communications Services (PCS) networks require precise frequency control and timing information. Our wireless base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites.

   Network synchronization and timing systems are typically priced from $3,000 to $40,000.

 Intelligent Network Access Systems

   The Intelligent Network (IN) utilizes a highly complex protocol called Common Channel Signaling System Seven (SS7) to provide the basis for new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call setup and routing. SS7 is used primarily to support intelligent services such as call set-up, 800-number calling and calling card verification. Symmetricom's transmission products are designed to provide nearly 100% availability for these critical applications. Our network access systems are designed for use in telephone company central offices as transmission, monitoring, and test access vehicles for SS7 networks. They provide maintenance personnel with flexible, centralized remote access to SS7 links for troubleshooting and performance verification, resulting in a comprehensive solution to the monitoring and transport of links requiring increased reliability.

   Transmission Products. Our transmission products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal (IDST). Secure7 is a multi-bandwidth, intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links such as those used in the SS7 network and the 911 emergency network. Secure7 is designed to provide nearly 100% availability for these critical data applications.

   Secure7 Lite is designed to protect SS7 networks from switch isolations and simplex events and may be used as a standard replacement for channel banks in SS7 applications. Both Secure7 and Secure7 Lite make use of our BestPath technology to take advantage of the existing SS7 network architecture to automatically route around problem areas and maintain links between network elements.

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

 Network Management

   Our network management systems provide the key to maximum performance, reliability, and efficiency for synchronization networks. Symmetricom's synchronization network management solutions include Open Synchronization Management Framework (OSMF), TimeScan/TMN, a Unix-based TMN and Q3 compliant full element management system for synchronization networks, TimeScan/NMS, a Windows NT-based proprietary network management system, and TimeScan/Craft, a Windows 95-based local craft maintenance terminal. OSMF gives telecommunications service providers the ability to remotely manage their synchonization networks and quickly isolate synchronization-related problems. TimeScan/TMN and TimeScan/NMS provide scaleable, centralized real-time security monitoring, performance monitoring, fault management, remote configuration, and inventory of a synchronization network. The TimeScan/TMN graphical user interface presents status at the network level and at the element level, providing real-time representations of configuration and status of both logical and physical properties of the network. The TimeScan/NMS graphical user interface presents network status using hierarchical overviews of both logical and geographical network topologies. TimeScan/Craft is a local craft maintenance terminal designed to provide local management and maintenance of one DCD at a time. Each of these products features tools for identifying customer troubles before they affect service.

 AccessMax

   Our AccessMax division broadens our mission beyond synchronization. AccessMax is focused on delivering solutions that provide enhancements to key technologies within the fast-growing network access space, including Digital Subscriber Line (DSL), asynchronous transfer mode (ATM) and Internet Protocol
(IP) technologies. In June 2000, we announced our first product--the GoLong ADSL loop extender. GoLong is a repeater technology, designed to extend the reach of ADSL in the network, delivering high-bandwidth performance to distances up to 27,000 feet from the central office.

Acquisition

   On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. The amounts allocated to IP R&D were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both Symmetricom and HP. Research and development costs to complete development of the research and development to technological feasibility are not expected to have a material impact on our business. The $14.9 million of goodwill and other intangible assets are being amortized over estimated useful lives of five to ten years. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses.

   The allocation of the purchase price to the capitalized developed technology was based upon management's estimates of the present value of the projected earnings that will be generated by the current products. The allocation of the purchase price to the IP R&D was based upon the discounted expected future net cash flows of the products over the products expected life reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. The allocation of the purchase price to the other intangible assets was based on management's estimates of avoided costs related to the customer list and workforce, and replacement costs related to the trademark. The purchase price allocation and intangible valuation gave explicit consideration to the Securities and Exchange Commission's views on purchased IP R&D as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Symmetricom-specific considerations which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/trade names, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and IP R&D were consistent with the relative contributions of each to the final product; and (iv) the allocation to IP R&D was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. The acquired IP R&D had not reached technological feasibility as of the acquisition date and was in the following stages of completion at the date of the acquisition;

                                                                      % Completion
                                                                      ------------
                Timing distribution platform/domestic rather than
 T-1 Terminator international                                         70% complete
 OSMF           Software/ability to manage sync network remotely      50% complete
 Mini-SSU       E-1 frequency SSU                                     90% complete
 S-7            OEM GPS Timing product                                80% complete
 RGPS           Antenna for OEM's base stations                       60% complete

   At the acquisition date the following costs were estimated for additional development and we've achieved the following stages of completion at June 30, 2000;

              Cost to Complete
             At Acquisition Date % Completion                    Status
             ------------------- ------------                    ------
T-1
 Terminator       $400,000        80% complete Available for sale estimate, December 2000
OSMF              $600,000        95% complete Available for sale estimate, October 2000
Mini-SSU          $180,000       100% complete Shipping started November 1999
S-7               $300,000       100% complete Shipping started December 1999
RGPS              $200,000       100% complete Shipping started February 2000

   We will begin to benefit from the acquired research and development of some of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized, which could materially harm our business.

   Significant assumptions used to determine the value of IP R&D included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by us and HP's management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both us and HP, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without nay consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. When estimating the value of the existing and in-process technologies, discount rates of 20% and 25% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

Sale

   On March 30, 2000 we sold our GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made a $3.0 million investment in subscription of shares of SSL. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000.

Linfinity Microelectronics Inc.

   On April 14, 1999, we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per Preferred Share and $1.46 per Common Share. The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was payable to the former minority shareholders and optionholders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented.

Business Segment Information

   Information as to net sales and gross profit margin attributable to each of our four reportable business segments for each year in the three-year period ended June 30, 2000, is contained in Note L of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

Marketing

   In the United States, we market and sell most of our products through our own sales force to the ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable TV operators, Internet service providers and communications OEMs. Internationally, we market and sell our products to telecommunications service providers through our own sales force, independent sales representatives, distributors and system integrators.

Licensing and Patents

   We incorporate a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. We have United States and international patents and patent applications pending covering certain technology used by our operations. In addition, we use technology licensed from others. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us.

Manufacturing

   Our manufacturing process consists primarily of in-house electrical assembly and test performed by our subsidiary in Aguada, Puerto Rico. Our facility is ISO 9001 certified.

   We rely on a subcontractor in Korea for assembly of our wireless products. We are in the process of transferring these Korea subcontract manufacturing lines to our Puerto Rico facility. The transfer is scheduled to be completed in October 2000 which will coincide with the subcontractor closing its operations. This reliance on a subcontractor also involves various risks such as delays in product delivery, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. The inability to successfully transfer the Korea subcontract manufacturing lines to our Puerto Rico facility in a timely manner could result in delays or reductions in product shipments which, in turn, could materially harm our business.

   We primarily use standard parts and components which are generally available from multiple sources. During fiscal 2001, we have been experiencing some delays in obtaining needed standard parts and services from our suppliers due to parts shortages. In addition, we have been experiencing delays in certain single-sourced components. These delays in standard parts, single source components and services from suppliers have resulted in delays in related product deliveries. However, we attempt to manage our risk by maintaining a reserve of certain single source components, alternative suppliers and maintaining quality relationships with our suppliers. The inability to obtain sufficient key components as required could result in delays or reductions in product shipments which could materially harm our business.

Backlog

   Our backlog was approximately $34.6 million at June 30, 2000 compared to approximately $9.2 million at June 30, 1999. Backlog consists of customer orders which are expected to be shipped within the next twelve months. We do not believe that current or future backlog levels are meaningful indicators of future net sales. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Backlog may be affected by the cancelation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors."

Key Customers and Export Sales

   No customer accounted for 10% or more of our net sales in fiscal years 2000 and 1999. Two customers accounted for 23% of our net sales in fiscal 1998. Our export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 25%, 29% and 22% of our net sales in fiscal years 2000, 1999 and 1998, respectively. International sales subject us to increased risks associated with political and economic instability and changes in diplomatic and trade relationships. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook and Risk Factors--International Sales Subject us to Additional Business Risks."

   International sales may be subject to certain additional risks, including but not limited to, foreign currency fluctuations, export restrictions, longer payment cycles and unexpected changes in regulatory requirements or tariffs. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors-- International Sales Subject us to Additional Business Risks." Gains and losses on the conversion to U.S. dollars of foreign currency accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. Accordingly, we do not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant. Additionally, currency fluctuations could have an adverse effect on the demand for our products in foreign markets.

Competition

   Competition in the telecommunications industry in general, and in the new and existing markets served by us in particular, is intense and likely to increase substantially. Many of our competitors or potential competitors are more established than us and have greater financial, manufacturing, technical and marketing resources. We believe that our primary competitor is Datum Inc. In addition, the enactment of the Telecommunications Act of 1996, which permits ILECs, under certain conditions, to manufacture telecommunications equipment may result in competition from these customers of Symmetricom.

   We compete primarily on product reliability and performance, product features, adherence to standards, customer service and price. While we believe that overall we compete favorably with respect to our competitive factors, there can be no assurance that we will be able to compete successfully in the future. Our ability to compete successfully is dependent upon our response to the entry of new competitors or the introduction of new products by our competitors, the average selling prices received for our products, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by us or our competitors, continued improvement of existing products, changes in overall worldwide market and economic conditions, cost effectiveness, quality, price, service and market acceptance of our products. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook and Risk Factors--Competition in our Markets may Result in Reduced Sales and Reduced Profits and has Resulted in Pricing Pressure."

Research and Development

   We have actively pursued the application of new technology in the telecommunications industry in which we compete and we have our own staff of engineers and technicians who are responsible for the design and development of new products. In fiscal years 2000, 1999 and 1998, our overall research and development expenditures were $16,575,000, $13,671,000 and $12,387,000, respectively. All research and development expenditures were expensed as incurred. At June 30, 2000, 53 engineering and engineering support employees were engaged in development activities. We focused our development efforts in fiscal year 2000 on software technology and new products acquired in the acquisition of Hewlett-Packard's Communications Synchronization Business as well as the enhancement of core synchronization products. The new product development program included wireline and wireless synchronization, wireless OEM products, network management software and core GPS, antenna and clock technologies. We will continue to have significant research and development expenditures in order to maintain our competitive position, although there can be no assurance that we will be able to successfully develop new products or enhance existing products or that such new or enhanced products will achieve market acceptance.

Government Regulation

   The telecommunications industry is subject to government regulatory policies regarding pricing, taxation and tariffs which may adversely impact the demand for our telecommunications products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations which set installation and equipment standards for newly installed hardware.

Environmental Regulation

   Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant future liabilities.

Employees

   At June 30, 2000, we had 423 employees, including 258 in manufacturing, 53 in engineering and 112 in sales, marketing and administration. We believe that our future success is highly dependent on our ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, we maintain employee incentive, deferred compensation and stock plans for certain of our employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 2. Properties

   The following are our principal facilities as of June 30, 2000:

                                                        Approximate  Owned/Lease
                                                        Floor Area   Expiration
 Location                       Principal Operations     (Sq. Ft.)      Date
 --------                       --------------------    -----------  -----------
 San Jose, California........  Administration, sales,     118,000   April 2009
                               engineering and
                               manufacturing
 Aguada, Puerto Rico.........  Manufacturing               45,000   December 2000
 Aguada, Puerto Rico.........  Manufacturing               22,000   December 2000

   During fiscal 1997, we leased a newly constructed 118,000 square foot facility in San Jose, California to replace our previous San Jose facility, for which the lease expired in July 1997. We sublet approximately 39,000 square feet of this facility through December 2000. We believe that our current facilities are well maintained and generally adequate to meet short-term requirements.

Item 3. Legal Proceedings

   In January 1994, a securities class action complaint was filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders of Symmetricom during the last quarter of the fiscal year ended June 30, 2000.

Executive Officers of the Company

   Following is a list of our executive officers as of September 1, 2000 and brief summaries of their business experience. All officers, including executive officers, are elected annually by the Board of Directors at its meeting following the annual meeting of shareholders. We are not aware of any officer who was elected to the office pursuant to any arrangement or understanding with another person.

     Name                          Age                Position
     ----                          ---                --------
     Thomas W. Steipp............   51 Chief Executive Officer
     William Slater..............   49 Chief Financial Officer and Secretary
     Dale A. Pelletier...........   49 Senior Vice President, Operations
     Frederick B. Stroupe........   57 Executive Vice President and General
                                       Manager of Sync and Timing Solutions
                                       Division
     Murli M. Thirumale..........   39 Executive Vice President and General
                                       Manager of Access Max Division

   Mr. Steipp has served as Chief Executive Officer of the Company since October 1999. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of the Company from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of the Company, from March 1998 to December 1998. Prior to joining the Company, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta. From January 1979 to January 1996, Mr. Steipp held various management positions in operations and marketing with Hewlett-Packard Company. Mr. Steipp served as General Manager of the Federal Computer Division from January 1991 to January 1996 and Manager of Federal Sales & Marketing from August 1990 to January 1991. From January 1989 to August 1990, Mr. Steipp was Manager, Systems Integration Operations.

   Mr. Slater has served as Chief Financial Officer and Secretary of the Company since August 2000. From September 1992 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company. Previously, Mr. Slater served in the publishing industry with Simon & Schuster for six years.

   Mr. Pelletier has served as Senior Vice President, Operations of the Company since April 1999. Mr. Pelletier served as Senior Vice President, Operations of Telecom Solutions, a division of the Company, from April 1997 to April 1999 and as Vice President, Operations of Telecom Solutions from November 1993 to April 1997. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions. From July 1992 until July 1993, Mr. Pelletier served as General Manager, Synchronization Division, Telecom Solutions. From August 1990 until July 1992, he served as Synchronization Division Manager, Telecom Solutions. From August 1989 until August 1990, Mr. Pelletier served as Operations Manager, Telecom and Analog Solutions Divisions. From August 1986, when Mr. Pelletier joined the Company until August 1989, he held the position of Manufacturing Manager, Telecom Solutions. Previously, Mr. Pelletier served in various finance and manufacturing positions for nine years with several manufacturing companies.

   Mr. Stroupe has served as Executive Vice President and General Manager of Sync and Timing Solutions Division of the Company since June 2000. Mr. Stroupe served as Senior Vice President, Worldwide Sales and Service of the Company from April 1997 to June 2000 and as Vice President, Sales from October 1993 to April 1997. From July 1991 to October 1993, Mr. Stroupe served as Vice President, Sales, Telecom Solutions, a division of the Company. From August 1990 to July 1991, Mr. Stroupe served as Director, Sales and as Director, Sales-West from August 1987 to August 1990. Prior to joining the Company Mr. Stroupe served in the telecommunications industry primarily with General Electric for 12 years and Rockwell International/Wescom for 13 years.

   Mr. Thirumale has served as Executive Vice President and General Manager of AccessMax Division of the Company since June 2000. Mr. Thirumale served as Vice President, Marketing and New Business Development of the Company from August 1999 to June 2000. Prior to joining the Company, Mr. Thirumale served in various positions at Hewlett-Packard Company for nineteen years, the most recent being General Manager, Timing Solutions for Communications Operations from 1993 to August 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The information required by this Item is described in Note M of the Notes to Consolidated Financial Statements. See Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in Part IV, Item 14. "Exhibits, Financial Statement Schedule and Reports on Form 8-K." and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7.

                                              Year ended June 30,
                                  ---------------------------------------------
                                    2000     1999      1998      1997    1996
                                  -------- --------  --------  -------- -------
                                   (In thousands, except per share amounts)
Operating Results:
  Net sales                       $107,557 $ 76,915  $ 73,311  $ 89,718 $68,243
  Operating income                   3,654    2,322     4,192     9,625   5,325
  Earnings from continuing
   operations before income taxes    5,273    3,524     5,175    11,431   6,872
  Earnings from continuing
   operations                        5,043    2,784     4,016     9,030   5,456
  Earnings (loss) from
   discontinued operations             --    (3,979)   (5,546)    4,424   2,022
  Net earnings (loss)                5,043   (1,195)   (1,530)   13,454   7,478
  Basic earnings per share from
   continuing operations               .22      .12       .17       .38     .23
  Basic earnings (loss) per share
   from discontinued operations        --      (.17)     (.24)      .19     .09
  Basic net earnings (loss) per
   share                               .22     (.05)     (.07)      .57     .32
  Diluted earnings per share from
   continuing operations               .21      .12       .17       .37     .23
  Diluted earnings (loss) per
   share from discontinued
   operations                          --      (.17)     (.23)      .18     .09
  Diluted net earnings (loss) per
   share                               .21     (.05)     (.06)      .55     .31
Balance Sheet:
  Cash and investments              55,299   59,197    34,342    41,587  34,270
  Working capital                   66,386   66,591    71,997    74,639  65,290
  Total assets                     134,669  106,320   108,446   115,822  84,055
  Long-term obligations              7,882    8,069     8,368     8,583     --
  Shareholders' equity              95,020   79,604    84,357    87,603  70,403

   Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split on August 18, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Outlook and Risk Factors

   You should carefully consider the following risk factors and the other information included herein and other reports and filings made with the Securities and Exchange Commission before investing in our common stock.

Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

 We Expect Our Operating Results to Fluctuate for a Number of Reasons

   Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation:

  . the ability to integrate successfully and timely the Communications
    Synchronization business, products and employees acquired from Hewlett-Packard with those of Symmetricom including the transfer of Korea production lines to our Puerto Rico facility;

  . the ability to obtain sufficient supplies of GPS products from SSL;

  . our ability to obtain sufficient supplies of sole or limited source components;

  . changes in the product or customer mix of sales;

  . the ability to manage fluctuations in manufacturing yields and other factors;

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

  . the ability to manage fluctuations, especially declines, in the average selling prices of our products;

  . market acceptance of new or enhanced versions of our products and our competitors' products;

  . the ability to manage the long sales cycle associated with our products;

  . the ability to manage cyclical conditions in the telecommunications industry;

  . the ability to maintain quality levels for our product's, and

  . reduced rates of growth of telecommunications services and high-bandwidth applications.

   A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, it may harm our business. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Therefore, any significant decline in demand for our products, reduction in our average selling prices, or any material delay in customer orders may harm our business. In addition, our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline.

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

 We Have Experienced Delays in Obtaining Needed Standard Parts, Single Source Components and Services from Our Suppliers

   Delays in standard parts and services from our suppliers are due to an overall worldwide parts shortage which has resulted in longer lead times for certain key parts. Additionally, we have experienced delays in our single source components from time to time. The inability to obtain sufficient key components as required could result in delays or reductions in product shipments which could harm our business. For example, we will discontinue our IDST product line because components are no longer available from our suppliers.

 A Significant Amount of Sales Comes from Our Top Customers

   A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of our net sales in any given fiscal period. No customer accounted for 10% or more of our net sales in fiscal 2000 and 1999. Two customers accounted for 23% of our net sales in fiscal 1998. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example our sales to Samsung were $10.7 million in fiscal 2000 compared to zero in fiscal 1999 and 1998 due to the wireless business from the acquisition of the HP Product Line business. The wireless business is volatile and the loss of a significant wireless customer or a significant reduction or delay in sales to any such customer may harm our business. Additionally, our sales to AT&T were $22.5 million in fiscal 1997 but decreased to $8.1 million in fiscal 1998, $4.4 million in fiscal 1999 and $0.9 million in fiscal 2000. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers or a significant reduction or delay in sales to any such customer may harm our business.

 We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change

   The markets in which we compete are characterized by:

  . rapidly changing technology;

  . revolving industry standards and changes in end-user requirements and

  . frequent new product introductions.

   Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and on our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. We recently established our AccessMax division and have not yet commercially shipped our GoLong solution. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products and we may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in delays in or loss of market acceptance and sales; diversion of development resources; injury to our reputation; and increased service and warranty costs. Delays in new product development or delays in production startup could harm our business.

 We are Dependent on Widespread Market Acceptance of Our Products

   Widespread market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of various broadband technologies, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our sales representatives, distributors and original equipment manufacturers. The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products. Although we maintain reserves against such returns, such reserves may not be adequate. We cannot be certain that we will not experience delays in product development in the future. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would harm our business.

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

 Competition in Our Markets May Lead to Reduced Sales and Reduced Profits and Has Resulted in Pricing Pressure

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

 Emerging Telecommunications Service Providers May Reduce or Discontinue Their Purchase of Our Products at Any Time

   Our current and future customers include emerging telecommunications service providers. The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still in the initial stages of building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer.

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

  . the ability to successfully transfer the subcontractor manufacturing lines in Korea to our Puerto Rico facility;

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

  . problems combining the acquired operations, technologies or products;

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

 Environmental Matters Subject Us to Additional Business Risks

   Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, we cannot assure you that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, we cannot assure you that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially harm our business.

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

 International Sales Subject Us to Additional Business Risks

   Our export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 25% of our net sales in fiscal 2000, 29% of our net sales in fiscal 1999 and 22% of our net sales in fiscal 1998. International sales subject us to increased risks including:

  . foreign currency fluctuations;

  . export restrictions;

  . longer payment cycles;

  . Unexpected Changes In Regulatory Requirements Or Tariffs;

  . protectionist laws and business practices that favor local competition;

  . dependence on local vendors;

  . reduced or limited protections of intellectual property rights and

  . political and economic instability.

   To date, primarily none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in those foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

 Inventory Risks Could Impact Our Gross Margin

   Although we believe that we currently have appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, we cannot be sure that such provisions will be adequate. Our business could be materially harmed, if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

 If We Lose Key Personnel, We May Not Be Able to Successfully Operate Our
 Business

   Our success depends to a significant degree upon the continued contributions of the principal members of our management, sales, marketing and technical personnel, many of whom perform important management functions and would be difficult to replace. We do not have employment contracts with some of our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with us. The loss of the services of any key personnel, particularly senior management and engineers, could materially harm our business.

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

Results of Operations

   Symmetricom designs, manufactures and markets advanced network synchronization systems and intelligent access systems for global telecommunications markets. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. Our core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing. Our products are marketed to public network providers, ILECs, Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, ISPs and communications OEMs.

   On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. See Note B of the Notes to Consolidated Financial Statements.

   On March 30, 2000 we sold our GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000. See Note C of the Notes to Consolidated Financial Statements.

   On April 14, 1999 we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per Preferred Share and $1.46 per Common Share. The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at the option exercise of $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was paid to former minority shareholders and option holders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded for all periods from the results discussed below, except where specifically stated otherwise. See Note D of the Notes to Consolidated Financial Statements.

 Net Sales

   Net sales increased by $30.6 million (40%) to $107.6 million in fiscal 2000 as compared to fiscal 1999 and increased by $3.6 million (5%) to $76.9 million in fiscal 1999 as compared to fiscal 1998. The increase in fiscal 2000 net sales was due to sales from the new wireless products acquired in the HP Product Line transaction and higher sales of synchronization products, partially offset by lower sales of transmission products. The increase in fiscal 1999 net sales was due to higher sales of synchronization and transmission products, partially offset by lower sales of our Symmetricom, Ltd. subsidiary in the digitally enhanced cordless telephone (DECT) market.

 Gross Profit Margin

   Our gross profit margin was 43%, 48% and 50% in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the decrease in the gross profit margin was primarily due to lower margins resulting from sales of acquired HP Product Line products and less favorable manufacturing efficiencies. In fiscal 1999, the decrease in the gross profit margin was primarily due to less favorable manufacturing efficiencies and less favorable sales channel mix.

 Operating Expenses

   Research and development expense was $16.6 million or 15% of net sales, $13.7 million or 18% of net sales and $12.4 million or 17% of net sales in fiscal 2000, 1999 and 1998, respectively. The dollar increase in fiscal 2000 was primarily due to our continued focus on high investment in new products and core technology. Additionally, as part of the acquisition of the HP Product Line business, we added additional engineers. We anticipate that we will continue to emphasize investment in research and development programs in future periods and continue to pursue several existing product development programs acquired as part of the acquisition. The fiscal 1999 focus was on wireline and wireless synchronization, wireless OEM products, network management software and core GPS, antenna and clock technologies.

   Selling, general and administrative expense was $26.2 million or 24% of net sales, $20.8 million or 27% of net sales and $19.7 million or 27% of net sales in fiscal 2000, 1999 and 1998, respectively. The dollar increase was primarily due to higher marketing and sales expenses associated with increased sales, goodwill amortization and higher administrative expenses. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. The increase in fiscal 1999 was due to higher marketing and sales expenses associated with increased sales.

   As part of the acquisition of the HP Product Line business, we recorded non-recurring charges of $3.5 million for the write-off of acquired in-process research and development expenses and $3.3 million for recruiting and employee expenses. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but that had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

 Operating Income

   Operating income increased by 57% to $3.7 million in fiscal 2000 and decreased by 45% to $2.3 million in fiscal 1999 from $4.2 million in fiscal 1998. The increase in fiscal 2000 was primarily due to higher net sales and gross profit margin dollars. The decrease in fiscal 1999 was primarily due to lower gross profit margin and increased operating expenses.

 Interest Income (Expense)

   Interest income was $2.3 million, $1.9 million and $1.7 million in fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 was primarily due to the increase in cash, cash equivalents and short-term investments from the $23.0 million in proceeds from the sale of Linfinity in the third quarter of fiscal 1999 and the $9.5 million in proceeds from the sale of the GPS division, partially offset by the $19.4 million cash expenditure to acquire the HP Product Line business and the $3.0 million cash expenditure for Parthus subscription shares. Interest expense was constant at $0.7 million in fiscal 2000, 1999 and 1998, respectively. Our interest expense for all three years was predominantly associated with the capital lease on our building in San Jose.

 Income Taxes

   The income tax provision was $0.2 million (effective tax rate of 4%), $0.7 million (effective tax rate of 21%) and $1.2 million (effective tax rate of 22%) in fiscal 2000, 1999 and 1998, respectively. Our deferred tax assets are subject to a substantial valuation allowance. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company's Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited, based on certain prior year Puerto Rico earnings during fiscal years 2003 through 2006.

 Earnings from Continuing Operations

   As a result of the factors discussed above, net earnings from continuing operations were $5.0 million or $.21 per share (diluted) in fiscal 2000 compared to $2.8 million or $.12 per share (diluted) in fiscal 1999 and $4.0 million or $.17 per share (diluted) in fiscal 1998.

 Loss from Discontinued Operations

   As a result of the factors discussed above, net loss from discontinued operations was zero in fiscal 2000 compared to $4.0 million or $.17 per share (diluted) in fiscal 1999 and $5.5 million or $.23 per share (diluted) in fiscal 1998.

 Net Earnings (Loss)

   As a result of the factors discussed above, net earnings were $5.0 million or $.21 per share (diluted) in fiscal 2000 compared to a net loss of $1.2 million or $.05 per share (diluted) in fiscal 1999 and a net loss of $1.5 million or $.06 per share (diluted) in fiscal 1998.

 New Accounting Pronouncements

   In March 2000 the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not materially harm our business. We do not expect that the adoption of the remaining conclusions will materially harm our business.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 should not materially impact our revenue recognition policies.

   In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have assessed the implications of this new statement and adoption of this statement will not have a material impact on our financial position and results of operations. We will adopt SFAS 133 in our first quarterly filing of fiscal year 2001.

 Liquidity and Capital Resources

   Working capital decreased to $66.4 million at June 30, 2000 from $66.6 million at June 30, 1999, while the current ratio decreased to 3.1 to 1.0 from
4.7 to 1.0. The decrease in the current ratio resulted primarily from the decrease in cash, cash equivalents and short-term investments due to the acquisition of the HP Product Line business partially offset by the sale of the GPS division. During the same period cash, cash equivalents and short-term investments decreased to $55.3 million from $59.2 million, primarily due to the $19.4 million in cash used for the acquisition of the HP Product Line business, $4.6 million used for capital expenditures, $2.9 million used for the repurchase of the Company's common stock and $0.5 million used for other investing and financing activities offset by $1.0 million in cash provided by operating activities, $4.2 million in proceeds from issuance of common stock, $8.8 million in unrealized gain on securities and $9.5 million in proceeds from the sale of the GPS division.

   We believe that cash, cash equivalents, short-term investments and funds generated from operations will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2001. At June 30, 2000 we had outstanding commitments of $4.3 million to purchase components and capital equipment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

   Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to our short-term investment portfolio, which consists of corporate debt securities which are classified as available-for-sale and were reported at an aggregate fair value of $36.0 million as of June 30, 2000. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2000, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

   Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our U.K. subsidiary. Although we transact business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on sterling or other currencies. Based on the intercompany balance of $0.4 million at June 30, 2000, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

   Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the our investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on our business. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies which could materially harm our business.

Item 8. Financial Statements and Supplementary Data

   The Company's financial statements follow Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors appearing under the caption "Proposal No. One--Election of Directors--Nominees" on pages 3, 4 and 5 of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the Commission on September 26, 2000, (the "Proxy Statement") is incorporated herein by reference.

   Information regarding executive officers is included in Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

   Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Proxy Statement.

Item 11. Executive Compensation

   Incorporated herein by reference to the Proxy Statement under the captions "Proposal No. One--Election of Directors--Nominees" on pages 3, 4 and 5, "Executive Officer Compensation" on pages 12, 13 and 14, "Proposal No. One-- Election of Directors--Director Compensation" on page 5 and "Certain Transactions" on page 14.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the Proxy Statement under the caption "Other Information--Share Ownership by Principal Shareholders and Management" on pages 10 and 11.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the Proxy Statement under the caption "Certain Transactions" on page 14.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

   (a) Financial Statements and Financial Statement Schedule

   1. Financial Statements. The following financial statements of the Company and the report of Deloitte & Touche LLP, Independent Auditors, are included in this report on Form 10-K on the pages indicated.

                                                                           Page
                                                                           ----
   Consolidated Balance Sheets at June 30, 2000 and 1999..................  28
   Consolidated Statements of Operations for the years ended June 30,
    2000, 1999 and 1998...................................................  29
   Consolidated Statements of Shareholders' Equity and Comprehensive
    Income for the years ended June 30, 2000, 1999 and 1998...............  30
   Consolidated Statements of Cash Flows for the years ended June 30,
    2000, 1999 and 1998...................................................  31
   Notes to Consolidated Financial Statements.............................  32
   Independent Auditors' Report...........................................  46

   2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 2000, 1999, and 1998 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

   Schedule II--Valuation and Qualifying Accounts and Reserves

   All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

   3. Exhibits:

   See Item 14(c) below.

   (b) Reports on Form 8-K

   A current report on Form 8-K dated April 13, 2000 was filed to announce the March 29, 2000 signing of the agreement to dispose of Symmetricom, Inc.'s Global Positioning System ("GPS") technology division.

   A current report on Form 8-K dated June 12, 2000 was filed to amend Item 7, financial statements and exhibits of its current report on Form 8-K originally filed with the Securities Exchange Commission on April 13, 2000 reporting the disposition of our GPS division.

   (c) Exhibits

   The exhibits listed on the accompanying index immediately following the signature page are filed as a part of this report.

   (d) Financial Statement Schedules

   See Item 14(a) above.

                               SYMMETRICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 19,283 $ 44,897
  Short-term investments                                        36,016   14,300
                                                              -------- --------
    Cash and investments                                        55,299   59,197
  Accounts receivable, net of allowance for doubtful accounts
   of $322 and $180                                             19,588   10,915
  Inventories                                                   22,357   10,805
  Other current assets                                             909    3,762
                                                              -------- --------
    Total current assets                                        98,153   84,679
Property, plant and equipment, net                              19,960   20,615
Intangible assets, net                                          13,609       68
Deferred tax assets                                              2,407      --
Note receivable from employee                                      500      600
Other assets, net                                                   40      358
                                                              -------- --------
                                                              $134,669 $106,320
                                                              ======== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  8,407 $  3,564
  Accrued liabilities                                           22,969   13,929
  Current maturities of long-term obligations                      391      595
                                                              -------- --------
    Total current liabilities                                   31,767   18,088
Long-term obligations                                            7,679    8,069
Deferred income taxes                                              203      559
Commitments and contingencies (Notes F & H)                        --       --
Shareholders' equity:
  Preferred stock, no par value; 500 shares authorized, none
   issued                                                          --       --
  Common stock, no par value; 32,000 shares authorized,
   22,913
   and 22,389 shares issued and outstanding                     20,503   18,934
  Unrealized gain on securities, net of deferred taxes of
   $6,802                                                       10,204    1,400
  Retained earnings                                             64,313   59,270
                                                              -------- --------
    Total shareholders' equity                                  95,020   79,604
                                                              -------- --------
                                                              $134,669 $106,320
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Year ended June 30,
                                               --------------------------
                                                 2000     1999     1998
                                               --------  -------  -------
Net sales                                      $107,557  $76,915  $73,311
Cost of sales                                    61,047   40,169   37,018
                                               --------  -------  -------
    Gross profit                                 46,510   36,746   36,293
Operating expenses:
  Research and development                       16,575   13,671   12,387
  Selling, general and administrative            26,152   20,753   19,714
  Non-recurring charges                           6,818      --       --
  Gain on sale of GPS division                   (6,689)     --       --
                                               --------  -------  -------
    Operating income                              3,654    2,322    4,192
Interest income                                   2,302    1,917    1,713
Interest expense                                   (683)    (715)    (730)
                                               --------  -------  -------
    Earnings from continuing operations before
     income taxes                                 5,273    3,524    5,175
Income taxes                                        230      740    1,159
                                               --------  -------  -------
    Earnings from continuing operations           5,043    2,784    4,016
Discontinued operations, net of tax:
  Loss from operations                              --       (73)  (5,546)
  Estimated loss on sale                            --    (3,906)     --
                                               --------  -------  -------
    Loss from discontinued operations               --    (3,979)  (5,546)
                                               --------  -------  -------
Net earnings (loss)                            $  5,043  $(1,195) $(1,530)
                                               ========  =======  =======
Earnings (loss) per share--basic:
  Earnings from continuing operations          $    .22  $   .12  $   .17
  Loss from discontinued operations                 --      (.17)    (.24)
                                               --------  -------  -------
Net earnings (loss)                            $    .22  $  (.05) $  (.07)
                                               ========  =======  =======
Weighted average shares outstanding--basic       22,593   22,952   23,768
                                               ========  =======  =======
Earnings (loss) per share--diluted:
  Earnings from continuing operations          $    .21  $   .12  $   .17
  Loss from discontinued operations                 --      (.17)    (.23)
                                               --------  -------  -------
Net earnings (loss)                            $    .21  $  (.05) $  (.06)
                                               ========  =======  =======
Weighted average shares outstanding--diluted     23,510   23,093   24,014
                                               ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In thousands)

                          Common Stock                                Total         Total
                         ---------------  Comprehensive Retained  Shareholders' Comprehensive
                         Shares  Amount       Gain      Earnings     Equity     Income (Loss)
                         ------  -------  ------------- --------  ------------- -------------
Balance at June 30,
 1997                    23,818  $25,608     $   --     $61,995      $87,603       $13,454
                                                                                   -------
  Issuance of common
   stock:
   Stock option
    exercises               113      590                    --           590
   Employee stock
    purchase plan           129      942                    --           942
   Tax benefit from
    stock option plans      --       109                    --           109
  Repurchase of common
   stock                   (402)  (3,357)                   --        (3,357)
  Net loss                  --       --                  (1,530)      (1,530)      $(1,530)
                         ------  -------     -------    -------      -------       -------
Balance at June 30,
 1998                    23,658   23,892         --      60,465       84,357       $(1,530)
                                                                                   -------
  Issuance of common
   stock:
   Stock option
    exercises, net of
    shares tendered
    upon exercise            18       13                    --            13
   Employee stock
    purchase plan           207      712                    --           712
  Repurchase of common
   stock                 (1,494)  (5,683)                   --        (5,683)
  Comprehensive income:
   Earnings from
    continuing
    operations              --       --                   2,784        2,784       $ 2,784
   Loss from
    discontinued
    operations              --       --                  (3,979)      (3,979)       (3,979)
   Unrealized gain on
    securities, net of
    deferred taxes of
    $400.                   --       --        1,400        --         1,400         1,400
                         ------  -------     -------    -------      -------       -------
Balance at June 30,
 1999                    22,389   18,934       1,400     59,270       79,604       $   205
                                                                                   -------
  Issuance of common
   stock:
   Stock option
    exercises, net of
    shares tendered
    upon exercise         1,002    3,566                    --         3,566
   Employee stock
    purchase plan           150      634                    --           634
   Tax benefit from
    stock option plans      --       300                    --           300
  Repurchase of common
   stock                   (628)  (2,931)                   --        (2,931)
  Comprehensive income:
   Earnings from
    continuing
    operations              --       --                   5,043        5,043       $ 5,043
   Unrealized gain on
    securities, net of
    deferred taxes of
    $6,802                  --       --        8,804        --         8,804         8,804
                         ------  -------     -------    -------      -------       -------
Balance at June 30,
 2000                    22,913  $20,503     $10,204    $64,313      $95,020       $13,847
                         ======  =======     =======    =======      =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year ended June 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net earnings (loss)                              $  5,043  $ (1,195) $ (1,530)
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
 Loss from discontinued operations and disposal        --      3,979     5,546
 In-process research and development writeoff        3,468       --        --
 Depreciation and amortization                       6,426     4,556     5,023
 Deferred income taxes                              (2,239)     (442)   (1,262)
 Note receivable from employee                         100       100       100
 Gain on sale of GPS division                       (6,689)      --        --
 Changes in assets and liabilities net of effect
  of acquisition and disposition:
 Accounts receivable                                (8,673)     (374)      683
 Inventories                                       (11,734)      784     1,692
 Accounts payable                                    4,843     1,202    (2,179)
 Accrued liabilities                                 8,140     2,765    (1,147)
 Other current assets                                  272      (256)     (415)
                                                  --------  --------  --------
  Net cash provided by continuing operations        (1,043)   11,119     6,511
  Net cash used for discontinued operations            --     (2,198)   (8,282)
                                                  --------  --------  --------
  Net cash provided by (used for) operating
   activities                                       (1,043)    8,921    (1,771)
                                                  --------  --------  --------
Cash flows from investing activities:
 Cash paid for acquisition and related costs       (19,419)      --        --
 Proceeds from sale of GPS division                  9,453       --        --
 Purchases of short-term investments               (51,317)  (45,927)  (19,289)
 Maturities of short-term investments               40,462    36,000    29,700
 Proceeds from sale of discontinued operations         --     23,000       --
 Purchases of plant and equipment, net              (4,593)   (3,214)   (2,962)
 Notes receivable                                      --        --       (900)
 Other                                                 168      (375)      233
                                                  --------  --------  --------
  Net cash provided by (used for) investing
   activities                                      (25,246)    9,484     6,782
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of long-term obligations       --        595       --
 Repayment of long-term obligations                   (594)     (514)      (20)
 Proceeds from issuance of common stock              4,200       725     1,532
 Repurchase of common stock                         (2,931)   (5,683)   (3,357)
                                                  --------  --------  --------
  Net cash provided by (used for) financing
   activities                                          675    (4,877)   (1,845)
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents                                     (25,614)   13,528     3,166
  Cash and cash equivalents at beginning of year    44,897    31,369    28,203
                                                  --------  --------  --------
  Cash and cash equivalents at end of year        $ 19,283  $ 44,897  $ 31,369
                                                  ========  ========  ========
Non-cash investing and financing activities:
 Unrealized gain on securities, net               $  8,804  $  1,400  $    --
 Deferred taxes on unrealized gain                  (6,802)
Cash payments for:
 Interest                                         $    683  $    715  $    730
 Income taxes                                        1,596       351     3,475
Detail of acquisition:
 Tangible assets acquired                         $  1,462  $    --   $    --
 Intangible assets acquired                         18,357       --        --
 Cash paid for acquisition and related costs       (19,419)      --        --
                                                  --------  --------  --------
 Liabilities assumed                              $    400  $    --   $    --
                                                  ========  ========  ========
Detail of sale of GPS division:
 Cash proceeds from sale                          $  9,453  $    --   $    --
 Tangible assets sold                               (1,964)      --        --
 Liabilities incurred                                 (800)      --        --
                                                  --------  --------  --------
 Gain on sale                                     $  6,689  $    --   $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

   Business. Symmetricom, Inc. ("the Company", "Symmetricom") designs, manufactures and markets advanced network synchronization and timing products and intelligent access systems for global telecommunications markets. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. Our core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System (GPS) technologies, which provide highly accurate and uninterruptible timing. Our products are marketed to public network providers, Incumbent Local Exchange Carriers (ILECs), Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLECs), other telephone companies, wireless service providers, cable TV operators, ISPs and communications OEMs.

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

   Fiscal Period. Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. All references to years refer to our fiscal years. Fiscal year 2000 consisted of 53 weeks. Fiscal years 1999 and 1998 consisted of 52 weeks.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash Equivalents. We consider all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

   Short-term Investments. Short-term investments, consisting of corporate debt securities which mature through December 2000, are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and included as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

   Fair Values of Financial Instruments. The estimated fair value of our financial instruments, which include cash equivalents, short-term investments, accounts receivable and long-term obligations, approximate their carrying value.

   Concentrations of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers and distributors. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

   Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market.

   Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term if shorter.

   Intangible assets. Goodwill and other intangible assets primarily arising from the acquisition of certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business")

(Note B) are amortized over estimated useful lives of ten years for goodwill and two to ten years for other intangible assets on a straight-line basis. The Company annually evaluates the carrying value of goodwill and other intangible assets for any impairment of value. At June 30, 2000, the Company believes there has been no impairment of the value of goodwill and other intangible assets.

   Long-lived assets. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we recognize impairment losses, if significant, on long-lived assets and certain identifiable intangible assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows. As of June 30, 2000 no such impairment has occurred.

   Foreign Currency Translation. The functional currency of our foreign subsidiaries is the local currency. We translate assets and liabilities to U.S. dollars using year end exchange rates and translate revenues and expenses using average exchange rates during the year. Exchange gains and losses arising from translation of foreign entity financial statements have not been material to our operating results in the periods presented.

   Revenue Recognition. Sales are recognized upon shipment. Provisions are made for warranty costs, sales returns and price protection.

   Stock Options. We account for employee stock based compensation using the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

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

                                                     Year ended June 30,
                                                   ------------------------
                                                    2000    1999     1998
                                                   ------- -------  -------
                                                    (In thousands, except
                                                     per share amounts)
     Earnings from continuing operations           $ 5,043 $ 2,784  $ 4,016
     Loss from discontinued operations                 --   (3,979)  (5,546)
                                                   ------- -------  -------
     Net earnings (loss)                           $ 5,043 $(1,195) $(1,530)
                                                   ------- -------  -------
     Weighted average shares outstanding--basic     22,593  22,952   23,768
     Dilutive stock options                            917     141      246
                                                   ------- -------  -------
     Weighted average shares outstanding--diluted   23,510  23,093   24,014
                                                   ------- -------  -------
     Basic earnings (loss) per share               $   .22 $  (.05) $  (.07)
     Diluted earnings (loss) per share             $   .21 $  (.05) $  (.06)

   Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2000 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

   Comprehensive Income. Effective September 30, 1998, we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires us to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The disclosures required by SFAS 130 are presented in the Consolidated Statements of Shareholders' Equity.

   Recent Accounting Pronouncements. In March 2000 the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
(iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not materially harm our business. We do not expect that the adoption of the remaining conclusions will materially harm our business.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 will not materially impact our revenue recognition policies.

   In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have assessed the implications of this new statement and adoption of this statement will not have a material impact on our financial position and results of operations. We will adopt SFAS 133 in our first quarterly filing of fiscal year 2001.

Note B--Acquisition

   On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. The amounts allocated to IP R&D were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both Symmetricom and HP. Research and development costs to complete development of the research and development to technological feasibility are not expected to have a material impact on our business. The $14.9 million of goodwill and other intangible assets are being amortized over estimated useful lives of five to ten years. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses.

   The allocation of the purchase price to the capitalized developed technology was based upon management's estimates of the present value of the projected earnings that will be generated by the current products. The allocation of the purchase price to the IP R&D was based upon the discounted expected future net cash flows of the products over the products expected life reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. The allocation of the purchase price to the other intangible assets was based on management's estimates of avoided costs related to the customer list and workforce, and replacement costs related to the trademark. The purchase price allocation and intangible valuation gave explicit consideration to the Securities and Exchange Commission's views on purchased IP R&D as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Symmetricom-specific considerations which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/trade names, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and IP R&D were consistent with the relative contributions of each to the final product; and (iv) the allocation to IP R&D was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. The acquired IP R&D had not reached technological feasibility as of the acquisition date and was in the following stages of completion at the date of the acquisition;

                                                                             % Completion
                                                                             ------------
T-1
 Terminator  Timing distribution platform/domestic rather than international 70% complete
OSMF         Software/ability to manage sync network remotely                50% complete
Mini-SSU     E-1 frequency SSU                                               90% complete
S-7          OEM GPS Timing product                                          80% complete
RGPS         Antenna for OEM's base stations                                 60% complete

   At the acquisition date the following costs were estimated for additional development and we've achieved the following stages of completion at June 30, 2000;

              Cost to Complete
             At Acquisition Date % Completion                    Status
             ------------------- ------------- ------------------------------------------
T-1
 Terminator       $400,000       80% complete  Available for sale estimate, December 2000
OSMF              $600,000       95% complete  Available for sale estimate, October 2000
Mini-SSU          $180,000       100% complete Shipping started November 1999
S-7               $300,000       100% complete Shipping started December 1999
RGPS              $200,000       100% complete Shipping started February 2000

   We will begin to benefit from the acquired research and development of some of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized, which could materially harm our business.

   Significant assumptions used to determine the value of IP R&D included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by us and HP's management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both us and HP, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without nay consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. When estimating the value of the existing and in-process technologies, discount rates of 20% and 25% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

Note C--Sale

   On March 30, 2000 we sold our GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made a $3.0 million investment in subscription of shares of SSL. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000.

Note D--Discontinued Operations

   On April 14, 1999 we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per Preferred Share and $1.46 per Common Share. The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of Preferred Stock and 4,197,824 shares of Common Stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's Common Stock at the option exercise price of $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was paid to former minority shareholders and optionholders of Linfinity.

   The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. The earnings (loss) from discontinued operations, net of tax, for the three years ended June 30, 2000, is comprised of:

                                                      Year ended June 30,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
                                                        (In thousands)
     Net sales                                     $   --   $37,115   $47,270
     Earnings (loss) from operations before taxes  $   --   $   (81)  $(9,315)
     Income taxes                                      --        (8)   (3,769)
                                                   -------  -------   -------
       Earnings (loss) from operations                 --       (73)   (5,546)
                                                   -------  -------   -------
     Estimated loss on sale                            --      (182)      --
     Income taxes                                      --    (3,724)      --
                                                   -------  -------   -------
       Net estimated loss on sale                      --    (3,906)      --
                                                   -------  -------   -------
     Loss from discontinued operations             $   --   $(3,979)  $(5,546)
                                                   =======  =======   =======

   The net assets retained and sold on April 14, 1999 were comprised of:

                                                    Total   Retained    Sold
                                                   -------  --------  --------
                                                        (In thousands)
     Current assets                                $17,799  $ 5,640   $12,159
     Property, plant and equipment, net             14,470      --     14,470
     Other assets                                       16      --         16
     Current liabilities                            (6,943)     --     (6,943)
     Other liabilities                              (2,177)  (2,177)      --
                                                   -------  -------   -------
     Net assets of discontinued operations         $23,165  $ 3,463   $19,702
                                                   =======  =======   =======

   The net assets retained and held for sale at June 30, 1998 were comprised of:

                                                                        Held
                                                    Total   Retained  For Sale
                                                   -------  --------  --------
                                                        (In thousands)
     Current assets                                $21,862  $ 7,075   $14,787
     Property, plant and equipment, net             16,433      --     16,433
     Other assets                                        8      --          8
     Current liabilities                            (9,592)  (3,145)   (6,447)
     Other liabilities                              (1,762)  (1,762)      --
                                                   -------  -------   -------
     Net assets of discontinued operations         $26,949  $ 2,168   $24,781
                                                   =======  =======   =======

Note E--Balance Sheet Detail

                                                      June 30,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
                                                   (In thousands)
     Inventories:
       Raw materials                              $ 12,094  $  3,859
       Work-in-process                               4,710     3,173
       Finished goods                                5,553     3,773
                                                  --------  --------
                                                  $ 22,357  $ 10,805
                                                  ========  ========
     Property, plant and equipment, net:
       Buildings and improvements                 $  9,007  $  9,007
       Machinery and equipment                      23,132    22,252
       Leasehold improvements                        7,683     7,997
                                                  --------  --------
                                                    39,822    39,256
       Accumulated depreciation and amortization   (19,862)  (18,641)
                                                  --------  --------
                                                  $ 19,960  $ 20,615
                                                  ========  ========
     Intangible assets, net:
       Goodwill                                   $ 14,889       --
       Other intangible assets                         230        68
                                                  --------  --------
                                                    15,119        68
       Accumulated amortization                     (1,510)      --
                                                  --------  --------
                                                  $ 13,609  $     68
                                                  ========  ========

   Building and improvements includes $8,750,000 of costs capitalized under a capital lease for our facility in San Jose, California which was completed in June 1997. At June 30, 2000 and 1999, accumulated amortization for this lease totaled $2,283,000 and $1,522,000, respectively. No amortization expense was recorded in 1997.

                                                      June 30,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
                                                   (In thousands)
     Accrued liabilities:
       Employee compensation and benefits         $  6,430  $  3,731
       Income taxes payable                          5,742       395
       Accrued warranty expense                      4,471     4,319
       Deferred revenue                              1,343     1,152
       Other                                         4,983     4,332
                                                  --------  --------
                                                  $ 22,969  $ 13,929
                                                  ========  ========
     Long-term obligations:
       Capital lease                              $  8,070  $  8,367
       Other                                           --        297
       Current maturities                             (391)     (595)
                                                  --------  --------
                                                  $  7,679  $  8,069
                                                  ========  ========

Note F--Lease Commitments

   During 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in December 2000. At

June 30, 2000 the minimum future sublease payments to be received were $324,000 in 2001. We lease certain other facilities and equipment under operating lease agreements which expire at various dates through 2001. Rental expense charged to operations was $922,000 in 2000, $1,229,000 in 1999 and $1,406,000 in 1998, respectively. Future minimum lease payments at June 30, 2000 are as follows:

                                              Capital  Operating
                                               Lease     Lease
                                              -------  ---------
                                               (In thousands)
     For the years:
     2001                                     $ 1,055   $  801
     2002                                       1,121      678
     2003                                       1,189      659
     2004                                       1,261      595
     2005                                       1,335      595
     Thereafter                                 5,805    2,264
                                              -------   ------
     Total minimum lease payments              11,766   $5,592
                                                        ======
     Amount representing interest (8.5%)       (3,696)
                                              -------
     Present value of minimum lease payments    8,070
     Current portion                             (391)
                                              =======
     Long-term obligation                     $ 7,679
                                              =======

Note G--Income Taxes

   Income tax provision consists of:

                     Year ended June 30,
                    -----------------------
                     2000    1999    1998
                    ------  ------  -------
                       (In thousands)
     Current:
       Federal      $1,863  $  368  $ 1,055
       State           161    (169)     242
       Puerto Rico     414   1,030    1,034
       Foreign          31     (47)      90
                    ------  ------  -------
                     2,469   1,182    2,421
                    ------  ------  -------
     Deferred:
       Federal      (1,975)     26     (377)
       State          (148)    241     (418)
       Puerto Rico    (116)   (709)    (467)
                    ------  ------  -------
                    (2,239)   (442)  (1,262)
                    ------  ------  -------
                    $  230  $  740  $ 1,159
                    ======  ======  =======

   Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax provision (benefit) are as follows:

                                                  Year ended June 30,
                                                 --------------------------
                                                  2000      1999     1998
                                                 -------   ------   -------
                                                     (In thousands)
     Tax credit and net operating loss
      carryforwards                              $ 1,845   $1,707   $  (696)
     Reserves and accruals                          (401)    (360)     (290)
     Depreciation and amortization                (3,127)  (2,449)     (264)
     Deferred taxes on unrealized gains            6,802      --        --
     Deferred taxes on Puerto Rico earnings          (81)    (622)     (294)
     Change in valuation allowance                  (475)   1,282       282
                                                 -------   ------   -------
                                                 $ 4,563   $ (442)  $(1,262)
                                                 =======   ======   =======

   The effective income tax rate differs from the federal statutory income tax rate as follows:

                                                  Year ended June 30,
                                                 --------------------------
                                                  2000      1999     1998
                                                 -------   ------   -------
     Federal statutory income tax rate              35.0 %   35.0 %    35.0 %
     Federal tax benefit of Puerto Rico
      operations                                   (28.7)   (52.9)    (16.6)
     Puerto Rico taxes                               5.6      9.1      10.9
     Research and development tax credit             --       --       (1.9)
     State income taxes, net of federal benefit      0.2      2.0      (3.4)
     Other                                           3.9     (3.1)     (1.6)
     Change in valuation allowance                 (11.6)    30.9       --
                                                 -------   ------   -------
     Effective income tax rate                       4.4 %   21.0 %    22.4 %
                                                 =======   ======   =======

   The principal components of deferred tax assets and liabilities are as follows:

                                                           June 30,
                                                        ----------------
                                                         2000     1999
                                                        -------  -------
                                                        (In thousands)
     Deferred tax assets:
       Tax credit and net operating loss carryforwards  $ 5,872  $ 7,717
       Reserves and accruals                              2,887    2,486
       Depreciation and amortization                      6,592    3,465
                                                        -------  -------
                                                         15,351   13,668
       Valuation allowance                               (9,309)  (9,784)
                                                        -------  -------
                                                          6,042    3,884
                                                        -------  -------
     Deferred tax liabilities:
       Unrealized gains in comprehensive income           6,802      --
       Unremitted Puerto Rico earnings                    1,780    1,861
                                                        -------  -------
                                                          8,582    1,861
                                                        -------  -------
     Net deferred tax asset (liability)                 $(2,540) $ 2,023
                                                        =======  =======

   Net deferred tax assets (liabilities) are comprised of the following:

                                               June 30,
                                            ---------------
                                             2000     1999
                                            -------  ------
                                            (In thousands)
     Current assets                         $   --   $2,582
     Non-current assets                       2,407     --
     Current liabilities                     (4,744)    --
     Non-current liabilities                   (203)   (559)
                                            -------  ------
     Net deferred tax assets (liabilities)  $(2,540) $2,023
                                            =======  ======

   At June 30, 2000, for federal income tax purposes, we had research and development tax credit carryforwards of approximately $2,252,000 which expire in the years 2001 through 2013, and alternative minimum tax credit carryforwards of approximately $2,427,000 which have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $1,193,000 which have no expiration date.

   Based on our assessment of the future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain deferred tax assets. At June 30, 2000, approximately $4,633,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited to common stock if realized.

   We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2008. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from federal income taxes through fiscal 2006. This exemption will be further limited during the fiscal years 2003 through 2006 based on certain prior year's Puerto Rico earnings. Appropriate taxes have been provided on this subsidiary's earnings, all of which are intended to be remitted to the parent company. At June 30, 2000, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $11,305,000 and $1,781,000, respectively.

Note H--Contingencies

   In January 1994, a securities class action complaint was filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our present or former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its officers believe that the complaint is entirely without merit, and intend to continue to defend the action vigorously if necessary. We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position and results of operations.

Note I--Related Party Transactions

   In March 1998, we extended two loans in the amounts of $400,000 and $500,000 to an executive officer in connection with his employment by us. The $400,000 loan, together with interest at 6% per annum, is forgiven in four equal installments on June 30, 1998, 1999, 2000 and 2001. We recognize compensation expense in the amount of both the loan and interest to be forgiven during the applicable fiscal period. The $500,000 loan is interest free with a term of ten years to be repaid in 2008. Both loans are secured by a deed of trust pertaining to the executive officer's principal home in California. Pursuant to the loan agreements, any loan balance and/or accrued interest amount will become due and payable if the executive officer resigns or is terminated for cause. In July 1998, we funded an unsecured loan of $150,000 to another executive officer which was interest free and was forgiven in 1999.

   During 1999 we paid $113,000, $25,000 and $21,000 for consulting fees to three directors of the Company, respectively. During 1998, we paid $10,000 for consulting fees to a director of the Company. We paid $47,000 for marketing research in 1997 to a firm whose managing director was also a director of ours until August 1996. During 1995, two executive officers exercised stock options in exchange for notes of $43,000 bearing interest at approximately 6% per annum, payable annually. The notes were collateralized by the stock issued upon exercise of the stock options and were recorded as an offset against common stock. Such notes were repaid in 1998 and 1997, respectively.

Note J--Benefit Plans

   401(k) Plans. Our U.S. and Puerto Rico employees are eligible to participate in our 401(k) plans. Our discretionary contributions vest immediately and were $95,000, $94,000 and $91,000 in 2000, 1999 and 1998, respectively.

Note K--Shareholders' Equity

   Stock Options. We have a stock option plan under which employees and consultants may be granted non-qualifying and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none has been granted. In addition, we have a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Options granted to employees and consultants prior to fiscal 1999 and options granted to non-employee directors are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the three years following the date of grant. Options granted to employees and consultants after fiscal 1998 are generally exercisable at 25% at the end of the first year and 2.08% for each month thereafter for the following three years.

   On October 25, 1999, the shareholders of Symmetricom approved the adoption of the 1999 Employee Stock Plan and the 1999 Director Stock Option Plan, and the number of shares reserved for issuance were 1,350,000 and 450,000, respectively. The Plans replace our 1990 Employee Stock Plan and our 1990 Director Stock Option Plan, which expire on October 23, 2000.

   Stock option activity for the three years ended June 30, 2000 is as follows:

                                              Options
                                            Outstanding
                                          ----------------
                                                  Weighted
                                 Shares   Number  Average
                                Available   of    Exercise
                                For Grant Shares   Price
                                --------- ------  --------
                                (In thousands, except per
                                     share amounts)
     Balances at July 1, 1997     1,013    2,309   $8.25
       Authorized                   714      --      --
       Granted                   (1,184)   1,184    8.41
       Exercised                    --      (112)   4.97
       Canceled                     185     (185)   9.87
       Expired                      --        (8)   1.17
                                 ------   ------
     Balances at June 30, 1998      728    3,188    8.33
       Authorized                   709      --      --
       Granted                   (2,759)   2,759    4.20
       Exercised                    --       (29)   1.87
       Canceled                   2,621   (2,621)   9.13
                                 ------   ------
     Balances at June 30, 1999    1,299    3,297    4.30
       Authorized                 1,800      --      --
       Granted                   (1,935)   1,935    5.65
       Exercised                    --      (942)   4.14
       Canceled                     600     (600)   4.82
       Expired                     (210)     --      --
                                 ------   ------
     Balances at June 30, 2000    1,554    3,690    4.96
                                 ======   ======

   At June 30, 2000, 1999 and 1998, the number of shares and weighted average exercise price underlying exercisable options were 1,392,000 at $4.38, 1,636,000 at $4.30 and 1,305,000 at $7.65, respectively. The weighted average fair value, using the Black-Scholes method, of options granted was $3.11 in 2000, $1.28 in 1999 and $3.45 in 1998.

   At the beginning of fiscal 1999, we offered our employees and directors a stock option repricing program in which new options were granted at an exchange rate of three shares for every four shares and one share for every two shares, respectively, of unexercised options as of July 14, 1998. The corresponding grant of new options in July 1998 was at an exercise price of $4.29, the fair market value on the date of the new grants. The new options retain the same vesting and expiration dates as the old options. The new options also contained a blackout period and were not exercisable until January 14, 1999. As a result, 1,890,000 old options were surrendered by employees for 1,417,500 new options, and 393,000 old options were returned by directors for 196,500 new options.

   Additional information regarding options outstanding as of June 30, 2000 is as follows:

                 Options Outstanding                  Options Exercisable
     ----------------------------------------------------------------------
                                Weighted
                                 Average   Weighted                Weighted
     Range of                   Remaining  Average                 Average
     Exercise     Number of    Contractual Exercise   Number of    Exercise
      Prices        Shares        Life      Price       Shares      Price
     --------   -------------- ----------- -------- -------------- --------
                (In thousands) (In years)           (In thousands)
     $2.25 --
       $ 4.00         417          7.1      $3.73         247       $3.60
      4.29 --
         4.29         937          5.7       4.29         788        4.29
      4.67 --
         5.08       1,328          8.7       4.91         253        4.74
      5.13 --
        10.67       1,011          8.8       6.17         104        6.02
                    -----                               -----
      2.25 --
        10.67       3,693          7.8       4.96       1,392        4.38
                    =====                               =====

   As discussed in Note A, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Compensation expense has been recognized in the financial statements for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if we had adopted the fair value method as of the beginning of 1996. Under SFAS 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: expected life, six months after vesting in 2000, 1999 and 1998, stock volatility, 68% in 2000, 58% in 1999 and 1998; three years average risk-free interest rates, approximately 6.0% in 2000, 5.0% in 1999 and 5.8% in 1998; and no dividends during the expected term. Our calculations are based on the multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma consolidated net earnings would have been $2,721,000 ($.12 per share--basic, $.12 per share--diluted) and the proforma consolidated net loss would have been $5,325,000 ($.23 per share--basic, $.23 per share--diluted) in 1999, and $5,647,000 ($.24 per share--basic, $.24 per share--diluted) in 1998. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   Employee Stock Purchase Plan. We have an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of our common stock at 85% of the fair market value at certain specified dates. Under this plan, 550,445 shares of common stock have been reserved and were available for issuance as of June 30, 2000.

   Under SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 1 years; stock volatility, 68% in 2000, and 58% in 1999 and 1998; three years average risk-free interest rates, approximately 6.0% in 2000, 5.4% in 1999 and 5.3% in 1998; and no dividends during the expected term. The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $1.83, $1.63 and $3.01, respectively.

   Common Share Purchase Rights. We have a shareholder rights plan, which authorizes the issuance of one common share purchase right for each share of common stock. The rights expire in December 2000 and are not exercisable or transferable apart from the common stock until the occurrence of certain events. Such events include the acquisition of 20% or more of our outstanding common stock or the commencement of a tender or exchange offer for 30% or more of our outstanding common stock. If the rights become exercisable, each right entitles its holder to purchase one new share of common stock at an exercise price of $16.67, subject to certain antidilution adjustments. Additionally, if the rights become exercisable, a holder will be entitled, under certain circumstances, to purchase, for the exercise price, shares of common stock of the Company or in other cases, of the acquiring company, having a market value of twice the exercise price of the right. Under certain conditions, the Company may redeem the rights for a price of $.01 per right or exchange each right not held by the acquirer for one share of the Company's common stock.

   Stock Repurchase Program. In April 1997, September 1998 and October 1999, our Board of Directors authorized programs to repurchase up to 750,000 shares, 1,500,000 shares and 1,125,000 shares, respectively, of the Company's common stock. We repurchased 628,000 shares, 1,494,000 shares and 537,000 shares in 2000, 1999, and 1998 and prior, respectively.

Note L--Business Segment Information

   We have four reportable segments: Synchronization ("Sync") Products, Wireless Products, Transmission Products, and Other Products. We do not allocate operating expenses or specific assets to these segments. Therefore, segment information reported includes only net sales and gross profit.

                         Sync            Transmission  Other
                       Products Wireless   Products   Products  Total
                       -------- -------- ------------ -------- --------
     Fiscal Year 2000
       Net sales       $77,465  $16,464     $4,531     $9,097  $107,557
       Gross profit     36,278    6,976      2,326        930    46,510
     Fiscal Year 1999
       Net sales       $64,449  $   --      $8,056     $4,410  $ 76,915
       Gross profit     31,580      --       4,350        816    36,746
     Fiscal Year 1998
       Net sales       $63,475  $   --      $3,827     $6,009  $ 73,311
       Gross profit     31,103      --       1,952      3,238    36,293

   Our export sales accounted for 25%, 29% and 22% of our net sales in 2000, 1999 and 1998, respectively. The geographical components of export sales are as follows:

                            Year ended
                             June 30,
                          ----------------
                          2000  1999  1998
                          ----  ----  ----
     United States         75%   71%   78%
     International:
       Brazil               2%    1%   --%
       United Kingdom       1%    4%    7%
       Africa               1%    3%    2%
       Mexico               1%    2%    2%
       Germany             --%    2%    4%
       Rest of the world   20%   17%    7%

   A relatively small number of customers has historically accounted for a significant portion of our net sales. No customer accounted for 10% or more of our net sales in 2000 and 1999. Two customers accounted for 23% of our net sales in 1998.

Note M--Quarterly Results and Stock Market Data (Unaudited)

   Quarterly results and stock market data are as follows:

                                   First   Second    Third   Fourth   Total
                                  Quarter  Quarter  Quarter  Quarter   Year
                                  -------  -------  -------  ------- --------
                                  (In thousands, except per share amounts)
Fiscal Year 2000
  Net sales                       $19,617  $22,968  $30,574  $34,398 $107,557
  Gross profit                      9,039    9,821   12,963   14,687   46,510
  Operating income (loss)             679   (8,745)   7,782    3,938    3,654
  Earnings (loss) before income
   taxes                            1,180   (8,399)   8,155    4,337    5,273
  Net earnings (loss)                 885   (7,404)   7,955    3,607    5,043
  Basic net earnings (loss) per
   share                              .04     (.33)     .35      .16      .22
  Diluted net earnings (loss) per
   share                              .04     (.33)     .33      .15      .21
  Common stock price range (A):
    High                          6 11/12        8   10 1/3   17 1/3   17 1/3
    Low                             4 3/4  4 11/24  5 13/24    5 5/6  4 11/24
Fiscal Year 1999
  Net sales                       $18,586  $19,603  $19,737  $18,989 $ 76,915
  Gross profit                      8,971    9,296    9,244    9,235   36,746
  Operating income                    576      384      722      640    2,322
  Earnings from continuing
   operations before income taxes     852      642      930    1,100    3,524
  Earnings from continuing
   operations                         673      507      735      869    2,784
  Earnings (loss) from
   discontinued operations           (336)     150   (3,793)     --    (3,979)
  Net earnings (loss)                 337      657   (3,058)     869   (1,195)
  Basic earnings per share from
   continuing operations              .03      .02      .03      .04      .12
  Basic earnings (loss) per share
   from discontinued operations      (.01)     .01     (.17)     --      (.17)
  Basic net earnings (loss) per
   share                              .01      .03     (.14)     .04     (.05)
  Diluted earnings per share from
   continuing operations              .03      .02      .03      .04      .12
  Diluted earnings (loss) per
   share from discontinued
   operations                        (.01)     .01     (.17)     --      (.17)
  Diluted net earnings (loss) per
   share                              .01      .03     (.14)     .04     (.05)
  Common stock price range (A):
    High                                5   5 1/16    5 5/6   6 7/12   6 7/13
    Low                             2 2/3    2 1/6    4 1/6  3 11/12    2 2/3

--------
(A) Our common stock trades on The Nasdaq Stock Market under the symbol SYMM. At June 30, 2000, there were approximately 1,227 shareholders of record. Common stock prices are closing prices as reported on the Nasdaq Stock Market System. We have not paid cash dividends during the last two fiscal years and have no present plans to do so.

Note N--Subsequent Event

   On August 18, 2000 the Company effected a three-for-two stock split in the form of a stock dividend. Shareholders of record as of August 7, 2000 received three shares of common stock for every two shares they owned on the record date. Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Symmetricom, Inc.

   We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

     /s/ Deloitte & Touche LLP
_____________________________________
         Deloitte & Touche LLP

San Jose, California
July 31, 2000
(August 18, 2000 as to Note N)

                                                                     SCHEDULE II

                               SYMMETRICOM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                           Balance at Charged to               Balance at
                           Beginning  Costs and                  End of
                            of Year    Expenses  Deductions(1)    Year
                           ---------- ---------- ------------- ----------
Year ended June 30, 2000:
  Accrued warranty expense   $4,319     $2,227      $2,075       $4,471
  Allowance for doubtful
   accounts                  $  180     $  210      $   68       $  322

Year ended June 30, 1999:
  Accrued warranty expense   $3,994     $1,925      $1,600       $4,319
  Allowance for doubtful
   accounts                  $  329     $   86      $  235       $  180

Year ended June 30, 1998:
  Accrued warranty expense   $2,741     $2,051      $  798       $3,994
  Allowance for doubtful
   accounts                  $  307     $  261      $  239       $  329

--------
(1) Deductions represent costs charged or amounts written off against the reserve or allowance.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Symmetricom, Inc.

                                                    /s/ William Slater
                                          By:__________________________________
                                                     (William Slater)
Date: September 26, 2000
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

  /s/  Thomas W. Steipp                Director, Chief Executive  September 26, 2000
______________________________________  Officer (Principal
       (Thomas W. Steipp)               Executive Officer)

  /s/  William Slater                  Chief Financial Officer    September 26, 2000
______________________________________  and Secretary (Principal
        (William Slater)                Financial and Accounting
                                        Officer)

  /s/  Richard W. Oliver               Chairman of the Board      September 26, 2000
______________________________________
       (Richard W. Oliver)

  /s/  Robert T. Clarkson              Director                   September 26, 2000
______________________________________
       (Robert T. Clarkson)

  /s/ Robert M. Neumeister Jr.         Director                   September 26, 2000
______________________________________
      (Robert M. Neumeister Jr.)

  /s/   Krish A. Prabhu                Director                   September 26, 2000
______________________________________
        (Krish A. Prabhu)

  /s/  William D. Rasdal               Director                   September 26, 2000
______________________________________
       (William D. Rasdal)

  /s/  Richard N. Snyder               Director                   September 26, 2000
______________________________________
        (Richard N. Synder)

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

 10.1(5)(22)   Amended and Restated Non-Qualified Stock Option Plan (1982),
               with form of Employee Non-Qualified Stock Option (1982 Plan).

 10.2(10)(22)  1990 Director Option Plan (as amended through October 25, 1995).

 10.3(5)(22)   Form of Director Option Agreement.

 10.4(16)(22)  1990 Employee Stock Plan (as amended through June 29, 1998).

 10.5(5)(22)   Forms of Stock Option Agreement, Restricted Stock Purchase
               Agreement, Tandem Stock Option/SAR Agreement, and Stock
               Appreciation Right Agreement for use with the 1990 Employee
               Stock Plan.

 10.6(13)(22)  1994 Employee Stock Purchase Plan (as amended through July 27,
               1998).

 10.7(16)(22)  Consulting Agreement between the Company and Richard W. Oliver dated June 1, 1998.

 10.8(16)(22)  Consulting Agreement between the Company and William D. Rasdal dated August 1, 1998.

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

 10.13(6)      Form of Indemnification Agreement.

 10.14(8)      Linfinity Microelectronics Inc. Common Stock and Series A
               Preferred Stock Purchase Agreement dated June 28, 1993.

 10.15(8)      Tax Sharing Agreement between Linfinity Microelectronics Inc.
               and the Company dated June 28, 1993.

 10.16(8)      Intercompany Services Agreement between Linfinity
               Microelectronics Inc. and the Company dated June 28, 1993.

 10.17(8)(22)  Linfinity Microelectronics Inc. 1993 Stock Option Plan with form of Stock Option Agreement.

 10.18(8)      Linfinity Microelectronics Inc. Form of Indemnification
               Agreement.

 10.19(16)(22) Employment offer letter by and between the Company and Thomas W.
               Steipp, President and Chief Operating Officer, Telecom Solutions dated February 19, 1998.

 10.20(7)      Agreement for Sale and Purchase of the Navstar Business of
               Radley Services Limited.

 10.21(7)      Agreement for the Sale and Purchase of Certain Assets of Navstar
               Electronics, Inc.

 10.22(16)(22) Promissory Notes Secured by Deed of Trust issued by Thomas W.
               Steipp to the Company dated March 24, 1998.

 10.23(16)     Intercompany Revolving Loan Agreement between Linfinity
               Microelectronics Inc. and the Company dated August 15, 1998.

 10.24(16)(22) Promissory Note issued by James Peterson to Linfinity
               Microelectronics Inc. dated July 13, 1998.


 Exhibit
 Number                                Index of Exhibits
 -------                               -----------------
 10.25(14)(22) Employment offer letter by and between the Company and Roger A.
               Strauch dated November 9, 1998.

 10.26(14)     Strategic Partner Bonus Plan between Linfinity Microelectronics
               Inc. and James J. Peterson dated November18, 1998.

 10.27(14)(22) Retention Bonus Plan between Linfinity Microelectronics Inc. and
               James J. Peterson dated November 18, 1998.

 10.28(14)(22) Promissory Note issued by Thomas W. Steipp to the Company dated
               January 25, 1999.

 10.29(14)(22) Promissory Note Secured by Deed of Trust issued by Thomas W.
               Steipp to the Company dated January 25, 1999.

 10.30(14)(22) Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp,
               as Trustor, to First American Title Insurance Company, as
               Trustee, for the benefit of Symmetricom, Inc., a California corporation, as Beneficiary.

 10.31(15)     Agreement and Plan of Reorganization by and among Linfinity
               Microelectronics Inc., Symmetricom, Inc., Micro-Linfinity
               Acquisition Corporation, and Microsemi Corporation dated as of
               February 10, 1999.

 10.32(17)(22) 1999 Director Plan.

 10.33(17)(22) Form of Director Option Agreement.

 10.34(17)(22) 1999 Stock Plan.

 10.35(17)(22) Form of Stock Option Agreement.

 10.36(18)(22) Employment offer letter by and between the Company and Maurice
               Austin dated August 9, 1999.

 10.37(18)(22) Employment offer letter by and between the Company and Murli
               Thirumale dated August 4, 1999.

 10.38(19)     Master Asset Purchase Agreement between Symmetricom, Inc. and
               Hewlett-Packard Company dated August 30, 1999.

 10.39(20)     Business Sale Agreement between Symmetricom, Inc., Symmetricom
               Limited, Silicon Systems Limited, and KPMG Shelf Company (No 16)
               Limited.

 10.40(21)     Audit Committee Charter

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

(9) ncorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(10) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

(11) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(12) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(13) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(14) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(15) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1999.

(16) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(17) Incorporated by reference from Exhibits to the 1999 Proxy Statement.

(18) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(19) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1999.

(20) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2000.

(21) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(22) Indicates a management contract or compensatory plan or arrangement.