Form 10-Q
period 2000-09-30
SYMMETRICOM INC
filed 2000-11-13
CIK 82628

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                       or


     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                        Commission file number  0-2287

                               SYMMETRICOM, INC.
             (Exact name of registrant as specified in our charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   Yes   X      No
                                                 _____       _____

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

                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     CLASS                    OUTSTANDING AS OF November 7, 2000
     _____                    __________________________________

   Common Stock                          23,513,260

(adjusted proforma for the three-for two stock split effective August 18,2000)

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX

                                                                     Page
                                                                     ____
PART I.  FINANCIAL INFORMATION
______________________________

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          September 30, 2000 and June 30, 2000                         3

          Consolidated Statements of Income -
          Three months ended September 30, 2000 and 1999               4

          Consolidated Statements of Cash Flows -
          Three months ended September 30, 2000 and 1999               5

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  18

PART II.  OTHER INFORMATION
___________________________

Item 1.   Legal Proceedings                                           18

Item 2.   Not Applicable                                              18

Item 3.   Not Applicable                                              19

Item 4.   Not Applicable                                              19

Item 5.   Not Applicable                                              19

Item 6.   Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                            20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               SYMMETRICOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                            September 30,      June 30,
                                                                                 2000            2000
                                                                               --------        --------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 23,011        $ 19,283
 Short-term investments                                                          39,506          36,016
                                                                               --------        --------
 Cash and investments                                                            62,517          55,299
 Accounts receivable, net                                                        24,124          19,588
 Inventories                                                                     27,796          22,357
 Other current assets                                                               918             909
                                                                               --------        --------
 Total current assets                                                           115,355          98,153
Property, plant and equipment, net                                               19,068          19,960
Other assets, net                                                                16,107          16,556
                                                                               --------        --------
                                                                               $150,530        $134,669
                                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $ 11,521        $  8,407
 Accrued liabilities                                                             25,114          22,969
 Current maturities of long-term obligations                                        416             391
                                                                               --------        --------
 Total current liabilities                                                       37,051          31,767
Long-term obligations                                                             7,562           7,679
Deferred income taxes                                                               369             203

Shareholders' equity:
 Preferred stock, no par value; 500,000 shares authorized, none                      --              --
  issued
 Common stock, no par value; 32,000,000 shares authorized,
      23,513,260 and 22,913,510 shares issued and outstanding                    22,856          20,503
 Unrealized gain on securities, net                                              12,896          10,204
 Retained earnings                                                               69,796          64,313
                                                                               --------        --------
 Total shareholders' equity                                                     105,548          95,020
                                                                               --------        --------
                                                                               $150,530        $134,699
                                                                               ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                 2000            1999
                                                                                -------         -------
Net sales                                                                       $35,999         $19,617
Cost of sales                                                                    20,579          10,578
                                                                                -------         -------
 Gross profit                                                                    15,420           9,039
Operating expenses:
 Research and development                                                         3,155           3,303
 Selling, general and administrative                                              7,198           5,057
                                                                                -------         -------
 Operating income                                                                 5,067             679
Gain on sale of investment                                                        1,821              --
Interest income                                                                     592             677
Interest expense                                                                   (169)           (176)
                                                                                -------         -------
 Earnings before income taxes                                                     7,311           1,180
Income taxes                                                                      1,828             295
                                                                                -------         -------
 Net earnings                                                                   $ 5,483         $   885
                                                                                =======         =======
Earnings per share - basic                                                      $   .24         $   .04
                                                                                =======         =======
Weighted average shares outstanding - basic                                      23,115          22,508
                                                                                =======         =======
Earnings per share - diluted                                                    $   .22         $   .04
                                                                                =======         =======
Weighted average shares outstanding - diluted                                    24,967          23,118
                                                                                =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
Cash flows from operating activities:
 Net earnings                                                                $  5,483       $    885
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
 Depreciation and amortization                                                  1,660          1,197
 Deferred income taxes                                                            166            113
 Gain on disposition of assets                                                 (1,920)            --
 Changes in assets and liabilities:
 Accounts receivable                                                           (3,872)           275
 Inventories                                                                   (5,439)          (282)
 Accounts payable                                                               3,114           (133)
 Accrued liabilities                                                           (1,156)           118
 Other                                                                          1,270            170
                                                                             --------       --------
  Net cash provided by (used for) operating activities                           (694)         2,343
                                                                             --------       --------
Cash flows from investing activities:
 Purchases of short-term investments                                          (11,057)       (10,096)
 Maturities of short-term investments                                          10,586         13,000
 Proceeds from sale of Parthus stock                                            3,288             --
 Purchases of plant and equipment, net                                           (589)          (889)
 Other                                                                            (67)          (210)
                                                                             --------       --------
  Net cash provided by investing activities                                     2,161          1,805
                                                                             --------       --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                         2,353          1,085
 Repayment of long-term obligations                                               (92)           (68)
                                                                             --------       --------
  Net cash provided by financing activities                                     2,261          1,017
                                                                             --------       --------
  Net increase in cash and cash equivalents                                     3,728          5,165
  Cash and cash equivalents at beginning of period                             19,283         44,897
                                                                             --------       --------
  Cash and cash equivalents at end of period                                 $ 23,011       $ 50,062
                                                                             ========       ========
Non-cash investing and financing activities:
 Unrealized gain on securities, net                                          $  2,692       $    860
 Deferred taxes on unrealized gain                                             (1,794)        (1,110)
Cash payments for:
 Interest                                                                    $    169       $    176
 Income taxes                                                                     386            219

Detail of sale of antenna division:
 Cash to be received subject to escrow                                          $ 664           $ --
 Equity interest in Sarantel Limited                                               --             --
 Tangible assets sold                                                            (337)            --
 Liabilities incurred                                                            (228)            --
                                                                                -----           ----
  Gain on sale                                                                  $  99           $ --
                                                                                =====           ====

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation.  The consolidated financial statements included
     ---------------------
herein have been prepared by Symmetricom, Inc. ("Symmetricom", the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures, which are made, are adequate to fairly present the financial information, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     In the opinion of the management, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1999 and 2000, the results of operations for the three-month period then ended and our cash flows for the three-month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

     Fiscal period. Symmetricom presents each fiscal quarter on a calendar quarter ending basis. However our fiscal quarter ends on the Sunday closest to the quarter ending month. All references to calendar quarter refer to our fiscal quarter, namely, fiscal quarter ended September 2000 ended on October 1, 2000, September 1999 ended on September 26, 1999, and fiscal year ended June 2000 ended on July 2, 2000.

2.   Net Earnings (Loss)per share.  Basic earnings (loss) per share is computed
     ----------------------------
by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive.

The following table reconciles the number of shares utilized in the earnings
(loss) per share calculations.


                                                               Three months ended
                                                                  September 30,
                                                              --------------------
(In thousands, except per share amounts)                        2000         1999
                                                              -------      -------
Earnings from continuing operations                           $ 5,483      $   885
Earnings (loss) from discontinued operations                       --           --
                                                              -------      -------
Net earnings (loss)                                           $ 5,483      $   885
                                                              -------      -------
Weighted average shares outstanding - basic                    23,115       22,508
Dilutive stock options                                          1,852          610
                                                              -------      -------
Weighted average shares outstanding - diluted                  24,967       23,118
                                                              -------      -------
Basic earnings (loss) per share                               $  0.24      $  0.04

Diluted earnings (loss) per share                             $  0.22      $  0.04

On August 18, 2000, the company effected a three-for-two stock split in the form of a common stock dividend. Shareholders of record as of August 7, 2000 received three shares of common stock for every two shares they owned on the record date. Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split

     Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the fiscal year 2001 presentation. Such reclassifications have no effect on previously reported results of operations, or retained earnings.

3.   Acquisition.  On September 30, 1999 Symmetricom acquired certain assets of
     -----------
Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. Approximately $14.9 million of goodwill and other intangible assets are being amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. Pursuant to this transaction, Symmetricom recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses.

4.   Sale. On September 29, 2000, we sold our United Kingdom based dielectric
     ----
Antenna Division to a joint venture called Sarantel Limited for approximately $0.6 million cash subject to an escrow agreement. Symmetricom maintains a nearly 19% investment stake in Sarantel Limited. We realized a gain of $0.1 million or $0.08 million after taxes related to the sale of the Antenna Division.

On March 30, 2000, we sold our GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of the GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000.

On April 14, 1999, we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per preferred share and $1.46 per common share. The outstanding capital stock of Linfinity comprised of 6,000,000 shares of preferred stock and 4,197,824 shares of common stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's common stock at the option exercise of $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was paid to former minority shareholders and option holders of Linfinity.

5.   Inventories.  Inventories are stated at the lower of cost (first-in,
     -----------
     first-out) or market. Inventories consist of (in thousands):

                                    September 30,         June 30,
                                        2000               2000
                                      -------             -------
         Raw materials                $15,634             $12,094
         Work-in-process                6,516               4,710
         Finished goods                 5,646               5,553
                                      -------             -------
                                      $27,796             $22,357
                                      =======             =======

6.   Recent Accounting Pronouncements.  In March 2000 the FASB issued
     --------------------------------
Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. FIN No. 44 clarifies
(i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a non compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not materially affect our business. Management does not expect that the adoption of the remaining conclusions will materially affect our business.

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management does not expect that SAB No. 101 will materially impact its revenue recognition policies. However, there is no guarantee that future events, industry practices, or future interpretations of SAB 101 will not impact our revenues.

  In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The adoption of this statement in July 2000 did not have a material impact on our financial position and results of operations.

7.   Contingencies.  In January 1994, a securities class action complaint was
     -------------
filed against us and certain of our present and former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its former officers believe that the complaint is without merit, and will continue to defend the action vigorously if
necessary.   We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, we believe that the final outcome of such matters will not have an adverse effect on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The trend analyses and other non-historical information contained in Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward looking statements. Such forward looking statements include, without limitation, statements concerning the markets for our products, operating results, our Broadband Access division, amortization of goodwill, customer concentration, competition and pricing pressure, the effective tax rate, gross margins, production activities, availability of key components, research and development expense, accounting pronouncements, liquidity and capital resources and market risk in interest rates and foreign currency exchange rates.

Overview

     Symmetricom designs, manufactures and markets advanced network synchronization systems and intelligent access systems for the global telecommunications market. Synchronization is an essential requirement for modern telecommunications service providers as they move to high capacity and high-speed digital transmission technologies. Our core synchronization products consist of Digital Clock Distributors based on quartz, rubidium and Global Positioning System ("GPS") technologies, which provide highly accurate and uninterruptible timing. The products are marketed to public network providers, ILEC's, Post Telephone and Telegraph companies (PTTs), Competitive Local Exchange Carriers (CLEC's), other telephone companies, wireless service providers, cable TV operators, ISPs and communications OEMs.

     On September 29, 2000, we sold our United Kingdom based dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $0.6 million cash, subject to an escrow agreement. Symmetricom maintains a nearly 19% investment stake in Sarantel Limited. We realized a gain of $0.1 million, or $0.08 million after taxes, related to the sale of the Antenna Division. See
Note 4 of the Notes to Consolidated Financial Statements.

      On March 30, 2000, we sold our GPS division to Silicon Systems, Ltd., ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of the GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000. See Note 4 of the Notes to Consolidated Financial Statements.

     On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million, was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $8.0 million, other intangible assets of $6.9 million and in-process research and development ("IP R&D") of $3.5 million. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. Pursuant to this transaction, we recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses. See Note 3 of the Notes to Consolidated Financial Statements.

     On April 14, 1999, we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration to be paid to shareholders of Linfinity is $2.96 per Preferred Share and $1.46 per common Share. The outstanding capital stock of Linfinity comprised of 6,000,000 shares of preferred stock and 4,197,824 shares of common stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's common stock at the option price of $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was paid to former minority shareholders and option holders of Linfinity.

     The Linfinity business has been accounted for as a discontinued operation and, accordingly, our net assets disposed have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded for all periods from the results discussed below, except where specifically stated otherwise. See Note 4 of the Notes to Consolidated Financial Statements.

Results of Operations

     Our net sales increased by $16.4 million (84%) to $36.0 million in the first quarter of fiscal 2001 from $19.6 million in the first quarter of fiscal 2000. The increase in net sales in the first quarter of fiscal 2001 compared to the corresponding period of fiscal 2000 was primarily due to revenues from the wireless products acquired from the HP's product line business, including NetSync and wireless OEM products, as well as higher sales of synchronization shelves and cards.

     Our gross profit, as a percentage of net sales, was 42.8% in the first quarter of fiscal 2001, compared to 46.1% in the corresponding period of fiscal 2000, respectively. Our gross profit decrease in the first quarter of fiscal 2001 compared to the corresponding period of fiscal 2000 was primarily due to lower margins on the HP Product Line products.

     Research and development expense was $3.2 million (or 8.8% of net sales) in the first quarter of fiscal 2001, compared to $3.3 million (or 16.8% of net sales) in the corresponding period of fiscal 2000. The decrease as a percentage of net sales is primarily due to scales of economy achieved through the acquisition of Hewlett-Packard products.

     Selling, general and administrative expense was $7.2 million (or 20% of net sales) in the first quarter of fiscal 2001, respectively, compared to $5.1 million (or 25.8% of net sales) in the corresponding period of fiscal 2000. The increase was primarily due to higher marketing and sales expense associated with increased sales, goodwill amortization and higher administrative expenses. As a part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in the general and administrative expense.

     In August 2000, we recorded a non-recurring gain on sale of investment (Parthus stock) of $1.8 million (or 5.1% of net sales). Interest income was $0.6 million in the first quarter of fiscal 2001 compared to $0.7 million in the corresponding period of fiscal 2000. The decrease was primarily due to the $19.4 million cash expenditure to acquire the HP Product Line business, which resulted in lower invested cash balances.

     Interest expense was flat at $0.2 million in the first quarters of fiscal 2001 and fiscal 2000. The interest expense is predominantly associated with the capital lease on the Company's building in San Jose.

     Our effective tax rate was 25% in the first quarter of fiscal 2001, compared to 21% in the corresponding period of fiscal 2000. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The increase in effective tax rate for first quarter, fiscal 2001, is primarily due to our expectation that a higher percentage of total earnings will be subject to the full federal tax rate. The federal 936 exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net earnings from continuing operations in the first quarter of fiscal 2001 were $5.5 million or $.22 per share (diluted) compared to $0.9 million or $.04 per share (diluted) in the same period of fiscal 2000


     Liquidity and Capital Resources

     Working capital increased to $78.3 million at September 30, 2000 from $66.4 million at June 30, 2000, and the current ratio remained flat at 3.1. During the same period, cash, cash equivalents, and short-term investments increased to $62.5 million from $55.3 million, primarily due to the $1.8 million gain from the sale of Parthus stock, $4.5 million in unrealized gains on securities, $2.4 million in proceeds from issuance of common stock, offset by $0.7 million used for operating activities, and $0.8 million used for other investing and financing activities. At September 30, 2000 we had approximately $7.0 million of unused credit available under our bank line of credit.

     We believe that cash, cash equivalents, funds generated from operations, investments, financing activities, and funds available under our bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures over the near term. At September 30, 2000, we had no outstanding commitments to purchase capital equipment. However we expect to begin implementation of an ERP system during the second half of fiscal 2001.

Factors That May Affect Future Operating Results

     Our actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including the factors listed below.

     Fluctuations in Operating Results. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation :
     (a) the ability to integrate successfully and timely the Communications Synchronization business, products and employees acquired from Hewlett-Packard with our employees including the transfer of Korea production lines to our Puerto Rico facility;
     (b) the ability to obtain sufficient supplies of GPS products from SSL;
     (c) the ability to obtain sufficient supplies of sole or limited source components;
     (d) changes in the product or customer mix of sales;
     (e) the ability to manage fluctuations in manufacturing yields and other factors;
     (f) increases in the prices of the components that we purchase;
     (g) the ability to manage the level and value of inventories;
     (h) the ability to accurately anticipate both the volume and timing of customer orders, including current and planned Communications Synchronization products;

     (i) the cancellation or rescheduling of customer orders;
     (j) the gain or loss of significant customers;
     (k) the ability to introduce new products on a timely and cost-effective basis;
     (l) the timing of new product introductions and that of our competitors;
     (m) customer delays in qualification of new products;
     (n) the ability to manage increased competition and competitive pricing pressures;
     (o) the ability to manage fluctuations, especially declines, in the average selling prices of products;
     (p) market acceptance of new or enhanced versions of our products and our competitors' products;
     (q) the ability to manage the long sales cycle associated with our products;
     (r) the ability to manage cyclical conditions in the telecommunications industry;
     (s) the ability to maintain quality levels for the  product's, and
     (t) reduced rates of growth of telecommunications services and high-bandwidth applications.

     A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, it may harm our business. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Therefore, any significant decline in demand for our products or reduction in our average selling prices, or any material delay in customer orders may harm our business, financial condition and results of operations. In addition, our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on, among other things, changes in general economic conditions, or conditions which relate specifically to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price our common stock could significantly decline.

     Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of our quarterly net sales depend on orders received and shipped during that quarter, of which a significant portion may be received during the last month or even the last days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on our net sales and results of operations for such quarter. Furthermore, most orders in backlog can be rescheduled or canceled without significant penalty. As a result, it is difficult to predict our quarterly results even during the final days of a quarter.

     Delays in Obtaining Needed Standard Parts, Single Source Components and Services from Suppliers. Delays in standard parts and services from our suppliers are due to an overall worldwide parts shortage which has resulted in longer lead times for certain key parts. Additionally, we have experienced delays in our single source components from time to time. The inability to obtain sufficient key components as required could result in delays or reductions in product shipments, which could harm our business. For example we will discontinue our IDST products line because components are no longer available from our suppliers.

     Customer Concentration. A relatively small number of customers have historically accounted for, and is expected to continue to account for, a significant portion of our net sales in any given fiscal period. Samsung accounted for 18.3% of our net sales in the first quarter of fiscal 2001. The timing and level of sales to our largest customers have fluctuated significantly in the past and is expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example our sales to Samsung was $10.7 million in fiscal 2000 compared to zero in fiscal 1999 and 1998, primarily due to the acquisition of wireless business from the HP Product Line business. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any such customer may harm our business.

   New Product Development.  The market for our products is characterized by:
     (a)  rapidly changing technology;
     (b) evolving industry standards and changes in end-user requirements and
     (c) frequent new product introductions.

     Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and on our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. We recently established a Broadband Access division and have not yet commercially shipped the GoLong solution. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, that we may not successfully develop, introduce, or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced, or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in delays; or loss of market acceptance and sales; diversion of development resources; injury to our reputation and increased service and warranty costs. Delays in new product development or delays in production startup could harm our business.

     Product Performance and Reliability. Our customers establish demanding specifications for product performance and reliability. Our products are complex and often use state of the art components, processes and techniques. Undetected errors and design flaws have occurred in the past and could occur in
the future.   In addition to higher product service, warranty and replacement costs, such product defects may seriously harm our customer relationships and industry reputation, further magnifying the harm to our business.

  Competition; Pricing Pressure. We believe that competition in the telecommunications industry in general, and in the new and existing markets served by us in particular, is intense and likely to increase substantially. Our ability to compete successfully in the future will depend on, among other things:

  (a) the cost effectiveness, quality, price, service and market acceptance our products;
  (b) our response to the entry of new competitors or the introduction of new products by our competitors;
  (c) our ability to keep pace with changing technology and customer requirements;
  (d) the timely development or acquisition of new or enhanced products; and
  (e) the timing of new product introductions by us or our competitors.

We believe that our primary competitor is Datum Inc. Incumbent Local Exchange Carriers (ILECs), may increasingly become significant competitors due in part to the enactment of The Telecommunications Act of 1996, which permit Incumbent Local Exchange Carriers (ILECs), among our largest customers, to manufacture telecommunications equipment. Many of our competitors, or potential competitors, are more established than us and have greater financial, manufacturing, technical and marketing resources. Furthermore, we expect:

  (a) our competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices and
  (b) to continue to experience pricing pressures in all of our markets and to continue to experience price erosion in several of our product lines.

     Proprietary Technology. Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. There can be no assurance that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are not currently party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

     Business Acquisition and Integration. The acquisition of Hewlett-Packard's Communications Synchronization business resulted in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the acquisition involves numerous risks, including:

  (a) the ability to integrate the acquired operations, technologies and products;
  (b) the ability to successfully transfer the subcontractor manufacturing lines in Korea to our Puerto Rico facility;
  (c) potential disruption in sales and marketing;
  (d) the diversion of management's attention from other business concerns;
  (e) risks of entering markets in which we have no or limited direct prior experience and
  (f) the potential loss of key employees of the acquired company.

     Potential Acquisition. As part of our strategy, we expect to review acquisition or disposition alternatives to buy other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities, and offer growth opportunities. In the event of any future transactions, we could:

  (a) issue stock that would dilute our current shareholders' percentage ownership;
  (b) incur debt;
  (c) assume liabilities or
  (d) incur significant one-time write-offs.

These transactions also involve numerous risks, including:

  (a) problems combining the acquired operations, technologies or products;
  (b) unanticipated costs;
  (c) diversion of management's attention from our core business;
  (d) adverse effects on existing business relationships with suppliers and customers;
  (e) risks associated with entering markets in which we have no or limited prior experience and
  (f) potential loss of key employees of purchased organizations.

We cannot assure that we will be able to successfully integrate any business, products, technologies or personnel that we might purchase in the future.

     Environmental Matters. Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed, or will reveal, all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially harm our business.

     Governmental Regulations. Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. Although we are not directly affected by such legislation, the effects of such regulation on our customers may, in turn, harm our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and subject to change by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially harm our business.

     Risks Associated with International Sales. Our export sales, which are primarily to Western Europe, Latin America, the Far East, and Canada accounted for 31% of net sales in first quarter of fiscal 2001 and 25% of net sales in the corresponding first quarter of fiscal 2000, respectively. International sales subject us to increased risks including:

   (a) foreign currency fluctuations;
   (b) export restrictions;
   (c) longer payment cycles;
   (d) unexpected changes in regulatory requirements or tariffs;
   (e) protectionist laws and business practices that favor local competition;
   (f) dependence on local vendors;
   (g) reduced or limited protections of intellectual property rights and
   (h) political and economic instability.

To date, almost none of our international revenue and cost obligations have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more
expensive and thus less competitive in foreign markets.   A portion of our
international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in these foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

     Inventory Risks. Although we believe that we currently have appropriate provisions for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such provisions will be adequate. Our business could be materially affected, if significant inventories become obsolete, or are otherwise not able to be sold at favorable prices.

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

     Fluctuations in Stock Price. Our stock price has been and may continue to be subject to significant volatility. Many factors, including any shortfall in sales or earnings from levels expected by securities analysts and investors, could have an immediate and significant effect on the trading price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $39.5 million as of September 30, 2000. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 2000, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the foreign denominated balances, including, intercompany balance with its U.K. subsidiary. Although the company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on pound sterling or other currencies. Based on the company's foreign denominated net receivables of $0.3 million at September 30, 2000, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's business.

     Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on the Company's business. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially harm our business.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The information required by this item is disclosed in Note 7 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference.

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.5 Amended Articles of Incorporation (as to be filed with the California Secretary of State)

          3.6      Amended Bylaws

          10.41 Employment offer letter by and between the Company and William Slater dated August 7, 2000.

          27.1     Financial Data Schedule.

     (b)  The Company filed no reports on Form 8-K this quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                       SYMMETRICOM, INC.
                                       (Registrant)


DATE: November 13, 2000                By:
      -------------------


                                        /s/ William Slater
                                       -------------------
                                       William Slater
                                       Chief Financial Officer
                                       (for Registrant and as Principal
                                       Financial and Accounting Officer)