Form 10-Q/A
period 2000-09-30
SYMMETRICOM INC
filed 2000-11-17
CIK 82628

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                              ------------   ------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X    No_____
                                                  -----

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                       During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_______ No ________


                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           CLASS                       OUTSTANDING AS OF November 7, 2000
           -----                       ----------------------------------
           Common Stock                               23,513,260
(adjusted proforma for the three-for two stock split effective August 18,2000)

Symmetricom, Inc. (the Company), by this Form 10-Q/A, Amendment No.1 to Form 10-Q, hereby amends and restates Part I, Item 1.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               SYMMETRICOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)



                                                                                        September 30,         June 30,
                                                                                            2000                 2000
                                                                                        -------------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $      23,011        $   19,283
   Short-term investments                                                                      39,506            36,016
                                                                                        -------------         ---------
         Cash and investments                                                                  62,517            55,299
   Accounts receivable, net                                                                    24,124            19,588
   Inventories                                                                                 27,796            22,357
   Other current assets                                                                           918               909
                                                                                        -------------        ----------
         Total current assets                                                                 115,355            98,153
Property, plant and equipment, net                                                             19,068            19,960
Other assets, net                                                                              16,107            16,556
                                                                                        -------------        ----------
                                                                                        $     150,530        $  134,669
                                                                                        -------------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $      11,521        $    8,407
   Accrued liabilities                                                                         25,114            22,969
   Current maturities of long-term obligations                                                    416               391
                                                                                        -------------        ----------
         Total current liabilities                                                             37,051            31,767
Long-term obligations                                                                           7,562             7,679
Deferred income taxes                                                                             369               203

Shareholders' equity:
   Preferred stock, no par value; 500,000 shares authorized, none issued                        --                 --
   Common stock, no par value; 32,000,000 shares authorized,
      23,362,001 and 22,913,510 shares issued and outstanding                                  22,856            20,503
   Unrealized gain on securities, net                                                          12,896            10,204
   Retained earnings                                                                           69,796            64,313
                                                                                        -------------        ----------
         Total shareholders' equity                                                           105,548            95,020
                                                                                        -------------        ----------
                                                                                        $     150,530        $  134,669
                                                                                        =============        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                              Three Months Ended
                                                                                                  September 30,
                                                                                                2000            1999
                                                                                          ----------      ----------

Net sales                                                                                 $   35,999      $   19,617
Cost of sales                                                                                 20,579          10,578
                                                                                          ----------      ----------
         Gross profit                                                                         15,420           9,039
Operating expenses:
   Research and development                                                                    3,155           3,303
   Selling, general and administrative                                                         7,198           5,057
                                                                                          ----------      ----------
         Operating income                                                                      5,067             679

Gain on sale of investment                                                                     1,821           --
Interest income                                                                                  592             677
Interest expense                                                                                (169)           (176)
                                                                                          ----------      ----------
         Earnings before income taxes                                                          7,311           1,180
Income taxes                                                                                   1,828             295
                                                                                          ----------      ----------
         Net earnings                                                                     $    5,483      $      885
                                                                                          ==========      ==========

Earnings per share - basic                                                                $      .24      $      .04
                                                                                          ==========      ==========
Weighted average shares outstanding - basic                                                   23,115          22,508
                                                                                          ==========      ==========

Earnings per share - diluted                                                              $      .22      $      .04
                                                                                          ==========      ==========
Weighted average shares outstanding - diluted                                                 24,967          23,118
                                                                                          ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                          2000          1999
                                                                                    ----------     ---------

Cash flows from operating activities:

   Net earnings                                                                          5,483           885
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                                         1,660         1,197
   Deferred income taxes                                                                   166           113
   Gain on disposition of assets                                                        (1,920)          --
   Changes in assets and liabilities:
         Accounts receivable                                                            (3,872)          275
         Inventories                                                                    (5,439)         (282)
         Accounts payable                                                                3,114          (133)
         Accrued liabilities                                                            (1,156)          118
         Other                                                                           1,270           170
                                                                                    ----------     ---------
                  Net cash provided by (used for) operating activities              $     (694)    $   2,343
                                                                                    ----------     ---------

Cash flows from investing activities:

   Purchases of short-term investments                                                 (11,057)      (10,096)
   Maturities of short-term investments                                                 10,586        13,000
   Proceeds from sale of Parthus stock                                                   3,288           --
   Purchases of plant and equipment, net                                                  (589)         (889)
   Other                                                                                   (67)         (210)
                                                                                    ----------     ---------
                  Net cash provided by investing activities                         $    2,161     $   1,805
                                                                                    ----------     ---------

Cash flows from financing activities:

 Proceeds from issuance of common stock                                                  2,353         1,085
   Repayment of long-term obligations                                                      (92)          (68)
                                                                                    ----------     ---------
                  Net cash provided by financing activities                         $    2,261     $   1,017
                                                                                    ----------     ---------

                  Net increase in cash and cash equivalents                              3,728         5,165
                  Cash and cash equivalents at beginning of period                      19,283        44,897
                                                                                    ----------     ---------
                  Cash and cash equivalents at end of period                        $   23,011     $  50,062
                                                                                    ==========     =========

Non-cash investing and financing activities:

   Unrealized gain on securities, net                                               $    2,692     $     860
   Deferred taxes on unrealized gain                                                    (1,794)       (1,110)
Cash payments for:
   Interest                                                                         $      169     $     176
   Income taxes                                                                            386           219

Detail of sale of antenna division:
   Cash to be received subject to escrow                                                   664       $    --
   Equity interest in Sarantel Limited                                                     --             --
   Tangible assets sold                                                                   (337)           --
   Liabilities incurred                                                                   (228)           --
                                                                                    ----------       ---------
     Gain on sale                                                                           99       $    --
                                                                                    ==========       =========

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

2. Net Earnings (Loss)per share. Basic earnings (loss) per share is computed by
   ----------------------------
dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive.

The following table reconciles the number of shares utilized in the earnings
(loss) per share calculations.

                                                                         Three months ended
                                                                         ------------------
                                                                            September 30,
                                                                         ------------------
(In thousands, except per share amounts)                                 2000          1999
                                                                         ----          ----
Earnings from continuing operations                                      $ 5,483    $   885
Earnings (loss) from discontinued operations                                --          --
                                                                         ------------------
Net earnings (loss)                                                      $ 5,483    $   885
                                                                         ------------------
Weighted average shares outstanding - basic                               23,115     22,508
Dilutive stock options                                                     1,852        610
                                                                         ------------------

Weighted average shares outstanding - diluted                             24,967     23,118
                                                                         ------------------

Basic earnings (loss) per share                                          $  0.24    $  0.04

Diluted earnings (loss) per share                                        $  0.22    $  0.04

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

5.   Inventories. Inventories are stated at the lower of cost (first-in, first-
     -----------
out) or market. Inventories consist of (in thousands):

                                            September 30,  June 30,
                                                2000         2000
                                            -------------  --------

                  Raw materials                $15,634     $12,094
                  Work-in-process                6,516       4,710
                  Finished goods                 5,646       5,553
                                               -------     -------
                                               $27,796     $22,357
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

7. Contingencies. In January 1994, a securities class action complaint was filed
   -------------
against us and certain of our present and former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its former officers believe that the complaint is without merit, and will continue to defend the action vigorously if necessary. We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, we believe that the final outcome of such matters will not have an adverse effect on our financial position and results of operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                   SYMMETRICOM, INC.
                                   (Registrant)


DATE:   November 17, 2000          By:
       ------------------


                                   /s/ William Slater
                                   ------------------
                                   William Slater
                                   Chief Financial Officer
                                   (for Registrant and as Principal Financial
                                   and Accounting Officer)