Form 10-Q
period 2000-12-31
SYMMETRICOM INC
filed 2001-02-13
CIK 82628

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                 ____________    ____________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         _____

         Applicable Only to Issuers Involved in Bankruptcy Proceedings
                       During the Preceding Five Years:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes______     No______


                     Applicable Only to Corporate Issuers:

          Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                         CLASS             OUTSTANDING AS OF January 28, 2001
                         -----             ----------------------------------

                     Common Stock                     23,484,492

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets -
             December 31, 2000 and June 30, 2000                                                             3

             Condensed Consolidated Statements of Operations -
             Three and six months ended December 31, 2000 and 1999                                           4

             Condensed Consolidated Statements of Cash Flows -
             Six months ended December 31, 2000 and 1999                                                     5

             Notes to Condensed Consolidated Financial Statements                                            6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                            11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     19

PART II. OTHER INFORMATION
--------------------------

Item 1.      Legal Proceedings                                                                              20

Item 2.      Not Applicable                                                                                 20

Item 3.      Not Applicable                                                                                 20

Item 4.      Submission of Matters                                                                          20

Item 5.      Not Applicable                                                                                 21

Item 6.      Exhibits, Financial Data Schedule and Reports on Form 8-K                                      21

SIGNATURES                                                                                                  22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               SYMMETRICOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                      December 31,         June 30,
                                                                                         2000               2000
                                                                                      -----------       -----------
ASSETS
Current assets:
         Cash and cash equivalents                                                    $   21,751        $   19,283
         Short-term investments                                                           33,343            36,016
         Accounts receivable, net                                                         24,759            19,588
         Inventories, net                                                                 33,250            22,357
         Prepaids and other current assets                                                 2,382               909
                                                                                      ----------        ----------
                  Total current assets                                                   115,485            98,153
Property, plant and equipment, net                                                        19,259            19,960
Goodwill, net                                                                              2,839             3,002
Other intangible assets, net                                                               9,847            10,607
Deferred tax assets                                                                        4,225             2,407
Notes receivable                                                                             545               540
                                                                                      ----------        ----------
                                                                                      $  152,200          $134,669
                                                                                      ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                             $    8,904        $    8,407
         Accrued compensation                                                              6,451             6,430
         Other accrued liabilities                                                        16,933            16,539
         Current maturities of long-term obligations                                         441               391
                                                                                      ----------        ----------
                  Total current liabilities                                               32,729            31,767
Long-term obligations                                                                      7,443             7,679
Deferred income taxes                                                                        354               203
Shareholders' equity:
         Preferred stock, no par value; 500,000 shares authorized, none issued                --                --
         Common stock, no par value; 150,000,000 shares authorized,
         23,361,824 and 22,913,510 shares issued and outstanding                          24,827            20,503
         Accumulated other comprehensive income                                            5,133            10,204
         Retained earnings                                                                81,714            64,313
                                                                                      ----------        ----------
                    Total shareholders' equity                                           111,674            95,020
                                                                                      ----------        ----------
                                                                                      $  152,200        $  134,669
                                                                                      ----------        ----------

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                           2000             1999            2000           1999
                                                           ----             ----            ----           ----
Net sales                                                $  38,143       $  22,968       $  74,142      $  42,585
Cost of sales                                               21,177          13,147          41,756         23,725
                                                         ---------       ---------       ---------      ---------
         Gross profit                                       16,966           9,821          32,386         18,860
Operating expenses:
     Research and development                                3,353           4,754           6,508          8,057
     Selling, general and administrative                     7,675           6,504          14,383         11,561
     Amortization of goodwill                                  490             490             980            490
     Non-recurring charges                                       -           6,818              --          6,818
                                                         ---------       ---------       ---------      ---------
         Operating income (loss)                             5,448          (8,745)         10,515         (8,066)
Gain on sale of equity investments                           9,504               -          11,325              -
Interest income                                                594             520           1,186          1,197
Interest expense                                              (167)           (174)           (336)          (350)
                                                         ---------       ---------       ---------      ---------
         Earnings (loss) before income taxes                15,379          (8,399)         22,690         (7,219)
Income tax provision (benefit)                               1,812            (995)          3,640           (700)
                                                         ---------       ---------       ---------      ---------
         Net earnings (loss)                             $  13,567       $  (7,404)      $  19,050      $  (6,519)
                                                         =========       =========       =========      =========

Earnings (loss) per share - basic                        $    0.58       $   (0.33)      $    0.82      $   (0.29)
Weighted average shares outstanding - basic                 23,460          22,583          23,288         22,546

Earnings (loss) per share - diluted                      $    0.54       $   (0.33)      $    0.76      $   (0.29)
Weighted average shares outstanding - diluted               24,909          22,583          24,938         22,546


The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                             2000            1999
                                                                                           ---------       ---------
Cash flows from operating activities:
   Net earnings (loss)                                                                     $  19,050       $  (6,519)
Adjustments to reconcile net earnings (loss) to net cash
 used in operating activities:
   In-process research and development write off                                                   -           3,468
   Depreciation and amortization                                                               3,335           2,909
   Deferred income tax benefit                                                                (1,667)           (725)
   Gain on sale of equity investments                                                        (11,325)              -
   Gain on sale on Antennae Division                                                             (99)              -
   Changes in assets and liabilities:
         Accounts receivable                                                                  (4,507)         (2,868)
         Inventories                                                                         (10,893)         (1,857)
         Prepaids and other current assets                                                    (1,473)            237
         Accounts payable                                                                        497           2,435
         Accrued compensation                                                                     21             577
         Other accrued liabilities tax                                                         3,774             122
         Tax benefit from stock option plans                                                   1,500               -
         Other                                                                                     -             (53)
                                                                                           ---------       ---------
                  Net cash (used in) operating activities                                     (1,787)         (2,274)
                                                                                           ---------       ---------
Cash flows from investing activities:
   Purchases of short-term investments                                                       (28,259)        (21,139)
   Maturities of short-term investments                                                       20,954          15,500
   Cash paid for acquisition and related costs                                                  (228)        (19,419)
   Proceeds from sale of equity investments                                                   12,851               -
   Purchases of property, plant and equipment                                                 (1,940)         (2,250)
   Other                                                                                        (112)           (106)
                                                                                           ---------       ---------
                  Net cash provided by (used in) investing activities                          3,266         (27,414)
                                                                                           ---------       ---------
Cash flows from financing activities:
   Proceeds from sale of common stock                                                          3,004           1,866
   Repayment of long-term obligations                                                           (186)           (139)
   Repurchase of common stock                                                                 (1,829)         (2,931)
                                                                                           ---------       ---------
                  Net cash provided by (used in) financing activities                            989          (1,204)
                                                                                           ---------       ---------
                  Net increase (decrease) in cash and cash equivalents                         2,468         (30,892)
                  Cash and cash equivalents at beginning of period                            19,283          44,897
                                                                                           ---------       ---------
                  Cash and cash equivalents at end of period                               $  21,751       $  14,005
                                                                                           =========       =========
Non-cash investing and financing activities:
   Unrealized gain (loss) on securities, net                                               $  (5,071)      $   1,910
   Deferred tax benefit on unrealized gain                                                     3,380               -
Cash payments for:
   Interest                                                                                $     336       $     350
   Income taxes                                                                                2,047             793
Tax benefit from stock option plans                                                            1,500               -

       The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         1. Basis of Presentation. The unaudited condensed consolidated
            ---------------------
financial statements included herein have been prepared by Symmetricom, Inc. ("Symmetricom", the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

         2. Summary of Significant Accounting Policies. Symmetricom, for
            ------------------------------------------
presentation purposes, presents the second fiscal quarter as if it ended on December 31. However the Company's fiscal quarter ends on the Sunday closest to December 31. Fiscal quarter December 2000 actually ended on December 26, 1999 and fiscal quarter December 2001 ended on December 31, 2000. All references to the quarter refer to the Company's fiscal quarter. Fiscal year ended June 2000 actually ended on July 2, 2000.

         In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2000, the results of operations for the three and six month period then ended and the cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

         3. Net Earnings (Loss) Per Share. All share and per share amounts have
            -----------------------------
been restated to reflect the three-for-two stock split effective August 2000. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive.

         The following table reconciles the number of shares utilized in the earnings (loss) per share calculations (In thousands, except per share amounts):

                                                      Three Months Ended             Six Months Ended
                                                         December 31,                   December 31,
                                                     2000          1999             2000          1999
                                                     ----          ----             ----          ----
Net earnings (loss)                                $ 13,567     $  (7,404)        $ 19,050      $  (6,519)
                                                   ========     =========         ========      =========
Weighted average shares outstanding - basic          23,460        22,583           23,288         22,546
Dilutive stock options                                1,449            --            1,650             --
                                                   --------     ---------         --------      ---------
Weighted average shares outstanding - diluted        24,909        22,583           24,938         22,546
                                                   --------     ---------         --------      ---------
Basic earnings (loss) per share                    $   0.58     $   (0.33)        $   0.82      $   (0.29)

Diluted earnings (loss) per share                  $   0.54     $   (0.33)        $   0.76      $   (0.29)

         4. Recent Accounting Pronouncements. In December 1999, the Securities
            --------------------------------
and Exchange Commission staff released Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB101), which provides guidance on the ADcognition, presentation and disclosure of revenue in financial statements. Management has adopted SAB101 and there was no material impact to the Company's revenue recognition policies.

         In March 2000 the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a non compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but did not materially affect our business.

         In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The adoption of this statement in fiscal 2001 did not have a material impact on our financial position and results of operations.

         5. Sale. On September 29, 2000, we sold the United Kingdom based
            ----
dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $664 thousand cash subject to an escrow agreement. Symmetricom maintains approximately 19% investment stake in Sarantel Limited. We realized a gain of $99 thousand or $80 thousand after taxes related to the sale of the Antenna Division, which pre-tax gain of $99 thousand is included in selling general and administrative expenses. Listed below is the detail of the gain on the sale (in thousands):

               Cash to be received subject to escrow           $ 664
               Tangible assets sold                             (337)
               Transaction costs                                (228)
                                                               -----
               Gain on sale                                    $  99
                                                               =====

         6. Investments. Short-term investments consist of corporate debt
            -----------
securities, which mature between three and twelve months, and marketable equity securities. All highly liquid investments with maturity of three months or less are considered to be cash equivalents. All of the company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity.

         The following table summarizes the Company's available-for-sale securities recorded as cash and cash equivalents or short-term investments (in thousands):


                                                                              Gross
                                                          Amortized         Unrealized           Fair
           December 31, 2000                                Cost              Gains             Value
                                                          --------           --------          --------
           Commercial paper                               $ 29,703           $      -          $ 29,703
           Corporate equity securities                       1,533              8,555            10,088
                                                          --------           --------          --------
              Total available-for-sale investments          31,236              8,555            39,791
           Less amounts classified as cash
              equivalents                                   (6,448)                 -            (6,448)
                                                          --------           --------          --------
              Total short term investments                $ 24,788           $  8,555          $ 33,343
                                                          ========           ========          ========

           June 30, 2000

           Commercial paper                               $ 28,430           $      -          $ 28,430
           Corporate equity securities                       3,060             17,006            20,066
                                                          --------           --------          --------
               Total available-for-sale investments         31,490             17,006            48,496
           Less amounts classified as cash
               equivalents                                 (12,480)                 -           (12,480)
                                                          --------           --------          --------
               Total short term investments               $ 19,010           $ 17,006          $ 36,016
                                                          ========           ========          ========

        7.  Inventories.  Inventories are stated at the lower of cost (first-in,
             -----------
first-out) or market. Inventories consist of (in thousands):


                                           December 31, 2000      June 30, 2000
                                           -----------------      -------------
Raw materials                                   $ 20,979              $14,390
Work-in-process                                    8,583                4,772
Finished goods                                     7,547                6,719
                                                --------             --------
                                                  37,109               25,881
Allowance for slow moving inventory               (3,859)              (3,524)
                                                --------             --------
Inventories, net                                $ 33,250              $22,357
                                                ========             ========

         8. Intangibles Assets. Intangible assets, including those that were
            ------------------
acquired from Hewlett-Packard Company, are carried at cost and consist of the following (in thousands):

                                          December 31, 2000       June 30, 2000
                                          -----------------       -------------
Goodwill                                       $ 3,245               $  3,245
Less: accumulated amortization                    (406)                  (243)
                                               -------               --------
Goodwill, net                                  $ 2,839               $  3,002
                                               =======               ========

Other intangibles
Technology                                       7,607                  7,607
Customer lists, workforce, trademarks,
 and other                                       4,282                  4,227
                                               -------               --------
Total gross other intangible assets             11,889                 11,834
Less: accumulated amortization                  (2,042)                (1,227)
                                               -------               --------
Other intangible assets, net                   $ 9,847               $ 10,607
                                               =======               ========

         Intangible assets associated with the acquisition of the HP Product Line business includes goodwill of $3.2 million, customer lists of $1.3 million, workforce of $1.4 million, smart clock trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for goodwill, 10 years for customer lists, 7 years for workforce, smart clock trademark and for current product technology. The other intangible assets are amortized over 5 years. Accumulated amortization of these intangible assets was $1.5 million for the period ended June 30, 2000 and $2.4 million for the period ended December 31, 2000.

         9. Comprehensive Income. Comprehensive income is comprised of two
            --------------------
components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. See Note 6 regarding unrealized gains on available-for-sale securities. The components of comprehensive income, net of tax, are as follows (in thousands):


                                                                Three Months Ended             Six Months Ended
                                                                   December 31,                  December 31,
                                                               2000           1999            2000          1999
                                                             --------       --------        --------      --------
Net income (loss)                                             $13,567       $ (7,404)        $19,050      $ (6,519)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of taxes         (2,117)         1,050           1,405         1,910
Realized gains included in net income                          (5,646)             -          (6,476)            -
                                                             --------       --------        --------      --------
Total comprehensive income (loss)                             $ 5,804        $(6,354)        $13,979      $ (4,609)
                                                             ========       ========        ========      ========

         10. Contingencies. In January 1994, a securities class action complaint
             -------------
was filed against the Company and certain of our former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that the Company and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to the Company and our former officers or directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of

Appeals for the Ninth Circuit. The Company believes that the complaint is without merit, and intends to continue to defend the action vigorously if necessary. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, the Company believes that the final outcome of such matters will not have a material impact on the financial position and results of operations.

         11. Business Segment Information. The Company has four reportable
             ----------------------------
segments: Synchronization ("Sync") Products, Wireless Products, Transmission Products, Contract Manufacturing and Other Products. These segments are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or specific operating expenses to these individual operating segments. Therefore, segment information reported includes only net sales and gross profit.

                                        Three Months Ended            Six Months Ended
                                           December 31,                 December 31,
                                            2000        1999           2000          1999
                                            ----        ----           ----          ----
Net sales:
 Sync Products                             27,738      16,125         52,175        33,191
 Wireless Products                          6,087       4,831         14,983         4,831
 Transmission Products                      1,535       1,026          2,227         2,401
 Contract Manufacturing and Other           2,783         986          4,757         2,162
                                         --------    --------       --------      --------
               Total net sales             38,143      22,968         74,142        42,585
Cost of sales:
 Sync Products                             14,968       8,484         28,633        17,587
 Wireless Products                          3,208       3,257          8,408         3,083
 Transmission Products                        712         575          1,104         1,241
Contract Manufacturing and Other            2,289         831          3,611         1,814
                                         --------    --------       --------      --------
               Total cost of sales         21,177      13,147         41,756        23,725
Gross profit:
 Sync Products                             12,770       7,641         23,542        15,604
 Wireless Products                          2,879       1,574          6,575         1,748
 Transmission Products                        823         451          1,123         1,160
Contract Manufacturing and Other              494         155          1,146           348
                                         --------    --------       --------      --------
               Total gross profit          16,966       9,821         32,386        18,860
Gross margin:
 Sync Products                               46.0%       47.4           45.1%         47.0%
 Wireless Products                           47.3%       32.6           43.9%         36.2%
 Transmission Products                       53.6%       44.0           50.4%         48.3%
Contract Manufacturing and Other             17.8%       15.7           24.1%         16.1%
                                         --------    --------       --------      --------
               Total gross margin            44.5%       42.8           43.7%         44.3%

         12. ProForma Condensed Consolidated Statement of Operations. On
             -------------------------------------------------------
September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communication Synchronization Business (HP Product Line business) for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited proforma consolidated results of operations are presented as if the acquisition of HP Product Line business had been made at the beginning of fiscal 2000.

                                                              Six Months Ended
  (in thousands of dollars except per share data)            December 31, 1999
  -----------------------------------------------            -----------------
Net sales                                                        $48,984
Gross Profit                                                      16,550
Net earnings (loss)                                               (6,402)
Earnings (loss) per share - basic                                $ (0.28)
Earnings (loss) per share - diluted                              $ (0.28)

         The proforma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest income on cash used for the acquisition and certain other adjustments, together with related income tax effects and exclude non-recurring costs of $3.6 million related to the write-off of in-process research and development and the $3.3 million paid as employee sign on bonuses. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

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

Overview

         On September 29, 2000, we sold our United Kingdom based dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $664 thousand cash subject to an escrow agreement. Symmetricom maintains approximately a 19% investment stake in Sarantel Limited. We realized a gain of $99 thousand or $80 thousand after taxes related to the sale of the Antenna Division. See Note 5 of the Notes to Consolidated Financial Statements.

         On March 30, 2000, we sold our GPS division to Silicon Systems, Ltd. ("SSL") for $9.5 million in cash. Additionally, Symmetricom made an irrevocable application for subscription shares of SSL for $3.0 million. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division. SSL changed its name to Parthus Technologies plc ("Parthus") prior to completing an initial public offering in May 2000.

         On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million, was allocated to tangible assets acquired of $1.4 million, purchased developed technology of $7.6 million, other intangible assets of $7.3 million and in-process research and development ("IP R&D") of $3.5 million. As part of the acquisition of the HP Product Line business, goodwill and other intangible assets of approximately $14.9 million will be amortized as follows; $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. Pursuant to this transaction, we recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for employee sign on bonuses.

         On April 14, 1999, we sold our Linfinity Microelectronics Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per preferred share and $1.46 per common share. The outstanding capital stock of Linfinity comprised of 6,000,000 shares of preferred stock and 4,197,824 shares of common stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's common stock at an exercise price of $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the exercise price. Of the $24.1 million purchase price, $23.6 million was paid to Symmetricom (including amounts currently held in escrow) and $0.5 million was paid to minority shareholders and option holders of Linfinity.

Results of Operations

         Net sales increased by $15.2 million (or 66.1%) to $38.1million in the second quarter of fiscal 2001 from $23 million in the second quarter of fiscal 2000. This $15.2 million is comprised primarily of Sync Products of $11.6 million (or 72%). The major items included in the second quarter increase in sales of Sync Products are $3.5 million from new products, $3.0 million from existing customers who were expanding, $2.1 million from contract manufacturing, and $3.0 million all other. Net sales increased by $31.6 million (or 74.1%) to $74.1 million in the first half of fiscal 2001 from $42.6 million in the first half of fiscal 2000. This $31.6 million increase is comprised primarily of increased sales of Sync products of $19.0 million (or 57.2%). The major items included in this first half increased sales of Sync products are $6.2 million from new products, $4.5 million from customers who were expanding, $3.5 million from contract manufacturing, and $4.8 million all others.

         Gross profit, as a percentage of net sales, was 44.5% and 43.7% in the second quarter and first half of fiscal 2001, compared to 42.8% and 44.3% in the corresponding periods of fiscal 2000, respectively. The gross profit increase in the second quarter of fiscal 2001 compared to the corresponding period of fiscal 2000 was primarily due to lower material costs resulting from favorable prices on higher volume component purchases, as well as a favorable mix due to increased sales of higher margin products.

         Research and development expense was $3.4 million (or 8.8% of net sales) and $6.5million (or 8.8% of net sales) in the second quarter and first half of fiscal 2001, respectively, compared to $4.8 million (or 20.7% of net sales) and $8.1 million (or 18.9% of net sales) in the corresponding periods of fiscal 2000. The decrease as a percentage of net sales, is primarily due to higher sales, management's decision to provide a more concentrated focus on specific research and development projects and the sale of the GPS division in the third quarter of fiscal 2000.

         Selling, general and administrative expense was $8.2 million (or 21.4 % of net sales) and $15.5 million (or 20.9% of net sales) in the second quarter and first half of fiscal 2001, respectively, compared to $7.0 million (or 30.5% of net sales) and $12.1 million (or 28.3% of net sales) in the corresponding periods of fiscal 2000. The increase was primarily due to higher marketing and sales expense associated with our increased sales. The gain of $99 thousand or $80 thousand after taxes on the sale of the United Kingdom based dielectric Antenna Division is also netted in the general and administrative expense.

         In December 2000, the Company recorded a non-recurring gain on sale of investment (Parthus stock) of $9.5 million and a $1.8 million non-recurring gain during the first quarter of fiscal 2001. Due to the September 1999, acquisition of the HP Product Line business, the Company recorded non-recurring charges of $6.8 million in the second quarter of fiscal 1999. This was comprised of $3.5 million for the write-off of acquired in-process research and development expenses and $3.3 million for employee sign on bonuses paid to the employees of the HP Product Line business.

         Interest income in the second quarter and first half of fiscal 2001 was flat with the comparable prior periods at $0.6 million and $1.2 million.

         Interest expense was also flat at $0.2 million and $0.4 million in the second quarter and first half of fiscal 2001 and in the corresponding periods of fiscal 2000. Interest expense is for the capital lease on the Company's building in San Jose.

         The Company's effective tax rate was at 11.8 % in the second quarter of fiscal 2001, compared to 11.8% in the corresponding period of fiscal 2000. Tax rate during the first half of 2001 was 16.0% compared to 9.7% for the first half of 2000. During the second quarter of fiscal 2000, management favorably revised its judgment of the realizability of certain deferred tax assets because of a combination of the following: increased income from investments and increased sales and pretax income forecasts. Accordingly, $3.3 million of the valuation allowance was released as certain deferred tax assets were judged to be more likely realized than not. Symmetricom retains a valuation allowance on certain deferred tax assets related to stock option exercise deductions, which will be credited to equity when realized. Our effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The increase in effective tax rate for the first half of fiscal 2001 is partially due to our expectation that a higher percentage of total earnings will be subject to the full federal tax rate. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

         As a result of the factors discussed above, net income in the second quarter of fiscal 2001 was $13.6 million or $0.54 per share (diluted) compared to a net loss of ($7.4) million or ($0.33) per share (diluted) during the same period of fiscal 2000. Net earnings was $19.1 million or $0.76 per share (diluted) in the first half of fiscal 2001, compared to a net loss of ($6.5) million or ($0.29) per share diluted in the corresponding period of fiscal 2000.

     Liquidity and Capital Resources

         Working capital increased to $82.4 million at December 31, 2000 from $66.4 million at June 30, 2000, and the current ratio increased to 3.6 from 3.1 The increase in the current ratio resulted primarily from increases in net receivables and net inventories. During the same period, cash, cash equivalents, and short-term investments decreased to $55.1 million from $55.3 million, primarily due to $1.8 million used for operating activities, $1.8 million used for repurchase of common stock $1.9 million used for capital expenditures offset by $12.9 million from the sale of Brocade/Parthus stocks. At December 31, 2000 we had approximately $7.0 million of unused credit available under our bank line of credit.

         Accounts receivable at December 31, 2000 increased by $5.2 million (or 26.5%)to $24.8 million from June 30, 2000. Approximately one-half of the increase is due to the increased sales volume and the balance of the increase is due to higher international sales. Day's sales outstanding in receivables increased to 59 days at December 31, 2000 compared to 52 days at June 30, 2000 primarily due to higher sales to international customers who have longer payment terms.

         Inventory levels at December 31, 2000 increased by $10.9 million from June 30, 2000 to $33.2 million. The Inventory turnover was 2.8 turns for the quarter ended December 31, 2000 compared to 4.1 turns for the quarter ended June 30, 2000. The increase in inventory is primarily due to a planned build up in raw material inventory to avoid component shortages and compensate for long lead-times while managing inventory requirements to meet higher sales volume. The Company anticipates that inventory turnover will increase in the third and fourth quarters of the fiscal year 2001.

         During the six months ended December 31, 2000 and December 31, 1999, the Company made investments totaling $21.0 million and $15.5 million respectively, in commercial paper. During the six months ended December 31, 2000 and December 31, 1999, proceeds from maturities and sales of commercial paper were $28.3 million and $21.1 million respectively and the proceeds from the sales of equity investments totaled $12.9 million.

         We believe that cash, cash equivalents, funds generated from operations, investments, financing activities, and funds available under our bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2001. During the second quarter of fiscal 2001, we did commit to implementing a new ERP system, which we anticipate to be completed by December 2001 at a total projected cost of $5 million.

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

         (f)      increases in the prices of the components the we purchase;

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

         Uncertainty of Timing of Product Sales; Limited Backlog. A substantial portion of our quarterly net sales depends on orders received and shipped during a particular quarter, of which a significant portion may be received during the last month or even the last days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on our net sales and results of operations for such a quarter. Furthermore, most orders in our backlog can be rescheduled or canceled without any significant penalty. As a result, it is difficult to predict our quarterly results even during the final days of a quarter.

         Delays in Obtaining Needed Standard Parts, Single Source Components and Services from Suppliers. Delays in standard parts and services from our suppliers are due to an overall worldwide parts shortage which has resulted in longer lead times for certain key parts. Additionally, we have experienced delays in our single source components from time to time. The inability to obtain sufficient key components as required could result in delays or reductions in product shipments, which could harm our business. For example we will be discontinuing our IDST product line because components are no longer readily available from our suppliers.

         Customer Concentration. A relatively small number of customers have historically accounted for, and are expected to continue to account for, a significant portion of our net sales in any given fiscal period. Samsung accounted for 15% of our net sales and Wandel and Golterman accounted for 13% of our net sales in the second quarter of fiscal 2001. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example our sales to Samsung were 10.7 million in fiscal 2000 compared to zero in fiscal 1999 and 1998. This was primarily due to the acquisition of the HP Product Line business. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any such customer may harm our business.

         New Product Development. The market for our products is characterized by:

         (a)    rapidly changing technology;

         (b)    evolving industry standards;

         (c)    changes in end-user requirements, and,

         (d)    frequent new product introductions.

         Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies, customer requirements and our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. We recently established a Broadband Access division and have not yet commercially shipped the GoLong solution. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements. The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. In the future, we expect to develop certain new products, that we may not successfully develop, introduce or manage such transitions. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after the commencement of commercial shipments. These errors could result in delays; or loss of market acceptance and sales; diversion of development resources; injury to our reputation and increased service and warranty costs. Delays in new product development or delays in production startup could materially impact our business.

         Product Performance and Reliability. Our customers establish demanding specifications for product performance and reliability. Our products are complex and often use state of the art components, processes and techniques. Undetected errors and design flaws have occurred in the past and could occur in the future. In addition to higher service, warranty and replacement costs, such product defects may seriously harm our customer relationships and industry reputation, further magnifying the impact to our business.

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

          (d) the timely development or acquisition of new or enhanced products and

          (e)  the timing of new product introductions by our competitors or us.

          We believe that our primary competitor is Datum Inc. Incumbent Local Exchange Carriers (ILECs) may become significant competitors due in part to the enactment of The Telecommunications Act of 1996, which permits ILECs, among our largest customers, to manufacture telecommunications equipment. Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Furthermore, we expect:

          (a) our competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices and

          (b) to continue to experience pricing pressures in all of our markets and to continue to experience price erosion in several of our product lines.

          Proprietary Technology. Our success will depend, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. There can be no assurance that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position.

          The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are currently not a party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

          Business Acquisition and Integration. Our acquisition of HP Product Line business resulted in the use of significant amounts of cash, dilutive issuances of stock options, and amortization expense related to goodwill and other intangible assets. In addition, the acquisition involves numerous risks, including:

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

          Potential Acquisition. As part of our growth strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities and offer growth opportunities. In the event of any future transactions, we could:

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

          (e) risks associated with entering markets in which we have no or limited prior experience and

          (f)  potential loss of key employees of the purchased organizations.

          We cannot assure that we will be able to successfully integrate any business, products, technologies or personnel from any future acquisitions.

          Environmental Matters. Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, we cannot assure you that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed, or will reveal, all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially impact our business.

          Governmental Regulations. Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. In general we are not directly affected by such legislation, but the effects of such regulation on our customers may, in turn, impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and subject to change by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially impact our business.

          Risks Associated with International Sales. Our export sales, which are primarily to Western Europe, Latin America, the Far East, and Canada accounted for 27% of net sales in second quarter of fiscal 2001 and 21% of net sales in the corresponding second quarter of fiscal 2000, respectively. International sales subject us to increased risks including:

          (a)  foreign currency fluctuations;

          (b)  export restrictions;

          (c)  longer payment cycles;

          (d)  unexpected changes in Regulatory Requirements or Tariffs;

          (e) protectionist laws and business practices that favor local competition;

          (f)  dependence on local vendors;

          (g) reduced or limited protections of intellectual property rights and political and economic instability.

          To date, almost none of our international revenue and cost obligations has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in these foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

          Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $33.3 million as of December 31, 2000. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2000, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

          Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on pound sterling or other currencies. Based on the company's foreign denominated net receivables of $0.1 million at December 31, 2000, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's business.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information required by this item is disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 of Part I. above. The text of such Note is hereby incorporated herein by reference.

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company's Annual Meeting of the Shareholders was held on October
          23, 2000.

(b)       All director candidates: Richard W. Oliver, Thomas W. Steipp, Robert
          M. Neumeister, Krish A. Prabhu, Richard N. Snyder, and Robert T. Clarkson were duly elected.

(c)(i)    The votes for the director candidates were as follows:

          Nominee                      Votes For         Votes Withheld
          -------                      ---------         --------------
          Richard W. Oliver            18,808,163           1,589,590
          Thomas W. Steipp             17,252,540           3,145,213
          Robert M. Neumeister         18,797,213           1,600,540
          Krish A. Prabhu              18,797,213           1,600,540
          Robert T. Clarkson           18,811,913           1,585,840
          Richard N. Snyder            18,789,713           1,608,040

          There were no abstentions or broker non-votes with respect to election of directors.

(c)(ii) An Amendment to the Company's Bylaws to increase the size of the Board of Directors to a minimum of five and a maximum of eight members was approved. The votes were as follows:

         For               Against        Abstain        Broker non-votes
         ---               -------        -------        ----------------
         12,696,310        193,725        135,902           7,709,586

(c)(iii) An Amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 32,000,000 to 150,000,000 was approved. The votes were as follows:

         For               Against        Abstain        Broker non-votes
         ---               -------        -------        ----------------
         15,431,265      4,343,406        121,865                   0

(c)(iv) An Amendment to the Company's 1999 Employee Stock Option Plan to increase the number of shares reserved for issuance from 900,000 to 2,900,000 and to reserve 2,000,000 shares of the Company's common stock for issuance thereunder was approved. The votes were as follows:

         For               Against        Abstain        Broker non-votes
         ---               -------        -------        ----------------
          5,416,244      5,035,325        331,710           9,113,257

(c)(v) An Amendment to Section 4(a)(iii) of the Company's 1999 Director Stock Option Plan was approved. The votes were as follows:

         For               Against        Abstain        Broker non-votes
         ---               -------        -------        ----------------
         18,667,614        864,545        364,377                   0

(c)(vi) The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The votes were as follows:

         For               Against        Abstain        Broker non-votes
         ---               -------        -------        ----------------
         19,733,986         52,594        109,956                   0

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1(1)   1999 Employee Stock Option Plan as Amended on October 23, 2000.

10.2(1)   Certificate of Amendment of 1999 Director Stock Option Plan.

Footnotes to Exhibits

    (1)   Indicates a management contract or compensatory plan or arrangement.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                 SYMMETRICOM, INC.
                                 (Registrant)



DATE: February 13, 2001          By:           /s/ William Slater
      --------------------           -------------------------------------------
                                                   William Slater
                                               Chief Financial Officer
                                    (for Registrant and as Principal Financial
                                               and Accounting Officer)

                                 Exhibit Index

Exhibit No.                       Description
-----------                       -----------

10.1        1999 Employee Stock Option Plan as Amended through October 23, 2000.

10.2        Certificate of Amendment of 1999 director Stock Option Plan.