Form 10-Q
period 2001-03-31
SYMMETRICOM INC
filed 2001-05-15
CIK 82628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                       or
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


                     Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                  CLASS          OUTSTANDING AS OF April 29, 2001
                  -----          --------------------------------

               Common Stock               23,721,101

                               SYMMETRICOM, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets -
             March 31, 2001 and June 30, 2000                                                                3

             Condensed Consolidated Statements of Operations -
             Three and nine months ended March 31, 2001 and 2000                                             4

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2001 and 2000                                                       5

             Notes to Condensed Consolidated Financial Statements                                            6

Item 2.      Management's Discussion and Analysis of Financial                                              11
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     19

PART II. OTHER INFORMATION
--------------------------

Item 1.      Legal Proceedings                                                                              20

Item 2.      Not Applicable

Item 3.      Not Applicable

Item 4.      Not Applicable

Item 5.      Not Applicable

Item 6.      Exhibits and Reports on Form 8-K                                                               20

SIGNATURES                                                                                                  21

Exhibit Index                                                                                               22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               SYMMETRICOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                              March 31,          June 30,
                                                                                2001               2000
                                                                             ----------         ----------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $ 39,886           $ 19,283
 Short-term investments                                                         16,054             36,016
 Accounts receivable, net                                                       22,891             19,588
 Inventories, net                                                               29,967             22,357
 Prepaids and other current assets                                               2,718                909
                                                                              --------           --------
     Total current assets                                                      111,516             98,153
Property, plant and equipment, net                                              21,475             19,960
Goodwill, net                                                                    2,754              3,002
Other intangible assets, net                                                     9,422             10,607
Deferred tax assets                                                              4,226              2,407
Notes receivable and other                                                         586                540
                                                                              --------           --------
                                                                              $149,979           $134,669
                                                                              ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $  7,398           $  8,407
 Accrued compensation                                                            7,432              6,430
 Other accrued liabilities                                                      13,164             16,539
 Current maturities of long-term obligations                                       467                391
                                                                              --------           --------
     Total current liabilities                                                  28,461             31,767
Long-term obligations                                                            7,322              7,679
Deferred income taxes                                                              453                203
Shareholders' equity:
 Preferred stock, no par value; 500,000 shares authorized, none issued              --                 --
 Common stock, no par value; 150,000,000 shares authorized,
    23,733,468 and 22,913,510 shares issued and outstanding                     28,208             20,503
 Shareholder note receivable                                                      (555)
 Accumulated other comprehensive income                                            751             10,204
 Retained earnings                                                              85,339             64,313
                                                                              --------           --------
   Total shareholders' equity                                                  113,743             95,020
                                                                              --------           --------
                                                                              $149,979           $134,669
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

                               SYMMETRICOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                                      Nine Months
                                                                Three Months Ended                       Ended
                                                                     March 31,                           March 31,
                                                              2001             2000               2001             2000
                                                            -------           -------           --------          -------
Net sales                                                   $39,286           $30,574           $113,428          $73,159
Cost of sales                                                22,221            17,611             63,977           41,336
                                                            -------           -------           --------          -------
     Gross profit                                            17,065            12,963             49,451           31,823
Operating expenses:
  Research and development                                    3,464             4,761              9,972           12,818
  Selling, general and administrative                         7,643             6,619             22,026           18,180
  Amortization of goodwill and intangibles                      490               490              1,470              980
  Non-recurring charges (gains)                                   -            (6,689)                 -              129
                                                            -------           -------           --------          -------
     Operating income(loss)                                   5,468             7,782             15,983             (284)
Gain on sale of equity investments                                -                 -             11,325                -
Interest income                                                 647               545              1,833            1,742
Interest expense                                               (165)             (172)              (501)            (522)
                                                            -------           -------           --------          -------
     Earnings before income taxes                             5,950             8,155             28,640              936
Income tax provision (benefit)                                1,214               200              4,854             (500)
                                                            -------           -------           --------          -------
     Net earnings                                           $ 4,736           $ 7,955           $ 23,786          $ 1,436
                                                            =======           =======           ========          =======

Earnings per share - basic                                    $0.20             $0.35              $1.02            $0.06
Weighted average shares outstanding - basic                  23,638            22,538             23,404           22,542

Earnings per share - diluted                                  $0.19             $0.33              $0.95            $0.06
Weighted average shares outstanding - diluted                25,123            23,880             25,000           23,334

The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                                2001             2000
                                                                                                ----             ----
Cash flows from operating activities:
 Net earnings                                                                               $ 23,786         $  1,436
 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
    In-process research and development write off                                                  -            3,468
 Depreciation and amortization                                                                 4,942            4,725
 Deferred income taxes                                                                        (1,569)          (1,272)
 Gain on disposition of investments and assets                                               (11,424)          (6,689)
 Changes in assets and liabilities:
 Accounts receivable                                                                          (2,639)          (4,451)
 Inventories                                                                                  (7,610)          (5,771)
 Prepaids and other current assets                                                            (1,855)             (95)
 Accounts payable                                                                             (1,009)           9,682
 Accrued compensation                                                                          1,002              820
 Other accrued liabilities                                                                     5,361              312
                                                                                            --------         --------
     Net cash provided by operating activities                                                 8,985            2,165
                                                                                            --------         --------
Cash flows from investing activities:
 Purchases of short-term investments                                                         (37,836)         (28,805)
 Maturities of short-term investments                                                         40,583           34,672
 Cash paid for acquisition and related costs                                                    (228)         (19,419)
 Proceeds from sale of equity investments                                                     12,851                -
    Proceeds from sale of GPS division                                                             -            9,453
 Purchases of plant and equipment, net                                                        (5,253)          (3,206)
 Other                                                                                          (108)            (115)
                                                                                            --------         --------
     Net cash provided by (used in) investing activities                                      10,009           (7,420)
                                                                                            --------         --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                                        5,264            3,137
 Shareholder note receivable                                                                    (317)               -
 Repayment of long-term obligations                                                             (281)            (211)
 Repurchase of common stock                                                                   (3,057)          (2,931)
                                                                                            --------         --------
     Net cash provided by (used in) financing activities                                       1,609               (5)
                                                                                            --------         --------

 Net increase (decrease) in cash and cash equivalents                                         20,603           (5,260)
 Cash and cash equivalents at beginning of period                                             19,283           44,897
                                                                                            --------         --------
 Cash and cash equivalents at end of period                                                 $ 39,886         $ 39,637
                                                                                            ========         ========
Non-cash investing and financing activities:
 Unrealized gain (loss) on securities, net                                                  $ (9,453)        $  6,138
 Issuance of common stock for note receivable                                                   (238)               -
 Deferred taxes on unrealized gain (loss)                                                     (6,236)               -
Cash payments for:
 Interest                                                                                   $    446         $    522
 Income taxes                                                                                  4,283              972

     The accompanying notes are an integral part of these consolidated financial statements.

                               SYMMETRICOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     1.   Basis of Presentation.  The unaudited condensed consolidated financial
          ---------------------
statements included herein have been prepared by Symmetricom, Inc. ("Symmetricom", the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     2.   Summary of Significant Accounting Policies. For presentation purposes,
          ------------------------------------------
Symmetricom denotes the end of the third fiscal quarter as March 31. However, the Company's fiscal quarter ends on the Sunday closest to March 31. Fiscal quarter March 2001 actually ended April 1, 2001, and fiscal quarter March 2000 ended April 2, 2000. All references to the quarter refer to the Company's fiscal quarter. Fiscal year ended June 2000 actually ended on July 2, 2000.

     In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001, the results of operations for the three and nine month period then ended and the cash flows for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

     3.   Net Earnings Per Share.  All share and per share amounts have been
          ----------------------
restated to reflect the three-for-two stock split effective August 2000. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive.

         The following table reconciles the number of shares utilized in the earnings per share calculations. (In thousands, except per share amounts)

                                                         Three Months Ended               Nine Months Ended
                                                      March 31,      March 31,         March 31,        March 31,
                                                         2001          2000              2001             2000
                                                       -------       -------           -------           -------
Net earnings                                           $ 4,736       $ 7,955           $23,786          $ 1,436

Weighted average shares outstanding - basic             23,638        22,538            23,404           22,542
Dilutive stock options                                   1,485         1,342             1,596              792
                                                       -------       -------           -------          -------
Weighted average shares outstanding - diluted           25,123        23,880            25,000           23,334

Basic earnings per share                               $  0.20       $  0.35           $  1.02          $  0.06

Diluted earnings per share                             $  0.19       $  0.33           $  0.95          $  0.06

     4.  Sale.  On September 29, 2000, we sold the United Kingdom based
         ----
dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $664 thousand cash subject to an escrow agreement. Symmetricom maintains approximately a 19% investment stake in Sarantel Limited. We realized a gain of $99 thousand or $80 thousand after taxes related to the sale of the Antenna Division, which is included in selling general and administrative
expenses.   Listed below is the detail of the gain on the sale (in thousands):

         Cash to be received subject to escrow                         $ 664
         Tangible assets sold                                           (337)
         Transaction costs                                              (228)
                                                                       -----
         Gain on sale                                                  $  99
                                                                       =====

     5.   Investments.  Short-term investments consist of corporate debt
          -----------
securities, which mature between three and twelve months, and marketable equity securities. All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. All of the company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity.

     Third-party managed funds consist of trading securities held for the benefit of certain employees who participate in a Company deferred compensation plan. Such funds are restricted to the payment of deferred compensation liabilities. Liabilities associated with the deferred compensation plan are included in "Accrued compensation" in the accompanying consolidated balance sheet at amounts equal to the fair value of the restricted funds. None of the third-party managed funds are invested in the common stock of the Company.

     The following table summarizes the Company's available-for-sale securities recorded as cash and cash equivalents or short-term investments as of March 31, 2001 and June 30, 2000 (in thousands):

                                                                                       Gross
March 31, 2001                                               Amortized              Unrealized
                                                                Cost              Gains (losses)        Fair Value
                                                                ----              -------------         ----------
Commercial paper                                              $ 29,062               $     -            $ 29,062
Corporate equity securities                                      1,533                 1,418               2,951
                                                              --------               -------            --------
   Total available-for-sale investments                         30,595                 1,418              32,013
Less amounts classified as cash
   equivalents                                                 (16,402)                    -             (16,402)
Add third-party managed funds                                      544                  (101)                443
                                                              --------               -------            --------
   Total short term investments                               $ 14,737               $ 1,317            $ 16,054
                                                              ========               =======            ========

June 30, 2000
Commercial paper                                              $ 28,430               $     -            $ 28,430
Corporate equity securities                                      3,060                17,006              20,066
                                                              --------               -------            --------
   Total available-for-sale investments                         31,490                17,006              48,496
Less amounts classified as cash
   equivalents                                                 (12,480)                    -             (12,480)
                                                              --------               -------            --------
   Total short term investments                               $ 19,010               $17,006            $ 36,016
                                                              ========               =======            ========

     6.   Inventories.  Inventories are stated at the lower of cost (first-in,
          -----------
first-out) or market.  Inventories consist of (in thousands):

                                          Mar 31, 2001       June 30, 2000
                                          ------------       -------------
Raw materials                               $17,292           $14,390
Work-in-process                               7,621             4,772
Finished goods                                8,967             6,719
                                            -------           -------
                                             33,880            25,881
Allowance for slow moving inventory          (3,913)           (3,524)
                                            -------           -------
Inventories, net                            $29,967           $22,357
                                            =======           =======

     7.   Intangibles Assets.  Intangible assets, including those that were
          ------------------
acquired from Hewlett-Packard Company, are carried at cost and consist of the following (in thousands):

                                                  Mar 31, 2001        June 30, 2000
                                                  ------------        -------------
Goodwill                                            $ 3,245               $ 3,245
Less Accumulated Amortization                          (491)                 (243)
                                                    -------               -------
Goodwill, Net                                       $ 2,754               $ 3,002
                                                    =======               =======

Other intangibles:
Technology                                            7,607                 7,607
Customer lists, workforce, trademarks, other          4,282                 4,227
                                                    -------               -------
Total gross other intangible assets                  11,889                11,834
Less: Accumulated Amortization                       (2,467)               (1,227)
                                                    -------               -------
Other intangible assets, net                        $ 9,422               $10,607
                                                    =======               =======

      Intangible assets associated with the acquisition of the HP Product Line business includes goodwill of $3.2 million, customer lists of $1.3 million, workforce of $1.4 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for goodwill, 10 years for customer lists, 7 years for workforce, SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years.

     8.  Comprehensive Income.  Comprehensive income is comprised of two
         --------------------
components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. See Note 6 regarding unrealized gains on available-for-sale securities. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                          March 31,         March 31,      March 31,       March 31,
                                                            2001              2000           2001            2000
                                                            ----              ----           ----            ----
Net income                                                  $ 4,736         $ 7,955         $23,786         $1,436
Other Comprehensive income:
Unrealized gains (losses) on investments, net of taxes       (4,382)          4,228          (2,977)         6,138
Reclassification adjustment for gains included in                 -               -          (6,476)             -
net income                                                  -------         -------         -------         ------
Total comprehensive income                                  $   354         $12,183         $14,333         $7,574
                                                            =======         =======         =======         ======

     9.  Contingencies.  In January 1994, a securities class action complaint
         -------------
was filed against the Company and certain of our former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that the Company and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to the Company and our former officers or directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company believes that the complaint is without merit, and intends to continue to defend the action vigorously if necessary. The Company is also a party to certain other claims in the normal course of its operations. While the results of such claims cannot be predicted with any certainty, the Company believes that the final outcome of such matters will not have a material impact on the financial position and results of operations.

     10.  Business Segment Information.  The Company has four reportable
          ----------------------------
segments: Synchronization ("Sync") Products, Wireless Products, Transmission Products, Contract Manufacturing and Other Products. Sync Products consist principally of digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies. Revenues for the Sync Products consist of sales of these products as well as services. Our Sync products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal (IDST). These products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for the maintenance personnel. Contract Manufacturing involves the utilization of the Company's production facilities to manufacture third-party products. The Company generates revenue by fabricating finished goods inventory of third-party products on a contract basis.

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

                                             Three Months Ended                        Nine Months Ended
                                                   March 31,                               March 31,
                                              2001            2000                      2001         2000
                                              ----            ----                      ----         ----
Net sales:
 Sync Products                            $ 29,658        $ 20,444                  $ 81,834     $ 53,635
 Wireless Product                            6,362           7,856                    21,345       12,687
 Transmission Products                         771             979                     2,998        3,380
 Contract Manufacturing and Other            2,495           1,295                     7,251        3,457
                                          --------        --------                  --------     --------
               Total net sales              39,286          30,574                   113,428       73,159
Cost of sales:
 Sync Products                              16,149          11,301                    44,736       28,888
 Wireless Products                           3,414           4,886                    11,867        7,969
 Transmission Products                         524             458                     1,629        1,699
 Contract Manufacturing and Other            2,134             966                     5,745        2,780
                                          --------        --------                  --------     --------
               Total cost of sales          22,221          17,611                    63,977       41,336
Gross profit:
 Sync Products                              13,509           9,143                    37,098       24,747
 Wireless Products                           2,948           2,970                     9,478        4,718
 Transmission Products                         247             521                     1,369        1,681
 Contract Manufacturing and Other              361             329                     1,506          677
                                          --------        --------                  --------     --------
               Total gross profit         $ 17,065        $ 12,963                  $ 49,451     $ 31,823
Gross margin:

 Sync Products                                45.5%           44.7%                     45.3%        46.1%
 Wireless Products                            46.3%           37.8%                     44.4%        37.2%
 Transmission Products                        32.0%           53.2%                     45.7%        49.7%
 Other Products                               14.5%           25.4%                     20.8%        19.6%
                                           -------         -------                  --------     --------
               Total gross margin             43.4%           42.4%                     43.6%       43.5%

     11.  Pro forma Condensed Consolidated Statement of Operations.  On
          --------------------------------------------------------
September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communication Synchronization Business for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Hewlett-Packard Product Line had been made at the beginning of fiscal 2000.


                                                         Nine Months Ended
 (in thousands of dollars except per share data)           March 31, 2000
------------------------------------------------           --------------

Net sales                                                      $79,558
Gross Profit                                                    50,045
Net earnings                                                     1,553
Earnings per share - basic                                     $  0.07
Earnings per share - diluted                                   $  0.07

     The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest income on cash used for the acquisition and certain other adjustments, together with related income tax effects and exclude non-recurring costs of $3.6 million related to the write-off of in-process research and development and the $3.5 million paid as employee retention bonuses. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

     12.  Shareholder Note Receivable.  During the third quarter of fiscal 2001,
          ---------------------------
the Company issued a full-recourse promissory note in the amount of $555,000 to a senior executive of the Company. The note accrues interest at an annual rate of 7.75%. Interest payments are to be made annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by Company stock pledged by the borrower. As of March 31, 2001, the entire principal balance was outstanding.

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

     On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million, was allocated to tangible assets acquired of $1.4 million, capitalized developed technology of $7.6 million, other intangible assets of $7.3 million and in-process research and development ("IP R&D") of $3.5 million. As part of the acquisition of the HP Product Line business, goodwill of approximately $14.9 million will be amortized as follows: $0.4 million over five years, $9.9 million over seven years, and $4.6 million over ten years, and is included in general and administrative expense. Pursuant to this transaction, we recorded $6.8 million of non-recurring charges, $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses.

Results of Operations

     Net sales increased by $8.7 million (or 28.5%) to $39.3 million in the third quarter of fiscal 2001 from $30.6 million in the third quarter of fiscal 2000. The $8.7 million increase is primarily comprised of an increase in the sales of Sync Products of $9.2 million, offset by a decrease in the sale of other products by $0.5 million. Third quarter increase in sales of Sync Products includes the following: $2.8 million from new products, $3.0 million from existing customers who were expanding their operations, and $3.4 million from all other sources. Net sales increased by $40.3 million (or 55%) to $113.4 million in the first nine months of fiscal 2001 from $73.2 million in the corresponding period of fiscal 2000. This $40.3 million increase in revenue is comprised primarily of a $28.2 million increase in sales of Sync products. The nine month increase in sales of Sync Products includes the following major items: $8.9 million from new products, $4.3 million from customers who were expanding their existing operations, and $13.1 million from all others.

     Gross profit as a percentage of net sales was 43.4% and 43.6% in the third quarter and first nine months of fiscal 2001, respectively, compared to 42.4% and 43.5% in the corresponding periods of fiscal 2000. The slight increase in the gross profit in the third quarter of fiscal 2001 compared to the corresponding period of fiscal 2000 was primarily due to lower material costs resulting from favorable prices on higher volume component purchases as well as a favorable mix due to increased sales of higher margin products.

     Research and development expense was $3.5 million (or 8.8% of net sales) and $10 million (or 8.8% of net sales) in the third quarter and first nine months of fiscal 2001, respectively, compared to $4.8 million (or 15.6% of net sales) and $12.8 million (or 17.5% of net sales) in the corresponding periods of
fiscal 2000.   The decrease as a percentage of net sales is primarily due to higher net sales, management's decision to provide a more concentrated focus on specific research and development projects, and the sale of the GPS division in the third quarter of fiscal 2000.

     Selling, general and administrative expense was $8.1 million (or 20.7% of net sales) and $23.5 million (or 20.7% of net sales) in the third quarter and first nine months of fiscal 2001, respectively, compared to $7.1 million (or 23.3% of net sales) and $19.2 million (or 26.2 % of net sales) in the corresponding periods of fiscal 2000. The increase in aggregate dollars expensed was primarily due to higher marketing and sales expense associated with our increased sales. The gain of $0.1 million or $0.08 million after taxes on the sale of the United Kingdom based dielectric Antenna Division is also netted in the general and administrative expense.

     In March 2000 the Company recorded a non recurring gain on the sale of the GPS division of $6.7 million (or 21.9% of net sales for the third quarter of fiscal 2000). Similarly, in December 2000 the Company recorded a non-recurring gain on sale of equity investments (Parthus stock) of $9.5 million (or 24.9 % of net sales for the second quarter of fiscal 2001) and a $1.8 million non-recurring gain from the sale of equity investments during the first quarter of fiscal 2001. During the third quarter of fiscal 1999 the company recorded non-recurring charges of $6.8 million as a result of the acquisition of the HP Product Line business. The non-recurring charges were comprised of $3.5 million for the write-off of acquired in-process research and development expenses and $3.3 million for employee sign-on bonuses paid to the employees of the HP Product Line business.

     Interest income in the third quarter and first nine months of fiscal
2001 was $0.6 million and $1.8 million, respectively, compared to $0.5 million and $1.7 million in the corresponding periods of fiscal 2000. The increase in interest income is primarily due to the increase in cash, cash equivalents and short-term investments.

     Interest expense was flat at $0.2 million and $0.5 million in the third quarter and first nine months of fiscal 2001 and in the corresponding periods of fiscal 2000. Interest expense represents the interest on the capital lease for the building the Company leases in San Jose.

     The Company's effective tax rate was 20.4% in the third quarter of fiscal 2001, compared to 2.5% in the corresponding period of fiscal 2000. The effective tax rate during the first nine months of 2001 was 16.9% compared to (53.4)% for the first nine months of fiscal 2000. During the second quarter of fiscal 2001, management favorably revised its judgment of the realizability of certain deferred tax assets because of a combination of the following: increased income from investments and increased sales and pretax income forecasts. Accordingly, $3.3 million of the valuation allowance was released as certain deferred tax assets were judged to be more likely realized than not. During the third quarter of fiscal 2001, the release of $0.4 million from the valuation allowance reduced the Company's effective tax rate by about 6.4 %. .
Symmetricom retains a valuation allowance on certain deferred tax assets related to stock option deductions, which will be credited to equity when realized. The effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The increase in effective tax rate for the first nine months of fiscal 2001 is partially due to our expectation that a higher percentage of total earnings will be subject to the full federal tax rate. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

     As a result of the factors discussed above, net income in the third quarter of fiscal 2001 was $4.7 million or $0.19 per share (diluted) compared to $8.0 million or $0.33 per share (diluted) during the same period of fiscal 2000. Net earnings was $23.8 million or $0.95 per share (diluted) in the first nine months of fiscal 2001, compared to $1.4 million or $0.06 per share (diluted) in the corresponding period of fiscal 2000.

     Liquidity and Capital Resources

          Working capital increased to $83.1 million at March 31, 2001, from $66.4 million at June 30, 2000, and the current ratio increased to 3.9 from 3.1 The increase in the current ratio resulted primarily from increases in net receivables and net inventories. During the same period, cash, cash equivalents, and short-term investments increased to $55.9 million from $55.3 million, primarily due to $9.0 million provided by operating activities, $12.9 million provided from the sale of equity investments, and $4.9 million from the issuance of common stock. This was partially offset by $3.1 million used for repurchase of common stock and $5.3 million used for capital expenditure. At March 31, 2001, we had approximately $7.0 million of unused credit available under our bank line of credit.

          Accounts receivable at March 31, 2001 increased by $3.3 million (or 16.9%) to $22.9 million from $19.6 million at June 30, 2000. Approximately one-half of the increase is due to the increased sales volume and the balance of the increase is due to higher international sales. Days' sales outstanding in receivables increased to 53 days at March 31, 2001, compared to 52 days at June 30, 2000, primarily due to higher sales to international customers who have longer payment terms.

          Inventory levels at March 31, 2001 increased by $7.6 million from $22.4 million at June 30, 2000, to $30.0 million at March 31, 2001. The inventory turnover was 2.8 turns for the quarter ended March 31, 2001 compared to 4.1 turns for the quarter ended June 30, 2000. The increase in inventory is primarily due to a planned build up in raw material inventory to avoid component shortages and compensate for long lead-times while managing inventory requirements to meet higher sales for the newly acquired HP Product Line business. The Company anticipates that inventory turnover will also increase in the fourth quarter of the fiscal year 2001.

          During the three months ended March 31, 2001 and March 31, 2000, the Company made investments totaling $28.3 million and $21.0 million, respectively, in commercial paper. During the nine months ended March 31, 2001 and March 31,2000, proceeds from maturities and sales of commercial paper were $40.6 million and $34.7 million, respectively. The proceeds from the sales of equity investments totaled $12.9 million for the nine months ended March 31, 2001.

          We believe that cash, cash equivalents, funds generated from operations, investments, financing activities, and funds available under our bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2001. During the second quarter of fiscal 2001, we committed to implementing a new ERP system, which we anticipate to be completed by December 2001 at a total projected cost of approximately $5 million.

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

          Fluctuations in Operating Results. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, due to several factors, including, without limitation:

          (a) the ability to obtain sufficient supplies of GPS products from SSL;

          (b) the ability to obtain sufficient supplies of sole or limited source components;

          (c)  changes in the product or customer mix of sales;

          (d) the ability to manage fluctuations in manufacturing yields and other factors;

          (e)  increases in the prices of the components the we purchase;

          (f)  the ability to manage the level and value of inventories;

          (g) the ability to accurately anticipate both the volume and timing of customer orders, including current and planned Communications Synchronization products;

          (h)  the cancellation or rescheduling of customer orders;

          (i)  the gain or loss of significant customers;

          (j) the ability to introduce new products on a timely and cost-effective basis;

          (k) the timing of new product introductions and that of our competitors;
          (l)  customer delays in qualification of new products;

          (m) the ability to manage increased competition and competitive pricing pressures;

          (n) the ability to manage fluctuations, especially declines, in the average selling prices of products;

          (o) market acceptance of new or enhanced versions of our products and our competitors' products;

         (p) the ability to manage the long sales cycle associated with our products;

         (q) the ability to manage cyclical conditions in the telecommunications industry;

         (r)  the ability to maintain quality levels for the  product's, and

         (s) reduced rates of growth of telecommunications services and high-bandwidth applications.

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

         Customer Concentration. A relatively small number of customers have historically accounted for, and are expected to continue to account for, a significant portion of our net sales in any given fiscal period. Samsung accounted for 15% of our net sales and Acterna accounted for 15% of our net sales in the third quarter of fiscal 2001. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly from quarter to quarter and year to year in the future. For example our sales to Samsung were 10.7 million in fiscal 2000 compared to zero in fiscal 1999 and 1998. This was primarily due to the acquisition of the HP Product Line business. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any such customer may harm our business.

         New Product Development. The market for our products is characterized by:

         (a)   rapidly changing technology;

         (b)   evolving industry standards;

         (c)   changes in end-user requirements and

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

         We believe that our primary competitor is Datum, Inc. Incumbent Local Exchange Carriers (ILECs) may become significant competitors due in part to the enactment of The Telecommunications Act of 1996, which permits ILECs, among our largest customers, to manufacture telecommunications equipment. Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Furthermore, we expect:

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

         Power Interruptions and Pricing. The shortage of energy supplies in California could have a negative impact on the Company's future operating activities.

         California is currently experiencing prolonged energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies. Although the majority of the Company's manufacturing operations are located outside of California, the Company conducts research and development activities as well as some pilot manufacturing and testing at its headquarters in San Jose, California. Future interruptions in our power supplies or further increases in our power costs could have a material adverse affect on our operations and our financial results. We do not presently have back-up power generating capacity at our San Jose, California facility.

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

         Risks Associated with International Sales. Our export sales, which are primarily to Western Europe, Latin America, the Far East, and Canada accounted for 31% of net sales in the third quarter of fiscal 2001 and 21% of net sales in the corresponding third quarter of fiscal 2000, respectively. International sales subject us to increased risks including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

         Interest Rate Exposure. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $12.7 million as of March 31, 2001. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2001, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers, and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

         Foreign Currency Exchange Rate Exposure. The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its U.K. subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on pound sterling or other currencies. Based on the company's foreign denominated net receivables of $0.1 million at March 31, 2001, a hypothetical 10% adverse change in sterling against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's business.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The information required by this item is disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference.

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1(1) Symmetricom, Inc. Senior Executive Loan Program as adopted January 19, 2001.

10.2(1)   Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001.

10.3(1)   Security Agreement by Thomas Steipp dated February 1, 2001.

10.4(1)   Symmetricom, Inc. Deferred Compensation Plan effective October 1,
          1999.

Footnotes to Exhibits

    (1)   Indicates a management contract or compensatory plan or arrangement.

(b)  No reports on Form 8-K were filed during the Quarter ended March 31, 2001.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                 SYMMETRICOM, INC.
                                 (Registrant)



DATE: May 14, 2001               By:            /s/ William Slater
                                     ------------------------------------------
                                                  William Slater
                                             Chief Financial Officer
                                     (for Registrant and as Principal Financial
                                               and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.        Description
----------         -----------

10.1     Symmetricom, Inc. Senior Executive Loan Program as adopted January 19,
         2001.

10.2     Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001.

10.3     Security Agreement by Thomas Steipp dated February 1, 2001.

10.4     Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999.