Form 10-K405
period 2001-06-30
SYMMETRICOM INC
filed 2001-09-20
CIK 82628

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-2287

                               ------------------

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

       Registrant's telephone number, including area code: (408) 433-0910

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

             Series A Participating Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at August 31, 2001 was approximately $164,776,374. The number of shares outstanding of the registrant' s Common Stock at August 31, 2001 was 23,207,940.

                       Documents Incorporated by Reference

     Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on November 9, 2001.

================================================================================

                                     PART I

Item 1. Business

     When used in this Report, the words "expects," "anticipates," "estimates," "plans" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the extent of worldwide use of our products, the challenges facing the digital subscriber line market, our business-class digital subscriber line products' ability to cost effectively bridge the gap between T1 and fiber optic speeds, the features, benefits, performance and utility of our current and future products and services, the markets for our products, the effects of the expansion of wireline and wireless networks, our global services division's ability to eliminate service providers' need to hire or train additional technical resources, the growth of the broadband access market to extend the reach of digital subscriber lines, the expansion of wireline and wireless networks resulting in an increased need for timing devices, telecommunications providers' future need for broadband devices, the timing and impact of current and future litigation, the importance of our patents, our strategy with regard to obtaining and protecting our patents, our reliance on technological expertise and marketing competence to protect our competitive advantage, the relationship between backlog and net sales, our current and future competitors, our ability to compete in our markets, increases in competition in our markets, our ability to obtain sufficient amounts of key components at prices we deem to be reasonable, our ability to attract and retain our management, sales, marketing and technical personnel, our relationship with our employees, and the maintenance and adequacy of our current facilities. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results," all references to "Symmetricom," "we," "us," "our" mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     TimeSource, SMARTCLOCK, and BestTime are our registered trademarks. GoLong, GoWide, TimeHub, TimePictra and TimeScan are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

     Symmetricom designs, manufactures and markets solutions for the global telecommunications industry. Our products and services include network synchronization systems and timing elements for most network operators and users, innovative broadband access devices for business and residential applications, and professional services. Our products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today's evolving communications environment.

     Our acquisition of a portion of Hewlett-Packard's synchronization business in fiscal 2000 solidified our position as a leading supplier of telecommunications network synchronization and timing equipment to global network service providers. These products control, or synchronize, the flow of voice, video, and data information in telecommunications networks. As an innovator in the development of synchronization equipment, we continue to pioneer the use of global positioning systems, or GPS, code division multiple access, or CDMA, advanced control algorithms and atomic technologies in our products to improve the performance and operability of global telecommunications. We believe that our products have been installed in wireline and wireless networks in more than 80 countries.

     We also supply consumer and business broadband access solutions to global network service providers. We believe the single largest challenge in the digital subscriber line, or DSL, market is distance. DSL is generally capable of being delivered only about three miles from the telephone company to the consumer over the copperwire infrastructure for last mile access. Our GoLong product doubles the distance that DSL can be delivered over copper telephone lines without sacrificing significant speed. GoLong makes DSL service possible to the more than 35% of the population in the United States and nearly 15% of the population in Western Europe who are currently outside the reach of broadband services. In the business market, we believe we cost-effectively bridge the gap between T1 and fiber optic speeds through our business-class DSL products. In June 2001, we announced our GoWide product. We believe GoWide will combine up to eight DSL phone lines of the international standard referred to as G.SHDSL to deliver 15 megabits per second of synchronous voice and data capacity to business customers less expensively than equivalent T1 lines. We believe our GoWide product will allow service providers to retain higher margins and provide a higher level of service to their customers without replacing their customer's current equipment interface. We anticipate that both our GoLong and GoWide products will comply with international standards making these products available to telecommunications providers worldwide.

     In June 2001, we formed a new business division, Symmetricom Global Services, to deliver a wide portfolio of services for our customers around the world. We believe service providers worldwide are in need of cost-effective methods of expanding their technical and support resources without putting additional strain on their engineering and maintenance departments. Our global services division will provide a cost-effective, one-stop solution, which we believe will eliminate the need for our service provider customers to hire or train additional technical resources. The list of offerings of our global services division will include network synchronization design, implementation project management, on-site maintenance, customized on-site services, disaster recovery planning, and customized consulting services in addition to the engineering and installation, optioning and commissioning audits, training, operations and growth support, and network synchronization audits.

     Our customers include world-wide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable television operators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs.

     Symmetricom was incorporated in California in 1956. We have five reportable business segments: synchronization products, wireless products, transmission products, broadband access products, and contract manufacturing. Information as to net sales and gross profit margin attributable to each of our five segments for each year in the three-year period ended June 30, 2001, is contained in Note L of the Notes to the Consolidated Financial Statements.

Industry Background

     Today's telecommunications carriers and service providers are faced with changing business models, an evolving technological landscape, and demands for new services. We believe growth in the telecommunications industry has created two needs. First, modern network builders must be able to maximize bandwidth efficiency and deliver the highest quality transmission of voice, data, or video over the network, whether copper, fiber or wireless. Second, telecommunications companies must be able to maximize the value of the existing copper wire infrastructure for last mile access to deliver both business-class and consumer broadband services.

     The telecommunications industry is currently comprised of several different markets, including: wireline infrastructure, wireless and broadband.

Wireline Infrastructure Market

     The wireline local, long distance, and international telecommunications services sector is growing as operators expand their networks in order to meet increased demand for telecommunications services. Privatization, competition, and economic expansion have increased demand for networking systems in emerging markets. In these markets, new wireline networks are being installed to provide basic telephony service. In developed countries, increased demand for new services and government deregulation has encouraged the development of expanded networks, particularly in the local exchange and long distance markets. We believe the expansion of wireline and wireless networks has led to an increased need for timing devices to synchronize the flow of information and maximize the efficiency of the networks.

Wireless Market

     Investment in the wireless network continues to grow, as wireless network operators convert older analog networks to digital technology and expand their digital wireless networks in order to improve transmission quality, increase network capacity, and expand network coverage. Both analog and digital cellular telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected to the wireline network through a network switch. In a wireless network, calls are segmented, transmitted over a wider spectrum of bandwidth, and reassembled by a receiver within the network. Without proper synchronization, signal degradation resulting from this process of segmentation and reassembly may result in dropped calls and loss of data, and decreasing network efficiency and capacity. In order to minimize the problems that result from poor synchronization, cellular operators and cellular base station manufacturers require precise timing equipment to be installed in each base station. As data applications over wireless networks become increasingly prevalent, precise timing devices will be essential for acceptable performance.

Broadband Access Market

     We believe telecommunications providers' largest assets are their last mile copper loops. Unlike wireless, optical and cable, the copper loop extends to every business and home in the United States, and almost every business and home internationally. We believe that the market to extend the reach of DSL is growing as telecommunications providers search for cost-effective ways to reach their customers and increase their customers' level of service. While the need for business bandwidth increases, less than five percent of businesses are directly served by fiber optics installed to their facilities. Telecommunications providers are, accordingly, searching for economical methods to deliver voice and data at greater speeds using copper. As cost aware telecommunications providers grow their service offerings, we believe they will continue to search for new and better methodologies to utilize their copper loops through broadband devices.

Products

     We address the needs of the world's telecommunications service providers by providing innovative synchronization, timing, frequency, access and broadband products, as well as professional services. Our synchronization and timing products optimize bandwidth utilization and deliver a high quality transmission of voice, data and video over most networks. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business, and delivering entertainment. In order to transfer voice, data, or video traffic from one line or network to another, both segments of the network must operate at the same frequency within a very narrow tolerance. The failure to synchronize digital network equipment results in the loss of information, requiring re-transmission and thus decreasing network efficiency and increasing network operating costs. The following discussion includes products from each of our five segments: synchronization, wireless, broadband access, transmission and contract manufacturing.

Synchronization Products

     The public-switched telecommunications network, or PSTN, consists of a series of interconnected switching equipment and other components, or nodes, that route voice, video and data traffic throughout the network. In order for these networks to function efficiently, it is essential that each network be synchronized and individual nodes within the network operate within very precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference to enable digital switching and transmission systems to operate at a common, or synchronized, clock rate, therefore minimizing signal degradation and reducing errors in the transmission of data throughout a network. Synchronization products comprised 73.7% of consolidated revenue in fiscal 2001, 72.0% in fiscal 2000 and 83.8% in fiscal 1999.

     High quality synchronization is an essential requirement for modern telecommunications service providers as they move to high-capacity, high-speed digital transmission technologies such as dense wavelength division multiplexing, synchronous optical network, or SONET, and synchronous digital hierarchy, or SDH, networks. Synchronization is also required in voice and video services carried on packet-based network technologies, such as signaling system 7, asynchronous transfer mode, and voice over internet protocol. Asynchronous transfer mode requires synchronization to support certain interfaces such as channelized T1, E1 and SONET signals.

Wireline Products

     Our core synchronization products consist principally of synchronization solutions based on quartz, rubidium and GPS technologies, which provide highly accurate and uninterruptible timing that meets the synchronization requirements of digital networks. We have established ourselves as a leading provider of telephone network synchronization products. Our synchronization products provide for the generation of a stable primary timing reference and the distribution of that timing reference throughout a network, thereby enabling telecommunications service providers to synchronize precisely such diverse telephone network elements as digital switches, digital cross-connect systems and multiplexers for customers who are dependent upon high quality data transmission.

     Our Building Integrated Timing Supply, or BITS, Synchronization Supply Unit, or SSU, and Primary Reference Source, or PRS, product families consists of six major product platforms:

     .    TimeHub intelligent network synchronization system;
     .    Digital Clock Distributor, or DCD, Series, including the DCD 500;
     .    55400A network synchronization unit;
     .    DCD Local Primary Reference, or LPR;
     .    55300A Primary Reference Source, or PRS; and
     .    TimeSource family of intelligent PRS products.

     In fiscal 2001, we began commercial shipments of our TimeHub 5500 product platform. The TimeHub 5500 is an intelligent network synchronization system that improves the quality of service and maximizes the bandwidth for telecommunications service providers. The TimeHub 5500 has a unique high-density architecture that provides 700 protected synchronization signals per system. The product also provides input reference qualification and switching, signal filtering and distribution functionalities.

     Our DCD 500 product platform is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout networks to ensure reliable synchronization. We believe the DCD 500's quad-bus architecture makes it the most redundant and reliable synchronization system available.

     Our 55400A network synchronization unit is a modular, fully redundant timing and distribution unit for international networks where SDH technology is being deployed and expanded. The 55400A uses our SMARTCLOCK technology to improve the holdover performance of its internal quartz oscillators.

     Our DCD-LPR series platform uses either GPS or Long Range Navigation version C, or LORAN-C, to provide direct Stratum 1 performance, which is the highest standard for clocks in telecommunications networks, traceable synchronization to network sites equipped with DCD 500 distribution systems. The DCD-LPR employs an integrated, roof-mounted GPS antenna and timing receiver to receive precision universal coordinated time timing signals from GPS satellites at virtually any location in the world or from LORAN-C radio stations in a number of locations in the world.

     Our 55300A primary reference source platform is a compact, multi-purpose network synchronization and timing system that uses our proprietary SmartClock technology in combination with a high quality quartz oscillator to give performance that exceeds the requirements of the International Telecommunications Union, or ITU, and the American National Standards Institute, or ANSI. Designed for SONET and SDH networks, the 55300A is compatible with most BITS or SSU platforms and can be used to upgrade synchronization in any office. The DCD-LPR can also be deployed as a standalone unit, providing complete synchronization for remote offices and network edge facilities.

     The TimeSource family of products consists of primary reference source systems configurable with a number of antenna options addressing the synchronization and timing needs of all types of central offices including co-location sites and remote offices. All TimeSource products use BESTIME technology, which is a flexible clock engine that uses all commonly available sources of timing including CDMA, GPS, T1, the European format for digital transmission, known as E1, and/or local oscillator signals to generate highly precise synchronization signals.

     Our TimeSource 2500 product is a high-performance and inexpensive alternative to the cesium time standard for GPS hostile environments. The TimeSource 2500 BESTIME engine provides robust performance in compromised GPS installations by modeling GPS timing information and predicting correction values during the loss of GPS signals. TimeSource 2500 delivers Stratum 1 performance with only one satellite in view for as little as 10 hours a day. The antenna can be mounted inside a building provided it is near a window with a view to the sky.

     Our TimeSource 2700 product is a standalone Stratum 1 primary reference source that uses reference signals from CDMA wireless networks. CDMA signals are received inside buildings, which eliminates the antenna installation and maintenance costs associated with GPS primary reference source systems. Using BESTIME clock technology, the TimeSource 2700 tracks and ensembles multiple CDMA pilot signals, seamlessly switching to the most stable and least noisy signal. TimeSource 2700 delivers a Stratum 1 primary reference source in office environments where GPS is not practical or available.

     Our TimeSource 3000 product is a standalone Stratum 1 primary reference source that meets GR2830 requirements for ILEC central office installations. Using BESTIME clock technology, TimeSource 3000 provides extended Stratum 1 holdover performance upon loss of GPS. TimeSource 3000 can be configured as a primary reference source to front-end an office BITS or as an integrated primary reference source and distributor for remote offices. The TimeSource 3100, the E1 equivalent of our TimeSource 3000, meets European network performance requirements.

     In fiscal 2001, we began shipping our TimeSource 3500 and 3600 products. The TimeSource 3500 is a standalone Stratum 1 primary reference source that meets GR2830 requirements for ILEC central office installations and works in GPS hostile environments. Our TimeSource 3500 product meets network primary reference source performance requirements by using a GPS antenna mounted inside a window. Timing outputs with Stratum 1 performance are achieved using BesTime clock technology, a single-satellite-locking GPS receiver, and a rubidium local oscillator. The TimeSource 3600, the E1 equivalent of our TimeSource 3500, meets European network performance requirements.

Network Management

     We believe our network management systems provide the key to maximum performance, reliability, and efficiency for synchronization networks. Symmetricom's synchronization network management solutions include TimePictra, Open Synchronization Management Framework, or OSMF, TimeScan/TMN, TimeScan/NMS, and TimeScan/Craft.

     We began commercial shipments of TimePictra, a scalable, web-based, open vendor synchronization management platform, in fiscal 2001. TimePictra controls and monitors the synchronization network allowing operators to shift their focus to predictive and preventative maintenance leading to reduced down time, lowered costs, and enhanced quality of service. TimePictra's advanced monitoring and reporting capabilities also provide benefits in validating service level agreements. We believe TimePictra is the only web-based system on the market today that controls and monitors synchronization network elements from different vendors. Our OSMF products gives telecommunications service providers the ability to remotely manage their synchronization networks and quickly isolate synchronization-related problems.

     TimeScan/TMN is a Unix-based telecommunications management network, or TMN, and Q3, a network management standard, compliant full element management system for synchronization networks. TimeScan/NMS is a Windows NT-based proprietary network management system. TimeScan/TMN and TimeScan/NMS provide scaleable, centralized real-time security monitoring, performance monitoring, fault management, remote configuration, and inventory of a synchronization network. The TimeScan/TMN graphical user interface presents status at the network level and at the element level, providing real-time representations of configuration and status of both logical and physical properties of the network. The TimeScan/NMS graphical user interface presents network status using hierarchical overviews of both logical and geographical network topologies. TimeScan/Craft is a Windows 95-based local craft maintenance terminal that provides local management and maintenance. Each of these products features tools for identifying customer troubles before they affect service.

Wireless Products

     Cellular and personal communications services, or PCS, networks require precise frequency control and timing information. Our wireless base station timing products deliver stable timing to cellular/PCS base stations through a GPS receiver that captures the cesium-based time signals produced by GPS satellites. We believe our 58533A and 58540A GPS time and frequency reference receivers are a cost-effective source of highly accurate time and frequency signals referenced to the global positioning system. We offer a number of GPS accessory products to compliment our time and frequency receiver products. Our 58535A, 58536A, and 58517 GPS distribution amplifiers allow multiple GPS receivers to share a single antenna. These wireless products are designed for manufacturing, positioning, and timing redundancy applications. They provide dependable signals for two, four or eight GPS receivers. The 58538A and 58539A are accessory lightning arrestor products designed to protect the GPS Time and Frequency receivers from lightning strikes.

     Our 5853A and 58534A GPS Timing Antennas are a highly reliable, low-cost source of precision GPS time. The 5853A is an integrated system that includes a GPS receiver, system interface, and power supply that is both weatherproof and easy to install. The 58532A GPS L1 frequency band reference antenna is used to deliver L1 carrier frequency signals to GPS synchronization modules and receivers. The antenna is based on a design with proven reliability and is characterized by low noise and high gain to provide optimum signal quality.

Broadband Access Products

     Our broadband access division is focused on delivering innovative business and consumer access solutions. Our broadband products extend the reach and bandwidth of broadband services from the global network backbone over the last mile. We help maximize the deliverable bandwidth over the copper telephone wire infrastructures, reducing the distance barriers for the consumer market and the cost barriers in the business market for value-added broadband services.

     In June 2000, we announced our first Broadband Access product, GoLong, an asymmetrical digital subscriber line, or ADSL, loop extender that allows telecommunication providers, primarily ILECs, to deliver service up to and beyond thirty thousand feet. GoLong maintains high bandwidth at great distances and maintains the G.DMT or G.LITE formats for ADSL international standard signaling making GoLong compatible with all standard ADSL access multiplexers and customer premises equipment modems. GoLong is currently operating across North America and four countries internationally.

     In June 2001, we announced our GoWide product. We believe GoWide will provide a new way to bridge the T-chasm, the bandwidth gap between copper T1 lines (1.544 megabits per second) and optical T3 lines (45 megabits per second). We believe GoWide will deliver 15 megabits per second of synchronous voice and data capacity to business customers less expensively than equivalent T1 lines. GoWide will utilize bonding technology and the new international standard called G.SHDSL to deliver this new class of service. We believe GoWide will also provide the customer with T1, E1 and T3 interfaces so that no upgrade in customer equipment is needed. We believe GoWide's compatibility and leading edge technology will allow service providers to utilize their copper loop to offer superior data and voice service and retain higher margins.

Transmission Products

     Our transmission products include Secure7, Secure7Lite and the Integrated Digital Services Terminal. Our transmission products are primarily used to support intelligent, fault-tolerant, digital transmission terminals that automatically reroute disrupted high priority telephone data links. During fiscal 2001 we ceased manufacture of these products. Sales of our transmission products are only as add-ons or for maintenance of existing contracts.

Contract Manufacturing

     We utilize our production facilities to manufacture products for third-party customers on a contract basis. We offer full-service manufacturing solutions that include printed circuit board assembly and testing, procurement of raw materials, and delivery of finished products. Our manufacturing processes utilize what we believe are the latest surface mount and through-hole technology production equipment.

Professional Services

     In June 2001, we announced the formation of our professional services division, Symmetricom Global Services, in reaction to customer requests for expanded services. Through this division, we plan to deliver a broad portfolio of services for our customers around the world. The services we will offer include system planning, network audits, network monitoring, maintenance, logistics and installation. By hiring highly experienced support engineers, through internal and external qua lity programs and audits, and by training our staff formally, we anticipate the services offered by this division will be world-class.

Sales and Marketing

     In the United States, we market and sell most of our products through our own sales force to the ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable television operators, ISPs and OEMs. Internationally, we market and sell our products to telecommunications service providers through our sales force, independent sales representatives, distributors and system integrators. As of June 30, 2001, we employed a sales and marketing force of 80 people. As of June 30, 2001, we had 23 employees in domestic sales and 9 employees in international sales. We sell our products both directly to customers and through domestic and international distributors.

Licenses, Patents and Trademarks

     We incorporate a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. As of June 30, 2001, we have 12 United States patents, 9 foreign patents and 44 patent applications pending covering certain technology used by our operations. The 12 United States patents issued expire between December, 2007 and October, 2018. All of our international patents expire during 2017. In addition, we use technology licensed from others. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Manufacturing

     Our manufacturing process consists primarily of in-house electrical assembly and test performed by our subsidiary in Aguada, Puerto Rico. Our facility is ISO 9002 certified and registered. We are in the process of consolidating our manufacturing facilities in Puerto Rico. Our Puerto Rico subsidiary currently occupies three buildings in Aguada, which will be consolidated into one new facility in Aguadilla during fiscal 2002.

     We previously relied on a subcontractor in Korea for assembly of our wireless products. We completed the transfer of the Korea subcontract manufacturing lines to our Puerto Rico facility in October 2000.

Backlog

     At June 30, 2001, our backlog was approximately $15.9 million compared to approximately $34.6 million at June 30, 2000. Backlog consists of customer orders that are expected to ship within the next twelve months. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Results -- Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors."

Key Customers and Export Sales

     Acterna Worldwide and Samsung accounted for 13.5% and 15.5%, respectively, of our net sales in fiscal year 2001. No single customer accounted for more than 10% of our net sales in each of fiscal 2000 and 1999. Our export sales, which were primarily to Western Europe, Latin America, the Far East and Canada, accounted for 29%, 25% and 29% of our net sales in fiscal years 2001, 2000 and 1999.

     Gains and losses on the conversion to United States dollars of foreign currency accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in foreign currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant.

     Information regarding revenues by geographic areas is included in Note L to the Notes to the Consolidated Financial Statements.

Competition

     Competition in the telecommunications industry in general, and in the new and existing markets we serve, including the wireline infrastructure, network access, wireless and broadband access markets, in particular, is intense and likely to increase substantially. Some of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Competitors in our synchronization products segment include Datum, Inc., Frequency Electronics, Inc., and Oscilloquartz SA. Competitors in our wireless segment include Trimble Navigation, Ltd. and Datum, Inc., and our primary competitor in our broadband access segment is Adtran, Inc. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition.

     The factors on which we compete primarily are product reliability and performance, product features, adherence to standards, customer service and price. While we believe that overall we compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future. Our ability to compete successfully is dependent upon our response to the entry of new competitors or the introduction of new products by our competitors, the average selling prices received for our products, changing technology and customer requirements, development or acquisition of new products, the timing of new product introductions by us or our competitors, continued improvement of existing products, changes in overall worldwide market and economic conditions, cost effectiveness, quality, price, service and market acceptance of our products. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Results -- The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenues could decline."

Research and Development

     As of June 30, 2001, we had approximately 36 engineers and technicians directly involved in the design and development of our products. We focused our development efforts in fiscal 2001 on the development of both hardware and software technologies. Our new product development program includes DSL repeaters, advanced bonding for the international standard referred to as G.SHDSL, integrated access devices, wireline and wireless synchronization and network management software. In fiscal years 2001, 2000 and 1999 our overall research and development expenditures were $12.9 million, $16.6 million and $13.7 million, respectively. We expensed all research and development expenditures as they were incurred.

     Our primary product development center is in San Jose, California. We also develop products in Aguada, Puerto Rico.

Government Regulation

     The telecommunications industry is subject to government regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our telecommunications products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations, which set installation and equipment standards for newly installed hardware.

Environmental Regulation

     Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities.

Sources and Availability of Raw Materials

     We primarily use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components, including oscillators, antennas and timing receivers from third-party suppliers. During fiscal 2001, our experience in obtaining needed standard parts and services from our suppliers improved greatly. We have attempted to manage our risk by maintaining a reserve of certain single source components, identifying alternative suppliers and maintaining quality relationships with our suppliers. The inability to obtain sufficient key components as required could result in delays or reductions in product shipments, which could materially harm our business.

Employees

     At June 30, 2001, we had 510 employees, including 309 in manufacturing, 48 in engineering and 153 in sales, marketing and administration. We believe that our future success is highly dependent on our ability to attract and retain highly qualified management, sales, marketing and technical personnel. Accordingly, we maintain employee incentive, deferred compensation and stock plans for certain of our employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Properties

     The following are our principal facilities as of June 30, 2001:

                                                                         Approximate Floor        Owned/Lease
      Location                          Principal Operations               Area (Sq. Ft.)       Expiration Date
--------------------------    ---------------------------------------   -------------------    -----------------
San Jose, California          Administration, sales, and engineering          118,000             April 2009
Aguada, Puerto Rico           Manufacturing                                    22,000             October 2001
Aguada, Puerto Rico           Manufacturing                                    22,000             April 2002
Aguada, Puerto Rico           Manufacturing                                    22,000             April 2002
Aguadilla, Puerto Rico        Manufacturing                                    79,000             June 2012


     During fiscal 2001, we leased a facility in Aguadilla, Puerto Rico to consolidate all of our Puerto Rico operations in one building. The move to this facility will be done in two stages over a one-year period starting in the first quarter of fiscal year 2002. We have sublet approximately 34,000 square feet of our San Jose facility through December 2004. We believe that our current facilities are well maintained and generally adequate to meet short-term requirements.

Item 3. Legal Proceedings

     In January 1994, a securities class action complaint was filed against us and certain of our former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of our stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment in favor of us, our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. We believe that the complaint is without merit and intend to continue to defend the action vigorously if necessary. We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, we believe that the final outcome of such matters will not have a material impact on our financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     Following is a list of our executive officers as of August 31, 2001 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of shareholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

             Name              Age                Position
     -----------------------  ----- --------------------------------------------

     Thomas W. Steipp ......   52   Chief Executive Officer
     William Slater ........   50   Chief Financial Officer and Secretary
     Dale A. Pelletier .....   50   Senior Vice President, Operations
     Frederick B. Stroupe ..   58   Executive Vice President and General Manager

     Mr. Steipp has served as Chief Executive Officer of Symmetricom since October 1999. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of the Company from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of the Company, from March 1998 to December 1998. Prior to joining the Company, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta. From January 1979 to January 1996, Mr. Steipp held various management positions in operations and marketing with Hewlett-Packard Company. While at Hewlett-Packard, Mr. Steipp served as General Manager of the Federal Computer Division from January 1991 to January 1996 and Manager of Federal Sales & Marketing from August

1990 to January 1991. From January 1989 to August 1990, Mr. Steipp was Manager, Systems Integration Operations.

     Mr. Slater has served as Chief Financial Officer and Secretary of the Company since August 2000. From September 1992 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company that was a division of Viacom. Previously, Mr. Slater served as Vice President of Financial Planning in the publishing industry with Simon & Schuster for six years. Mr. Slater served as Controller of Revlon's Professional Products Division Between 1978 and 1985. Prior to that, Mr. Slater worked for Touche Ross.

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

     Mr. Stroupe has served as Executive Vice President and General Manager of the Company since June 2000. Mr. Stroupe served as Senior Vice President, Worldwide Sales and Service of the Company from April 1997 to June 2000 and as Vice President, Sales from October 1993 to April 1997. From July 1991 to October 1993, Mr. Stroupe served as Vice President, Sales, Telecom Solutions, a division of the Company. From August 1990 to July 1991, Mr. Stroupe served as Director, Sales and as Director, Sales-West from August 1987 to August 1990. Prior to joining the Company Mr. Stroupe served in the telecommunications industry primarily with General Electric for 12 years and Rockwell International/Wescom for 13 years.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock, no par value ("Common Stock"), is traded on the Nasdaq National Market, or Nasdaq, under the symbol "SYMM." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq as reported in its consolidated transaction reporting system.

                                                        High          Low
                                                     -----------   -----------
     Year ended June 30, 2001
          First Quarter ........................      $ 25.625      $  7.750
          Second Quarter .......................        15.875         8.547
          Third Quarter ........................        19.875         9.500
          Fourth Quarter .......................        18.430        11.650

     Year ended June 30, 2000
          First Quarter ........................         6.916         4.583
          Second Quarter .......................         8.583         4.333
          Third Quarter ........................        10.333         6.000
          Fourth Quarter .......................        17.333         5.833



     As of June 30, 2001, the Common Stock was held by 1,213 stockholders of record. The Company has not declared or paid dividends on its capital stock during the last two fiscal years and does not anticipate paying any dividends in the foreseeable future. The above high and low sales prices for the Common Stock have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend in August 2000.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.


                                                                                           Year ended June 30,
                                                                     ---------------------------------------------------------------
                                                                        2001         2000         1999          1998          1997
                                                                     ---------    ---------    ---------     ---------     ---------
                                                                                (In thousands, except per share amounts)
Operating Results:
  Net sales .....................................................    $ 152,668    $ 107,557    $  76,915     $  73,311     $  89,718
  Operating income ..............................................       21,784        3,654        2,322         4,192         9,625
  Earnings from continuing operations before
     income taxes ...............................................       34,877        5,273        3,524         5,175        11,431
  Earnings from continuing operations ...........................       28,824        5,043        2,784         4,016         9,030
  Earnings (loss) from discontinued operations ..................          506           --       (3,979)       (5,546)        4,424
  Net earnings (loss) ...........................................       29,330        5,043       (1,195)       (1,530)       13,454
  Basic earnings per share from continuing operations ...........         1.23          .22          .12           .17           .38
  Basic earnings (loss) per share from discontinued
     operations .................................................          .02           --         (.17)         (.24)          .19
  Basic net earnings (loss) per share ...........................         1.25          .22         (.05)         (.07)          .57
  Diluted earnings per share from continuing
     operations .................................................         1.15          .21          .12           .17           .37
  Diluted earnings (loss) per share from discontinued
     operations .................................................          .02           --         (.17)         (.23)          .18
  Diluted net earnings (loss) per share .........................         1.17          .21         (.05)         (.06)          .55
Balance Sheet:
  Cash and investments ..........................................       60,672       55,299       59,197        34,342        41,587
  Working capital ...............................................       87,324       66,386       66,591        71,997        74,639
  Total assets ..................................................      155,403      134,669      106,320       108,446       115,822



                                                                                           Year ended June 30,
                                                                     ---------------------------------------------------------------
                                                                        2001         2000         1999          1998          1997
                                                                     ---------    ---------    ---------     ---------     ---------
                                                                                (In thousands, except per share amounts)
  Long-term obligations .........................................        7,184       7,679         8,069         8,368         8,583
  Shareholders' equity ..........................................      120,117      95,020        79,604        84,357        87,603


     Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split effected in the form of a stock dividend in August 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the extent of worldwide use of our products, future research and development costs related to acquired products, our anticipated research and development efforts, the effect of the adoption of certain accounting pronouncements, the adequacy of our capital resources, our operating results, our reliance on a few customers, price erosion in our products lines, our strategy with regard to protecting our patents, the importance of our patents, our development of new products, the factors that may affect our ability to compete, sales to international customers, the effect of short-term fluctuations in interest rates on our business and the impact of fluctuations in foreign exchange rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

     Symmetricom designs, manufactures and markets advanced solutions for the global telecommunications industry. Our synchronization and timing products control or synchronize the flow of voice, video, and data information in both wireline and wireless telecommunication networks. We believe that our synchronization and timing products have been installed in wireline and wireless networks in more than 80 countries.

     Symmetricom's broadband products help maximize the deliverable bandwidth over the copper telephone infrastructure, reducing the distance barriers for the consumer market and the cost barriers in the business market for value-added broadband services. Our transmission products are used to support intelligent, fault-tolerant, digital transmission terminals that automatically reroute disrupted, high priority telephone data links. We also provide contract manufacturing services, utilizing our production facilities to manufacture third-party products. Recently, we formed a new division, Symmetricom Global Services, to provide network synchronization design services, implementation project management, on-site maintenance, disaster recovery planning and customized consulting services.

     Symmetricom's customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable TV operators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs.

     On September 29, 2000, we sold our United Kingdom-based dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $0.6 million cash subject to an escrow agreement. We maintain a 19% investment stake in Sarantel Limited. We realized a gain of $0.1 million or $0.08 million after taxes related to the sale of our Antenna Division.

     On March 30, 2000, we sold our GPS division to Parthus Technologies PLC, formerly Silicon Systems, Ltd., or SSL, for $9.5 million in cash. Additionally, Symmetricom made a $3.0 million investment in shares of Parthus. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division. During fiscal 2001, we realized a gain of $1.8 million from the sale of Parthus stock.

     On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business, or HP
Product Line business, for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, intangible assets of $14.9 million, and in-process research and development, or IP R&D, of $3.5 million. Intangible assets associated with the acquisition includes goodwill of $3.2 million, customer lists of $1.3 million, workforce of $1.4 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for goodwill, 10 years for customer lists, 7 years for workforce, SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years. In connection with this transaction, we recorded $6.8 million of non-recurring charges, including $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses, which was paid out in full during the first quarter of fiscal 2000. All products related to the acquisition are complete and we do not expect to incur any additional significant research or development costs related to these products.

     On April 14, 1999, we sold our Linfinity Microelectronics, Inc. ("Linfinity") semiconductor subsidiary to Microsemi Corporation for $24.1 million in cash, of which $1.1 million is subject to an escrow agreement. The per share consideration paid to shareholders of Linfinity was $2.96 per preferred share and $1.46 per common share. The outstanding capital stock of Linfinity was comprised of 6,000,000 shares of preferred stock and 4,197,824 shares of common stock. There were stock options outstanding to purchase 121,449 and 109,000 shares of Linfinity's common stock at $0.50 and $0.80 per share, respectively. The holders of these options were entitled to receive in cash the difference between $1.46 and the option exercise price. Of the $24.1 million aggregate purchase price, $23.6 million was paid to us (including amounts currently held in escrow) and $0.5 million was paid to the former minority shareholders and optionholders of Linfinity.

     The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented.

     On August 4, 2001, our Board of Directors adopted a shareholder rights plan and declared a dividend at the rate of one right for each share of common stock. The rights will be distributed as a non-taxable dividend and will expire August 2011. The rights will be exercisable only in the event that a person or group acquires 15 percent or more of, or initiates a tender offer or exchange offer on, our outstanding common stock. Under these circumstances, all rights holders, except the acquiring person or group, will be entitled to buy our common stock at a discount. The effect of the shareholders rights plan is to discourage acquisitions of 15 percent or more of our common stock in the absence of negotiations with our Board of Directors.

Results of Operations

     Net Sales

         Net sales increased by $45.1 million, or 41.9%, to $152.7 million in fiscal 2001 as compared to $107.6 million in fiscal 2000. Net sales in fiscal 1999 were $76.9 million. The $45.1 million increase in net sales in fiscal 2001 is primarily comprised of an increase in the sales of our wireless and synchronization products which includes the following: $32.8 million from existing customers who were expanding their operations and $12.3 million from all other sources. Net sales of wireless products increased 70.3% to $28.1 million in fiscal 2001 from $16.5 million in fiscal 2000, while net sales of synchronization products increased 45.2% to $112.5 million in fiscal 2001 from $77.5 million in fiscal 2000. The increase in fiscal 2000 net sales as compared to fiscal 1999 was due primarily to revenue from the wireless products acquired in the HP Product Line business transaction and higher sales of synchronization products.

     Gross Profit Margin

         Gross profit as a percentage of net sales was 44.3%, 43.2%, and 47.8% in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, the increase in gross profit margin was primarily due to lower material costs resulting from favorable prices on higher volume component purchases as well as a favorable mix due to increased sales of higher margin products, such as our ST3E clocks and our TimeSource 3000, 3500 and 3600 products. In fiscal 2000, the decrease in the gross profit margin was primarily due to lower margins resulting from sales of acquired HP Product Line products and less favorable manufacturing efficiencies.

     Operating Expenses

         Research and development expense was $12.9 million, or 8.5% of net sales, $16.6 million, or 15.4% of net sales, and $13.7 million, or 17.8% of net sales, in fiscal 2001, 2000, and 1999, respectively. The decrease in research and development during fiscal 2001 is due to a reduction in employee headcount in research and development, management's decision to provide a more concentrated focus on specific research and development projects, and the sale of the GPS division in the third quarter of fiscal 2000. The increase in research and development expense during fiscal 2000 was primarily the result of our investment in both new products and core technology and the increased headcount in engineering in connection with the acquisition of the HP Product Line business. In the future, we plan to increase our research and development efforts in our Broadband Access Division, which includes our GoLong and GoWide products.

         Selling, general and administrative expense including amortization of goodwill and intangibles was $33.0 million, or 21.6% of net sales, $26.2 million, or 24.3% of net sales, and $20.8 million, or 27.0% of net sales, in fiscal 2001, 2000, and 1999, respectively. The increase in the aggregate dollars expensed during fiscal 2001 is the result of an increase in selling expenses, which is consistent with the increase in sales volume for the fiscal year. Also, during fiscal 2001 we opened a new sales office in Hong Kong and hired additional employees in order to meet increased product demand.

         In fiscal 2001, we recorded a non-recurring gain of $0.04 million, which included a gain of $0.1 million or $0.08 million after taxes, on the sale of the United Kingdom-based dielectric Antenna Division, offset by a $0.06 million charge due to costs incurred in connection with the termination of certain employees.

     Gain on Sales of Equity Investments

         In fiscal 2001, we recorded a non-recurring gain on the sale of equity investments of $11.3 million, or 7.4% of net sales. The gain was comprised of a $1.8 million gain from the sale of stock in Parthus and a $9.5 million gain from the sale of stock of Brocade, Inc.

     Interest Income

         Interest income was $2.4 million, $2.3 million and $1.9 million in fiscal 2001, 2000, and 1999, respectively. The increase in fiscal 2001 was primarily due to the increase in cash, cash equivalents and short-term investments as a result of increased cash flow from operations, as well as cash proceeds from the sale of equity investments. The increase in fiscal 2000 was primarily due to the increase in cash, cash equivalents and short-term investments from the $23.0 million in proceeds from the sale of Linfinity and the $9.5 million in proceeds from the sale of the GPS division, partially offset by the $19.4 million cash expenditure to acquire the HP Product Line business and the $3.0 million cash expenditure for Parthus subscription shares.

     Interest Expense

         Interest expense was constant at approximately $0.7 million in fiscal 2001, 2000, and 1999, respectively. Our interest expense results from the capital lease for our building in San Jose.

     Income Taxes

         The income tax provision was $6.1 million (effective tax rate of 17.4%), $0.2 million (effective tax rate of 4.4%), and $0.7 million (effective tax rate of 21.0%) in fiscal 2001, 2000 and 1999, respectively. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of the Company `s Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited in fiscal years 2003 through 2006, based on certain prior year Puerto Rico earnings. Certain deferred tax assets remain subject to a valuation allowance that was substantially reduced in fiscal 2001. The remaining valuation allowance is attributable to stock option transactions and will be credited to common stock when the related deferred assets are realized. In recent years, the effective tax rate has fluctuated as a result of the impact of nonrecurring gains and losses, the acquisition and disposition of business lines and changes to the valuation allowance.

     Gain/loss from Discontinued Operations

         During our fiscal year ended June 30, 2001, we recognized a gain of $0.5 million or $0.02 per share (diluted), net of taxes, on the sale of discontinued operations related to the Linfinity business. The gain represents an adjustment to the estimate for selling-related expenses incurred during the disposition of the business. The loss from discontinued operation was $4.0 million or $0.17 per share (diluted) in fiscal 1999.

         As a result of the factors discussed above, net earnings were $29.3 million or $1.17 per share (diluted) in fiscal 2001 compared to $5.0 million or $0.21 per share (diluted) in fiscal 2000 and a net loss of $1.2 million or $0.05 per share (diluted) in fiscal 1999.

     Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 during the first quarter of fiscal 2002. The impact of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements has not yet been determined.

         In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN No. 44 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires that we recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. We adopted SFAS No. 133 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We adopted SAB No. 101 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

         Working capital increased to $87.3 million at June 30, 2001 from $66.4 million at June 30, 2000, while the current ratio increased to 4.2 from 3.1. The increase in the current ratio is a result of increased cash flow from operations as well as cash proceeds from the sale of equity investments. During the same period cash, cash equivalents and short-term investments increased to $60.7 million from $55.3 million, primarily due to $17.6 million provided by operating activities, $5.8 million from the issuance of common stock and $12.9 million in proceeds from the sale of equity investments, offset by $8.3 million used for capital expenditures and $5.7 million used for the repurchase of our common stock.

         Accounts receivable at June 30, 2001 increased by $3.8 million to $23.4 million, or 15.3% of net sales. The increase is due to the increased sales volume versus prior year. Days' sales outstanding in receivables decreased to 59 days at June 30, 2001, compared to 66 days at June 30, 2000 primarily due to higher sales at the end of the period.

         Inventory levels at June 30, 2001 increased by $2.9 million to $25.2 million from $22.4 million at June 30, 2000. The inventory turnover was 3.6 turns for the year ended June 30, 2001 compared to 3.7 turns for the year ended June 30, 2000. The increase in inventory was primarily due to a planned build up in raw material inventory to avoid component shortages and to compensate for long lead-times while managing inventory requirements to meet higher sales.

         During the years ended June 30, 2001 and June 30, 2000, we made investments totaling $44.9 million and $44.2 million, respectively, in commercial paper. During the years ended June 30, 2001 and 2000, proceeds from maturities and sales of commercial paper were $49.4 million and $38.1 million, respectively. The proceeds from the sales of equity investments totaled $12.9 million for the year ended June 30, 2001.

         We believe that cash, cash equivalents, short-term investments and funds generated from operations will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2002. At June 30, 2001 we had outstanding commitments of $0.5 million to purchase capital equipment.

Factors That May Affect Results

Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

         We believe that period to period comparisons of our operating results are not a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

         . the ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

         .   changes in our products or mix of sales to customers;

         .   our ability to manage fluctuations in manufacturing yields;

         .   our ability to manage the level and value of our inventories;

         . our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

         .   the gain or loss of significant customers;

         . our ability to introduce new products on a timely and cost-effective basis;

         .   customer delays in qualification of new products;

         . market acceptance of new or enhanced versions of our products and our competitors' products;

         . our ability to manage increased competition and competitive pricing pressures;

         . our ability to manage fluctuations, especially declines, in the average selling prices of our products;

         . the ability to manage the long sales cycle associated with our products;

         . the ability to manage cyclical conditions in the telecommunications industry; and

         . reduced rates of growth of telecommunications services and high-bandwidth applications.

         A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Significant decreases in demand for our products or reduction in our average selling prices, or any material delay in customer orders may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on changes in general economic conditions, conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers' ability to pay us

         Demand for products in the telecommunications industry, including our products, declined dramatically during the third quarter of fiscal 2001 and continued to decline in the fourth quarter of fiscal 2001 due to the downturn in the telecommunication market. We do not know when the telecommunications market will recover. The downturn in the telecommunications market has resulted in decreased orders of our products by our customers and could result in prospective customers delaying their decision to use our products or services. The financial condition of some of our customers may also have been adversely affected by the economic downturn. If customers are unable to pay us for products delivered or services rendered, our results of operations could be negatively impacted.

         A substantial portion of our quarterly net sales depends on orders received and shipped during a particular quarter, of which a significant portion may be received during the last month or even the last days of that quarter. The timing of the receipt and shipment of even one large order may have a significant impact on our net sales and results of operations for such a quarter. Most orders in our backlog can be rescheduled or canceled without any significant penalty. As a result, it is difficult to predict our quarterly results, even during the final days of a quarter.

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

         A relatively small number of customers have historically accounted for a significant portion of our net sales. Two customers accounted for 13.5% and
15.5 % of our net sales in fiscal 2001. We expect we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly. For example, our sales to Samsung were $23.6 million in fiscal 2001 and $10.7 million in fiscal 2000 compared to zero in fiscal 1999. We expect sales to Samsung in fiscal 2002 to be significantly lower than in fiscal 2001 and could be significantly lower than fiscal 2000. We cannot be sure as to the timing or level of future sales to our customers. If we lose one or more of our significant customers, or if there is a significant reduction or delay in sales to any customer, our business and operating results may be harmed.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

         The markets for our products are characterized by:

         .   rapidly changing technology;

         .   evolving industry standards;

         .   changes in end-user requirements; and

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

         The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. In the future, we expect to develop certain new products that we may not successfully develop. Delays in new product development or delays in production startup could reduce sales of our products, which would negatively impact our revenue.

Our products are complex and may contain errors or design flaws which could be costly to correct

         Our products are complex and often use state of the art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers, and increased service and warranty costs. The occurrence of any of these factors could cause our net sales to decline.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenues could decline

         We believe that competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets, and ILECs may become competitors in the future. Our ability to compete successfully in the future will depend on many factors including:

         . the cost effectiveness, quality, price, service and market acceptance of our products;

         . our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

         .   the average selling prices received for our products;

         . our ability to keep pace with changing technology and customer requirements;

         .   our continued improvement of existing products;

         .   the timely development or acquisition of new or enhanced products;
             and

         .   the timing of new product introductions by our competitors or us.

         Many of our competitors or potential competitors are more established and have greater financial, manufacturing, technical and marketing resources.

         These competitors may be able to respond more quickly to new and emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. We expect to continue to experience pricing pressures from our competitors in all of our markets and continued price erosion in several of our product lines. If we are unable to compete by delivering new products or by delivering competitive products at lower prices, we could lose market share which could cause our business to suffer.

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

         Our success will depend on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. There can be no assurance that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us.

Third parties may assert intellectual property infringement claims, which would be difficult to defend, costly and may result in our loss of significant rights

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are currently not a party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

         As part of our growth strategy we may acquire other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities and offer growth opportunities. Our future acquisitions may involve risks such as the following:

         .   we may be exposed to unknown liabilities of the acquired business;

         .   we may incur significant one-time write-offs;

         . we may experience problems in combining the acquired operations, technologies or products;

         . we may overestimate the revenues and profits that we expect the acquired business to generate;

         . we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

         .   our management's attention may be diverted from our core business;

         . our existing business relationships with suppliers and customers may be impaired;

         . we may encounter difficulties in entering markets in which we have no or limited prior experience;

         . we may be unable to retain key employees of the purchased organizations; and

         . our stockholders may be diluted if we pay for the acquisition with equity securities.

         There can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel from any future acquisitions. If we fail to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, our operations and business could be harmed. If we acquire additional business not located near San Jose, California, we may experience more difficulty integrating and managing the acquired business' operations.

We are subject to environmental regulations that could result in costly environmental liability that could exceed our resources

         Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in such regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed all potential instances of noncompliance, possible injury or possible contamination. The liabilities arising from any noncompliance with such environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our manufacturing operations and increase our expenses

         California is in the midst of an energy crisis that could have a negative impact on our operating activities. California is currently experiencing prolonged energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies. Although the majority of our manufacturing operations are located outside of California, we conduct our research and development activities as well as some pilot manufacturing and testing at our headquarters in San Jose, California. If blackouts interrupt our power supply, we may be unable to continue our research and development efforts. Any such interruptions could delay the development, pilot manufacturing or testing of new products. We do not presently have back-up power generating capacity at our San Jose, California facility. Future interruptions in our power supply or further increases in the cost of power could have a material adverse affect on our operations, reputation and financial results.

Our customers may be subject to governmental regulations, which, if changed, could negatively impact our business results

         Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we are not directly affected by such legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could negatively impact our business results.

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

         Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada accounted for 29.0% of net sales in fiscal 2001, 25.0% of our net sales in fiscal 2000 and 29.0% of our net sales in fiscal 1999. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because a significant portion of our sales are to customers outside of the United States we are subject to risks, including:

         .   foreign currency fluctuations;

         .   export restrictions;

         .   longer payment cycles;

         .   unexpected changes in regulatory requirements or tariffs;

         . protectionist laws and business practices that favor local competition;

         .   dependence on local vendors; and

         . reduced or limited protection of intellectual property rights and political and economic instability.

         To date, very few of our international revenues and cost obligations have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive, and thus, less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in these foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

         Although we believe that we currently have adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our business could be materially affected.

Increases in our effective tax rate will negatively impact our cash flow

         Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which allows us to exempt qualified Puerto Rican earnings from our total earnings when calculating our effective tax rate. Historically, our effective tax rate has been reduced by using this exemption. Our overall effective tax rate could increase during fiscal years 2003 through 2006 as the exemption will become subject to certain wage-based limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

         Our exposure to market risk due to fluctuations in interest rates relates primarily to our short-term investment portfolio, which consists of corporate debt and equity securities which are classified as available-for-sale and were reported at an aggregate fair value of $15.7 million as of June 30, 2001. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2001, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

         Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various foreign countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and the Company does not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.1 million at June 30, 2001, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

         Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on our business. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the United States, foreign and global economies which could materially harm our business.

Item 8. Financial Statements and Supplementary Data



                                                                                                           Page
                                                                                                           ----
         Independent Auditors' Report ....................................................................  25
         Consolidated Balance Sheets at June 30, 2001 and 2000 ...........................................  26
         Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999 ..........  27
         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
           Ended June 30, 2001, 2000 and 1999 ............................................................  28
         Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999 ..........  29
         Notes to the Consolidated Financial Statements ..................................................  31


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Symmetricom, Inc.

         We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
San Jose, California
July 26, 2001
(August 4, 2001 as to Note N)

                                SYMMETRICOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                                  June 30,
                                                                                                          --------------------------
                                                                                                             2001            2000
                                                                                                          ----------      ----------
ASSETS
Current assets:
         Cash and cash equivalents                                                                        $   44,989       $  19,283
         Short-term investments                                                                               15,683          36,016
                                                                                                          ----------      ----------
         Cash and investments                                                                                 60,672          55,299
         Accounts receivable, net of allowance for doubtful accounts of $994 and $322                         23,425          19,588
         Inventories                                                                                          25,242          22,357
         Prepaids and other current assets                                                                     5,562             909
                                                                                                          ----------      ----------
                  Total current assets                                                                       114,901          98,153
Property, plant and equipment, net                                                                            23,379          19,960
Goodwill, net                                                                                                  2,672           3,002
Other intangible assets, net                                                                                   9,120          10,607
Deferred taxes and other assets                                                                                4,831           2,447
Note receivable from employee                                                                                    500             500
                                                                                                          ----------      ----------
                           Total assets                                                                   $  155,403       $ 134,669
                                                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                                 $    5,328       $   8,407
         Accrued compensation                                                                                  7,526           6,430
         Other accrued liabilities                                                                            14,229          16,539
         Current maturities of long-term obligations                                                             494             391
                                                                                                          ----------      ----------
                  Total current liabilities                                                                   27,577          31,767
Long-term obligations                                                                                          7,184           7,679
Deferred income taxes                                                                                            525             203
                                                                                                          ----------      ----------
                  Total liabilities                                                                           35,286          39,649
                                                                                                          ----------      ----------
Shareholders' equity:
         Preferred stock, no par value; 500 shares authorized, none issued                                        --              --
         Common stock, no par value; 150,000 shares authorized, 23,651
           and 22,913 shares issued and outstanding                                                           30,747          20,503
         Shareholder note receivable                                                                            (555)             --
         Accumulated other comprehensive income                                                                1,490          10,204
         Retained earnings                                                                                    88,435          64,313
                                                                                                          ----------      ----------
                  Total shareholders' equity                                                                 120,117          95,020
                                                                                                          ----------      ----------
                           Total liabilities and shareholders' equity                                     $  155,403       $ 134,669
                                                                                                          ==========      ==========


See notes to the consolidated financial statements.

SYMMETRICOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                             Year ended June 30,
                                                                              ------------------------------------------------
                                                                                  2001              2000              1999
                                                                              ------------      ------------      ------------
Net sales                                                                      $   152,668       $   107,557       $    76,915
Cost of sales                                                                       85,003            61,047            40,169
                                                                              ------------      ------------      ------------
                   Gross profit                                                     67,665            46,510            36,746
Operating expenses:
         Research and development                                                   12,908            16,575            13,671
         Selling, general and administrative                                        31,050            24,682            18,314
         Amortization of goodwill and intangibles                                    1,960             1,470             2,439
         Non-recurring loss (gain)                                                     (37)            6,818                --
         Gain on sale of GPS Division                                                   --            (6,689)               --
                                                                              ------------      ------------      ------------
                  Operating income                                                  21,784             3,654             2,322
Gain on sale of equity investments                                                  11,325                --                --
Interest income                                                                      2,432             2,302             1,917
Interest expense                                                                      (664)             (683)             (715)
                                                                              ------------      ------------      ------------
                  Earnings before income taxes                                      34,877             5,273             3,524
Income tax provision                                                                 6,053               230               740
                                                                              ------------      ------------      ------------
                  Earnings from continuing operations                               28,824             5,043             2,784
Gain (loss) from discontinued Linfinity operations, net of tax                         506                --            (3,979)
                                                                              ------------      ------------      ------------
Net earnings (loss)                                                            $    29,330       $     5,043       $    (1,195)
                                                                              ============      ============      ============

Earnings (loss) per share - basic:

         Earnings from continuing operations                                   $      1.23       $       .22       $       .12
         Gain (loss) from discontinued operations                                      .02                --              (.17)
                                                                              ------------      ------------      ------------
Net earnings (loss)                                                            $      1.25       $       .22       $      (.05)
                                                                              ============      ============      ============
Weighted average shares outstanding - basic                                         23,474            22,593            22,952
                                                                              ============      ============      ============

Earnings (loss) per share - diluted:

         Earnings from continuing operations                                   $      1.15       $       .21       $       .12
         Gain (loss) from discontinued operations                                      .02                --              (.17)
                                                                              ------------      ------------      ------------
Net earnings (loss)                                                            $      1.17       $       .21       $      (.05)
                                                                              ============      ============      ============
Weighted average shares outstanding - diluted                                       25,005            23,510            23,093
                                                                              ============      ============      ============


See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In thousands)




                                                                                  Accumulated                 Total       Total
                                                   Common Stock      Shareholder     Other                    Share-     Compre-
                                               --------------------     Note     Comprehensive  Retained     holders'    hensive
                                                Shares      Amount   Receivable     Income      Earnings      Equity  Income (loss)
                                               --------   ---------  ----------- ------------- ----------   --------- -------------
Balance at June 30, 1998                        23,658    $  23,892  $       --   $       --    $  60,465   $  84,357

   Issuance of common stock:
     Stock option exercises, net of shares
      tendered upon exercise                        18           13                                    --          13
     Employee stock purchase plan                  207          712                                    --         712
   Repurchase of common stock                   (1,494)      (5,683)                                   --      (5,683)
   Comprehensive income:
     Earnings from continuing operations            --           --                                 2,784       2,784  $    2,784
     Loss from discontinued operations              --           --                                (3,979)     (3,979)     (3,979)
     Unrealized gain on securities, net of
      deferred taxes of $400                        --           --                    1,400           --       1,400       1,400
                                               -------    ---------  ----------   ----------    ---------   ---------  ----------
Balance at June 30, 1999                        22,389       18,934          --        1,400       59,270      79,604  $      205
                                                                                                                       ==========
   Issuance of common stock:
     Stock option exercises, net of shares
      tendered upon exercise                     1,002        3,566                                    --       3,566
     Employee stock purchase plan                  150          634                                    --         634
     Tax benefit from stock option plans            --          300                                    --         300
   Repurchase of common stock                     (628)      (2,931)                                   --      (2,931)
   Comprehensive income:
     Earnings from continuing operations            --           --                                 5,043       5,043  $    5,043
     Unrealized gain on securities, net of
      deferred taxes of $6,802                      --           --                    8,804           --       8,804       8,804
                                               -------    ---------  ----------   ----------    ---------   ---------  ----------
Balance at June 30, 2000                        22,913       20,503          --       10,204       64,313      95,020  $   13,847
                                                                                                                       ==========
   Issuance of common stock:
     Stock option exercises, net of shares
      tendered upon exercise                     1,121        5,268                       --           --       5,268  $       --
     Employee stock purchase plan                  102          761                       --           --         761          --
     Tax benefit from stock option plans            --        4,738                       --           --       4,738          --
   Repurchase of common stock                     (485)        (523)                      --       (5,208)     (5,731)         --
   Shareholder note receivable                      --                     (555)          --           --        (555)         --
   Comprehensive income:
     Earnings from continuing operations            --           --                       --       28,824      28,824      28,824
     Gain from discontinued operations              --           --                       --          506         506         506
     Unrealized gain (loss) on securities,
      net of deferred taxes of $5,684               --           --          --       (8,714)          --      (8,714)     (8,714)
                                               -------    ---------  ----------   ----------    ---------   ---------  ----------
Balance at June 30, 2001                        23,651    $  30,747  $     (555)  $    1,490    $  88,435   $ 120,117  $   20,616
                                               =======    =========  ==========   ==========    =========   =========  ==========

See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                           Year ended June 30,
                                                               -------------------------------------------
                                                                   2001            2000           1999
                                                               ------------     -----------    -----------
Cash flows from operating activities:
Net earnings (loss)                                            $     29,330     $     5,043    $    (1,195)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used for) operating activities:
  (Gain) loss from discontinued operations and disposal                (506)             --          3,979
  Purchased in-process research and development                          --           3,468             --
  Depreciation and amortization                                       6,340           6,426          4,556
  Deferred income taxes                                              (4,246)         (2,239)          (442)
  Forgiveness of note receivable from employee                          100             100            100
  Gain on sale of equity investments                                (11,325)             --             --
  Gain on sale of Antenna Division                                      (99)             --             --
  Gain on sale of GPS division                                           --          (6,689)            --
  Changes in assets and liabilities, net of effects of
    acquisitions and dispositions:
    Accounts receivable                                              (3,837)         (8,673)          (374)
    Inventories                                                      (2,885)        (11,734)           784
    Prepaids and other current assets                                (1,905)            272           (256)
    Accounts payable                                                 (3,079)          4,843          1,202
    Accrued compensation                                              1,096              --             --
    Other accrued liabilities                                         8,619           3,395          2,765
                                                               ------------     -----------    -----------
      Net cash provided by (used for) continuing operations          17,603          (5,788)        11,119
      Net cash used for discontinued operations                          --              --         (2,198)
                                                               ------------     -----------    -----------
      Net cash provided by (used for) operating activities           17,603          (5,788)         8,921
                                                               ------------     -----------    -----------


Cash flows from investing activities:
  Cash paid for disposition/acquisition and related costs              (228)        (19,419)            --
  GPS assets sold, net of cash received                                  --           9,453             --
  Purchases of short-term investments                               (44,945)        (44,218)       (45,927)
  Maturities of short-term investments                               49,353          38,108         36,000
  Proceeds from sale of discontinued operations                          --              --         23,000
  Proceeds from sale of equity investments                           12,851              --             --
  Purchases of plant and equipment, net                              (8,279)         (4,593)        (3,214)
  Other                                                                  --             168           (375)
                                                               ------------     -----------    -----------
      Net cash provided by (used for) investing activities            8,752         (20,501)         9,484
                                                               ------------     -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term obligations                        --              --            595
  Repayment of long-term obligations                                   (392)           (594)          (514)
  Proceeds from issuance of common stock                              5,791           4,200            725
  Shareholder note receivable                                          (317)             --             --
  Repurchase of common stock                                         (5,731)         (2,931)        (5,683)
                                                               ------------     -----------    -----------
      Net cash provided by (used for) financing activities             (649)            675         (4,877)
                                                               ------------     -----------    -----------

      Net increase (decrease) in cash and cash equivalents           25,706         (25,614)        13,528
      Cash and cash equivalents at beginning of year                 19,283          44,897         31,369
                                                               ------------     -----------    -----------
      Cash and cash equivalents at end of year                 $     44,989     $    19,283    $    44,897
                                                               ============     ===========    ===========

                                   (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                   Year ended June 30,
                                                                    ----------------------------------------------
                                                                          2001            2000           1999
                                                                    --------------   -------------   -------------

  Unrealized gain (loss) on securities, net                         $   (8,714)      $   8,804       $  1,400
  Deferred taxes on unrealized gain (loss)                              (5,685)         (6,802)            --
  Cash proceeds in escrow related to the sale of Antenna
    Division, including accrued interest                                   664              --             --
  Issuance of common stock for note receivable                            (238)             --             --

Cash payments for:
  Interest                                                          $      664       $     683       $    715
  Income taxes                                                           4,663           1,596            351


See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

     Business. Symmetricom designs, manufactures and markets solutions for the global telecommunications industry. Our products and services include network synchronization systems and timing elements for most network operators and users, innovative broadband access devices for business and residential applications, and professional services. Our products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today's evolving communications environment.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Fiscal Period. Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2001 actually ended on July 1, 2001. All references to years refer to our fiscal years. Fiscal year 2001 consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks and fiscal year 1999 consisted of 52 weeks.

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

     Short-term Investments. Short-term investments consists of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable equity securities are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity.

The following table summarizes the Company's available-for-sale securities recorded as cash and cash equivalents or short-term investments as of June 30, 2001 and June 30, 2000 (in thousands):


                                                                                 Gross
                                                          Amortized           Unrealized
     June 30, 2001                                           Cost            Gains (losses)         Fair Value
                                                        -------------      ------------------     --------------
     Commercial paper                                      $ 28,430             $     --             $ 28,430
     Corporate equity securities                              1,533                2,796                4,329
                                                        -------------      ------------------     --------------
        Total available-for-sale investments                 29,963                2,796               32,759
     Less amounts classified as cash equivalents            (17,464)                  --              (17,464)
     Deferred compensation plan assets                          576                 (188)                 388
                                                        -------------      ------------------     --------------
        Total short term investments                       $ 13,075             $  2,608             $ 15,683
                                                        =============      ==================     ==============

     June 30, 2000

     Commercial paper                                      $ 28,430             $     --             $ 28,430
     Corporate equity securities                              3,060               17,006               20,066
                                                        -------------      ------------------     --------------
         Total available-for-sale investments                31,490               17,006               48,496
     Less amounts classified as cash equivalents            (12,480)                  --              (12,480)
                                                        -------------      ------------------     --------------
        Total short term investments                       $ 19,010             $ 17,006             $ 36,016
                                                        =============      ==================     ==============


     Fair Values of Financial Instruments. The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations and accounts payable, approximate their carrying amount, which is due to their short-term maturities. The short-term investments in equity instruments are carried at market values. The recorded amount of our capital lease obligation approximates the estimated fair value.

     Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers and distributors. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                             June 30, 2001      June 30, 2000
                                           ----------------   -----------------
                Raw materials                 $   12,623         $   12,094
                Work-in-process                    4,769              4,710
                Finished goods                     7,850              5,553
                                           ----------------   -----------------
                Inventories, net              $   25,242         $   22,357
                                           ================   =================

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term if shorter.

     Intangible assets. Intangible assets are carried at cost and consist of the following (in thousands):

                                                                  June 30, 2001       June 30, 2000
                                                                  -------------       -------------

       Goodwill                                                   $       3,245       $       3,245
       Less: accumulated amortization                                      (573)               (243)
                                                                  -------------       -------------
       Goodwill, net                                              $       2,672       $       3,002
                                                                  =============       =============

       Other intangibles:
       Technology                                                 $       7,607       $       7,607
       Customer lists, workforce, trademarks, other                       4,370               4,227
                                                                  -------------       -------------
       Total gross other intangible assets                               11,977              11,834
       Less: accumulated amortization                                    (2,857)             (1,227)
                                                                  -------------       -------------
       Other intangible assets, net                               $       9,120       $      10,607
                                                                  =============       =============

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

     Long-lived assets. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of long-lived assets and certain identifiable intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the net book value of the asset exceeds the estimated undiscounted future cash flows. As of June 30, 2001 no such impairment has occurred.

     Software Development Costs. Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86), Computer Software to Be Sold, Leased, or Otherwise Marketed. We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

     Foreign Currency Translation. The functional currency of our foreign subsidiaries is the U.S. Dollar. Foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of income are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts that are translated using historical exchange rates. Foreign currency translation amounts have not been material to our operating results for all of the periods presented.

     Revenue Recognition. We recognize revenue from product sales upon shipment, provided that title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, and collectibility is reasonably assured. Service revenue is recognized as the services are performed, provided collection of the related receivable is reasonably assured. At the time of sale, provisions are made for warranty costs, sales returns and price protection.

     Stock Options. We account for employee stock based compensation using the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."
                                       33

     Net Earnings (Loss) Per Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. The antidilutive common equivalent shares from stock options were 971,532 in fiscal 2001, 44,339 in fiscal 2000, and 849,332 in fiscal 1999. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

                                                                          Year ended June 30,
                                                              -----------------------------------------
                                                                2001            2000             1999
                                                              --------        --------         --------
                                                                (In thousands, except per share amounts)

     Earnings from continuing operations                       $28,824         $ 5,043          $ 2,784
     Gain (loss) from discontinued operations                      506              --           (3,979)
                                                              --------        --------         --------
     Net earnings (loss)                                       $29,330         $ 5,043          $(1,195)
                                                              ========        ========         ========
     Weighted average shares outstanding - basic                23,474          22,593           22,952
     Dilutive stock options                                      1,531             917              141
                                                              --------        --------         --------
     Weighted average shares outstanding - diluted              25,005          23,510           23,093
                                                              ========        ========         ========

     Basic earnings (loss) per share                           $  1.25         $   .22          $  (.05)

     Diluted earnings (loss) per share                         $  1.17         $   .21          $  (.05)

     Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2001 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

     Comprehensive Income. Comprehensive income is comprised of two components: net earnings and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of unrealized losses of $2.2 million, net of taxes, on marketable securities categorized as available-for-sale, less a reclassification adjustment for gains on sales of marketable securities included in net earnings of $6.5 million, net of taxes.

     Pro forma Condensed Consolidated Statement of Operations. On September 30, 1999 Symmetricom acquired certain assets of Hewlett-Packard Company's Communication Synchronization Business for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Hewlett-Packard Product Line had been made at the beginning of fiscal 1999.

                                                      Year Ended             Year Ended
                                                     June 30, 2000          June 30, 1999
                                                 -------------------   ----------------------
                                                   (In thousands, except per share amounts)
       Net sales                                        $113,956                 $125,803
       Gross Profit                                       44,200                   38,865
       Net earnings (loss)                                 5,895                  (25,076)
       Earnings (loss) per share - basic                    0.26                   (1.64)
       Earnings (loss) per share - diluted                  0.23                   (1.64)

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

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 during the first quarter of fiscal 2002. The impact of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements has not yet been determined.

         In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN No. 44 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires that we recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. We adopted SFAS No. 133 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We adopted SAB No. 101 during fiscal 2001 and the adoption did not have a material effect on our consolidated financial position or results of operations.

Note B--Acquisition

         On September 30, 1999, Symmetricom acquired certain assets of Hewlett-Packard Company's Communications Synchronization Business ("HP Product Line business") for $19.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. The net purchase price of $19.8 million, which includes cash paid of $19.0 million, transaction costs of $0.4 million and assumed liabilities of $0.4 million was allocated to tangible assets acquired of $1.4 million, intangible assets of $14.9 million, and in-process research and development ("IP R&D") of $3.5 million. Intangible assets associated with the acquisition includes goodwill of $3.2 million, customer lists of $1.3 million, workforce of $1.4 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for goodwill, 10 years for customer lists, 7 years for workforce, SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years. In connection with this transaction, we recorded $6.8 million of non-recurring charges - $3.5 million for IP R&D and $3.3 million for recruiting and employee expenses, which was paid out in full during the first quarter of fiscal 2000. All incomplete research and development projects acquired have been completed during the year with minimal costs and we do not expect to incur any additional significant research or development costs.

Note C--Dispositions

         On September 29, 2000, we sold our United Kingdom based dielectric Antenna Division to a joint venture called Sarantel Limited for approximately $0.6 million cash subject to an escrow agreement. Symmetricom maintains a 19% investment stake in Sarantel Limited. We realized a gain of $0.1 million or $0.08 million after taxes related to the sale of our Antenna Division.

         On March 30, 2000, we sold our GPS division to Parthus Technologies PLC, formerly Silicon Systems, Ltd., or SSL, for $9.5 million in cash. Additionally, Symmetricom made a $3.0 million investment in shares of Parthus. We realized a gain of $6.7 million, or $4.2 million after taxes related to the sale of our GPS division.

Note D--Discontinued Operations

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

         The Linfinity business has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the consolidated balance sheets and the results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. The earnings (loss) from discontinued operations, net of tax, for the three years ended June 30, 2001, is comprised of:

                                                             Year ended June 30,
                                                   --------------------------------------
                                                      2001           2000         1999
                                                   ---------      ---------    ----------
                                                               (In thousands)
Net sales                                          $      --      $      --    $   37,115

Earnings (loss) from operations before taxes                                          (81)
Income taxes                                                                           (8)
                                                                               ----------
Earnings (loss) from operations                                                       (73)
                                                                               ----------
Estimated gain (loss) on sale                      $     849                         (182)
Income taxes                                            (343)                      (3,724)
                                                   ---------                   ----------
Net estimated gain (loss) on sale                        506                       (3,906)
                                                   ---------      ---------    ----------
Gain (loss) from discontinued operations           $     506      $      --    $   (3,979)
                                                   =========      =========    ==========

         During fiscal year ended June 30, 2001, we recognized a gain of $0.5 million, net of taxes, on the sale of discontinued operations related to the Linfinity business. The gain represents an adjustment to the estimate for selling-related expenses incurred during the disposition of the business.

Note E--Balance Sheet Detail

                                                                June 30,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                                                             (In thousands)
           Property, plant and equipment, net:
              Buildings and improvements                  $  9,007    $  9,007
              Machinery and equipment                       30,257      23,132
              Leasehold improvements                         7,782       7,683
                                                          --------    --------
                                                            47,046      39,822
              Accumulated depreciation and amortization    (23,667)    (19,862)
                                                          --------    --------
                                                          $ 23,379    $ 19,960
                                                          ========    ========

         Building and improvements includes $8,750,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. At June 30, 2001, 2000 and 1999, accumulated amortization for this lease totaled $3,045,000, $2,283,000 and $1,522,000, respectively.

                                                                                       June 30,
                                                                              -------------------------
                                                                                  2001          2000
                                                                              ----------    -----------
                                                                                    (In thousands)
             Other accrued liabilities:
               Income taxes payable                                          $   2,246       $   5,742
               Accrued warranty expense                                          5,528           4,471
               Deferred revenue                                                  1,710           1,343
               Other                                                             4,745           4,983
                                                                             ---------       ---------
                                                                             $  14,229       $  16,539
                                                                             =========       =========
             Long-term obligations:
               Capital lease                                                 $   7,678       $   8,070
               Less - current maturities                                          (494)           (391)
                                                                             ---------       ---------
                                                                             $   7,184       $   7,679
                                                                             =========       =========

Note F--Lease Commitments

         During 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in February 2004. At June 30, 2001 the minimum future sublease payments to be received were $4,049,476. We lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1,101,000, in 2001, $922,000 in 2000 and $1,229,000 in 1999, respectively. Future minimum lease payments at June 30, 2001 are as follows:


                                                                                 Capital       Operating
                                                                                  Lease          Lease
                                                                               -----------   ------------
                                                                                      (In thousands)
               For the years:
               2002                                                            $  1,121         $ 1,407
               2003                                                               1,189           1,367
               2004                                                               1,261           1,243
               2005                                                               1,335           1,234
               2006                                                               1,412           1,230
               Thereafter                                                         4,393           2,859
                                                                               --------         -------
               Total minimum lease payments                                      10,711         $ 9,340
               Amount representing interest (8.5%)                               (3,033)        =======
                                                                               --------
               Present value of minimum lease payments                            7,678
               Less - current portion                                              (494)
                                                                               --------
               Long-term obligation                                            $  7,184
                                                                               ========

Note G--Income Taxes

         The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

                                                                  Year ended June 30,
                                                       --------------------------------------
                                                         2001            2000           1999
                                                       -------         -------        -------
                                                                    (In thousands)
            Current:
              Federal                                  $ 7,531         $ 1,863        $   368
              State                                      1,556             161           (169)
              Puerto Rico                                1,117             414          1,030
              Foreign                                       95              31            (47)
                                                       -------         -------        -------
                                                       $10,299         $ 2,469        $ 1,182
                                                       =======         =======        =======
            Deferred:
              Federal                                  $(4,328)        $(1,975)       $    26
              State                                       (303)           (148)           241
              Puerto Rico                                  385            (116)          (709)
                                                       -------         -------        -------
                                                        (4,246)         (2,239)          (442)
                                                       -------         -------        -------
                                                       $ 6,053         $   230        $   740
                                                       =======         =======        =======

         Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The significant components of deferred income tax provision (benefit) are as follows:

                                                                          Year ended June 30,
                                                               ----------------------------------------
                                                                2001              2000           1999
                                                               -------          -------         -------
                                                                            (In thousands)
            Tax credit and net operating loss carryforwards    $ 2,123          $ 1,845         $ 1,707
            Reserves and accruals                               (1,086)            (401)           (360)
            Depreciation and amortization                          (62)          (3,127)         (2,449)
            Deferred taxes on Puerto Rico earnings                 339              (81)           (622)
            Change in valuation allowance                       (5,560)            (475)          1,282
                                                               -------          -------         -------
                                                                (4,246)          (2,239)           (442)
            Deferred taxes on other comprehensive income        (5,684)           6,802               -
                                                               -------          -------         -------
                                                               $(9,930)         $ 4,563         $  (442)
                                                               =======          =======         =======

         The effective income tax rate differs from the federal statutory income tax rate as follows:

                                                                          Year ended June 30,
                                                               ----------------------------------------
                                                                2001             2000             1999
                                                               -------          -------         -------
            Federal statutory income tax rate                    35.0%            35.0%           35.0%
            Federal tax benefit of Puerto Rico operations       (11.2)           (28.7)          (52.9)
            Puerto Rico taxes                                     4.3              5.6             9.1
            State income taxes, net of federal benefit            3.6              0.2             2.0
            Other                                                (1.0)             3.9            (3.1)
            Change in valuation allowance                       (13.3)           (11.6)           30.9
                                                               -------          -------         -------
            Effective income tax rate                            17.4%             4.4%           21.0%
                                                               =======          =======         =======

         The principal components of deferred tax assets and liabilities are as follows:


                                                                                   June 30,
                                                                             --------------------
                                                                               2001         2000
                                                                             -------      -------
                                                                                (In thousands)

             Deferred tax assets:
               Tax credit carryforwards                                      $ 3,749      $ 5,872
               Reserves and accruals                                           3,973        2,887
               Depreciation and amortization                                   6,654        6,592
                                                                             -------      -------
                                                                              14,376       15,351
               Valuation allowance                                            (3,749)      (9,309)
                                                                             -------      -------
                                                                              10,627        6,042
                                                                             -------      -------
             Deferred tax liabilities:
               Unrealized gains in comprehensive income                        1,118        6,802
               Unremitted Puerto Rico earnings                                 2,119        1,780
                                                                             -------      -------
                                                                               3,237        8,582
                                                                             -------      -------
               Net deferred tax asset (liability)                            $ 7,390      $(2,540)
                                                                             =======      =======


Net deferred tax assets (liabilities) are comprised of the following:


                                                                                   June 30,
                                                                             --------------------
                                                                              2001         2000
                                                                             -------      -------
                                                                                 (In thousands)

             Current assets                                                  $ 3,350      $    --
             Non-current assets                                                4,565        2,407
             Current liabilities                                                  --       (4,744)
             Non-current liabilities                                            (525)        (203)
                                                                             -------      -------
             Net deferred tax assets (liabilities)                           $ 7,390      $(2,540)
                                                                             =======      =======

         At June 30, 2001, for federal income tax purposes, we had research and development tax credit carry-forwards of approximately $930,000, which expire in the years 2010 through 2013, and alternative minimum tax credit carryforwards of approximately $2,261,000, which have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $550,000, which have no expiration date.

         Based on our assessment of the future realizability of deferred tax assets, a valuation allowance has been provided, as it is more likely than not that sufficient taxable income will not be generated to realize certain deferred tax assets. At June 30, 2001, $3,749,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited to common stock if realized.

         We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2008. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from federal income taxes through fiscal 2006. This exemption will be further limited during fiscal years 2003 through 2006 based on certain prior year's Puerto Rico earnings. Appropriate taxes have been provided on this subsidiary's earnings, all of which are intended to be remitted to the parent company. At June 30, 2001, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $24,000,000 and $2,119,000, respectively.

Note H--Contingencies

         In January 1994, a securities class action complaint was filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers and directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its officers believe that the complaint is entirely without merit and intend to continue to defend the action vigorously, if necessary.

         We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position and results of operations.

Note I--Related Party Transactions

         In February 2001, we issued a full-recourse promissory note in the amount of $555,000 to an officer of the Company. The note accrues interest at an annual rate of 7.75%. Interest payments are to be made annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by Company stock pledged by the borrower. As of June 30, 2001, the entire principal balance was outstanding.

         In March 1998, we issued two loans in the amounts of $400,000 and $500,000 to an executive officer. The $400,000 loan, together with interest at 6% per annum, was forgiven over a three-year period ending June 30, 2001. We expensed both the loan and the interest that was forgiven during the applicable fiscal period. The $500,000 loan is interest-free with a term of ten years to be repaid in 2008. The loan is secured by a deed of trust on the executive officer's principal home in California. Any loan balance and/or accrued interest amount will become due and payable if the executive officer resigns or is terminated for cause. In July 1998, we funded an unsecured loan of $150,000 to another executive officer, which was interest free and was forgiven in 1999.

         During 1999 we paid $113,000, $25,000 and $21,000 for consulting fees to three directors of the Company, respectively.

Note J--Benefit Plans

     401(k) Plans. Our U.S. and Puerto Rico employees are eligible to participate in our 401(k) plans. Our 401(k) plan (the "Plan") was amended in January 2001 to increase the Company's matching contributions to 50% of every employee dollar contributed for the first 50% of employee contributions. Company matching contributions to the Plan vest at a rate of 25% at the end of the first year of employment, 25% at the end of the second year of employment and the remaining 50% at the end of the third year of employment. Prior to 2001, the Company made discretionary contributions to the Plan, which vested immediately. Company contributions to the Plan were $134,000 in fiscal 2001, $95,000 in fiscal 2000, and $94,000 in fiscal 1999.

Note K--Shareholders' Equity

     Stock Option Plans. The Company has a stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of the Company's authorized but unissued common stock. Stock appreciation rights may also be granted under this plan, however, none have been granted. In addition, the Company has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of the Company's authorized but unissued common stock. All options have been granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Options granted to employees and consultants prior to fiscal 1999 and options granted to non-employee directors are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the three years following the date of grant, respectively. Options granted to employees and consultants after fiscal 1998 are gener-ally exercisable at 25% at the end of the first year and 2.08% for each month thereafter for the following three years.

         On August 4, 2000 the shareholders of Symmetricom amended the 1999 Employee Stock Plan to increase the number of shares reserved for issuance from 900,000 to 2,900,000.

         Stock option activity for the three years ended June 30, 2001 is as follows:

                                                     Options Outstanding
                                               ---------------------------------
                                   Shares                          Weighted
                                  Available        Number           Average
                                  For Grant      of Shares      Exercise Price
                                -------------  -------------  ------------------
                                    (In thousands, except per share amounts)

Balances at July 1, 1998              728          3,188           $  8.33
     Authorized                       709             --
     Granted                       (2,759)         2,759              4.20
     Exercised                         --            (29)             1.87
     Canceled                       2,621         (2,621)             9.13
                                -------------  -------------  ------------------
Balances at June 30, 1999           1,299          3,297              4.30
     Authorized                     1,800             --                --
     Granted                       (1,935)         1,935              5.65
     Exercised                         --           (942)             4.14
     Canceled                         600           (600)             4.82
     Expired                         (210)            --                --
                                -------------  -------------  ------------------
Balances at June 30, 2000           1,554          3,690              4.96
     Authorized                     2,000             --                --
     Granted                       (1,344)         1,344             12.16
     Exercised                         --         (1,121)             4.54
     Canceled                         715           (715)             6.26
     Expired                         (560)            --                --
                                -------------  -------------  ------------------
Balances at June 30, 2001           2,365          3,198           $  7.85
                                =============  =============  ==================

         On August 18, 2000 the Company effected a three-for-two stock split in the form of a stock dividend. Shareholders of record as of August 7, 2000 received three shares of common stock for every two shares they owned on the record date. Share and per data for all periods presented herein have been adjusted to give effect to the three-for-two stock split.

         The following table summarizes information about stock options outstanding as of June 30, 2001:


                               Options Outstanding                                                  Options Exercisable
-----------------------------------------------------------------------------------   ----------------------------------------------
                                                 Weighted
                                                 Average             Weighted                                    Weighted
          Range of             Number           Remaining             Average              Number                 Average
       Exercise Prices        of Shares      Contractual Life      Exercise Price        of Shares            Exercise Price
-----------------------------------------------------------------------------------   ----------------------------------------------
                           (In thousands)       (In years)                             (In thousands)
      $2.42  -   $4.29          656                5.70                $4.14                588                    $4.16
      $4.67  -   $5.08          534                7.28                 4.82                390                     4.80
      $5.13  -   $5.83          549                8.20                 5.63                213                     5.65
      $5.92  -  $10.67          280                7.94                 7.98                 99                     7.08
     $10.92  -  $10.92          604                9.10                10.92                  0                     0.00
     $11.25  -  $18.00          575                9.37                13.71                  7                    15.35
   ---------------------   --------------                                              --------------
      $2.42  -  $18.00        3,198                7.89                $7.85              1,297                    $4.89
                           ==============                                              =============


     Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. As discussed in Note A, we account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if we had adopted the fair value method as of the beginning of 1996. At June 30, 2001, 2000, and 1999, the number of shares and weighted average exercise price underlying exercisable options were 1,297,000 at $4.89, 1,392,000 at $4.38 and 1,636,000 at $4.29, respectively. The weighted average estimated fair value of options granted was $6.46 in 2001, $3.11 in 2000 and $1.28 in 1999. Our calculations were made using the Black-Scholes option-pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2001, 2000 and 1999:

                                                      Stock Option Plans
                                              ----------------------------------
                                                 2001       2000       1999
                                                ------     ------     ------
                Expected life (in years)          1.5        0.5        0.5
                Risk-free interest rate           5.1%       6.0%       5.0%
                Volatility                       76.0%      68.0%      58.0%

     Employee Stock Purchase Plan. The Company has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of our common stock at 85% of the fair market value at certain specified dates. Under this plan, 448,213 shares of common stock have been reserved and were available for issuance as of June 30, 2001. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $5.50, $1.83 and $1.63, respectively. During fiscal 2001, 101,860 shares were purchased at an average price of $7.50 per share. In fiscal 2000, 100,107 shares were purchased at an average price of $6.35 per share.

         Under SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option-pricing model assuming that no dividends were paid during the period and with the following weighted average assumptions for fiscal 2001, 2000, and 1999:

                                                 Employee Stock Purchase Plan
                                              ----------------------------------
                                                 2001       2000       1999
                                                ------     ------     ------
                Expected life (in years)          0.5        1.0        0.5
                Risk-free interest rate           5.1%       6.0%       5.4%
                Volatility                       76.0%      68.0%      58.0%

The Company's pro forma net income and earnings per share data under SFAS No. 123 is as follows:



                                                                            Years ended June 30,
                                                                -----------------------------------------
                                                                   2001            2000           1999
                                                                ----------      ----------     ----------
                                                                 (In thousands, except per share amounts)
                 Net income (loss)
                   As reported under APB 25                      $29,330           $5,043       $(1,195)
                   Pro Forma under SFAS No. 123                   28,339            2,721        (5,324)

                 Earnings (loss) per share - basic
                   As reported under APB 25                         1.25             0.22         (0.05)
                   Pro Forma under SFAS No. 123                     1.21             0.12         (0.23)

                 Earnings (loss) per share - diluted
                   As reported under APB 25                         1.17             0.21         (0.05)
                   Pro Forma under SFAS No. 123                     1.13             0.12         (0.23)

     Stock Repurchase Program. In January 2001, October 1999 and September 1998 our Board of Directors authorized programs to repurchase up to 500,000 shares, 1,125,000 shares and 1,500,000 shares, respectively, of the Company's common stock. We repurchased 485,200 shares, 628,000 shares and 1,494,000 shares in fiscal 2001, 2000 and 1999, respectively.

Note L--Business Segment Information

         We have five reportable segments: Synchronization ("Sync") Products, Wireless Products, Transmission Products, Contract Manufacturing, and Broadband Access Products. Sync Products consist principally of Digital Clock Distributors
(DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies. Revenues for the Sync Products consist of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal
(IDST). These products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for the maintenance personnel. Contract Manufacturing involves the utilization of the Company's production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of third-party products on a contract basis. Our Broadband Access Products include GoLong, a product which allows telecommunications providers to offer Digital Subscriber Line (DSL) services to customers beyond the current 15,000 foot limit. We recently introduced GoWide, a product which will provide a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks.

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

                                                                            Year ended June 30,
                                                           --------------------------------------------------------
                                                                2001                 2000                 1999
                                                           --------------         --------------     --------------
                                                                              (In thousands)

Net sales:
   Sync Products                                           $  112,503             $   77,465         $   64,449
   Wireless Products                                           28,073                 16,464                 --
   Transmission Products                                        3,132                  4,531              8,056
   Contract Manufacturing                                       8,550                  9,097              4,410
   Broadband Access Products                                      410                     --                 --
                                                           --------------         --------------     --------------
         Total net sales                                   $  152,668             $  107,557         $   76,915
                                                           ==============         ==============     ==============
Cost of sales:
   Sync Products                                           $   61,217             $   41,187         $   32,869
   Wireless Products                                           15,123                  9,488                 --
   Transmission Products                                        1,721                  2,205              3,706
   Contract Manufacturing                                       6,556                  8,167              3,594
   Broadband Access Products                                      386                     --                 --
                                                           --------------         --------------     --------------
         Total cost of sales                               $   85,003             $   61,047         $   40,169
                                                           ==============         ==============     ==============
Gross profit:
   Sync Products                                           $   51,286             $   36,278         $   31,580
   Wireless Products                                           12,950                  6,976                 --
   Transmission Products                                        1,411                  2,326              4,350
   Contract Manufacturing                                       1,994                    930                816
   Broadband Access Products                                       24                     --                 --
                                                           --------------         --------------     --------------
         Total gross profit                                $   67,665             $   46,510         $   36,746
                                                           ==============         ==============     ==============
Gross margin:
   Sync Products                                                45.6%                  46.8%              49.0%
   Wireless Products                                            46.1%                  42.4%             --
   Transmission Products                                        45.1%                  51.3%              54.0%
   Contract Manufacturing                                       23.3%                  10.2%              18.5%
   Broadband Access Products                                     5.9%                    --                 --
                                                           --------------         --------------     --------------
         Total gross margin                                     44.3%                  43.2%              47.8%
                                                           ==============         ==============     ==============

         Our export sales accounted for 29%, 25%, and 29% of our net sales in 2001, 2000 and 1999, respectively. The geographical components of sales are as follows:

                                                                          Year ended June 30,
                                                             --------------------------------------------
                                                                  2001           2000           1999
                                                             -------------  --------------  -------------

      United States                                                71%            75%            71%
      International
        Far East                                                    3%             3%             1%
        Europe                                                     10%            10%            14%
        Canada                                                      2%             2%             2%
        Latin America                                               9%             7%             8%
        Rest of the world                                           5%             3%             4%

         Two customers accounted for 13.5% and 15.5% of our net sales in fiscal 2001 and no single customer accounted for 10% or more of our net sales in fiscal 2000 or fiscal 1999.

Note M--Quarterly Results and Stock Market Data (Unaudited)

         Quarterly results and stock market data are as follows:


                                                     First         Second          Third         Fourth         Total
                                                    Quarter        Quarter        Quarter        Quarter         Year
                                                 -------------  -------------  -------------  -------------  -------------
                                                                (In thousands, except per share amounts)
   Fiscal Year 2001
     Net sales                                     $ 35,999        $ 38,143       $ 39,286      $ 39,240       $152,668
     Gross profit                                    15,420          16,966         17,065        18,214         67,665
     Operating income                                 5,067           5,448          5,468         5,801         21,784
     Earnings from continuing operations before
       income taxes                                   7,311          15,379          5,950         6,237         34,877
     Earnings from continuing operations              5,483          13,567          4,736         5,038         28,824
     Gain on discontinued operations                      -               -              -           506            506
     Net earnings                                     5,483          13,567          4,736         5,544         29,330
     Basic earnings per share from continuing
       operations                                       .24             .58            .20           .21           1.23
     Basic earnings  per share from discontinued
       operations                                         -               -              -           .02            .02
     Basic net earnings per share                       .24             .58            .20           .23           1.25
     Diluted earnings per share from continuing
       operations                                       .22             .54            .19           .20           1.15
     Diluted earnings per share from discontinued
       operations                                         -               -              -           .02            .02
     Diluted net earnings  per share                    .22             .54            .19           .22           1.17
   Fiscal Year 2000
     Net sales                                     $ 19,617        $ 22,968       $ 30,574      $ 34,398       $107,557
     Gross profit                                     9,039           9,821         12,963        14,687         46,510
     Operating income (loss)                            679          (8,745)         7,782         3,938          3,654
     Earnings (loss) before income taxes              1,180          (8,399)         8,155         4,337          5,273
     Net earnings (loss)                                885          (7,404)         7,955         3,607          5,043
     Basic net earnings (loss) per share                .04            (.33)           .35           .16            .22
     Diluted net earnings (loss) per share              .04            (.33)           .33           .15            .21


Note N--Subsequent Event

     Common Share Purchase Rights. On August 4, 2001 the Board of Directors adopted a shareholder rights plan and declared a dividend at the rate of one right for each share of common stock. The rights will be distributed as a non-taxable dividend and will expire August 2011. The rights will be exercisable only in the event that a person or group acquires 15% or more of our outstanding common stock. Under these circumstances, all rights holders, except the acquiring person or group, will be entitled to buy our common stock at a discount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors - Nominees" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders to be held on November 9, 2001 (the "Proxy Statement").

         Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the sections entitled "Director Compensation" and "Executive Officer Compensation" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the section entitled "Other Information--Share Ownership by Principal Shareholders and Management" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the section entitled "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a)      Financial Statements and Financial Statement Schedule

         Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

         2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended June 30, 2001, 2000, and 1999 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements. Schedule II -- Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits:

         See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

         (c)      Exhibits

  Exhibit
  Number     Description of Exhibits
-----------  -------------------------------------------------------------------

 3(i)(1) Certificate of Amendment of the Articles of Incorporation filed November 27, 2000, with the Certificate of Amendment of the Articles of Incorporation filed December 11, 1990, the Certificate of Amendment of the Articles of Incorporation filed October 27, 1993, and the Restated Articles of Incorporation filed June 9, 1989.

 3(ii)(1) Certificate of Amendment of the Bylaws dated October 31, 2000, with the Bylaws (as amended October 23, 2000).

 4.1(15) Rights Agreement dated as of August 9, 2001 between the Company and Mellon Investor Services.

10.1(4)# Amended and Restated Non-Qualified Stock Option Plan (1982), with form of Employee Non-Qualified Stock Option (1982 Plan).

10.2(9)#     1990 Director Option Plan (as amended through October 25, 1995).

10.3(4)#     Form of Director Option Agreement.

10.4(13)#    1990 Employee Stock Plan (as amended through June 29, 1998).

10.5(4)# Forms of Stock Option Agreement, Restricted Stock Purchase Agreement, Tandem Stock Option/SAR Agreement, and Stock Appreciation Right Agreement for use with the 1990 Employee Stock Plan.

10.6(11)#    1994 Employee Stock Purchase Plan (as amended through July 27,
             1998).

10.7(13)#    Consulting Agreement between the Company and Richard W. Oliver dated June 1, 1998.

10.8(13)#    Consulting Agreement between the Company and William D. Rasdal dated August 1, 1998.

10.9(10) Lease Agreement by and between the Company and Nexus Equity, Inc. dated June 10, 1996.

10.10(5)     Form of Indemnification Agreement.

10.11(13)#   Employment offer letter by and between the Company and Thomas W.
             Steipp, President and Chief Operating Officer, Telecom Solutions dated February 19, 1998.

10.12(13)#   Promissory Notes Secured by Deed of Trust issued by Thomas W.
             Steipp to the Company dated March 24, 1998.

10.13(12)#   Promissory Note issued by Thomas W. Steipp to the Company dated
             January 25, 1999.

10.14(12)#   Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Company dated January 25, 1999.

10.15(12)#   Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as
             Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., a California corporation, as Beneficiary.

10.16(16)#   Full Recourse Promissory Note of Thomas Steipp dated February 1,
             2001.

10.17(16)#   Security Agreement by Thomas Steipp dated February 1, 2001.

10.18# Employment Agreement between the Company and Thomas W. Steipp dated July 1, 2001.

10.19# Change of Control Retention Agreement between the Company and Thomas W. Steipp dated July 1, 2001.

10.20(14)#   1999 Director Stock Plan.

10.21(17)#   Certificate of Amendment of 1999 Director Stock Option Plan dated
             October 23, 2001.

10.22(14)#   Form of Director Option Agreement.

10.23(17)#   1999 Employee Stock Plan (as amended through October 23, 2001).

  Exhibit
  Number     Description of Exhibits
-----------  -------------------------------------------------------------------

10.24(14)#   Form of Stock Option Agreement.

10.25(16)#   Symmetricom, Inc. Deferred Compensation Plan effective October 1,
             1999.

10.26(16)#   Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19,
             2001.

21.1         Subsidiaries of the Company.

23.1         Independent Auditors' Consent.

24.1         Power of Attorney (see page 50 of this Form 10-K).

----------

#     Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 8, 1990.

(3) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 11, 1993.

(4) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 1990.

(5) Incorporated by reference from Exhibits to the 1990 Proxy Statement filed with the Securities Exchange Commission.

(6) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1993.

(7) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(8) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(9) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

(10) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(11) Incorporated by reference from Exhibits to the 1998 Proxy Statement filed with the Securities and Exchange Commission on October 5, 1998.

(12) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(13) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(14) Incorporated by reference from Exhibits to the 1999 Proxy Statement filed with the Securities and Exchange Commission on September 23, 1999.

(15) Incorporated by reference from Exhibits to Form 8-A filed with the Securities and Exchange Commission on August 9, 2001

(16) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(17) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

         (d)   Financial Statement Schedules

         See Item 14(a)(2) above.

                                   SCHEDULE II

                                SYMMETRICOM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                              Balance at    Charged to
                                                             Beginning of   Costs and    Deductions    Balance at
                                                                 Year        Expenses        (1)      End of Year
                                                             ------------   ----------   ----------   -----------
Year ended June 30, 2001:
   Accrued warranty expense ..............................   $      4,471   $   1,671    $     614    $     5,528
   Allowance for doubtful accounts .......................   $        322   $     910    $     238    $       994
   Allowance for excess and obsolete inventory ...........   $      3,524   $   1,357    $     542    $     4,339

Year ended June 30, 2000:
   Accrued warranty expense ..............................   $      4,319   $   2,227    $   2,075    $     4,471
   Allowance for doubtful accounts .......................   $        180   $     210    $      68    $       322
   Allowance for excess and obsolete inventory ...........   $      3,217   $   2,098    $   1,791    $     3,524

Year ended June 30, 1999:
   Accrued warranty expense ..............................   $      3,994   $   1,925    $   1,600    $     4,319
   Allowance for doubtful accounts........................   $        329   $      86    $     235    $       180
   Allowance for excess and obsolete inventory ...........   $      3,072   $     573    $     428    $     3,217


(1) Deductions represent costs charged or amounts written off against the reserve or allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYMMETRICOM, INC.


                                        By       /s/ THOMAS W. STEIPP
                                          --------------------------------------
                                                     Thomas W. Steipp
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: September 20, 2001


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Steipp and William Slater, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

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


                 Signatures                                        Title                            Date
                 ----------                                        -----                            ----

     /s/ THOMAS W. STEIPP                         Chief Executive Officer                    September 20, 2001
------------------------------------              (Principal Executive Officer) and
          Thomas W. Steipp                        Director



     /s/ WILLIAM SLATER                           Chief Financial Officer and Secretary      September 20, 2001
------------------------------------              (Principal Financial and Accounting
          William Slater                          Officer)


     /s/ RICHARD W. OLIVER                        Chairman of the Board                      September 20, 2001
------------------------------------
          Richard W. Oliver


     /s/ ROBERT T. CLARKSON                       Director                                   September 20, 2001
------------------------------------
          Robert T. Clarkson


     /s/ ROBERT M. NEUMEISTER JR.                 Director                                   September 20, 2001
------------------------------------
          Robert M. Neumeister Jr.


        /s/ KRISH A. PRABHU                       Director                                   September 20, 2001
------------------------------------
             Krish A. Prabhu


      /s/ RICHARD N. SNYDER                       Director                                   September 20, 2001
------------------------------------
           Richard N. Snyder

                                 EXHIBIT INDEX

Exhibit Number        Index of Exhibits
--------------        -----------------

 3(i)(1) Certificate of Amendment of the Articles of Incorporation filed November 27, 2000, with the Certificate of Amendment of the Articles of Incorporation filed December 11, 1990, the Certificate of Amendment of the Articles of Incorporation filed October 27, 1993, and the Restated Articles of Incorporation filed June 9, 1989.

 3(ii)(1) Certificate of Amendment of the Bylaws dated October 31, 2000, with the Bylaws (as amended October 23, 2000).

 4.1(15) Rights Agreement dated as of August 9, 2001 between the Company and Mellon Investor Services.

10.1(4)#              Amended and Restated Non-Qualified Stock Option Plan
                      (1982), with form of Employee Non-Qualified Stock Option (1982 Plan).

10.2(9)#              1990 Director Option Plan (as amended through October 25,
                      1995).

10.3(4)#              Form of Director Option Agreement.

10.4(13)#             1990 Employee Stock Plan (as amended through June 29,
                      1998).

10.5(4)# Forms of Stock Option Agreement, Restricted Stock Purchase Agreement, Tandem Stock Option/SAR Agreement, and Stock Appreciation Right Agreement for use with the 1990 Employee Stock Plan.

10.6(11)#             1994 Employee Stock Purchase Plan (as amended through
                      July 27, 1998).

10.7(13)#             Consulting Agreement between the Company and Richard W.
                      Oliver dated June 1, 1998.

10.8(13)#             Consulting Agreement between the Company and William D.
                      Rasdal dated August 1, 1998.

10.9(10) Lease Agreement by and between the Company and Nexus Equity, Inc. dated June 10, 1996.

10.10(5)              Form of Indemnification Agreement.

10.11(13)#            Employment offer letter by and between the Company and
                      Thomas W. Steipp, President and Chief
                      Operating Officer, Telecom Solutions dated February 19,
                      1998.

10.12(13)#            Promissory Notes Secured by Deed of Trust issued by Thomas
                      W. Steipp to the Company dated March 24, 1998.

10.13(12)#            Promissory Note issued by Thomas W. Steipp to the Company
                      dated January 25, 1999.

10.14(12)#            Promissory Note Secured by Deed of Trust issued by Thomas
                      W. Steipp to the Company dated January 25, 1999.

10.15(12)#            Rider to Deed of Trust by Thomas W. Steipp and Debra L.
                      Steipp, as Trustor, to First American Title Insurance
                      Company, as Trustee, for the benefit of Symmetricom, Inc., a California corporation, as Beneficiary.

10.16(16)#            Full Recourse Promissory Note of Thomas Steipp dated
                      February 1, 2001.

10.17(16)#            Security Agreement by Thomas Steipp dated February 1,
                      2001.

10.18#                Employment Agreement between the Company and Thomas W.
                      Steipp dated July 1, 2001.

10.19# Change of Control Retention Agreement between the Company and Thomas W. Steipp dated July 1, 2001.

10.20(14)#            1999 Director Stock Plan.

10.21(17)#            Certificate of Amendment of 1999 Director Stock Option
                      Plan dated October 23, 2001.

Exhibit Number        Index of Exhibits
--------------        -----------------

10.22(14)#            Form of Director Option Agreement.

10.23(17)#            1999 Employee Stock Plan (as amended through October 23,
                      2000).

10.24(14)#            Form of Stock Option Agreement.

10.25(16)#            Symmetricom, Inc. Deferred Compensation Plan effective
                      October 1, 1999.

10.26(16)#            Symmetricom, Inc. Senior Executive Loan Plan as adopted
                      January 19, 2001.

21.1                  Subsidiaries of the Company.

23.1                  Independent Auditors' Consent.

24.1                  Power of Attorney (see page 50 of this Form 10-K).

 ----------

# Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 8, 1990.

(3) Incorporated by reference from Exhibits to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 11, 1993.

(4) Incorporated by reference from Exhibits to Registration Statement on From S-8 filed with the Securities and Exchange Commission on December 24, 1990.

(5) Incorporated by reference from Exhibits to the 1990 Proxy Statement filed with the Securities Exchange Commission.

(6) Incorporated by reference from Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1993.

(7) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(8) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(9) Incorporated by reference from Exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 19, 1996.

(10) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(11) Incorporated by reference from Exhibits to the 1998 Proxy Statement filed with the Securities and Exchange Commission on October 5, 1998.

(12) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(13) Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(14) Incorporated by reference from Exhibits to the 1999 Proxy Statement filed with the Securities and Exchange Commission on September 23, 1999.

(15) Incorporated by reference from Exhibits to Form 8-A filed with the Securities and Exchange Commission on August 9, 2001

(16) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(17) Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.