Form 10-Q
period 2001-09-30
SYMMETRICOM INC
filed 2001-11-13
CIK 82628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

                                       or

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
Yes   X        No
    -----         -------

                      Applicable Only to Corporate Issuers:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     CLASS                                 OUTSTANDING AS OF October 28, 2001
     -----                                 ----------------------------------

 Common Stock                                       22,450,015

                                SYMMETRICOM, INC.

                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                  Page
-----------------------------                                                                  ----

Item 1.      Financial Statements:

             Consolidated Balance Sheets -
             September 30, 2001 and June 30, 2001                                                3

             Consolidated Statements of Operations -
             Three months ended September 30, 2001 and 2000                                      4

             Consolidated Statements of Cash Flows -
             Three months ended September 30, 2001 and 2000                                      5

             Notes to Consolidated Financial Statements                                          6

Item 2.      Management's Discussion and Analysis of Financial

             Condition and Results of Operations                                                11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         19

PART II. OTHER INFORMATION
--------------------------

Item 1.      Legal Proceedings                                                                  21

Item 2.      Changes in Securities and Use of Proceeds                                          21

Item 5.      Other Information                                                                  21

Item 6.      Exhibits, Financial Data Schedule and Reports on Form 8-K                          22

SIGNATURES                                                                                      23

Item 1.  Financial Statements

                                SYMMETRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                               September 30,       June 30,
                                                                                    2001             2001
                                                                               -------------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  50,881       $  44,989
   Short-term investments                                                           4,246          15,683
                                                                                ---------       ---------
         Cash and investments                                                      55,127          60,672
   Accounts receivable, net of allowance for doubtful accounts of $994 and         13,809          23,425
   $994
   Inventories, net                                                                26,192          25,242
   Prepaids and other current assets                                                7,125           5,562
                                                                                ---------       ---------
         Total current assets                                                     102,253         114,901
Property, plant and equipment, net                                                 23,903          23,379
Goodwill, net                                                                       2,672           2,672
Other intangible assets, net                                                        8,748           9,120
Deferred taxes and other assets                                                     4,892           4,831
Note receivable from employee                                                         500             500
                                                                                ---------       ---------
         Total assets                                                           $ 142,968       $ 155,403
                                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   8,156       $   5,328
   Accrued compensation                                                             4,261           7,526
   Other accrued liabilities                                                       12,424          14,229
   Current maturities of long-term obligations                                        522             494
                                                                                ---------       ---------
         Total current liabilities                                                 25,363          27,577
Long-term obligations                                                               7,040           7,184
Deferred income taxes                                                                 425             525
                                                                                ---------       ---------
         Total liabilities                                                         32,828          35,286
                                                                                ---------       ---------
Shareholders' equity:
   Preferred stock, no par value; 500 shares authorized, none issued                   --              --
   Common stock, no par value; 150,000 shares authorized, 22,690
    and 23,651 shares issued and outstanding                                       29,976          30,747
   Shareholder note receivable                                                       (555)           (555)
   Accumulated other comprehensive income (loss)                                     (570)          1,490
   Retained earnings                                                               81,289          88,435
                                                                                ---------       ---------
         Total shareholders' equity                                               110,140         120,117
                                                                                ---------       ---------
         Total liabilities and shareholders equity                              $ 142,968       $ 155,403
                                                                                =========       =========

See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                Three months ended
                                                                                   September 30,
                                                                            -----------------------
                                                                              2001           2000
                                                                            ----------    ---------
Net sales                                                                   $ 18,509       $ 35,999
Cost of sales                                                                 11,820         20,579
                                                                            --------       --------
                  Gross profit                                                 6,689         15,420
Operating expenses:
         Research and development                                              2,595          3,155
         Selling, general and administrative                                   6,478          6,807
         Amortization of goodwill and intangibles                                366            490
         Non-recurring loss (gain)                                               409            (99)
                                                                            --------       --------
                  Operating income (loss)                                     (3,159)         5,067
Gain on sale of equity investments                                             1,771          1,821
Interest income                                                                  480            592
Interest expense                                                                (161)          (169)
                                                                            --------       --------
                  Earnings (loss) before income taxes                         (1,069)         7,311
Income tax provision                                                              79          1,828
                                                                            --------       --------
Net earnings (loss)                                                         $ (1,148)      $  5,483
                                                                            ========       ========

Earnings (loss) per share - basic:                                          $  (0.05)      $   0.24
                                                                            --------       --------
Weighted average shares outstanding - basic                                   23,378         23,115
                                                                            ========       ========

Earnings (loss) per share - diluted:                                        $  (0.05)      $   0.22
                                                                            --------       --------
Weighted average shares outstanding - diluted                                 23,378         24,967
                                                                            ========       ========

See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited

                                                                                   Three months ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               ----------      ----------
Cash flows from operating activities:
   Net earnings (loss)                                                         $ (1,148)       $  5,483
    Adjustments to reconcile net earnings (loss) to net cash provided by
     (used for) operating activities
   Depreciation and amortization                                                  1,804           1,660
   Deferred income taxes                                                         (1,194)            166
   Gain on sale of equity investments                                            (1,771)         (1,821)
   Gain on sale of Antenna Division                                                  --             (99)
   Changes in assets and liabilities, net of effects of acquisitions and dispositions:
         Accounts receivable                                                      9,616          (3,872)
         Inventories                                                               (950)         (5,439)
         Prepaids and other current assets                                         (529)             (9)
         Accounts payable                                                         2,828           3,114
         Accrued compensation                                                    (3,265)         (1,733)
         Other accrued liabilities                                                 (429)          1,856
                                                                               --------        --------
              Net cash provided by (used for) operating activities                4,962            (694)
                                                                               --------        --------

Cash flows from investing activities:
   Purchases of short-term investments                                           (3,077)        (11,057)
   Maturities of short-term investments                                          11,076          10,586
   Proceeds from sale of equity investments                                       1,771           3,288
   Purchases of plant and equipment, net                                         (1,893)           (589)
   Other                                                                             --             (67)
                                                                               --------        --------
              Net cash provided by investing activities                           7,877           2,161
                                                                               --------        --------

Cash flows from financing activities:
   Repayment of long-term obligations                                              (116)            (92)
   Proceeds from issuance of common stock                                           414           2,353
   Repurchase of common stock                                                    (7,245)             --
                                                                               --------        --------
              Net cash provided by (used for) financing activities               (6,947)          2,261
                                                                               --------        --------

              Net increase in cash and cash equivalents                           5,892           3,728
              Cash and cash equivalents at beginning of period                   44,989          19,283
                                                                               --------        --------
              Cash and cash equivalents at end of period                       $ 50,881        $ 23,011
                                                                               ========        ========
Non-cash investing and financing activities:
   Unrealized gain (loss) on securities, net                                   $ (2,060)       $  2,692
   Deferred taxes on unrealized gain (loss)                                      (1,378)         (1,794)
Cash payments for:
   Interest                                                                    $    161        $    169
   Income taxes                                                                     282             386

See notes to the consolidated financial statements.

                                SYMMETRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. Basis of Presentation. The unaudited consolidated financial statements
        ---------------------
included herein have been prepared by Symmetricom, Inc. ("Symmetricom") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom's Annual Report on Form 10-K for the year ended June 30, 2001.

     2. Summary of Significant Accounting Policies. For presentation purposes,
        ------------------------------------------
Symmetricom presents the first fiscal quarter as if it ended on September 30. Symmetricom's fiscal quarter ends on the Sunday closest to September 30. All references to the quarter refer to Symmetricom's fiscal quarter.

     In the opinion of the management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Symmetricom at September 30, 2001 and the results of operations and cash flows for the three month period then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

     3. Net Earnings (Loss) Per Share. Basic earnings (loss) per share is
        -----------------------------
computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three month period ended September 30, 2001, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

                                                                            Three months ended September 30,
                                                                            --------------------------------
(In thousands, except per share amounts)                                         2001               2000
                                                                            --------------      ------------
Net earnings (loss)                                                           $  (1,148)         $   5,483
                                                                              ---------          ---------

Weighted average shares outstanding - basic                                      23,378             23,115
Dilutive stock options                                                               --              1,852
                                                                              ---------          ---------
Weighted average shares outstanding - diluted                                    23,378             24,967
                                                                              ---------          ---------

Basic earnings (loss) per share                                               $   (0.05)         $    0.24

Diluted earnings (loss) per share                                             $   (0.05)         $    0.22

     4. Recent Accounting Pronouncements. In June 2001, the Financial Accounting
        --------------------------------
Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

     Effective July 1, 2001, Symmetricom adopted SFAS No. 142, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS 142, effective July 1, 2001 we discontinued amortization of goodwill and a portion of the intangible assets related to the acquisition of a business unit of Hewlett Packard. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

                                                                            Three months ended September 30,
                                                                            --------------------------------
(In thousands, except per share amounts)                                         2001               2000
                                                                            --------------      ------------
Reported earnings (loss) from continuing operations                            $ (1,148)            $5,483
Add: Goodwill amortization, net of tax                                               --                100
                                                                               --------             ------
Adjusted net earnings (loss)                                                   $ (1,148)            $5,583
                                                                               --------             ------

Basic earnings per share on reported net income                                $  (0.05)            $ 0.24
Goodwill amortization, net of tax                                                    --                 --
                                                                               --------             ------
Adjusted net earnings (loss)                                                   $  (0.05)            $ 0.24
                                                                               --------             ------

Diluted earnings per share on reported net income                              $  (0.05)            $ 0.22
Goodwill amortization, net of tax                                                    --                 --
                                                                               --------             ------
Adjusted net earnings (loss)                                                   $  (0.05)            $ 0.22
                                                                               --------             ------

     We will perform and report the results of the transitional impairment tests in our second quarter financial statements.

     In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement retains a majority of the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and it addresses certain implementation issues. SFAS No. 144 is effective for Symmetricom's fiscal year beginning July 1, 2002. Although we have not fully assessed the implications of SFAS No. 144, we do not believe the adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

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

     The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments (in thousands):

                                                                         Gross
                                                      Amortized       Unrealized
September 30, 2001                                      Cost          Gain (loss)        Fair Value
                                                        ----          -----------        ----------
Commercial paper                                         2,990          $    --           $  2,990
Corporate equity securities                              1,533             (648)               885
                                                      --------          -------           --------
   Total available-for-sale investments                  4,523             (648)             3,875
Less amounts classified as cash equivalents                 --               --                 --
Deferred compensation plan assets                          553             (182)               371
                                                      --------          -------           --------
   Total short term investments                       $  5,076          $  (830)          $  4,246
                                                      ========          =======           ========

June 30, 2001

Commercial paper                                      $ 28,430          $    --           $ 28,430
Corporate equity securities                              1,533            2,796              4,329
                                                      --------          -------           --------
   Total available-for-sale investments                 29,963            2,796             32,759
Less amounts classified as cash equivalents            (17,464)              --            (17,464)
Deferred compensation plan assets                          576             (188)               388
                                                      --------          -------           --------
   Total short term investments                       $ 13,075          $ 2,608           $ 15,683
                                                      ========          =======           ========

     6. Inventories. Inventories are stated at the lower of cost (first-in,
        -----------
first-out) or market. Inventories consist of (in thousands):

                                        September 30, 2001        June 30, 2001
                                        ------------------        -------------
Raw materials                               $ 17,994                $ 15,946
Work-in-process                                3,292                   4,820
Finished goods                                 9,645                   8,815
                                            --------                --------
                                              30,931                  29,581
Allowance for slow moving inventory           (4,739)                 (4,339)
                                            --------                --------
Inventories, net                            $ 26,192                $ 25,242
                                            ========                ========

     7. Intangible Assets. Intangible assets, including those that were acquired
        -----------------
from Hewlett-Packard Company, are carried at cost and consist of the following (in thousands):

                                                              September 30, 2001        June 30, 2001
                                                             ------------------        -------------
Other intangibles
Technology                                                        $  7,607               $  7,607
Customer lists, workforce, trademarks, and other                     4,363                  4,370
                                                                  --------               --------
Total gross other intangible assets                                 11,970                 11,977
Less: accumulated amortization                                      (3,222)                (2,857)
                                                                  --------               --------
Other intangible assets, net                                      $  8,748               $  9,120
                                                                  ========               ========

     Intangible assets associated with the acquisition of the HP Product Line business includes goodwill of $3.2 million, customer lists of $1.3 million, workforce of $1.4 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for customer lists, 7 years for SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years. As a result of adopting SFAS 142 in the first quarter of fiscal 2002, goodwill and workforce are no longer amortized.

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

                                                                    September 30, 2001     September 30, 2000
                                                                    ------------------     ------------------
Net earnings (loss)                                                      $(1,148)                $ 5,483
Other comprehensive income (loss):
     Unrealized gains (losses) on investments, net of taxes               (2,060)                  2,692
                                                                         -------                 -------
     Total comprehensive income (loss)                                   $(3,208)                $ 8,175
                                                                         =======                 =======


     9. Stock Repurchase Program. During the first quarter of fiscal 2002, the
        ------------------------
Board of Directors approved the repurchase of an additional 2.0 million shares of our common stock. During the three months ended September 30, 2001, we repurchased 1.0 million shares for an aggregate price of approximately $7.2 million. Symmetricom has authorization to repurchase up to an additional 1.7 million shares of its common stock.

     10. Contingencies. In January 1994, a securities class action complaint was
         -------------
filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company's stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers and directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its officers believe that the complaint is entirely without merit and intend to continue to defend the action vigorously, if necessary.

     We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position and results of operations.

     11. Business Segment Information. We have six reportable segments:
         ----------------------------
Synchronization ("Sync") Products, Wireless Products, Transmission Products, Contract Manufacturing, Broadband Access Products and Global Services. Sync Products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies. Revenues for the Sync Products consist of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal (IDST). These products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for maintenance personnel. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies' products on a contract basis. Our Broadband Access Products include GoLong, a product that allows telecommunications providers to offer Digital Subscriber Line (DSL) services to customers beyond the current 15,000-foot limit. We recently introduced GoWide, a product that we believe will provide a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Global services is our newest division. Through this division we plan to offer a broad portfolio of services for our customers around the world. The services we will offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.

     These segments are the segments of Symmetricom for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, segment information reported includes only net sales and gross profit (in thousands).

                                                                 Three Months Ended
                                                                 ------------------
                                                      September 30, 2001  September 30, 2000
                                                      ------------------  ------------------
Net sales:
   Sync Products                                          $  15,325            $  23,879
   Wireless Products                                          1,981                8,896
   Transmission Products                                        187                  692
   Contract Manufacturing                                       396                1,974
   Broadband Access Products                                      9                   --
   Global Services                                              611                  558
                                                          ---------            ----------
                 Total net sales                             18,509               35,999
Cost of sales:
   Sync Products                                             10,059               13,420
   Wireless Products                                          1,035                5,203
   Transmission Products                                        133                  391
   Contract Manufacturing                                       340                1,321
   Broadband Access Products                                      8                   --
   Global Services                                              245                  244
                                                          ---------            ----------
                 Total cost of sales                         11,820               20,579
Gross profit:
   Sync Products                                              5,266               10,459
   Wireless Products                                            946                3,693
   Transmission Products                                         54                  301
   Contract Manufacturing                                        56                  653
   Broadband Access Products                                      1                   --
   Global Services                                              366                  314
                                                          ---------            ----------
                 Total gross profit                       $   6,689            $  15,420
Gross margin:
   Sync Products                                               34.4%                43.8%
   Wireless Products                                           47.8%                41.5%
   Transmission Products                                       28.9%                43.5%
   Contract Manufacturing                                      14.1%                33.1%
   Broadband Access Products                                   11.1%                  --
   Global Services                                             59.9%                56.3%
                                                          ---------            ---------
                 Total gross margin                            36.1%                42.8%

     12. Non-recurring loss. During the first quarter of fiscal 2002, we
         ------------------
recorded a non-recurring loss of $0.2 million, net of tax, in connection with a reduction of our workforce. All of the expenses related to the termination of the employees were paid out during the first quarter of fiscal 2002.

     13. Subsequent Event. On October 16, 2001, we acquired certain assets and
         ----------------
key products from Telmax Communications Corporation for $1.1 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 Symmetricom warrants with a fair value of $0.8 million and cash payments of $0.3 million. Under the terms of the agreement, Telmax is entitled to receive future royalty payments based on a percentage of the sales volume of the acquired products over a five-year period. The $0.6 million in prepaid royalties is non-refundable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on From 10K and the notes thereto for the year ended June 30, 2001.

         When used in this discussion, the words "expects," "anticipates," "estimates," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the extent of worldwide use of our products, future research and development costs related to acquired products, our anticipated research and development efforts, the effect of the adoption of certain accounting pronouncements, the adequacy of our capital resources, our operating results, our reliance on a few customers, price erosion in our products lines, our strategy with regard to protecting our patents, the importance of our patents, our development of new products, the factors that may affect our ability to compete, sales to international customers, the effect of short-term fluctuations in interest rates on our business and the impact of fluctuations in foreign exchange rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

         Symmetricom designs, manufactures and markets advanced solutions for the global telecommunications industry. Our synchronization and timing products control or synchronize the flow of voice, video and data information in both wireline and wireless telecommunication networks. We believe that our synchronization and timing products have been installed in wireline and wireless networks in more than 80 countries.

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

Results of Operations

Net Sales

         Net sales decreased by $17.5 million (or 49%) to $18.5 million in the first quarter of fiscal 2002 from $36.0 million in the first quarter of fiscal 2001. The first quarter's revenue of $18.5 million is comprised primarily of Sync Product revenue of $15.3 million. The major items included in the first quarter sales of Sync Products are $3.3 million from new products, $10.5 million from existing customers who were expanding their operations, and $1.5 million from all other. The significant decline in net sales during the first quarter of fiscal 2002 is the result of a general downturn in the telecommunications market, a weakening demand for telecommunications equipment and a decrease in capital expenditures by our major customers. Revenues from our wireless products declined 78% to $2.0 million during the first quarter of fiscal 2002, down from $8.9 million in the first quarter of fiscal 2001. Revenues from our Sync Products decreased 36% to $15.3 million during the first quarter of 2002, down from $23.9 million for the first quarter of fiscal 2001. Revenues from contract manufacturing decreased 80% to $0.4 million during the first quarter of fiscal 2002, down from $2.0 million for the same period during fiscal 2001. We anticipate that our revenue will remain lower than that of the prior fiscal year ended June 30, 2001 until the telecommunications market recovers and our customers return to their historical levels of spending on capital equipment.

Gross Profit Margin

         Gross profit, as a percentage of net sales, was 36.1% in the first quarter of fiscal 2002, compared to 42.8% in the corresponding period of fiscal 2001. The decrease in the gross profit margin during the first quarter of fiscal 2002 is the result of lower sales volume and manufacturing production resulting in higher overhead in cost of goods sold.

Operating Expenses

         Research and development expense was $2.6 million (or 14.0% of net sales) in the first quarter of fiscal 2002 compared to $3.2 million (or 8.8% of net sales) in the corresponding period of fiscal 2001. The decrease in research and development expense is the result of management's decision to provide a more concentrated focus on specific research and development projects as well as a general reduction in expenditures throughout Symmetricom. The increase in research and development expense as a percentage of net sales is the result of a decline in net sales during the first quarter of fiscal 2002. In the future, we plan to increase our research and development efforts in our Broadband Access Division, which includes our GoLong and GoWide products.

         During the first quarter of fiscal 2002, we recorded a non-recurring expense of $0.2 million, net of tax, in connection with a reduction of our workforce. All of the expenses related to the termination of the employees were paid out during the first quarter of fiscal 2002. In the first quarter of fiscal 2001, we recorded a non-recurring gain of $0.1 million, or $0.08 million after taxes, on the sale of the United Kingdom-based dielectric Antenna Division.

         Selling, general and administrative expense including amortization of intangible assets was $6.8 million (or 37.0 % of net sales) in the first quarter of fiscal 2002, compared to $7.3 million (or 20.3% of net sales) in the corresponding period of fiscal 2001. This absolute dollar decrease is the result of a reduction in our workforce as well as general cost cutting efforts.

Gain on Sales of Equity Instruments

         In September 2001, we recorded a gain of $1.8 million on the sale of Brocade, Inc. stock. In August 2000, we recorded a gain of $1.8 million on the sale of Parthus stock.

Interest Income

         We realized interest income of $0.5 million during the in first quarter of fiscal 2002, compared to $0.6 million during the first period of fiscal 2001. The decrease in interest income from the corresponding period of fiscal 2001 is the result of a decrease in short-term investments as well as a decline in interest rates.

Interest Expense

         Interest expense was flat at $0.2 million in the first quarter of fiscal 2002 and in the corresponding period of fiscal 2001. Interest expense is for the capital lease on our building in San Jose.

Income Taxes

         Our income tax provision was $0.1 million in the first quarter of fiscal 2002, compared to $1.8 million in the corresponding period of fiscal 2001.We reported a provision rather than a tax benefit on the quarterly loss before taxes because a non-recurring gain of $1.8 million offset by $0.4 million in expenses related to a reduction in workforce were both taxed at full federal and state rates, while the loss from operations provided a tax benefit at lower rates. Our effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption will be subject to further limitations during fiscal years 2003 through 2006.

         As a result of the factors discussed above, net loss in the first quarter of fiscal 2002 was $1.1 million or $(0.05) per share (diluted) compared to net earnings of $5.5 million or $0.22 per share (diluted) during the same period of fiscal 2001.

Liquidity and Capital Resources

         Working capital decreased to $76.9 million at September 30, 2001 from $87.3 million at June 30, 2001, and the current ratio decreased to 4.0 from 4.2. The decrease in the current ratio resulted primarily from decreased net receivables. During the same period cash, cash equivalents and short-term investments decreased to $55.1 million from $60.7 million at June 30, 2001. This was primarily due to $7.2 million used to repurchase our common stock, $1.9 million used for capital expenditures offset by $1.8 million in proceeds from the sale of Brocade stock and the balance provided by other operating activities.

         Accounts receivable at September 30, 2001 decreased by $9.6 million to $13.8 million from $23.4 million in June 30, 2001. The decrease is due to lower sales volume during the quarter. Day's sales outstanding in receivables increased to 68 days at September 30, 2001 compared to 54 days at June 30, 2001, primarily due to a higher proportion of sales to international customers, who generally have longer payment terms.

         Inventory levels at September 30, 2001 increased to $26.2 million, a $1 million increase from June 30, 2001. The inventory turnover was 1.8 turns for the quarter ended September 30, 2001 compared to 3.0 turns for the quarter ended June 30, 2001. The increase in inventory levels and the decline in inventory turns is primarily due to the lower sales volume in the first quarter of fiscal 2002.

         During the three months ended September 30, 2001, we invested $3.0 million in commercial paper. During this same period, proceeds from the maturities of commercial paper totaled $11 million while the proceeds from the sales of equity investments totaled $1.8 million.

         We believe that cash, cash equivalents, funds generated from operations, investments, financing activities, and funds available under our bank line of credit will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2002. As of September 30, 2001, we had approximately $0.5 million in outstanding capital commitments.

Factors That May Affect Results

Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

         We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

         o the recent adverse economic conditions, particularly within the technology industry, which may result in revenue shortfalls

         o the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

         o the ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

         o    changes in our products or mix of sales to customers;

         o    our ability to manage fluctuations in manufacturing yields;

         o    our ability to manage the level and value of our inventories;

         o our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

         o    the gain or loss of significant customers;

         o our ability to introduce new products on a timely and cost-effective basis;

         o    customer delays in qualification of new products;

         o market acceptance of new or enhanced versions of our products and our competitors' products;

         o our ability to manage increased competition and competitive pricing pressures;

         o our ability to manage fluctuations, especially declines, in the average selling prices of our products;

         o the ability to manage the long sales cycle associated with our products;

         o the ability to manage cyclical conditions in the telecommunications industry; and

         o reduced rates of growth of telecommunications services and high-bandwidth applications.

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

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers' ability to pay us

         Demand for products in the telecommunications industry, including our products, declined dramatically during the third quarter of fiscal 2001 and have continued to decline in the first quarter of fiscal 2002 due to the downturn in the telecommunication market. We do not know when the telecommunications market will recover. The downturn in the telecommunications market has resulted in decreased orders of our products by our customers and could result in prospective customers delaying their decisions to use our products or services. The financial condition of some of our customers may also have been adversely affected by the economic downturn. If customers are unable to pay us for products delivered or services rendered, our results of operations could be negatively impacted.

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

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

         A relatively small number of customers have historically accounted for a significant portion of our net sales. Three customers accounted for 12.6%, 12.6% and 10.1% of our net sales during the first quarter of fiscal 2002. We expect we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly. For example, our sales to Samsung were $0.8 million in the first quarter of fiscal 2002 compared to $6.6 million in the first quarter of fiscal 2001. We cannot be sure as to the timing or level of future sales to our customers. If we lose one or more of our significant customers, or if there is a significant reduction or delay in sales to any customer, our business and operating results may be harmed.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

         The markets for our products are characterized by:

         o    rapidly changing technology;

         o    evolving industry standards;

         o    changes in end-user requirements; and

         o    frequent new product introductions.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenues could decline

         We believe that competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets, and ILECs may become competitors in the future. Our ability to compete successfully in the future will depend on many factors including:

         o the cost effectiveness, quality, price, service and market acceptance of our products;

         o our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

         o    the average selling prices received for our products;

         o our ability to keep pace with changing technology and customer requirements;

         o    our continued improvement of existing products;

         o    the timely development or acquisition of new or enhanced products;
              and

         o    the timing of new product introductions by our competitors or us.

         Many of our competitors or potential competitors are more established and have greater financial, manufacturing, technical and marketing resources. These competitors may be able to respond more quickly to new and emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. We expect to continue to experience pricing pressures from our competitors in all of our markets and continued price erosion in several of our product lines. If we are unable to compete by delivering new products or by delivering competitive products at lower prices, we could lose market share, which could cause our business to suffer.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

         As part of our growth strategy we may acquire other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities and offer growth opportunities. Our future acquisitions may involve risks such as the following:

         o    we may be exposed to unknown liabilities of the acquired business;

         o    we may incur significant one-time write-offs;

         o we may experience problems in combining the acquired operations, technologies or products;

         o we may overestimate the revenues and profits that we expect the acquired businesses to generate

         o we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

         o    our management's attention may be diverted from our core business;

         o our existing business relationships with suppliers and customers may be impaired;

         o we may encounter difficulties in entering markets in which we have no or limited prior experience;

         o we may be unable to retain key employees of the purchased organizations; and

         o our stockholders may be diluted if we pay for the acquisition with equity securities.

         There can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel from any recent or future acquisitions. If we fail to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, our operations and business could be harmed. If we acquire additional business not located near San Jose, California, we may experience more difficulty integrating and managing the acquired business' operations.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

         Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 23% of net sales in the first quarter of fiscal 2002 compared to 31% of net sales during the corresponding quarter of fiscal 2001. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

         o    foreign currency fluctuations;

         o    export restrictions;

         o    longer payment cycles;

         o    unexpected changes in regulatory requirements or tariffs;

         o protectionist laws and business practices that favor local competition;

         o    dependence on local vendors; and

         o reduced or limited protection of intellectual property rights and political and economic instability.

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

Increases in our effective tax rate will negatively impact our cash flow

         Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which allows us to exempt qualified Puerto Rican earnings from our total earnings when calculating our effective tax rate. Historically, our effective tax rate has been reduced by using this exemption. Our overall effective tax rate could increase during fiscal years 2003 through 2006, as the exemption will become subject to certain wage-based limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

         Interest Rate Exposure Our exposure to market risk due to fluctuations in interest rates relates primarily to our short-term investment portfolio, which consists of corporate debt and equity securities which are classified as available-for-sale and were reported at an aggregate fair value of $4.2 million as of September 30, 2001. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 2001, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

         Foreign Currency Exchange Rate Exposure Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various foreign countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and the Company does not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.2 million at September 30, 2001, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is disclosed in Note 10 of Notes to the Consolidated Financial Statements set forth in Item 1 of Part 1, above. The text of such note is incorporated by reference.

Item 2.  Changes in Securities and use of Proceeds

         On August 7, 2001, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of August 21, 2001. Each Right, when exercisable, will enable the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $72.82 (the "Purchase Price"), subject to antidilution adjustments.

         In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding shares of our Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

         The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on August 9, 2011.

         This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company's Registration Statement on Form 8-A on August 9, 2001.

Item 5.  Other Information-Subsequent Event

         On October 16, 2001, we acquired certain assets and key products from Telmax Communications Corporation for $1.1 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 Symmetricom warrants with a fair value of $0.8 million and cash payments of $0.3 million. Under the terms of the agreement, Telmax is entitled to receive future royalty payments based on a percentage of the sales volume of the acquired products over a five-year period. The $0.6 million in prepaid royalties is non-refundable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number            Description of Exhibits
--------------            -----------------------

3(i) Certificate of Determination of Series A Participating Preferred Stock of the Company

3(ii)                     Certificate of Amendment of the Bylaws of the Company

4.1 (1) Rights Agreement dated as of August 9, 2001 between the Company and Mellon Investor Services

10.18 (2)#                Employment Agreement by Thomas Steipp dated July 1,
                          2001

10.19 (2)#                Change of Control Retention Agreement between Company
                          and Thomas W. Steipp dated July 1, 2001
----------

#  Indicates a management contract or compensatory plan

(1) Incorporated by reference from Exhibits to Form 8-A filed with the Securities Exchange Commission by the Company on August 9, 2001

(2) Incorporated by reference from the Exhibit of same number to Form 10-K filed by the Company with the Securities Exchange Commission on September 20, 2001

(b)  Reports on Form 8-K.

         The Company filed one report on Form 8-K with the Securities and Exchange Commission during the two quarters ended September 30, 2001 as follows:

         (i) Current Report on Form 8-K, filed August 9, 2001, reporting under
Item 5 the Company's announcement of its adoption of a stockholder rights plan on August 7, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                      SYMMETRICOM, INC.
                                      (Registrant)

DATE:    November 13, 2001             By:           /s/ William Slater
       --------------------               --------------------------------------
                                                      William Slater
                                                 Chief Financial Officer
                                            (for Registrant and as Principal
                                            Financial and Accounting Officer)

                                  Exhibit Index

Exhibit Number            Index of Exhibits
--------------            -----------------

3(i) Certificate of Determination of Series A Participating Preferred Stock of the Company

3(ii)                     Certificate of Amendment of the Bylaws of the Company

4.1 (1) Rights Agreement dated as of August 9, 2001 between the Company and Mellon Investor Services

10.18 (2)#                Employment Agreement by Thomas Steipp dated July 1,
                          2001

10.19 (2)#                Change of Control Retention Agreement between Company
                          and Thomas W. Steipp dated July 1, 2001
----------

#  Indicates a management contract or compensatory plan

(1) Incorporated by reference from Exhibits to Form 8-A filed with the Securities Exchange Commission by the Company on August 9, 2001

(2) Incorporated by reference from the Exhibit of same number to Form 10-K filed by the Company with the Securities Exchange Commission on September 20, 2001