Form 10-Q
period 2001-12-31
SYMMETRICOM INC
filed 2002-02-12
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 0-2287

Symmetricom, Inc.
(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of Incorporation or organization)	No. 95-1906306 (I.R.S. Employer Identification No.)

2300 Orchard Parkway, San Jose, CA 95131-1017
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Applicable Only to Corporate Issuers:
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

CLASS	OUTSTANDING AS OF JANUARY 31, 2002
Common Stock	22,300,305

SYMMETRICOM, INC.

FORM 10-Q

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2001	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$50,787	$44,989
Short-term investments	5,767	15,683

Cash and investments	56,554	60,672
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $994	9,908	23,425
Inventories, net	24,996	25,242
Prepaids and other current assets	7,122	5,562

Total current assets	98,580	114,901
Property, plant and equipment, net	22,396	23,379
Goodwill, net	3,704	3,704
Other intangible assets, net	8,269	8,088
Deferred taxes and other assets	4,712	4,831
Note receivable from employee	500	500

Total assets	$138,161	$155,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,843	$5,328
Accrued compensation	4,245	7,526
Other accrued liabilities	12,068	14,229
Current maturities of long-term obligations	550	494

Total current liabilities	22,706	27,577
Long-term obligations	6,892	7,184
Deferred income taxes	65	525

Total liabilities	29,663	35,286

Shareholders’ equity:
Preferred stock, no par value; 500 shares authorized, none issued	—	—
Common stock, no par value; 150,000 shares authorized, 22,300 and 23,651 shares issued and outstanding	30,374	30,747
Shareholder note receivable	(555)	(555)
Accumulated other comprehensive income (loss)	(49)	1,490
Retained earnings	78,728	88,435

Total shareholders’ equity	108,498	120,117

Total liabilities and shareholders equity	$138,161	$155,403

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net sales	$19,333	$38,143	$37,842	$74,142
Cost of sales	11,727	21,177	23,547	41,756

Gross profit	7,606	16,966	14,295	32,386
Operating expenses:
Research and development	2,846	3,353	5,441	6,508
Selling, general and administrative	5,915	7,675	12,393	14,482
Amortization of goodwill and intangibles	395	490	761	980
Non-recurring loss (gain)	—	—	409	(99)

Operating income (loss)	(1,550)	5,448	(4,709)	10,515
Gain on sale of equity investments	—	9,504	1,771	11,325
Interest income	340	594	820	1,186
Interest expense	(173)	(167)	(334)	(336)

Earnings (loss) before income taxes	(1,383)	15,379	(2,452)	22,690
Income tax provision (benefit)	(553)	1,812	(474)	3,640

Net earnings (loss)	$(830)	$13,567	$(1,978)	$19,050

Earnings (loss) per share – basic	$(0.04)	$0.58	$(0.09)	$0.82

Weighted average shares outstanding – basic	22,393	23,460	22,886	23,288

Earnings (loss) per share – diluted	$(0.04)	$0.54	$(0.09)	$0.76

Weighted average shares outstanding – diluted	22,393	24,909	22,886	24,938

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(1,978)	$19,050
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,293	3,335
Deferred income taxes	(1,892)	(1,667)
Gain on sale of equity investments	(1,771)	(11,325)
Gain on sale of Antenna Division	—	(99)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	13,517	(4,507)
Inventories	283	(10,893)
Prepaids and other current assets	(9)	(1,473)
Accounts payable	515	497
Accrued compensation	(3,281)	21
Other accrued liabilities	(1,207)	5,274

Net cash provided by (used for) operating activities	7,470	(1,787)

Cash flows from investing activities:
Purchases of short-term investments	(6,658)	(28,259)
Maturities of short-term investments	14,076	20,954
Proceeds from sale of equity investments	1,771	12,851
Purchases of plant and equipment, net	(1,491)	(2,052)
Acquisitions and related costs	(151)	(228)

Net cash provided by investing activities	7,547	3,266

Cash flows from financing activities:
Repayment of long-term obligations	(236)	(186)
Proceeds from issuance of common stock	540	3,004
Repurchase of common stock	(9,523)	(1,829)

Net cash provided by (used for) financing activities	(9,219)	989

Net increase in cash and cash equivalents	5,798	2,468
Cash and cash equivalents at beginning of period	44,989	19,283

Cash and cash equivalents at end of period	$50,787	$21,751

Non-cash investing and financing activities:
Unrealized loss on securities, net	$(1,542)	$(5,071)
Deferred taxes on unrealized loss	(956)	(3,380)
Issuance of warrants for acquisition	819	—
Cash payments for:
Interest	$334	$336
Income taxes	1,227	2,047
Tax benefit from stock option plans	—	1,500

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation.    The unaudited consolidated financial statements included herein have been prepared by Symmetricom, Inc. (“Symmetricom”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2001.

2.    Summary of Significant Accounting Policies.    For presentation purposes, Symmetricom presents the second fiscal quarter as if it ended on December 31. Symmetricom’s fiscal quarter ends on the Sunday closest to December 31. All references to the quarter refer to Symmetricom’s fiscal quarter.

In the opinion of the management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Symmetricom at December 31, 2001 and the results of operations and cash flows for the three and six month periods then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.    Acquisition.    On October 16, 2001, we acquired certain assets and key products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

Under the terms of the agreement, Telmax is entitled to receive future royalty payments based on a percentage of the sales volume of the acquired products over a five-year period. The $0.6 million in prepaid royalties is non-refundable. Pro forma results of operations have not been presented as the effect of the acquisition was not material to Symmetricom’s consolidated financial position, results of operations, or cash flows for the periods presented.

4.    Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three and six month period ended December 31, 2001, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Three months ended December 31,		Six months ended December 31,
(In thousands, except per share amounts)	2001	2000	2001	2000
Net earnings (loss)	$(830)	$13,567	$(1,978)	$19,050

Weighted average shares outstanding – basic	22,393	23,460	22,886	23,288
Dilutive stock options	—	1,449	—	1,650

Weighted average shares outstanding – diluted	22,393	24,909	22,886	24,938

Basic earnings (loss) per share	$(0.04)	$0.58	$(0.09)	$0.82
Diluted earnings (loss) per share	$(0.04)	$0.54	$(0.09)	$0.76

5.    Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

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

In accordance with SFAS 142, effective July 1, 2001 we discontinued amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except per share amounts)	2001	2000	2001	2000
Reported earnings (loss) from continuing operations	$(830)	$13,567	$(1,978)	$19,050
Add: Goodwill amortization, net of tax	—	79	—	158

Adjusted net earnings (loss)	$(830)	$13,646	$(1,978)	$19,208

Basic earnings (loss) per share on reported net income	$(0.04)	$0.58	$(0.09)	$0.82
Goodwill amortization, net of tax	—	—	—	0.01

Adjusted net earnings (loss)	$(0.04)	$0.58	$(0.09)	$0.83

Diluted earnings (loss) per share on reported net income	$(0.04)	$0.54	$(0.09)	$0.76
Goodwill amortization, net of tax	—	—	—	0.01

Adjusted net earnings (loss)	$(0.04)	$0.54	$(0.09)	$0.77

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. During the quarter ended December 31, 2001, we completed the transitional impairment test and determined that goodwill was not impaired.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement retains a majority of the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, and it addresses certain implementation issues. SFAS No. 144 is effective for Symmetricom’s fiscal year beginning July 1, 2002. Although we have not fully assessed the implications of SFAS No. 144, we do not believe the adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

6.    Investments.    Short-term investments consist of corporate debt securities, which mature between three and twelve months, and marketable equity securities. All highly liquid investments with maturity of three months or less are considered to be cash equivalents. All of the company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity.

The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gain/(loss)	Fair Value
December 31, 2001
Commercial paper	$12,335	—	$12,335
Corporate equity securities	1,533	399	1,932

Total available-for-sale investments	13,868	399	14,267
Less amounts classified as cash equivalents	(9,065)	—	(9,065)
Deferred compensation plan assets	854	(289)	565

Total short term investments	$5,657	$110	$5,767

June 30, 2001
Commercial paper	$28,430	$—	$28,430
Corporate equity securities	1,533	2,796	4,329

Total available-for-sale investments	29,963	2,796	32,759
Less amounts classified as cash equivalents	(17,464)	—	(17,464)
Deferred compensation plan assets	576	(188)	388

Total short term investments	$13,075	$2,608	$15,683

7.    Inventories.     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31, 2001	June 30, 2001
Raw materials	$16,099	$15,946
Work-in-process	3,961	4,820
Finished goods	9,683	8,815

	29,743	29,581
Allowance for excess and obsolete inventory	(4,747)	(4,339)

Inventories, net	$24,996	$25,242

8.    Other Intangible Assets.    Intangible assets, including those that were acquired from Telmax Communications Corporation and Hewlett-Packard Company, are carried at cost and consist of the following (in thousands):

	December 31, 2001	June 30, 2001
Technology	$8,477	$7,607
Customer lists, trademarks, and other	3,068	2,994

Total gross other intangible assets	11,545	10,601
Less: accumulated amortization	(3,276)	(2,513)

Other intangible assets, net	$8,269	$8,088

The acquisition of certain assets and key products from Telmax Communications Corporation resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of 5 years. Intangible assets associated with the acquisition of the HP Product Line business includes goodwill of $4.6 million, customer lists of $1.3 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for customer lists, 7 years for SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years. As a result of adopting SFAS 142 in the first quarter of fiscal 2002, goodwill is no longer amortized.

9.    Comprehensive Income.    Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Net earnings (loss)	$(830)	$13,567	$(1,978)	$19,050
Other comprehensive income (loss):
Unrealized losses on investments, net of taxes	(521)	(7,763)	(1,539)	(5,071)

Total comprehensive income (loss)	$(1,351)	$5,804	$(3,517)	$13,979

10.    Stock Repurchase Program.    During the first quarter of fiscal 2002, the Board of Directors approved the repurchase of 2.0 million shares of our common stock. During the six months ended December 31, 2001, we repurchased 1.4 million shares for an aggregate price of approximately $9.5 million. Symmetricom has authorization to repurchase up to an additional 1.4 million shares of its common stock.

11.    Contingencies.    In January 1994, a securities class action complaint was filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company’s stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers and directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2000. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its officers believe that the complaint is entirely without merit and intend to continue to defend the action vigorously, if necessary.

We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position and results of operations.

12.    Business Segment Information.    We have six reportable segments: Synchronization (“Sync”) Products, Wireless Products, Transmission Products, Contract Manufacturing, Broadband Access Products and Global Services. Sync Products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies. Revenues for the Sync Products consist of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal (IDST). These products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for maintenance personnel. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Our Broadband Access Products include GoLong, a product that allows telecommunications providers to offer Digital Subscriber Line (DSL) services to customers beyond the current 15,000-foot limit. In June 2001, we introduced GoWide, a product that we believe will provide a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Global services is our newest division. Through this division we plan to offer a broad portfolio of services for our customers around the world. The services we will offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.

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

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Net sales:
Sync Products	$15,877	$27,453	$31,202	$51,332
Wireless Products	2,134	6,087	4,115	14,983
Transmission Products	290	1,535	477	2,227
Contract Manufacturing	755	2,783	1,151	4,757
Broadband Access Products	8	—	17	—
Global Services	269	285	880	843

Total net sales	19,333	38,143	37,842	74,142
Cost of sales:
Sync Products	$9,535	$14,869	$19,594	$28,290
Wireless Products	1,466	3,208	2,501	8,408
Transmission Products	82	712	216	1,104
Contract Manufacturing	533	2,289	873	3,611
Broadband Access Products	35	—	42	—
Global Services	76	99	321	343

Total cost of sales	11,727	21,177	23,547	41,756
Gross profit:
Sync Products	$6,342	$12,584	$11,608	$23,042
Wireless Products	668	2,879	1,614	6,575
Transmission Products	208	823	261	1,123
Contract Manufacturing	222	494	278	1,146
Broadband Access Products	(27)	—	(25)	—
Global Services	193	186	559	500

Total gross profit	7,606	16,966	14,295	32,386
Gross margin:
Sync Products	39.9%	45.8%	37.2%	44.9%
Wireless Products	31.3%	47.3%	39.2%	43.9%
Transmission Products	71.7%	53.6%	54.7%	50.4%
Contract Manufacturing	29.4%	17.8%	24.2%	24.1%
Broadband Access Products	(337.5%)	—	(147.1%)	—
Global Services	71.7%	65.3%	63.5%	59.3%

Total gross margin	39.3%	44.5%	37.8%	43.7%

13.    Subsequent Event.    Effective January 7, 2002, we changed our state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the “Merger”) of Symmetricom, Inc., a California corporation (“Symmetricom California”) into its wholly owned Delaware subsidiary of the same name (“Symmetricom Delaware”). As a result of the Merger, each outstanding share of Symmetricom California common stock, no par value, was automatically converted into one share of Symmetricom Delaware common stock, par value $0.0001 per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10K and the notes thereto for the year ended June 30, 2001.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the extent of worldwide use of our products, future research and development costs related to acquired products, our anticipated research and development efforts, our forward net sales, our planned decrease in inventory levels, the effect of the adoption of certain accounting pronouncements, the adequacy of our capital resources, our operating results, our reliance on a few customers, price erosion in our products lines, our strategy with regard to protecting our patents, the importance of our patents, our development of new products, the factors that may affect our ability to compete, sales to international customers, the effect of short-term fluctuations in interest rates on our business and the impact of fluctuations in foreign exchange rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Symmetricom’s broadband products help maximize the deliverable bandwidth over the copper telephone infrastructure, reducing the distance barriers for the consumer market and the cost barriers in the business market for value-added broadband services. Our transmission products are used to support intelligent, fault-tolerant, digital transmission terminals that automatically reroute disrupted, high priority telephone data links. We also provide contract-manufacturing services, utilizing our production facilities to manufacture third-party products. Recently, we formed a new division, Symmetricom Global Services, to provide network synchronization design services, implementation project management, on-site maintenance, disaster recovery planning and customized consulting services.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable TV operators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs.

On October 16, 2001, we acquired certain assets and key products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

Results of Operations

Net Sales

Net sales declined by $18.8 million, or 49%, to $19.3 million in the second quarter of fiscal 2002, down from $38.1 million in the second quarter of fiscal 2001. This $19.3 million in net sales primarily consists of $15.9 million from our Sync Product segment and $2.1 million from our Wireless Products segment. The second quarter’s results reflect a general downturn in the telecommunications market, a weakening demand for telecommunications equipment and a decrease in capital expenditures by our major customers.

Net sales in our Sync Products segment declined 42% to $15.9 million during the second quarter of fiscal 2002, down $27.5 million for the second quarter of fiscal 2001. Net sales in our Wireless Products sector declined 66% to $2.1 million during the second quarter of fiscal 2002, down from $6.1 million in the second quarter of fiscal 2001. Net sales from our contract manufacturing sector declined 73% to $0.8 million during the second quarter of fiscal 2002, down from $2.8 million in the same period fiscal 2001. Our Transmission Products sector registered an 81% decline in net sales to $0.3 million for the second quarter of fiscal 2002, compared to $1.5 million for the second quarter of fiscal 2001. Net sales in our Global Services sector were approximately $0.3 million for both the second quarter of fiscal 2002 and the second quarter of fiscal 2001.

For the first half of fiscal 2002, our net sales were $37.8 million, down $36.3 million, or 49%, from $74.1 million in the first half of fiscal 2001. $31.2 million of our $37.8 million in first half fiscal 2002 net sales consisted primarily of sales from our Sync Products group. We anticipate that, on a comparative basis, our forward net sales will continue to remain lower than those from corresponding periods of fiscal year 2001 pending such time as the telecommunications markets recover and our customers resume capital equipment spending at more robust levels.

Gross Profit Margin

Gross profit, as a percentage of net sales, was 39.3% and 37.8% in the second quarter and first half of fiscal 2002, respectively, compared to 44.5% and 43.7% during the corresponding periods of fiscal 2001. The decrease in the gross profit margin during the second quarter and the first six months of fiscal 2002 reflects lower sales and manufacturing production levels resulting in higher overhead in cost of goods sold.

Operating Expenses

Research and development expenditures were $2.8 million (or 14.7% of net sales) in the second quarter of fiscal 2002 compared to $3.4 million (or 8.8% of net sales) in the corresponding period of fiscal 2001. Research and development expenditures were $5.4 million (or 14.4% of net sales) during the first six months of fiscal 2002 compared to $6.5 million (or 8.8% of net sales) in the corresponding period of fiscal 2001. The absolute dollar decrease in research and development expenditures is a result of our adoption of a more targeted focus on specific research and development projects as well as a general reduction in expenditures throughout Symmetricom. The increase in research and development expense as a percentage of net sales is the result of a decline in net sales during the second quarter and first six months of fiscal 2002.

Our selling, general and administrative expenses, including amortization of intangible assets, were $6.3 million (or 32.6% of net sales) and $13.2 million (or 34.8% of net sales) in the second quarter and first half of fiscal 2002, respectively, compared to $8.2 million (or 21.4% of net sales) and $15.5 million (or 20.9% of net sales) in the corresponding periods of fiscal 2001. The absolute dollar decrease in selling, general and administrative expenses for the quarter and six months ended December 31, 2001 is the result of continued cost-cutting efforts.

Interest Income

We realized interest income of $0.3 million during the second quarter of fiscal 2002 and $0.8 million during the first half of fiscal 2002, compared to $0.6 million and $1.2 million during the second quarter and the first half of fiscal 2001, respectively. Interest income decreased from the corresponding periods of fiscal 2001 as a result of a decrease in short-term investments as well as lower in interest rates.

Interest Expense

We incurred interest expense of $0.2 million and $0.3 million in the second quarter and first half of fiscal 2002, respectively. This was consistent with the corresponding periods during fiscal 2001. Our interest expense derives from the capital lease on our building in San Jose, California.

Income Taxes

Our income tax benefit was $0.6 million and $0.5 in the second quarter and first half of fiscal 2002, respectively, compared to a tax provision of $1.8 million and $3.6 during the corresponding periods of fiscal 2001. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption is expected to be subject to further limitations during fiscal years 2003 through 2006.

Net Loss

As a result of the factors discussed above, net loss in the second quarter of fiscal 2002 was $0.8 million or $(0.04) per share (diluted) compared to net earnings of $13.6 million or $0.54 per share (diluted) during the same period of fiscal 2001. Net loss during the first six months of fiscal 2002 was $2.0 million or $(0.09) per share (diluted) compared to net earnings of $19.1 million or $0.76 per share (diluted) during the same period of fiscal 2001.

Liquidity and Capital Resources

Working capital decreased to $75.9 million at December 31, 2001 from $87.3 million at June 30, 2001, while the current ratio increased to 4.3 from 4.2. The increase in the current ratio is primarily the result of a decrease in accrued compensation and other accrued liabilities between June 30, 2001 and December 31, 2001. Cash and cash equivalents increased to $50.8 million at December 31, 2001 from $45.0 million at June 30, 2001. The increase was primarily the result of net maturities of short-term investments of $7.4 million, $1.8 million in proceeds from the sale of equity investments, a $1.1 million reimbursement from our landlord for capital improvements, and $7.5 million from cash provided by operations. This increase was offset by $9.5 million used to repurchase our common stock and $2.6 million used for capital expenditures. During this same period, short-term investments decreased from $15.7 million at June 30, 2001 to $5.8 million at December 31, 2001. The decrease was the result a $2.5 million decrease in unrealized gains, $14.1 million in maturities of commercial paper, offset by $6.7 million in purchases of commercial paper.

Accounts receivable at December 31, 2001 decreased by $13.5 million to $9.9 million from $23.4 million in June 30, 2001. The decrease is due to lower sales volume during the quarter. Day’s sales outstanding in receivables decreased to 47 days at December 31, 2001 compared to 54 days at June 30, 2001, primarily due to increased collection efforts during the second quarter of fiscal 2002.

Inventory levels at December 31, 2001 and June 30, 2001 remained comparatively flat at $25.0 million and $25.2 million, respectively. Inventory levels are down 25% (or $8.3 million) from the same period last year. We expect the inventory balance to further decrease in the third quarter of fiscal 2002 consistent with result management’s commitment to further reduce inventory levels. The inventory turnover was 1.8 turns for the quarter ended December 31, 2001 compared to 3.0 turns for the quarter ended June 30, 2001. The decline in inventory turns is primarily due to the lower sales volume in the second quarter of fiscal 2002.

We believe that cash, cash equivalents, funds generated from operations, investments and financing activities will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2002. As of December 31, 2001, we had approximately $1 million in outstanding capital commitments.

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

•	the recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue shortfalls

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	the ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of our inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	the ability to manage the long sales cycle associated with our products;

•	the ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

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

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

Demand for products in the telecommunications industry, including our products, declined dramatically during the third quarter of fiscal 2001 and has continued to decline through the second quarter of fiscal 2002 due to the downturn in the telecommunication market. We do not know when the telecommunication markets will recover. The downturn in the telecommunication markets has resulted in decreased orders of our products by our customers and could result in prospective customers delaying their decisions to use our products or services. The financial condition of some of our customers may also have been adversely affected by the economic downturn. If customers are unable to pay us for products delivered or services rendered, our results of operations could be negatively impacted.

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

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. Two customers accounted for 14.7% and 10.6% of our net sales during the second quarter of fiscal 2002. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to Samsung were $0.9 million in the second quarter of fiscal 2002 compared to $5.6 million in the second quarter of fiscal 2001. We cannot be sure as to the timing or level of future sales to our customers. If we lose one or more of our significant customers, or if there is a significant reduction or delay in sales to any customer, our business and operating results may be harmed.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

The markets for our products are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	changes in end-user requirements; and

•	frequent new product introductions.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenues could decline

We believe that competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets, and ILECs may become competitors in the future. Our ability to compete successfully in the future will depend on many factors including:

•	the cost effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the average selling prices received for our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products; and

•	the timing of new product introductions by our competitors or us.

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

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

We believe our success will depend in a large part on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. There can be no assurance that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our growth strategy we may acquire other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Our future acquisitions may involve risks such as the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant one-time write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may overestimate the revenues and profits that we expect the acquired businesses to generate;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may encounter difficulties in entering markets in which we have no or limited prior experience;

•	we may be unable to retain key employees of the purchased organizations; and

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

There can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel from any recent or future acquisitions. If we fail to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, our operations and business could be harmed. If we acquire additional business not located near San Jose, California, we may experience additional difficulty integrating and managing the acquired business’ operations.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 29% of net sales in the second six months of fiscal 2002 compared to 27% of net sales during the corresponding period of fiscal 2001. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•	foreign currency fluctuations;

•	export restrictions;

•	longer payment cycles;

•	unexpected changes in regulatory requirements or tariffs;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors; and

•	reduced or limited protection of intellectual property rights and political and economic instability.

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

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our business could be materially affected.

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes. purposes when calculating our effective tax rate. Historically, using this exemption has reduced our effective tax rate. Our overall effective tax rate could increase during fiscal years 2003 through 2006, as the exemption will become subject to additional limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to our short-term investment portfolio, which consists of corporate debt and equity securities which are classified as available-for-sale and were reported at an aggregate fair value of $8.2 million as of December 31, 2001. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2001, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various foreign countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.2 million at December 31, 2001, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Part 2. OTHER INFORMATION

Ite m 1. Legal Proceedings

The information required by this item is disclosed in Note 11 of Notes to the Consolidated Financial Statements set forth in Item 1 of Part 1, above. The text of such note is incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds

Effective January 7, 2002, we changed our state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the “Merger”) of Symmetricom, Inc., a California corporation (“Symmetricom California”) into its wholly owned Delaware subsidiary of the same name (“Symmetricom Delaware”). As a result of the Merger, each outstanding share of Symmetricom California common stock, no par value, was automatically converted into one share of Symmetricom Delaware common stock, par value $0.0001 per share. The reincorporation proposal was approved by the Company’s shareholders at the Company’s 2001 annual meeting of shareholders, as held on November 9, 2001, and reconvened on December 17, 2001, and again on December 21, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

On November 9, 2001, the Company held its annual meeting of shareholders. The meeting was continued and reconvened on December 17, 2001, and again on December 21, 2001. The following summarizes the matters submitted to a vote of its shareholders:

1.	The election of the following nominees to serve on the Board of Directors:

NOMINEE	FOR	WITHHELD
Robert T. Clarkson	19,725,011	2,148,616
Robert M. Neumeister	19,726,049	2,147,578
Richard W. Oliver	19,728,199	2,145,428
Krish A. Prabhu	19,727,159	2,146,468
Richard N. Snyder	19,711,711	2,161,916
Thomas W. Steipp	16,854,989	5,018,638

2.	The approval of the change of the Company’s state of incorporation from California to Delaware:

FOR	AGAINST	ABSTAIN
11,865,782	4,983,204	136,134

3.	The approval of the adoption of a provision in the proposed Delaware charter providing for a classified Board of Directors consisting of three classes:

FOR	AGAINST	ABSTAIN
6,523,156	10,364,842	97,122

4.
The approval of a charter provision in the proposed Delaware charter providing for the elimination of the stockholders’ ability to act by written consent and the elimination of provisions in the proposed Delaware bylaws providing for stockholder ability to call a special meeting of the stockholders:

FOR	AGAINST	ABSTAIN
6,352,688	10,546,827	85,605

5.
The approval of a charter provision in the proposed Delaware charter to subject the Company, if reincorporated in Delaware, to the protections provided by Section 203 of the Delaware General Corporation Law:

FOR	AGAINST	ABSTAIN
6,691,900	10,209,444	83,776

6.
The approval of the adoption of provisions in the proposed Delaware bylaws and proposed Delaware charter increasing the stockholder vote required to adopt, amend or repeal the proposed Delaware bylaws and certain features of the proposed Delaware charter from a majority to 66 2/3%:

FOR	AGAINST	ABSTAIN
6,482,233	10,415,495	87,392

7.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2002 fiscal year.

FOR	AGAINST	ABSTAIN
21,605,405	183,635	84,587

Item 5. Ot her Information – Subsequent Event

Effective January 7, 2002, we changed our state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the “Merger”) of Symmetricom, Inc., a California corporation (“Symmetricom California”) into its wholly owned Delaware subsidiary of the same name (“Symmetricom Delaware”). As a result of the Merger, each outstanding share of Symmetricom California common stock, no par value, was automatically converted into one share of Symmetricom Delaware common stock, par value $0.0001 per share.

Item 6. Exhibits a nd Reports on Form 8-K

(a)	Exhibits

2.1	(1)	Agreement and Plan of Merger between the Company and Symmetricom California, dated January 3, 2002

3.1	(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 4, 2002

3.2	(1)	Bylaws

(1)	Incorporated by reference from Exhibits of same number to Form 8-K filed by the Company with the Securities and Exchange Commission on January 9, 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 9, 2002, announcing its completion of the change of its state of incorporation from California to Delaware.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly causes this report to be signed on our behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002

SYMMETRICOM, INC. (Registrant)

By:	/s/ William Slater
William Slater Chief Financial Officer (for Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between the Company and Symmetricom California, dated January 3, 2002

3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 4, 2002

3.2(1)	Bylaws

(1)
Incorporated by reference from Exhibits of same number to Form 8-K filed by the Company with the Securities and Exchange Commission on January 9, 2002, announcing its completion of the change of its state of incorporation from California to Delaware.