Form 10-Q
period 2002-03-31
SYMMETRICOM INC
filed 2002-05-14
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 0-2287

SYMMETRICOM, INC.
(Exact name of registrant as specified in our charter)

Delaware	No. 95-1906306
(State or other jurisdiction of (I.R.S. Employer Incorporation or organization) Identification No.)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Issuers:
Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

CLASS	OUTSTANDING AS OF APRIL 30, 2002
Common Stock	22,244,256

SYMMETRICOM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$49,598	$44,989
Short-term investments	4,072	15,683

Cash and investments	53,670	60,672
Accounts receivable, net of allowance for doubtful accounts of $880 and $994	9,929	23,425
Inventories, net	21,160	25,242
Prepaids and other current assets	9,880	5,562

Total current assets	94,639	114,901
Property, plant and equipment, net	22,450	23,379
Goodwill, net	3,704	3,704
Other intangible assets, net	7,872	8,088
Deferred taxes and other assets	4,712	4,831
Note receivable from employee	500	500

Total assets	$133,877	$155,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,235	$5,328
Accrued compensation	3,540	7,526
Other accrued liabilities	11,539	14,229
Current maturities of long-term obligations	580	494

Total current liabilities	19,894	27,577
Long-term obligations	6,740	7,184
Deferred income taxes	114	525

Total liabilities	26,748	35,286

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 22,244 and 23,651 shares issued and outstanding	30,063	30,747
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive income	174	1,490
Retained earnings	77,447	88,435

Total stockholders’ equity	107,129	120,117

Total liabilities and stockholders equity	$133,877	$155,403

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net sales	$17,110	$39,286	$54,952	$113,428
Cost of sales	10,205	22,221	33,752	63,977

Gross profit	6,905	17,065	21,200	49,451
Operating expenses:
Research and development	3,036	3,464	8,477	9,972
Selling, general and administrative	6,152	7,643	18,543	22,125
Amortization of goodwill and intangibles	410	490	1,173	1,470
Non-recurring loss (gain)	—	—	409	(99)

Operating income (loss)	(2,693)	5,468	(7,402)	15,983
Net gain (loss) on sale of equity investments	(284)	—	1,487	11,325
Interest income	244	647	1,064	1,833
Interest expense	(155)	(165)	(489)	(501)

Earnings (loss) before income taxes	(2,888)	5,950	(5,340)	28,640
Income tax provision (benefit)	(1,198)	1,214	(1,672)	4,854

Earnings (loss) from continuing operations	(1,690)	4,736	(3,668)	23,786
Gain from discontinued operations, net of tax	410	—	410	—

Net earnings (loss)	$(1,280)	$4,736	$(3,258)	$23,786

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.08)	$0.20	$(0.16)	$1.02
Gain from discontinued operations	0.02	—	0.02	—

Net earnings (loss)	$(0.06)	$0.20	$(0.14)	$1.02

Weighted average shares outstanding—basic	22,322	23,638	22,698	23,404

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.08)	$0.19	$(0.16)	$0.95
Gain from discontinued operations	0.02	—	0.02	—

Net earnings (loss)	$(0.06)	$0.19	$(0.14)	$0.95

Weighted average shares outstanding – diluted	22,322	25,123	22,698	25,000

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(3,258)	$23,786
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain from discontinued operations	(410)	—
Depreciation and amortization	4,951	4,942
Deferred income taxes	(2,948)	(1,569)
Gain on sale of equity investments	(1,487)	(11,325)
Gain on sale of Antenna division	—	(99)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	13,496	(2,639)
Inventories	4,119	(7,610)
Prepaids and other current assets	(1,662)	(1,855)
Accounts payable	(1,093)	(1,009)
Accrued compensation	(3,986)	1,002
Other accrued liabilities	(1,420)	5,361

Net cash provided by operating activities	6,302	8,985

Cash flows from investing activities:
Purchases of short-term investments	(8,928)	(37,836)
Maturities of short-term investments	17,353	40,583
Proceeds from sale of equity investments	2,492	12,851
Purchases of plant and equipment, net	(2,806)	(5,361)
Acquisitions and related costs	(151)	(228)

Net cash provided by investing activities	7,960	10,009

Cash flows from financing activities:
Repayment of long-term obligations	(358)	(281)
Proceeds from issuance of common stock	938	5,264
Stockholder note receivable	—	(317)
Repurchase of common stock	(10,233)	(3,057)

Net cash provided by (used for) financing activities	(9,653)	1,609

Net increase in cash and cash equivalents	4,609	20,603
Cash and cash equivalents at beginning of period	44,989	19,283

Cash and cash equivalents at end of period	$49,598	$39,886

Non-cash investing and financing activities:
Unrealized loss on securities, net	$(1,319)	$(9,453)
Deferred taxes on unrealized loss	(862)	(6,236)
Issuance of warrants for acquisition	(819)	—
Issuance of common stock for note receivable	—	(238)
Cash payments for:
Interest	$489	$446
Income taxes	1,462	4,283

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

2.  Summary of Significant Accounting Policies.    Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our current fiscal quarter ended on March 31, 2002.

In the opinion of the management, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Symmetricom at March 31, 2002 and 2001 and the results of operations and cash flows for the three and nine month periods then ended. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.  Acquisitions.    On March 27, 2002 we announced our proposed acquisition of TrueTime, Inc., (“TrueTime”) a provider of precision time and frequency products for government and commercial applications, for 2.6 million shares of common stock and $5.0 million in cash (subject to a possible adjustment in association with transaction costs for the purchase of outstanding shares of TrueTime). Upon closing of the transaction, TrueTime will become our wholly owned subsidiary. While we expect the transaction to close during the first quarter of fiscal 2003, the acquisition of TrueTime is subject to the approval by TrueTime stockholders and certain conditions as defined in the “Agreement and Plan of Merger”, which must either be satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option-pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

Under the terms of the agreement, Telmax is entitled to receive future royalty payments based on a percentage of the sales volume of the acquired products over a five-year period. The $0.6 million in prepaid royalties is non-refundable. Pro forma results of operations have not been presented, as the effect of the acquisition was not material to Symmetricom’s consolidated financial position, results of operations, or cash flows for the periods presented.

4.  Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three and nine month period ended March 31, 2002, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share amounts)

Net earnings (loss) from continuing operations	$(1,690)	$4,736	$(3,668)	$23,786
Gain from discontinued operations	410	—	410	—

Net Earnings (loss)	$(1,280)	$4,736	$(3,258)	$23,786

Weighted average shares outstanding—basic	22,322	23,638	22,698	23,404
Dilutive stock options	—	1,485	—	1,596

Weighted average shares outstanding—diluted	22,322	25,123	22,698	25,000

Basic earnings (loss) per share from continuing operations	$(0.08)	$0.20	$(0.16)	$1.02
Gain per share from discontinued operations	0.02	—	0.02	—

Basic net earnings (loss)	$(0.06)	$0.20	$(0.14)	$1.02

Diluted earnings (loss) per share from continuing operations	$(0.08)	$0.19	$(0.16)	$0.95
Gain per share from discontinued operations	0.02	—	(0.02)	—

Diluted net earnings (loss)	$(0.06)	$0.19	$(0.14)	$0.95

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

Effective July 1, 2001, Symmetricom adopted SFAS No. 142, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for impairment on a periodic basis.

In accordance with SFAS No. 142, effective July 1, 2001 we discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share amounts)

Reported net earnings (loss) net	$(1,280)	$4,736	$(3,258)	$23,786
Add: Goodwill amortization, net of tax	—	79	—	236

Adjusted net earnings (loss)	$(1,280)	$4,815	$(3,258)	$24,022

Basic earnings (loss) per share on reported net income	$(0.06)	$0.20	$(0.14)	$1.02
Goodwill amortization, net of tax	—	—	—	0.01

Adjusted net earnings (loss)	$(0.06)	$0.20	$(0.14)	$1.03

Diluted earnings (loss) per share on reported net income	$(0.06)	$0.19	$(0.14)	$0.95
Goodwill amortization, net of tax	—	—	—	0.01

Adjusted net earnings (loss)	$(0.06)	$0.19	$(0.14)	$0.96

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. We completed the required transitional impairment test during the quarter ended December 31, 2001 and determined that goodwill was not impaired.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement retains a majority of the requirements of SFAS No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, and it addresses certain implementation issues. SFAS No. 144 is effective for Symmetricom’s fiscal year beginning July 1, 2002. Although we have not fully assessed the implications of SFAS No. 144, we do not believe the adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

6.  Investments.    Short-term investments consist of corporate debt securities, which mature between three and twelve months, and marketable equity securities. All highly liquid investments with maturity of three months or less are considered to be cash equivalents. All of the company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments (in thousands):
	Amortized Cost	Gross Unrealized Gain (loss)	Fair Value
March 31, 2002
Commercial paper	$11,360	$—	$11,360
Corporate equity securities	726	635	1,361

Total available-for-sale investments	12,086	635	12,721
Less amounts classified as cash equivalents	(9,348)	—	(9,348)
Deferred compensation plan assets	907	(208)	699

Total short term investments	$3,645	$427	$4,072

June 30, 2001
Commercial paper	$28,430	$—	$28,430
Corporate equity securities	1,533	2,796	4,329

Total available-for-sale investments	29,963	2,796	32,759
Less amounts classified as cash equivalents	(17,464)	—	(17,464)
Deferred compensation plan assets	576	(188)	388

Total short term investments	$13,075	$2,608	$15,683

During the quarter ended March 31, 2002, we concluded that the decline in value of our investment in the common stock of Parthus Technologies plc (“Parthus”) had become other-than-temporary. Accordingly, $1.0 million was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and Accounting Principles Board (APB) No. 18, based on the quoted fair value of Parthus common stock on February 1, 2002.

7.  Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2002	June 30, 2001
Raw materials	$15,519	$15,946
Work-in-process	4,493	4,820
Finished goods	5,963	8,815

	25,975	29,581
Allowance for excess and obsolete inventory	(4,815)	(4,339)

Inventories, net	$21,160	$25,242

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Other Intangible Assets.    Intangible assets that were acquired from Telmax and the Hewlett-Packard Company’s Communications Synchronization Business (“HP Product Line business”) are carried at cost and consist of the following (in thousands):

	March 31, 2002	June 30, 2001
Technology	$8,477	$7,607
Customer lists, trademarks, and other	3,081	2,994

Total gross other intangible assets	11,558	10,601
Less: accumulated amortization	(3,686)	(2,513)

Other intangible assets, net	$7,872	$8,088

The acquisition of certain assets and products from Telmax resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of 5 years. Intangible assets associated with the acquisition of the HP Product Line Business includes goodwill of $4.6 million, customer lists of $1.3 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of 10 years for customer lists, 7 years for SMARTCLOCK trademark and for current product technology. The other intangible assets are amortized over 5 years. As a result of adopting SFAS 142 in the first quarter of fiscal 2002, goodwill is no longer amortized.

9.  Comprehensive Income.    Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Net earnings (loss)	$(1,280)	$4,736	$(3,258)	$23,786
Other comprehensive income (loss)
Unrealized losses on investments, net of taxes	223	(4,382)	(1,316)	(9,453)

Total comprehensive income (loss)	$(1,057)	$354	$(4,574)	$14,333

10.  Stock Repurchase Program.    During the first quarter of fiscal 2002, the Board of Directors approved the repurchase of 2.0 million shares of our common stock. During the nine months ended March 31, 2002, we repurchased 1.5 million shares for an aggregate price of approximately $10.2 million. Symmetricom has authorization to repurchase an additional 1.3 million shares of its common stock.

11.  Contingencies.    In January 1994, a securities class action complaint was filed against us and certain of our former officers and directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of the Company’s stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleges that we and certain of our former officers and directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment to us and our former officers and directors in August 2001. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company and its officers believe that the complaint is entirely without merit and intend to continue to defend the action vigorously, if necessary.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We are also a party to certain other claims in the normal course of our operations. While the results of such claims cannot be predicted with any certainty, management believes that the final outcome of such matters will not have a material adverse effect on our financial position and results of operations.

12.  Business Segment Information.    We have six reportable segments: Synchronization (“Sync”) Products, Wireless Products, Transmission Products, Contract Manufacturing, Broadband Access Products and Global Services. Sync Products consist principally of Digital Clock Distributors (DCDs) based on quartz, rubidium and Global Positioning System (GPS) technologies. Revenues for the Sync Products consist of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal (IDST). These products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for maintenance personnel. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Our Broadband Access Products include GoLong, a product that allows telecommunications providers to offer Digital Subscriber Line (DSL) services to customers beyond the current 15,000-foot limit. In June 2001, we introduced GoWide, a product that we believe will provide a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Global Services is our newest division. Through this division we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.

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

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Net sales:
Sync Products	$13,524	$29,007	$44,726	$80,340
Wireless Products	2,095	6,362	6,210	21,345
Transmission Products	—	771	477	2,998
Contract Manufacturing	995	2,495	2,146	7,251
Broadband Access Products	34	—	51	—
Global Services	462	651	1,342	1,494

Total net sales	17,110	39,286	54,952	113,428

Cost of sales:
Sync Products	$7,892	$15,891	$27,486	$44,135
Wireless Products	1,426	3,414	3,927	11,867
Transmission Products	—	524	216	1,629
Contract Manufacturing	785	2,134	1,658	5,745
Broadband Access Products	22	—	64	—
Global Services	80	258	401	601

Total cost of sales	10,205	22,221	33,752	63,977

Gross profit:
Sync Products	$5,632	$13,116	$17,240	$36,205
Wireless Products	669	2,948	2,283	9,478
Transmission Products	—	247	261	1,369
Contract Manufacturing	210	361	488	1,506
Broadband Access Products	12	—	(13)	—
Global Services	382	393	941	893

Total gross profit	6,905	17,065	21,200	49,451

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Gross margin:
Sync Products	41.6%	45.2%	38.5%	45.1%
Wireless Products	31.9%	46.3%	36.8%	44.4%
Transmission Products	—	32.0%	54.7%	45.7%
Contract Manufacturing	21.1%	14.5%	22.7%	20.8%
Broadband Access Products	35.3%	—	(25.5%)	—
Global Services	82.7%	60.4%	70.1%	59.8%

Total gross margin	40.4%	43.4%	38.6%	43.6%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and the notes thereto for the year ended June 30, 2001.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the anticipated closure of the proposed acquisition of TrueTime Inc., the extent of worldwide use of our products, future research and development costs related to acquired products, our anticipated research and development efforts, our forward net sales, our planned decrease in inventory levels, the effect of the adoption of certain accounting pronouncements, the adequacy of our capital resources, our operating results, our reliance on a few customers, price erosion in our products lines, our strategy with regard to protecting our patents, the importance of our patents, our development of new products, the factors that may affect our ability to compete, sales to international customers, the effect of short-term fluctuations in interest rates on our business and the impact of fluctuations in foreign exchange rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, the risks associated with attempting to integrate other companies we acquire, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Symmetricom’s broadband products help maximize the deliverable bandwidth over the copper telephone infrastructure, reducing the distance barriers for the consumer market and the cost barriers in the business market for value-added broadband services. Our transmission products are used to support intelligent, fault-tolerant, digital transmission terminals that automatically reroute disrupted, high priority telephone data links. We also provide contract-manufacturing services, utilizing our production facilities to manufacture third-party products. During fiscal

2002, we formed a new division, Symmetricom Global Services, to provide network synchronization design services, implementation project management, on-site maintenance, disaster recovery planning and customized consulting services.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable TV operators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs.

On March 27, 2002 we announced our proposed acquisition of TrueTime, Inc., (“TrueTime”) a provider of precision time and frequency products for government and commercial applications, for 2.6 million shares of common stock and $5.0 million in cash (subject to a possible adjustment in association with transaction costs for the purchase of outstanding shares of TrueTime). Upon closing of the transaction, TrueTime will become our wholly owned subsidiary. While we expect the transaction to close during the first quarter of fiscal 2003, the acquisition of TrueTime is subject to the approval by TrueTime stockholders and certain conditions as defined in the “Agreement and Plan of Merger,” which must either be satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On January 7, 2002, we changed our state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the “Merger”) of Symmetricom, Inc., a California corporation (“Symmetricom California”) into its wholly owned Delaware subsidiary of the same name (“Symmetricom Delaware”). As a result of the Merger, each outstanding share of Symmetricom California common stock, no par value, was automatically converted into one share of Symmetricom Delaware common stock, par value $0.0001 per share.

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities, plus $0.6 million in prepaid royalties. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option-pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

Results of Operations

Net Sales

Net sales declined by $22.2 million, or 56.5%, to $17.1 million in the third quarter of fiscal 2002, down from $39.3 million in the third quarter of fiscal 2001. This $17.1 million in net sales primarily consists of $13.5 million in net sales from our Sync Products segment, $2.1 million in net sales from our Wireless Products segment, and $1.0 million in net sales from our Contract Manufacturing segment. The third quarter’s results reflect a general downturn in the telecommunications market, a weakening demand for telecommunications equipment and a decrease in capital expenditures by our major customers throughout fiscal 2002.

Net sales in our Sync Products segment declined 54.5% to $13.5 million during the third quarter of fiscal 2002, down from $29.0 million for the third quarter of fiscal 2001. Net sales in our Wireless Products sector declined 67.1% to $2.1 million during the third quarter of fiscal 2002, down from $6.4 million in the third quarter of fiscal 2001. Net sales from our Contract Manufacturing segment declined 60.0% to $1.0 million during the third quarter of fiscal 2002, down from $2.5 million in the same period of fiscal 2001.

For the first nine months of fiscal 2002, our net sales were $55.0 million, down $58.4 million, or 51.5%, from $113.4 million in the corresponding period of fiscal 2001. Out of the $55.0 million sales during the first nine months of fiscal 2002, $44.7 consisted primarily of sales from our Sync Products segment and $6.2 million from our Wireless products segment. We anticipate that, on a comparative basis, our future sales will continue to remain at lower levels than those from corresponding periods of fiscal year 2001 pending such time as the telecommunications markets recover and our customers resume capital equipment spending at more robust levels.

Gross Profit Margin

Gross profit, as a percentage of net sales, was 40.4% and 38.6% in the third quarter and first nine months of fiscal 2002, respectively, compared to 43.4% and 43.6% during the corresponding periods of fiscal 2001. The decrease in the gross profit margin during the third quarter and the first nine months of fiscal 2002 versus the prior year reflects lower sales and manufacturing production levels resulting in higher overhead in cost of goods sold.

Operating Expenses

Research and development expenditures were $3.0 million (or 17.7% of net sales) in the third quarter of fiscal 2002 compared to $3.5 million (or 8.8% of net sales) in the corresponding period of fiscal 2001. Research and development expenditures were $8.5 million (or 15.4% of net sales) during the first nine months of fiscal 2002 compared to $10.0 million (or 8.8% of net sales) in the corresponding period of fiscal 2001. The dollar decrease in research and development expenditures is a result of our adoption of a more targeted focus on specific research and development projects as well as a general reduction in expenditures throughout Symmetricom. The increase in research and development expense as a percentage of net sales is the result of a decline in net sales during the third quarter and first nine months of fiscal 2002.

Our selling, general and administrative expenses, including amortization of intangible assets, were $6.6 million (or 38.4 % of net sales) and $19.7 million (or 35.9% of net sales) in the third quarter and first nine months of fiscal 2002, respectively, compared to $8.1 million (or 20.7% of net sales) and $23.6 million (or 20.8% of net sales) in the corresponding periods of fiscal 2001. The dollar decrease in selling, general and administrative expenses for the quarter and nine months ended March 31, 2002 is the result of continued cost-cutting efforts.

Loss on Equity Investments

In the third quarter of fiscal 2002, we recorded a non-recurring loss on equity investments of $0.3 million (or 1.7% of net sales). The loss was comprised of a $1.0 million write down of our investment in Parthus common stock that was offset by at $0.7 million gain from the sale of Brocade stock.

Interest Income

We realized interest income of $0.2 million during the third quarter of fiscal 2002 and $1.1 million during the first nine months of fiscal 2002, compared to $0.6 million and $1.8 million during the third quarter and the first nine months of fiscal 2001, respectively. Interest income decreased from the corresponding periods of fiscal 2001 as a result of a decrease in short-term investments as well as lower interest rates.

Interest Expense

We incurred interest expense of $0.2 million and $0.5 million in the third quarter and first nine months of fiscal 2002, respectively. This was consistent with the corresponding periods during fiscal 2001. Our interest expense results from the capital lease on our building in San Jose, California.

Income Taxes

Our income tax benefit, before discontinued operations, was $1.2 million and $1.7 in the third quarter and first nine months of fiscal 2002, respectively, compared to a tax provision of $1.2 million and $4.9 during the corresponding periods of fiscal 2001. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to our total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption is expected to be subject to further limitations during fiscal years 2003 through 2006.

Gain from Discontinued Operations

During our third quarter ended March 31, 2002, we recognized a gain of $0.4 million or $0.02 per share (diluted), net of taxes. This gain represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business during fiscal 1999.

Earnings (Loss) from Continuing Operations

As a result of the factors discussed above, loss from continuing operations in the third quarter of fiscal 2002 was $1.7 million or $(0.08) per share compared to earnings from continuing operations of $4.7 million or $0.19 per share during the same period of fiscal 2001. Loss from continuing operations during the first nine months of fiscal 2002 was $3.7 million or $(0.16) per share compared to earnings from continuing operations of $23.8 million or $0.95 per share (diluted) during the same period of fiscal 2001.

Liquidity and Capital Resources

Working capital decreased to $74.7 million at March 31, 2002 from $87.3 million at June 30, 2001, while the current ratio increased to 4.8 from 4.2. The increase in the current ratio is primarily the result of a decrease in accrued compensation and other accrued liabilities between June 30, 2001 and March 31, 2002. Cash and cash equivalents increased to $49.6 million at March 31, 2002 from $45.0 million at June 30, 2001. The increase was primarily the result of maturities of short-term investments of $17.4 million, $6.3 million from cash provided by operations, $0.4 million gain from discontinued operations and $2.5 million in proceeds from the sale of equity investments. This increase was offset by $10.2 million used to repurchase our common stock, $8.9 million used to purchase short-term investments and $2.8 million used for capital expenditures. During this same period, short-term investments decreased from $15.7 million at June 30, 2001 to $4.1 million at March 31, 2002. The decrease was the result of a $2.2 million decrease in unrealized gains, $17.4 million in maturities of commercial paper and net sales of equity investments of $0.9 million, offset by $8.9 million in purchases of commercial paper.

Accounts receivable at March 31, 2002 decreased by $13.5 million to $9.9 million from $23.4 million in June 30, 2001. The decrease is due to lower sales volume during the quarter. Day’s sales outstanding in receivables decreased to 53 days at March 31, 2002 compared to 54 days at June 30, 2001, primarily due to increased collection efforts during the first nine months of fiscal 2002.

Inventory levels declined from $25.2 million at June 30, 2001 to $21.2 million at March 31, 2002, which represents a $4.0 million (15.9%) decrease. We expect the inventory balance to decline further in the fourth quarter of fiscal 2002 consistent with management’s commitment to further reduce inventory levels. The inventory turns were 1.8 for the quarter ended March 31, 2002 compared to 3.0 turns for the quarter ended June 30, 2001. The decline in inventory turns is primarily due to the lower sales volume in the third quarter of fiscal 2002.

We believe that cash, cash equivalents, funds generated from operations, investments and financing activities will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2002. As of March 31, 2002, we had approximately $1.4 million in outstanding capital commitments.

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

•	the recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue shortfalls;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	the ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of our inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	the ability to manage the long sales cycle associated with our products;

•	the ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Significant decreases in demand for our products or reduction in our average selling prices, or any material delay in customer orders may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on changes in general economic conditions; conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

Demand for products in the telecommunications industry, including our products, declined dramatically during the third quarter of fiscal 2001 and has continued to decline through the third quarter of fiscal 2002 due to the downturn in the telecommunication market. We do not know when the telecommunication markets will recover. The downturn in the telecommunication markets has resulted in decreased orders for our products by our customers and could result in prospective customers delaying their decisions to purchase our products or services. The financial condition of some of our customers may also have been adversely affected by the economic downturn. If customers are unable to pay us for products delivered or services rendered, our results of operations could be negatively impacted.

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

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. One customer accounted for 13.1% of our net sales during the third quarter of fiscal 2002. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to Acterna were $2.2 million in the third quarter of fiscal 2002 compared to $5.6 million in the third quarter of fiscal 2001. We cannot be sure as to the timing or level of future sales to our customers. If we lose one or more of our significant customers, or if there is a significant reduction or delay in sales to any customer, our business and operating results may be harmed.

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

Our products are complex and may contain errors or design flaws which could be costly to correct

Our products are complex and often use state-of-the-art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers, and increased service and warranty costs. The occurrence of any of these factors could cause our net sales to decline.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenues could decline

We believe that competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets, and ILECs may become competitors in the future. Our ability to compete successfully in the future will depend on many factors including:

•	the cost-effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the average selling prices received for our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products; and

•	the timing of new product introductions by our competitors or us.

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

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

We believe our success will depend in a large part on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. There can be no assurance that such measures will provide meaningful protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us.

Third parties may assert intellectual property infringement claims, which would be difficult to defend, costly and may result in our loss of significant rights

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are currently not a party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our growth strategy we recently announced the proposed acquisition of TrueTime Inc., and intend to acquire other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Our acquisition of TrueTime and future acquisitions, involve risks such as the following:

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

There can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel from any recent or future acquisitions. If we fail to successfully integrate acquisitions or achieve any anticipated benefits of an acquisition, our operations and business could be harmed. If we acquire an additional business not located near San Jose, California, we may experience additional difficulty integrating and managing the acquired business’ operations.

We are subject to environmental regulations that could result in costly environmental liability that could exceed our resources

Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in such regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, there can be no assurance that such reviews have revealed all potential instances of noncompliance, possible injury or possible contamination. The liabilities arising from any noncompliance with such environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 34% of net sales in the third quarter of fiscal 2002 compared to 30% of net sales during the corresponding period of fiscal 2001. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code which exempts qualified Puerto Rican earnings from federal taxes. Historically, using this exemption has reduced our effective tax rate. Our overall effective tax rate could increase during fiscal years 2003 through 2006, as the exemption will become subject to additional limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to our short-term investment portfolio, which consists of corporate debt and equity securities which are classified as available-for-sale and were reported at an aggregate fair value of $4.1 million as of March 31, 2002. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2002, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various foreign countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.2 million at March 31, 2002, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1(1)	Agreement and Plan of Merger between the Registrant and Symmetricom California dated January 3, 2002.
2.2(2)	Agreement and Plan of Merger among TrueTime, Inc., Sco-TRT Acquisition, Inc. and the Company, dated as of March 27, 2002.
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 4, 2002
3.2(1)	Bylaws
10.1*	Change of Control Retention Agreement between the Company and William Slater dated February 8, 2002.
10.2*	Change of Control Retention Agreement between the Company and Fredrick B. Stroupe dated February 8 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from exhibits of same number to Form 8-K filed by the Company with the Securities and Exchange Commission on January 9, 2002.
(2)	Incorporated by reference from exhibit to Form 8-K filed by the Company on April 1, 2002, announcing the proposed acquisition of TrueTime, Inc.

(b)  Reports on Form 8-K

The Company filed reports on Form 8-K with the Securities and Exchange Commission on January 9, 2002, announcing its completion of the change of its state of incorporation from California to Delaware, and on April 3, 2002, announcing its proposed acquisition of TrueTime, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly causes this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

By:	/s/ William Slater
William Slater Chief Financial Officer (for Registrant and as Principal Financial and Accounting Officer)
Date:  May 13, 2002

EXHIBIT INDEX
Exhibit Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger between the Registrant and Symmetricom California dated January 3, 2002.

2.2(2)	Agreement and Plan of Merger among TrueTime, Inc., Sco-TRT Acquisition, Inc. and the Company, dated as of March 27, 2002.

3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 4, 2002

3.2(1)	Bylaws

10.1*	Change of Control Retention Agreement between the Company and William Slater dated February 8, 2002.

10.2*	Change of Control Retention Agreement between the Company and Fredrick B. Stroupe dated February 8, 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)
Incorporated by reference from exhibits of same number to Form 8-K filed by the Company with the Securities and Exchange Commission on January 9, 2002, announcing its completion of the change of its state of incorporation from California to Delaware.

(2)	Incorporated by reference from exhibit to Form 8-K filed by the Company on April 1, 2002, announcing the proposed acquisition of TrueTime, Inc.