Form 10-K
period 2002-06-30
SYMMETRICOM INC
filed 2002-08-30
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 0-02287

SYMMETRICOM, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 95-1906306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Orchard Parkway, San Jose, California	95131-1017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Series A Participating Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on July 26, 2002, as reported on the Nasdaq National Market was approximately $71,402,302. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of July 26, 2002, there were approximately 22,009,979 shares of Registrant’s Common Stock outstanding.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2002

PART I

FORWARD-LOOKING INFORMATION

When used in this Report, the words “expects,” “anticipates,” “estimates,” “plans,” “can,” “intend,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods or future expectations and include, but are not limited to, statements as to the extent of worldwide use of our products, the challenges facing the digital subscriber line market, our business-class digital subscriber line products’ ability to cost effectively bridge the gap between T1 and fiber optic speeds, the features, benefits, performance and utility and need for our current and future products and services, the markets for our products, the anticipated benefits of the proposed mergers with TrueTime, Inc., and Datum, Inc., the challenges facing the telecommunications industry, the effects of the expansion of wireline and wireless networks, our global services division’s ability to eliminate service providers’ need to hire or train additional technical resources, the expansion of wireline and wireless networks resulting in an increased need for timing devices, telecommunications providers’ need for economical avenues to deliver voice and data at greater speeds using copper, the timing and impact of litigation, the importance of our patents, our strategy with regard to obtaining and protecting our patents, our reliance on technological expertise and marketing competence to protect our competitive advantage, the relationship between backlog and net sales, our current and future competitors, our ability to compete in our markets, increases in competition in our markets, our ability to obtain sufficient amounts of key components at prices we deem to be reasonable, our ability to attract and retain our management, sales, marketing and technical personnel, our relationship with our employees, and the maintenance and adequacy of our current facilities.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellation of key customer orders, the loss of key customers, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results.”

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Symmetricom,” “we,” “us,” and “our” mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

TimeSource, SMARTCLOCK, and BesTime are our registered trademarks. GoLong, GoWide, TimeHub, TimePictra and TimeScan are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.    Business

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect Symmetricom.

Overview

Symmetricom designs, manufactures and markets advanced solutions for the global telecommunications industry. Our products and services include timing elements and innovative business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Symmetricom’s products enable our customers to increase performance and efficiency in today’s evolving communications environment.

Our network synchronization and timing products control, or synchronize, the flow of voice, video and data information in telecommunications networks. As an innovator in the development of synchronization equipment, we continue to pioneer the use of the Global Positioning System, or GPS, Code Division Multiple Access, or CDMA, advanced control algorithms and atomic technologies in our products to improve the performance and operability of global telecommunications. In 2002, we continued to enhance our core TimeHub sync distribution system with new expansion and remote shelf system components that enable the system to synchronize the greatest number of network elements using the smallest amount of space. We also augmented the TimePictra sync network management system with the introduction of feature release 2.0. TimePictra and TimeHub were the final pieces needed to complete our initiative to bring the benefits of full intelligence to sync networks worldwide. In March 2002, we released our BesTime™ OEM sync module to support all third-generation, or 3G wireless and broadband technologies. The new BesTime sync module is designed to provide the improved synchronization necessary to ensure that next-generation mobile broadband providers deliver the highest quality of service to their subscribers.

In March 2002, we announced our proposed merger with TrueTime, Inc. (“TrueTime”), a provider of precision time and frequency products for government and commercial applications. We believe that the addition of TrueTime’s GPS-based technology and products will allow us to expand our customer base, add new distribution channels and strengthen our competitive position in both the government and commercial markets. In May 2002, we announced the signing of a definitive merger agreement with Datum, Inc. (“Datum”), a leading supplier of high performance time and frequency products. We believe that by combining the organizations we will strengthen our capability to develop, service and support an expanded suite of products for a larger, more diverse customer base.

We also supply business broadband access solutions to global network service providers. We bridge the gap between T1/E1 and fiber optic speeds through our GoWide business-class Digital Subscriber Line, or DSL, Customer Premises Equipment, or CPE products. In October 2001, we announced the acquisition of certain assets from Telmax Communications Corporation (“Telmax”) giving us several new GoWide products including GoWide 2.3, 4.6, and 9.2. These products are all based on the worldwide G.shdsl (ITU-T G991.2) standard and provide Internet access as well as Local Area Network to Wide Area Network, or LAN-to-WAN, connectivity for users. Since the acquisition, product features and manufacturability of our GoWide products have been improved, resulting in a full line of units that utilize customer-sponsored features and are cost-effective to manufacture. GoWide technology provides rate/reach and tolerance to noise that enables service providers to provide increased end user satisfaction at low system cost. In June 2002, we announced the availability of our GoWide E1 Asynchronous Transfer Mode, or ATM Network Termination Unit that provides G.shdsl backhaul for 3G wireless networks. The unit is designed to allow carriers to reduce costs and accelerate 3G network rollouts by utilizing their current packet-based infrastructures for interconnecting the 3G base stations into a wireless network. In June 2002, we also announced a Joint Marketing Agreement, or JMA, with Alcatel for the North American market. This JMA will help DSL service providers leverage their installed base of the Alcatel 7300 Advanced Services Access Manager, or ASAM, the world’s most widely deployed DSLAM, or Digital

Subscriber Line Access Multiplexer, with Symmetricom’s GoWide CPE to offer multi-link G.shdsl solutions for transparent LAN applications at speeds up to 18.4 Mbps. We have placed the GoWide equipment in over 20 service providers and original equipment manufacturers, or OEM labs. The product has been tested and certified for lab trials by 10 of these service providers and OEM labs as of June 30, 2002. During fiscal 2002, we discontinued our GoLong product, which was to double the distance that Asymmetric Digital Subscriber Line, or ADSL, can be delivered over copper telephone lines. Market acceptance of GoLong proved elusive and we no longer offer the product for sale.

Our Global Services division provides a wide portfolio of professional services and support products for sync, timing and broadband access customers. In July 2001, the Global Services quality program was audited by Stat-A-Matrix, a member of the SAM Group, an international quality firm, and was certified compliant to Telcordia GR-2981-CORE. This enabled us to obtain approval to perform installations at regional Bell operating company customers. In January 2002, the division introduced new Customer Relationship Management, or CRM, software enabling a global view of customer service requests, contracts and dispatch scheduling for on-site support services. In March 2002, we launched our first international spare parts warehouse. The warehouse is based in the United Kingdom and services customers in European Union member countries. This new program was created in response to the growing demand for spare parts support in Europe. During fiscal 2002, Global Services was selected by several US carriers to handle sync and timing installations for their international network build-outs.

Our customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable television operators, internet service providers, or ISPs, and original equipment manufacturers, or OEMs.

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. We have six reportable business segments: synchronization products, wireless products, broadband access products, transmission products, contract manufacturing, and global services. Information as to net sales and gross profit margin attributable to each of our six segments for each year in the three-year period ended June 30, 2002, is contained in note J of the notes to the consolidated financial statements.

Industry Background

The past 12 months has been a time of great challenge and change in the telecommunications industry. Telecommunications carriers and service providers are faced with rapidly changing business models, high customer turnover, an evolving technological landscape, increasing service demands and the potential for accelerated change in the regulatory environment. Efficient transmission of high quality voice, data, or video over the network, whether copper, fiber or wireless, is now critical to meet business needs for increased bandwidth. Telecommunications companies are confronted with the task of maximizing the value of the existing copper wire infrastructure, their single biggest network asset, in order to deliver business-class broadband services.

The telecommunications industry is currently comprised of several different markets, including: wireline infrastructure, wireless and broadband.

Wireline Infrastructure Market

The wireline infrastructure market includes local, long distance, and international telecommunications service providers. Customers in this market include worldwide public network providers, ILECs, PTTs, CLECs, and other telephone companies. Demand from this sector has substantially declined as network service providers have decreased capital spending. Government deregulation uncertainties also slowed deployments in the United States. However, some sectors continue to grow, including the broadband and circuit-to-packet convergence areas. We believe that the critical need for synchronization in all wireline networks and the need to maximize the efficiency of the networks will lead to renewed demand for our timing devices when this market begins to turnaround. Implementation rates of new generations of wireless technology by service providers may be slow in the current market.

Wireless Market

Wireless telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected to the wireline network through a network switch. In a wireless network, calls are segmented, transmitted over a wider spectrum of bandwidth, and reassembled by a receiver within the network. Without proper synchronization, signal degradation resulting from this process of segmentation and reassembly may result in dropped calls and loss of data, thereby decreasing network efficiency and capacity. In order to minimize the problems that result from poor synchronization, cellular operators and cellular base station manufacturers require precise timing equipment. As 2.5G and 3G data applications over wireless networks become increasingly prevalent, precise timing devices will be essential for acceptable performance.

Broadband Access Market

We believe that the ILECs’ largest and most valuable assets are their last mile copper loops. Unlike wireless, optical and cable, the copper loop extends to every business in the United States, and almost every business internationally. Under government regulations, these copper loops are available to all service providers. The demand for bandwidth from businesses continues to grow steadily while the options available for accessing the bandwidth remain limited. The current options, either T1/E1 access at speeds of 1.5/2.0 Mbps or T3/E3 fiber access at 45 Mbps, leave businesses facing the “broadband gap,” or the void where high-speed capacity is unavailable, too expensive, or unable to meet the bandwidth need. Telecommunications providers are, accordingly, searching for economical methods to deliver voice and data at greater speeds using copper. G.shdsl, an internationally approved next-generation standard that delivers higher bandwidth over greater distances, offers an alternate methodology to utilize copper loops for broadband services delivery.

Products

We address the needs of the world’s telecommunications service providers by providing innovative synchronization, timing, frequency, access and broadband products, as well as professional services. Our synchronization and timing products optimize bandwidth utilization and deliver a high quality transmission of voice, data and video over most networks. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business, and delivering entertainment. In order to transfer voice, data or video traffic from one line or network to another, both segments of the network must operate at the same frequency within a very narrow tolerance. The failure to synchronize digital network equipment results in the loss of information, requiring re-transmission and thus decreasing network efficiency and increasing network operating costs. The following discussion includes products from each of our six segments: synchronization products, wireless products, broadband access products, transmission products, contract manufacturing and global services.

Synchronization Products

The public-switched telecommunications network, or PSTN, consists of a series of interconnected switching equipment and other components, or nodes, that route voice, video and data traffic throughout the network. For these networks to function efficiently it is essential that each network be synchronized and individual nodes within the network operate within very precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference to enable digital switching and transmission systems to operate at a common, or synchronized, clock rate, therefore minimizing signal degradation and reducing errors in the transmission of data throughout a network. Synchronization products comprised 79.4% of our consolidated revenue in fiscal 2002, 72.3% of consolidated revenue in fiscal 2001 and 71.1% in fiscal 2000.

High quality synchronization is an essential requirement for modern telecommunications service providers as they move to high-capacity, high-speed digital transmission technologies such as dense wavelength division multiplexing, synchronous optical network, or SONET, and synchronous digital hierarchy, or SDH, networks.

Synchronization is also required for voice and video services carried on packet-based network technologies, such as signaling system 7, asynchronous transfer mode, and voice over internet protocol.

Wireline Products

Our core synchronization products consist principally of synchronization solutions based on quartz, rubidium, GPS and CDMA technologies, which provide highly accurate and uninterruptible timing that meets the synchronization requirements of digital networks. We have established ourselves as a leading provider of telephone network synchronization products. Our synchronization products provide for the generation of a stable primary timing reference and the distribution of that timing reference throughout a network, thereby enabling telecommunications service providers to synchronize precisely telephone network elements (digital switches and transmission systems) for customers who are dependent upon high quality data.

Our Building Integrated Timing Supply, or BITS, Synchronization Supply Unit, or SSU, and Primary Reference Source, or PRS, product families consists of six major product platforms:

•	TimeHub intelligent network synchronization system;

•	TimeSource family of intelligent PRS products;

•	Digital Clock Distributor, or DCD, Series, including the DCD 500;

•	55400A network synchronization unit;

•	DCD Local Primary Reference, or LPR; and

•	55300A Primary Reference Source, or PRS.

The TimeHub 5500 is a Network Equipment Building Systems, or NEBS, level 3 certified intelligent synchronization system for carrier class networks. It is designed to ensure that all network elements perform at maximum efficiency. The TimeHub 5500 has a unique high-density architecture that provides 1,400 fully 1+1 protected synchronization signals per system. The product also provides input reference qualification and switching, signal filtering and distribution functionalities.

The TimeSource family of products consists of primary reference source systems designed to address the synchronization and timing needs of all types of central offices including co-location sites and remote offices. All TimeSource products use patented control algorithms (BESTIME) technology, which is a flexible clock engine that uses all commonly available sources of timing including CDMA, GPS, T1, E1, and/or local oscillator signals to generate highly precise synchronization signals.

The TimeSource 3500 Primary Reference Source synchronizes networks and provides precise time of day codes by using signals from the GPS system and/or DS1 primary reference signals. Multiple input capability provides network operators with diverse options that maintain service if GPS disruptions occur. In addition to diversity from available span line reference inputs, the TimeSource 3500 incorporates a next generation rubidium oscillator and BesTime designed to ensure the user’s network performs within network specifications for a minimum of 30 days and maintains operation for months if all reference signals are lost. While most GPS Primary Reference Source products require a rooftop antenna to access the GPS signals, TimeSource 3500 uses a small antenna that can be deployed in a window or outside wall, greatly reducing installation and maintenance costs. The TimeSource 3600, the E1 equivalent of our TimeSource 3500, meets European network performance requirements.

Our TimeSource 3000 product is a standalone Stratum 1 primary reference source that meets NEBS level 3 and GR2830 requirements for ILEC central office installations. TimeSource 3000 uses a GPS roof-mounted antenna and can be configured as a primary reference source to front-end an office BITS or as an integrated primary reference source and distributor for remote offices. During 2002, Network Time Protocol, or NTP, TimeServer functionality was introduced as a software option within our TimeSource product family. The TimeSource 3100, the E1 equivalent of our TimeSource 3000, meets European network performance requirements.

Our TimeSource 2700 product is a standalone Stratum 1 primary reference source that uses reference signals from CDMA wireless networks. CDMA signals are received inside buildings, which eliminates the antenna installation and maintenance costs associated with GPS primary reference source systems. Using BESTIME clock technology, the TimeSource 2700 tracks and ensembles multiple CDMA pilot signals, seamlessly switching to the most stable signal. TimeSource 2700 delivers a Stratum 1 primary reference source in office environments where GPS is not practical or available. TimeSource 2700’s rubidium oscillator ensures the user’s network performs within network specifications for a minimum of 30 days and maintains operation for months if all reference signals are lost.

Our DCD 500 product platform is a third generation synchronization and timing distribution platform that provides the accurate clock references needed throughout networks to ensure reliable synchronization. We believe the DCD 500’s quad-bus architecture makes it the most redundant and reliable synchronization system available.

Our 55400A network synchronization unit is a modular, fully redundant timing and distribution unit for international networks where SDH technology is being deployed and expanded. The 55400A uses our SMARTCLOCK technology to improve the holdover performance of its internal quartz oscillators.

Our DCD-LPR series platform uses either GPS or Long Range Navigation version C, or LORAN-C, to provide direct Stratum 1 performance, which is the highest standard for clocks in telecommunications networks, traceable synchronization to network sites equipped with DCD 500 distribution systems. The DCD-LPR employs an integrated, roof-mounted GPS antenna and timing receiver to receive precision universal coordinated timing signals from GPS satellites at virtually any location in the world or from LORAN-C radio stations in a number of locations in the world.

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

Network Management and Associated Software Products

We believe our network management systems and associated software provide the key to maximum performance, reliability, and efficiency for synchronization networks. Symmetricom’s synchronization network management and associated software solutions include TimePictra and TimeMonitor.

TimePictra is a scalable management platform for controlling multiple vendors’ synchronization network elements on a local and global scale. Based upon the UNIX platform, the carrier-class TimePictra provides unmatched robustness and scalability for up to thousands of network elements. TimePictra system empowers network operators to monitor the interaction and performance of synchronization networks and take proactive measures to ensure performance remains at optimal levels, even when reference traceability is lost or individual components fail. By providing greater visibility into network and equipment problems, TimePictra reduces technicians’ windshield time, thereby reducing operational costs. TimePictra detects deteriorating timing signals before they affect service, making equipment repairs and maintenance more efficient by pinpointing potential problems.

Introduced in 2002, TimeMonitor Analyzer and Measurement Software provides testing and analysis tools to improve the ability to pinpoint the source of suspected timing errors and to anticipate the effects on introducing new network technologies or major network expansions. TimeMonitor offers multi-vendor support, and provides connectivity, flexibility and expandability. TimeMonitor is used as a standalone product or in conjunction with TimePictra.

Wireless Products

Cellular and personal communications services, or PCS, networks require precise frequency control and timing information. Our wireless base station timing products deliver stable timing to cellular/PCS base stations through a GPS receiver that captures the time signals produced by GPS satellites. In fiscal 2002, we released our BesTime™ OEM sync module series to support 3G wireless broadband technologies. These new BesTime sync modules provide the enhanced synchronization necessary to ensure that next-generation mobile broadband providers deliver the highest quality of service to their subscribers.

We offer a number of GPS accessory products to complement our GPS-based time and frequency receiver products. Our 58535A, 58536A, and 58517 GPS distribution amplifiers allow multiple GPS receivers to share a single antenna. These wireless products are designed for manufacturing, positioning and timing redundancy applications. They provide dependable signals for two, four or eight GPS receivers. The 58538A and 58539A are accessory lightning arrestor products designed to protect the GPS Time and Frequency receivers from lightning strikes. We also offer an in-line amplifier and the 58530A GPS L1 band pass filter.

The 58534A 1 pps GPS Timing Antenna is a highly reliable, low-cost source of precision GPS time. The 58534A is an integrated system that includes a GPS receiver, system interface, and power supply that is both weatherproof and easy to install. Our 58532A GPS L1 frequency band reference antenna is used to deliver L1 carrier frequency signals to GPS synchronization receivers. The antenna is based on a design with proven reliability and is characterized by low noise and high gain to provide optimum signal quality.

Broadband Access Products

Our broadband access division is focused on delivering innovative business access solutions over the existing copper wire infrastructure. Our broadband products leverage the existing installed base of central office digital subscriber line equipment, or DSLAM, allowing service providers to increase revenue from the business sector. We now offer the widest product line supporting the G.shdsl (ITU-T G991.2) standard. G.shdsl provides 2.3 Mbps and higher bandwidth over copper lines. Unlike proprietary Symmetric Digital Subscriber Line, or SDSL offerings, G.shdsl has very low noise characteristics and a very low probability of interfering with other services in adjacent copper pairs. Our GoWide product line provides a new way to bridge the bandwidth gap between copper T1/E1 lines (1.5/2.0 megabits per second) and optical T3/E3 lines (45 megabits per second). Our broadband products extend the reach and bandwidth of broadband services from the global network backbone over the last mile. We help maximize the deliverable bandwidth over copper, reducing the distance and cost barriers in the business market for value-added broadband services. GoWide provides rate/reach and tolerance to noise that is designed to enable service providers to provide increased end user satisfaction at low system cost.

In October 2001, we introduced our GoWide 2.3, 4.6, and 9.2 G.shdsl bridge/router/gateway products. These products provide Internet access as well as LAN-to-WAN connectivity for CPE and campus applications. GoWide 2.3 delivers 2.3 Mbps bandwidth up to 12,000 feet over a single copper pair. GoWide 4.6 delivers 4.6 Mbps bandwidth up to 12,000 feet over a two copper pairs or 2.3 Mbps bandwidth up to 18,000 feet. GoWide 9.2 integrates inverse multiplexing over ATM to deliver 9.2 Mbps bandwidth up to 12,000 feet over four copper pairs, 4.6 Mbps bandwidth up to 18,000 feet, or 2.3 Mbps bandwidth up to 20,000 feet. This scalability means that bandwidth to the customer can be expanded as needed without expensive deployment of installation crews, reducing capital costs and operating expenses through device consolidation.

GoWide 18.4i is a G.shdsl multi-link access concentrator and aggregator. GoWide 18.4i combines up to eight remote 2.3 Mbps G.shdsl access devices for a total of 18.4i of combined throughput. The product also aggregates up to eight copper pairs to provide fractional T3 service and burstable bandwidth from a single T1 (1.5 Mbps) up to ten T1s (15 Mbps). The product consolidates corporate data, internet traffic, and on net and off net voice via multi-link access. GoWide 18.4i transports converged voice and data services via T1 G.shdsl ATM, thus replacing the need for a Channel Service Unit/Data Service Unit, or CSU/DSU. In addition, deploying GoWide 18.4i may provide new services, such as wide area networking at native Ethernet speeds.

In June 2002, we announced the availability of our GoWide E1 ATM Network Termination Unit, a G.shdsl-based solution that enables the direct connectivity of 3G UMTS base stations through existing ATM networks. The unit is designed to allow carriers to reduce costs and accelerate 3G network rollouts by utilizing their current packet-based infrastructures for interconnecting the 3G base stations into a wireless network. The GoWide E1 ATM and the G.shdsl standard exploit the ubiquity of copper lines, existing DSLAM aggregators and ATM cell transport networks to achieve the kind of connectivity that is normally provided via E1 Time Division Multiplex, or TDM based components, which are more expensive and less flexible. As a result, carriers can add a significant new capability at the network edge without large or advanced capital expenditures.

We expect to continue to invest in our broadband access products in the future. Due to the current economic environment of the telecommunications industry, the deployment of new broadband access products may take longer than anticipated. As a result, we expect to incur continued losses within our broadband access division. Revenues for fiscal 2002 for broadband products were negligible.

Transmission Products

During fiscal 2001, we ceased manufacture of all of our transmission products. Sales of our transmission products during fiscal 2002 are only add-ons or for maintenance of existing contracts.

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

Global Services

The Symmetricom Global Services division provides a wide portfolio of professional services and support products for sync and timing as well as broadband access customers. Service providers worldwide are in need of cost-effective methods of expanding their technical and support resources without putting additional strain on their engineering and maintenance departments. The Symmetricom Global Services division provides a cost-effective, one-stop solution to help eliminate the need for customers to hire or train additional installation or support resources and provides methods of insuring service continuity by providing parts and labor necessary for maintenance of Symmetricom products. The list of global services offerings include telephone technical support for hardware and software, network synchronization design and audits, factory commissioning or on-site installation services, on-site maintenance, office inventory or commissioning audits, spares support services and training.

Sales and Marketing

In the United States, we market and sell most of our products through our own sales force to the ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable television operators, ISPs and OEMs. Internationally, we market and sell our products to telecommunications service providers through our sales force, independent sales representatives, distributors and system integrators. As of June 30, 2002, we employed a sales and marketing force of 52 people. As of June 30, 2002, we had 24 employees in domestic sales, 19 employees in international sales, and 9 employees in marketing. We sell our products directly to customers and through domestic and international distributors and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions and internal security to establish and protect our proprietary rights. As of June 30, 2002, we have 10 United States patents, 10 international patents, 18 registered United States copyrights and 61 pending patent applications covering certain technology used by our operations. The 10 United States patents issued expire between December 2007 and October 2018. All of our international patents expire during 2017. In addition, we use technology licensed from others. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents, whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We generally enter into confidentiality agreements with our employees and consultants and with third parties in connection with our technology license agreements. These confidentiality agreements generally seek to control access to, and distribution of, our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our proprietary information without authorization or to develop similar technology independently.

In addition, we use trademarks to help identify and market our products and services. We have a number of trademark registrations and pending applications both in the United States and around the world. We rely on these trademark registrations and applications as one tool to protect our rights in our trademarks and brands. We also rely on our common law trademark rights in those countries that recognize such rights, such as the United States. We can provide no assurance, however, that any of our trademark applications will be successful, or that our existing registrations will not be challenged or invalidated. Likewise, we can provide no assurance that our registrations, applications or common law rights will enable us to stop others from infringing upon our trademarks, or enable us to successfully defend against claims of trademark infringement. Furthermore, effective trademark protection may not be available in every country in which our products and services are distributed.

We also have copyrights in our software products, product documentation, marketing materials, and other documentation and materials. We rely on these copyrights to protect our rights in our copyrighted materials. We can provide no assurances, however, that our copyrighted materials will not be infringed. In addition, effective copyright protection may not be available in every country in which our products are distributed.

Manufacturing

Our manufacturing process consists primarily of in-house electrical assembly and test performed by our subsidiary in Aguadilla, Puerto Rico. Our Puerto Rico manufacturing operations formerly occupied three leased buildings in Aguada, Puerto Rico. During fiscal 2002, we consolidated our Puerto Rico operations into one new leased facility in Aguadilla, Puerto Rico. The Aguadilla facility is ISO 9002 certified and registered.

Backlog

At June 30, 2002, our backlog was approximately $10.0 million compared to approximately $15.9 million at June 30, 2001. Backlog consists of customer orders that are expected to ship within the next 6 months. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results—Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors.”

Key Customers and Export Sales

Verizon and Acterna Worldwide each accounted for 11% of our net sales in fiscal 2002. In fiscal 2001, Acterna Worldwide and Samsung accounted for 13.5% and 15.5%, respectively, of our net sales. No single customer accounted for more than 10% of our net sales during 2000. Our export sales, which were primarily to Western Europe, Latin America, the Far East and Canada, accounted for 35%, 29% and 25% of our net sales in fiscal years 2002, 2001 and 2000.

Gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that such obligations become more significant.

Competition

Competition in the telecommunications industry in general, and in the new and existing markets we serve, including the wireline infrastructure, network access, wireless and broadband access markets, in particular, is intense. Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. Competitors in our synchronization products segment include Datum, Inc., Frequency Electronics, Inc., Larus, Inc., and Oscilloquartz SA. Competitors in our wireless segment include Trimble Navigation, Ltd. and Datum, Inc., and our primary competitors in our broadband access segment are Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thompson Multimedia S.A. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition.

The factors on which we compete primarily are product reliability and performance, product features, adherence to standards, customer service and price. While we believe that overall we compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future. Our ability to compete successfully is dependent upon:

•	the cost-effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the average selling prices received for our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products;

•	the timing of new product introductions by our competitors or us; and

•	changes in overall worldwide market and economic conditions.

Research and Development

As of June 30, 2002, we had approximately 61 engineers and technicians directly involved in the design and development of our products. We also utilize domestic and international contractors to assist us in our research and development activities. We focused our development efforts in fiscal 2002 on the development of both hardware and software technologies. Our new product development program includes advanced bonding for the international standard referred to as G.SHDSL, integrated access devices, wireline and wireless synchronization and network management software. In fiscal years 2002, 2001 and 2000, our overall research and development expenditures were $11.3 million, $12.9 million and $16.6 million, respectively. We expensed all research and development expenditures as they were incurred.

Our primary product development center is in San Jose, California. We also develop products in Aguadilla, Puerto Rico.

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

Sources and Availability of Raw Materials

We primarily use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components, including oscillators, antennas and timing receivers from third-party suppliers. During fiscal 2002, our experience in obtaining needed standard parts and services from our suppliers improved greatly. However, we still have limited suppliers for our rubidium and quartz oscillators, which are key components in our synchronization and timing equipment. We have attempted to manage our risk by maintaining a reserve of certain single source components, identifying alternative suppliers and maintaining quality relationships with our suppliers.

Employees

At June 30, 2002, we had 425 employees, including 245 in manufacturing, 61 in engineering and 119 in sales, marketing, service and general and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 2.    Properties

The following are our principal facilities as of June 30, 2002:

Location	Principal Operations	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration Date
San Jose, California	Corporate Headquarters	118,000	April 2009
Aguadilla, Puerto Rico	Manufacturing	86,452	June 2016

During fiscal 2002, we consolidated all of our Puerto Rico operations in one building in Aguadilla, Puerto Rico. The move to this facility was completed in April 2002. We have sublet approximately 34,000 square feet of our San Jose facility through December 2004. We believe that our current facilities are adequate to meet our anticipated needs for the foreseeable future.

Item 3.    Legal Proceedings

In January 1994, a securities class action complaint was filed against us and certain of our former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of our stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleged that we and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment in our favor, our former officers and directors in August 2000. The plaintiff then filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On May 30, 2002 summary judgment was granted in our favor. However, it is possible that the plaintiffs may move to reconsider or appeal to the Supreme Court. We believe that this complaint is without merit and will continue to defend the action vigorously.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material impact on our financial position and results of operations

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Symmetricom

Following is a list of our executive officers as of June 30, 2002 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	53	Chief Executive Officer
William Slater	51	Chief Financial Officer and Secretary
Dale A. Pelletier	51	Senior Vice President, Operations
Frederick B. Stroupe	59	Executive Vice President and General Manager
Anthony Lavia	54	Executive Vice President and General Manager Broadband Access Division

Mr. Steipp has served as Chief Executive Officer of Symmetricom since October 1999. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of Symmetricom from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998. Prior to joining Symmetricom, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta.

Mr. Slater has served as Chief Financial Officer and Secretary of Symmetricom since August 2000. From September 1992 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company that was a division of Viacom.

Mr. Pelletier has served as Senior Vice President, Operations of Symmetricom since April 1999. Mr. Pelletier served as Senior Vice President, Operations of Telecom Solutions, a division of Symmetricom, since April 1997 and as Vice President, Operations of Telecom Solutions from November 1993 to April 1997. From July 1993 until November 1993, Mr. Pelletier served as Vice President and General Manager, Telecom Solutions.

Mr. Stroupe has served as Executive Vice President and General Manager of Symmetricom since June 2000. Mr. Stroupe served as Senior Vice President, Worldwide Sales and Service of Symmetricom from April 1997 to June 2000 and as Vice President, Sales from October 1993 to April 1997.

Mr. Lavia has served as Executive Vice President and General Manager, Broadband Access Division since February 2002. Prior to joining Symmetricom, Mr. Lavia was a consultant to several telecommunications companies and venture capital firms. Between 1999 and 2000, Mr. Lavia served as the Chairman, President and CEO of Zaffire, Inc. Between 1996 and 1998, Mr. Lavia was the President and CEO of Ironbridge Networks.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Symmetricom’s Common Stock, $0.0001 par value per share (“Common Stock”), is traded on the Nasdaq National Market, or Nasdaq, under the symbol “SYMM”. We had approximately 1,159 stockholders of record as of June 30, 2002.

The following table sets forth the high and low per share sale prices reported on the Nasdaq National Market for Symmetricom Common Stock for the periods indicated.

	High	Low
Year ended June 30, 2001
First Quarter	$17.08	$8.75
Second Quarter	15.88	8.55
Third Quarter	19.88	9.50
Fourth Quarter	18.43	11.65

Year ended June 30, 2002
First Quarter	15.09	4.00
Second Quarter	8.90	4.29
Third Quarter	9.22	5.84
Fourth Quarter	7.00	2.94

Symmetricom has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Net sales	$72,643	$152,668	$107,557	$76,915	$73,311
Operating income (loss)	(11,141)	21,784	3,654	2,322	4,192
Earnings (loss) before income taxes	(8,973)	34,877	5,273	3,524	5,175
Earnings (loss) from continuing operations	(5,695)	28,824	5,043	2,784	4,016
Gain (loss) from discontinued operations(1)	410	506	—	(3,979)	(5,546)
Net earnings (loss)	(5,285)	29,330	5,043	(1,195)	(1,530)
Basic earnings (loss) per share from continuing operations(2)	(0.25)	1.23	0.22	0.12	0.17
Basic earnings (loss) per share from discontinued operations(2)	0.02	0.02	—	(0.17)	(0.24)
Basic net earnings (loss) per share(2)	(0.23)	1.25	0.22	(0.05)	(0.07)
Diluted earnings (loss) per share from continuing operations(2)	(0.25)	1.15	0.21	0.12	0.17
Diluted earnings (loss) per share from discontinued operations(2)	0.02	0.02	—	(0.17)	(0.23)
Diluted net earnings (loss) per share(2)	(0.23)	1.17	0.21	(0.05)	(0.06)
Total assets	130,310	155,403	134,669	106,320	108,446
Long-term obligations	6,574	7,184	7,679	8,069	8,368

(1)
Reflects amounts related to earnings (losses) on discontinued operations as a result of the sale of its Linfinity business. The gain in 2001 is a result of a change in estimate of the selling expenses while the gain in 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.

(2)	Adjusted to reflect the effect of a three-for-two stock split in the form of a stock dividend on August 18, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the anticipated acquisitions of TrueTime Inc., and Datum, Inc., our expectation that net sales will continue to remain at low levels until the telecommunications market begins to recover and our customers resume capital spending at more robust levels, our expectation to continue to support research and development efforts, our expectation that there will not be a significant change in interest expense during fiscal 2003, our principal commitments, our belief as to the sufficiency of our existing cash reserves, the effect of the adoption of certain accounting pronouncements, and our operating results, our reliance on a few customers, price erosion in our products lines, our strategy with regard to protecting our patents, the importance of our patents, our development of new products, the factors that may affect our ability to compete, sales to international customers, the effect of short-term fluctuations in interest rates on our business and the impact of fluctuations in foreign exchange rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, the risks associated with attempting to integrate other companies we acquire, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances or on which any such statement is based.

Overview

Symmetricom designs, manufactures and markets solutions for the global telecommunications industry. Our network synchronization and timing products control or synchronize the flow of voice, video and data information in telecommunications networks.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs.

On May 23, 2002, we announced the signing of a definitive agreement to acquire Datum, Inc. (“Datum”) a supplier of high performance time and frequency products for approximately 18.4 million shares of Common Stock. Upon closing of this transaction, Datum will become our wholly owned subsidiary. While we expect the transaction to close in the second quarter of fiscal 2003, the merger is subject to the approval of Symmetricom and Datum stockholders and certain other conditions, which must be either satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On March 27, 2002, we announced our proposed acquisition of TrueTime, Inc. (“TrueTime”), a provider of precision time and frequency products for government and commercial applications, for 2.6 million shares of Common Stock and $5.0 million in cash (subject to a possible adjustment for transaction costs). Upon closing of the transaction, TrueTime will become our wholly owned subsidiary. While we expect the transaction to close during the beginning of the second quarter of fiscal 2003, the acquisition of TrueTime is subject to the approval of TrueTime stockholders and certain other conditions, which must either be satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On January 7, 2002, we changed our state of incorporation from California to Delaware. The reincorporation was accomplished through a merger of Symmetricom, Inc., a California corporation into its wholly owned Delaware subsidiary of the same name.

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities. We also prepaid $0.6 million for product royalty obligations on future sales. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom Common Stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option-pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Symmetricom considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, reserve for warranty, inventory valuation, capitalized acquisition costs, accounting for income taxes, valuation of investments and valuation of intangible assets and goodwill to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for the majority of our domestic and international customers includes a signed purchase order, in which we offer payment terms of 30 days, and no right of return of delivered products.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer a percentage of revenue to distributors based on an historical average of distributor returns. We record commissions expense when orders are booked, at which time the commission is both earned and payable.

Warranty Reserve

The standard warranty on our products ranges from one to five years in length. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on a historical analysis of the volume of product returned to Symmetricom under the warranty program and the associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be collected. For accounts where specific collection issues are not identified, we will record a reserve based on the age of the receivable and historical collection patterns.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a monthly basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold. During fiscal 2002, we charged $2.7 million to cost of goods sold in order to write down excess and obsolete inventory.

Capitalized Acquisition Costs

As of June 30, 2002, we had capitalized approximately $0.9 million and $0.4 million in acquisition-related costs for Datum and TrueTime, respectively. If we fail to complete these transactions, the capitalized costs will be expensed during fiscal 2003.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires in fiscal year 2006. The change in tax law may affect our future tax rate.

The carrying value of our net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. All of our tax credits, which are related to stock options, have valuation allowances because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to Common Stock.

Valuation of Investments

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. During fiscal 2002, we concluded that the decline in value of our investment in the common stock of Parthus Technologies plc (“Parthus”) had become other-than-temporary. Accordingly, $1.0 million was written off as an impairment loss on investments, based on the quoted fair value of Parthus Common Stock on the date the impairment loss was recorded. Our investment in Parthus may become further impaired in fiscal 2003, particularly in view of the difficulties many technology companies have had in the current economic climate.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. No impairment losses were recorded during fiscal 2002 based on these evaluations. Further decline in the telecommunications industry could precipitate a write down of intangible assets and goodwill.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in, Symmetricom Inc.’s consolidated statement of operations.

	Year ended June 30,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Gross profit	37.3%	44.3%	43.2%
Operating expenses:
Research and development	15.6%	8.5%	15.4%
Selling, general and administrative	37.1%	21.6%	24.4%
Operating income (loss)	(15.3)%	14.3%	3.4%
Gain on sale of equity investments	2.0%	7.4%	—
Interest income	1.8%	1.6%	2.1%
Interest expense	(0.9)%	(0.4)%	(0.6)%
Gain from discontinued operations, net of tax	0.6%	0.3%	—
Net earnings (loss)	(7.3)%	19.2%	4.7%

Fiscal Years Ended June 30, 2002 and 2001

Net Sales

Net sales consist primarily of product and services sales. Net sales decreased 52.4% to $72.6 million in fiscal 2002 from $152.7 million in fiscal 2001. Net sales in fiscal 2002 included $57.7 million in net sales from our sync products segment, $8.9 million from our wireless products segment and $3.7 million from our contract manufacturing segment. The decrease in net sales was primarily due to a decrease in capital expenditures by our major customers during fiscal 2002, a weakening demand for telecommunications equipment and a general downturn in the telecommunications industry.

Net sales in our sync products segment decreased 47.8% in fiscal 2002 from fiscal 2001. Net sales of wireless products decreased 68.2% in fiscal 2002 from fiscal 2001. Net sales in our contract manufacturing segment decreased 57.0% in fiscal 2002 from fiscal 2001 and net sales in our global services decreased 13.7% in fiscal 2002 from fiscal 2001. We anticipate that, on a comparative basis, our net sales will continue to remain at low levels until the telecommunications market begins to recover and our customers resume capital spending at more robust levels.

Gross Profit

Gross profit decreased 59.9% to $27.1 million in fiscal 2002 from $67.7 million in fiscal 2001. As a percentage of revenue, gross profit decreased to 37.3% in fiscal 2002 from 44.3% in fiscal 2001. The decrease in both absolute dollars and as a percentage of revenue was primarily due to a combination of lower sales and manufacturing levels, resulting in relatively higher overhead costs allocated to cost of goods sold. During fiscal 2002, our gross profit was also impacted by a $0.5 million non-recurring charge to cost of goods sold for severance costs incurred in connection with the termination of employees within our manufacturing department.

Operating Expense

Research and development

Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expense decreased 12.3% to $11.3 million in fiscal 2002 from $12.9 million in fiscal 2001. The dollar decrease in research and development expenses is primarily due to a reduction in discretionary expenditures throughout Symmetricom and management’s decision to provide a more concentrated focus on specific research and development projects. We expect to continue to support research and development efforts in order to enhance existing products and design and develop new technologies and products.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments. Selling, general and administrative expenses decreased 20.2% to $24.8 million in fiscal 2002 from $31.1 million in fiscal 2001. This decrease was primarily due to a reduction in headcount across all departments as well as a reduction in discretionary expenditures. In fiscal 2002, we had a total of 119 employees in our selling, general and administrative departments, compared to 129 employees in fiscal 2001.

Amortization of Goodwill and Intangibles

The amortization of goodwill and intangible assets relates to certain assets and products that were acquired from the Hewlett-Packard Company’s Communications Synchronization Business and Telmax Communications Corporation. Amortization of goodwill and intangibles decreased to $1.6 million in fiscal 2002 from $2.0 million in fiscal 2001, primarily because we ceased amortizing goodwill during fiscal 2002. During fiscal 2002,

Symmetricom adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for impairment on a periodic basis. In accordance with SFAS No. 142, during fiscal 2002 we discontinued amortizing $3.7 million in goodwill. See also Recent Accounting Pronouncements below.

Non-recurring Loss (Gain)

During fiscal 2002, we recorded a non-recurring operating expense of $0.6 million for costs related to a reduction in workforce and a $0.5 million charge to cost of goods sold for expenses related to the termination of certain manufacturing employees. The charges were primarily comprised of severance costs for terminated employees. All expenses related to the termination of the employees were paid out during fiscal 2002. During fiscal 2001, we recorded a non-recurring gain of $0.04 million. This gain was the result of a $0.10 million gain in connection with the sale of our Antenna business, offset by a $0.06 charge related to severance costs incurred for a reduction in workforce during fiscal 2001.

Gain on sale of equity investments

During fiscal 2002, we recorded a non-recurring gain of $2.5 million from the sale of our investment in Brocade, Inc. common stock. During fiscal 2002, we also concluded that the decline in value of our investment in the common stock of Parthus Technologies plc (“Parthus”) had become other-than-temporary. To determine that the decline in the value of our investment was other-than-temporary, we considered both the duration of the decline and the extent to which the market value of Parthus common stock was below our recorded cost basis in the common stock. Market value is determined based on the share prices as quoted on the NASDAQ National Market. Accordingly, $1.0 million was written off as an impairment loss on investments. Our remaining investment in Parthus may become further impaired in fiscal 2003, particularly in view of the difficulties many technology companies have had in the current economic climate. During fiscal 2001, we recorded a non-recurring gain on the sale of equity investments of $11.3 million. The gain was comprised of a $1.8 million gain from the sale of stock in Parthus and a $9.5 million gain from the sale of stock of Brocade, Inc.

Interest Income

Interest income decreased 44.8% to $1.3 million in fiscal 2002 from $2.4 million in fiscal 2001. This decrease was primarily due to a decrease in our short-term investments as well as lower average interest rates during fiscal 2002 compared to fiscal 2001.

Interest Expense

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained constant at $0.7 million in both fiscal 2002 and 2001. We do not expect a significant change in interest expense during fiscal 2003.

Income Tax Provision (Benefit)

Our income tax benefit was $3.3 million (effective tax rate of 36.5%) in fiscal 2002 compared to an income tax provision of $6.1 million (effective tax rate of 17.4%) in fiscal 2001. The effective tax rate has fluctuated as a result of the impact of nonrecurring gains and losses, the acquisition and disposition of business lines and changes in the valuation allowance. Our effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be subject to an additional limitation related to a prior year’s earnings in fiscal 2003 through fiscal 2006.

Certain deferred tax assets are subject to a valuation allowance, attributable to stock option transactions. When these stock option related deferred tax assets are realized, the benefit will be credited to Common Stock.

Gain From Discontinued Operations, Net Of Tax

During fiscal 2002, we recognized a $0.4 million gain, or $0.02 per share, net of taxes, for the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. (“Linfinity”) semiconductor subsidiary. Under the terms of the agreement, a portion of the total consideration was to be held in escrow until certain conditions of the agreement were satisfied. The Linfinity business has been accounted for as a discontinued operation, and, accordingly, its results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. During fiscal 2001, we recognized a $0.5 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity.

Net Earnings (Loss)

As a result of the factors above, we incurred a net loss of $5.3 million or $0.23 per share in fiscal 2002 compared to net earnings of $29.3 million or $1.17 per share (diluted) in fiscal 2001.

Fiscal Years Ended June 30, 2001 and 2000

Net Sales

Net sales increased 41.9%, to $152.7 million in fiscal 2001 compared to $107.6 million in fiscal 2000. This $45.1 million increase in net sales in fiscal 2001 is primarily comprised of an increase in the sales of our wireless and synchronization products which includes the following: $32.8 million from existing customers who were expanding their operations and $12.3 million from all other sources. Net sales of wireless products increased 70.3% to $28.1 million, in fiscal 2001 from $16.5 million in fiscal 2000, while net sales of synchronization products increased 45.2% to $112.5 million in fiscal 2001 from $77.5 million in fiscal 2000.

Gross Profit

Gross profit margin increased to 44.3% in fiscal 2001 compared to 43.2% in fiscal 2000. In fiscal 2001, the increase in gross profit margin was primarily due to lower material costs resulting from favorable prices on higher volume component purchases as well as a favorable mix due to increased sales of higher margin products, such as our ST3E clocks and our TimeSource 3000, 3500 and 2700 products.

Operating Expenses

Research and development expense decreased by 22.1% to $12.9 million in fiscal 2001 when compared to $16.6 million in fiscal 2000. The decrease in research and development expense during fiscal 2001 is due to a reduction in employee headcount in research and development, management’s decision to provide a more concentrated focus on specific research and development projects, and the sale of the GPS division in the third quarter of fiscal 2000. During fiscal 2001 we had planned to increase our research and development efforts in our Broadband Access Division, which includes our GoLong and GoWide products.

Selling, general and administrative expense, including amortization of goodwill and intangibles, increased by $6.9 million to $33.0 million in fiscal 2001 compared to $26.2 million in fiscal 2000. The increase in the aggregate dollars expensed during fiscal 2001 is the result of an increase in selling expenses, which is consistent with the increase in sales volume for the fiscal year. Also, during fiscal 2001 we opened a new sales office in Hong Kong and hired additional employees in order to meet increased product demand.

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

Interest Income

Interest income was $2.4 million in fiscal 2001 compared to $2.3 million in fiscal 2000. The increase in fiscal 2001 was primarily due to the increase in cash, cash equivalents and short-term investments as a result of increased cash flow from operations, as well as cash proceeds from the sale of equity investments.

Interest Expense

Interest expense was constant at approximately $0.7 million in fiscal 2001 and fiscal 2000, respectively. Our interest expense results from the capital lease for our building in San Jose.

Income Taxes

The income tax provision was $6.1 million (effective tax rate of 17.4%), in fiscal 2001 compared to $0.2 million (effective tax rate of 4.4%) in fiscal 2000. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of Symmetricom’s Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based limitations and expires at the end of fiscal 2006. In addition, this exemption will be further limited in fiscal years 2003 through 2006, based on certain prior year Puerto Rico earnings. Certain deferred tax assets remain subject to a valuation allowance that was substantially reduced in fiscal 2001. The remaining valuation allowance is attributable to stock option transactions and will be credited to Common Stock when the related deferred assets are realized. In recent years, the effective tax rate has fluctuated as a result of the impact of nonrecurring gains and losses, the acquisition and disposition of business lines and changes to the valuation allowance.

Gain from Discontinued Operations

During our fiscal year ended June 30, 2001, we recognized a gain of $0.5 million or $0.02 per share (diluted), net of taxes, on the sale of discontinued operations related to the Linfinity business. The gain represents an adjustment to the estimate for selling-related expenses incurred during the disposition of the business.

As a result of the factors discussed above, net earnings were $29.3 million or $1.17 per share (diluted) in fiscal 2001 compared to $5.0 million or $0.21 per share (diluted) in fiscal 2000.

Liquidity and Capital Resources

As of June 30, 2002, working capital was $68.9 million compared to $87.3 million as of June 30, 2001 and $66.4 million as of June 30, 2000. Cash and cash equivalents as of June 30, 2002 increased $7.5 million to $52.5 million from $45.0 million as of June 30, 2001. This increase was primarily the result of maturities of short-term investments of $19.4 million, $8.0 million cash provided by operations, $0.7 million in cash related to the release of an escrow for discontinued operations and $2.5 million from the proceeds from the sale of equity investments. This increase was offset by a $10.8 million decrease in cash for the repurchase our Common Stock,

$9.0 million used to purchase short-term investments and $3.5 million in capital expenditures. Short-term investments decreased from $15.7 million at June 30, 2001 to $1.6 million at June 30, 2002. This decrease was primarily the result of $19.4 million in maturities of short-term investments, $2.5 million in sales of short-term investments, a $1.0 million write-down for impairment, offset by purchases of short-term investments of $9.0 million.

Cash provided by (used for) operating activities was $8.0 million in fiscal 2002 compared to $17.6 million in fiscal 2001 and $(5.8) for fiscal 2000. Net cash provided by operating activities during fiscal 2002 was primarily the result of a net loss of $5.3 million, a $3.4 million decrease in accrued compensation from fiscal 2001, and a $5.3 million decrease in other accrued liabilities from fiscal 2001. This was offset by a decrease in accounts receivable of $14.0 million, primarily the result of a decline in net sales from the prior year, and a $6.9 million decrease in inventories from fiscal 2001. Cash flow provided by (used for) operating activities increased from $(5.8) million in fiscal 2000 to $17.6 million in fiscal 2001. This increase was largely the result of net income of $29.3 million in fiscal 2001, compared to $5.0 million in fiscal 2000, partially offset by a $11.3 million gain on the sale of equity investments during 2001.

Cash provided by (used for) investing activities was $9.9 million in fiscal 2002 compared to $8.8 million in fiscal 2001 and $(20.5) million in fiscal 2000. Cash provided by investing activities during fiscal 2002 resulted primarily from $19.4 million in maturities of short-term investments and $2.5 million in proceeds from the sales of equity investments. During fiscal 2002, we used $9.0 million to purchase short-term investments and $3.5 million for the purchase of plant and equipment. During fiscal 2001, maturities of short-term investments and proceeds from the sale of equity investments provided $49.4 million and $12.9 million, respectively. This increase was offset by $44.9 million spent for purchases of short-term investments and $8.3 million for purchases of plant and equipment. During fiscal 2000, maturities of short-term investments and the sale of our GPS division provided $38.1 million and $9.5 million, respectively. During this same year, we used $19.4 million was used for acquisitions and related costs, $44.2 million for purchases of short-term investments, and $4.6 million for purchases of plant and equipment.

Cash provided by (used for) financing activities was $(10.3) million in fiscal 2002 compared to $(0.6) million in fiscal 2001 and $0.7 million in fiscal 2000. During fiscal 2002, we used $10.8 million for repurchases of our Common Stock and $0.5 million for repayment of long-term obligations on our capital lease. Proceeds from issuance of our Common Stock provided $1.0 million. During fiscal 2001, we used $5.7 million and $0.4 million for the repurchase of our Common Stock and the repayment of long-term obligations, respectively. In the same year, proceeds from Common Stock provided $5.8 million. During fiscal 2000, we used $2.9 million and $0.6 million for the repurchase of our Common Stock and the repayment of long-term obligations, respectively, which was offset by $4.2 million in proceeds from the issuance of our Common Stock.

As of June 30, 2002, our principal commitments totaled $1.6 million and related primarily to commitments to purchase capital equipment and inventory. We lease office facilities under various operating leases that expire at various times through 2016. Total future minimum lease payments under all of our operating leases were approximately $13.4 million.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient, to satisfy our liquidity requirements, or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional private or public equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms favorable to us. Additional financing may also be dilutive to our existing stockholders. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

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

In accordance with No. SFAS 142, effective July 1, 2001 we discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Year ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported net earnings (loss)	$(5,285)	$29,330	$5,043
Add: Goodwill amortization, net of tax	—	315	236

Adjusted net earnings (loss)	$(5,285)	$29,645	$5,279

Basic earnings (loss) per share on reported net income	$(0.23)	$1.25	$0.22
Goodwill amortization, net of tax	—	$0.01	$0.01

Adjusted net earnings (loss)	$(0.23)	$1.26	$0.23

Diluted earnings (loss) per share on reported net income	$(0.23)	$1.17	$0.21
Goodwill amortization, net of tax	—	$0.01	$0.01

Adjusted net earnings (loss)	$(0.23)	$1.18	$0.22

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. We completed the required transitional impairment test during the quarter ended December 31, 2001 and determined that goodwill was not impaired.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement retains a majority of the requirements of SFAS No. 121, ”Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and it addresses certain implementation issues. SFAS No. 144 is effective for Symmetricom’s fiscal year beginning July 1, 2002. We do not believe the adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2002 the FASB issued SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of Symmetricom’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Section 906 Certification

The certification by Symmetricom’s chief executive officer and chief financial officer of this report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), has been submitted to the Securities and Exchange Commission as additional correspondence.

Factors That May Affect Results

Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

We believe that period-to-period comparisons of our operating results are not a good indication of its future performance. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue shortfalls;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of its inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $5.3 million for the fiscal year ending June 30, 2002. We can not assure you that we will regularly be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

If we continue to incur net operating losses, a valuation allowance may be necessary for some or all of our deferred tax assets, which would harm our operating results

If we continue to sustain operating losses, we may be unable to utilize our deferred tax assets. In addition, our ability to realize a tax benefit with regard to future losses may be limited which may require an additional valuation allowance. A valuation allowance would increase future tax expenses and be harmful to our future operating results.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive most of our revenue, is experiencing a general economic downturn. We do not know when or if the telecommunications markets will recover. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. A customer’s seeking bankruptcy protection can result in our not receiving payment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

We have entered into a Merger Agreement with Datum

We have entered into a merger agreement with Datum, pursuant to which Datum would become our wholly owned subsidiary. Under that merger agreement, and subject to its terms and conditions, each share of Datum common stock outstanding will be exchanged for 2.7609 shares of Symmetricom common stock (subject to adjustments to reflect the effect of any stock split, stock dividend, reorganization or similar change in Symmetricom or Datum common stock, and subject to possible downward adjustment in association with transaction costs). The merger with Datum is subject to a number of conditions, and there can be no assurance that it will occur or, if it does, of what effect it will have on the stock price, results of operations or financial condition of Symmetricom or the combined company. We expect to complete our merger with TrueTime before we complete the Datum merger. If we fail to complete the Datum merger our stock price could decline.

We have entered into a Merger Agreement with TrueTime

We have entered into a merger with TrueTime pursuant to which we would pay an estimated $5 million in cash and issue approximately 2.6 million shares of Symmetricom common stock in exchange for all of the outstanding shares of TrueTime, and TrueTime would become our wholly owned subsidiary. Pursuant to the terms and conditions of the TrueTime merger agreement, each share of TrueTime common stock outstanding will be exchanged for .43697 of a share of Symmetricom common stock and an amount in cash anticipated to be $0.84 (subject to adjustments to reflect the effect of any stock split, stock dividend, reorganization or similar change in Symmetricom or TrueTime common stock, and the cash amount per share is subject to possible downward adjustment depending on TrueTime’s merger transaction costs). The merger with TrueTime is subject to a number of conditions, and we cannot assure you that it will occur or, if it does, of what effect it will have on the stock price, results of operations or financial condition of Symmetricom or the combined company. We expect to complete our merger with TrueTime before we complete the Datum merger. If we fail to complete the TrueTime merger our stock price could decline.

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

Although we primarily use standard products which are generally available from multiple sources, we have limited suppliers for our rubidium and quartz oscillators, which are key components of our synchronization and timing equipment. The inability to obtain sufficient key components could result in untimely product shipments and lost sales which could harm our business and operating results.

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. Two customers, Verizon and Acterna Worldwide, each accounted for 11.0% of our net sales during fiscal 2002. In fiscal 2001, Acterna Worldwide and Samsung accounted for 13.5% and 15.5%, respectively, of our net sales. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to Verizon were $8.0 million in fiscal 2002 compared to $6.4 million in fiscal 2001. Sales to Samsung were $4.6 million is fiscal 2002, compared $23.6 million in fiscal 2001. Sales to Acterna were $8.0 million in fiscal 2002, compared to $20.7 million in fiscal 2001. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

The markets for our products are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	changes in end-user requirements; and

•	frequent new product introductions.

Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. In the future, we expect to attempt to develop certain new products that we may not successfully develop. Delays in new product development or delays in production startup could reduce sales of our products, which would negatively impact our revenue.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Datum, Inc., Frequency Electronics, Inc., Larus, Inc., and Oscilloquartz SA. Competitors in our wireless segment include Trimble Navigation, Ltd. and Datum, Inc., and our primary competitor in our broadband access segment is Adtran, Inc. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

•	the cost-effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the average selling prices received for our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products;

•	the timing of new product introductions by our competitors or us; and

•	changes in worldwide market and economic conditions.

Many of our competitors or potential competitors are more established than we are and have greater financial, manufacturing, technical and marketing resources. These competitors may be able to respond more quickly to new and emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. We expect to continue to experience pricing pressures from our competitors in all of its markets and continued price erosion in several of our product lines. If we are unable to compete by delivering new products or by delivering competitive products at lower prices, we could lose market share and our revenue could decline.

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

We believe our success will depend in a large part on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. These measures may not provide sufficient protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide us with any commercial benefit.

Third parties may assert intellectual property infringement claims which would be difficult to defend, costly and may result in our loss of significant rights

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are currently not a party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. We cannot assure you that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, recently announced the proposed acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our pending acquisitions of Datum and TrueTime, and our future acquisitions, involve risks which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant one-time write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may overestimate the revenue and profits that we expect the acquired businesses to generate;

•	we may overestimate the cost savings to be obtained from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may encounter difficulties in entering markets in which we have no or limited prior experience;

•	we may be unable to retain key employees of the purchased organizations;

•	our stockholders may be diluted if we pay for the acquisition with equity securities; and

•
we have capitalized certain direct costs related to our proposed business combinations with TrueTime and Datum; if we fail to complete either of these transactions, the capitalized direct costs will be expensed during fiscal 2003.

We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel from any pending, recent or future acquisitions. If we fail to successfully integrate acquisitions or to achieve any anticipated benefits of an acquisition, our operations and business could be harmed. Additionally, we may experience difficulty integrating and managing the acquired business’ operations. For these reasons, we cannot be certain what effect pending or future acquisitions may have on our business, financial condition and results of operations.

We are subject to environmental regulations that could result in costly environmental liability that could exceed our resources

Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in these regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, these reviews are necessarily limited in scope and frequency and may not reveal all potential instances of noncompliance, possible injury or possible contamination. The liabilities arising from any noncompliance with environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources. The risk of liabilities increases as we acquire other companies, such as Datum, which use, or have used, hazardous substances at various current or former facilities.

Our customers may be subject to governmental regulations, which, if changed, could negatively impact our business results

Federal and state regulatory agencies, including the Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we are not directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could negatively impact our business results.

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 35% of net sales in fiscal 2002 compared to 29% of net sales of fiscal 2001 and 25% of net sales of fiscal 2000. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•	foreign currency fluctuations;

•	export restrictions;

•	longer payment cycles;

•	unexpected changes in regulatory requirements or tariffs;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors; and

•	reduced or limited protection of intellectual property rights and political and economic instability.

To date, very few of our international revenue and cost obligations have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive, and thus, less competitive in foreign markets. A portion of our international revenues may be denominated in foreign currencies in the future, including the Euro, which will subject us to risks associated with fluctuations in these foreign currencies. We do not currently engage in foreign currency hedging activities or derivative arrangements, but may do so in the future to the extent that such obligations become more significant.

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

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes when calculating our effective tax rate. Historically, using this exemption has reduced our effective tax rate. Our overall effective tax rate could increase during fiscal years 2003 through 2006, as the exemption will become subject to additional limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2002, we had short-term investments of $1.6 million. Our investment portfolio as of June 30, 2002 consists of equity securities, which are classified as available-for-sale. We also maintain investments in corporate debt securities. As of June 30, 2002, our entire $5.2 million investment in corporate debt securities was classified as cash equivalents, as the maturity dates of the securities were less than three months. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2002, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.1 million at June 30, 2002, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

Notwithstanding the foregoing analysis of the direct effects of interest rate and currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on our business. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the United States, foreign and global economies which could materially harm our business.

Item 8.    Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Fiscal Year 2002
Net sales	$18,509	$19,333	$17,110	$17,691	$72,643
Gross profit	6,524	7,606	6,905	6,080	27,115
Operating loss	(3,159)	(1,550)	(2,693)	(3,739)	(11,141)
Loss from continuing operations before income taxes	(1,069)	(1,383)	(2,888)	(3,633)	(8,973)
Loss from continuing operations	(1,148)	(830)	(1,690)	(2,027)	(5,695)
Gain on discontinued operations(1)	—	—	410	—	410
Net loss	(1,148)	(830)	(1,280)	(2,027)	(5,285)
Basic loss per share from continuing operations(2)	(0.05)	(0.04)	(0.08)	(0.09)	(0.25)
Basic earnings per share from discontinued operations(2)	—	—	0.02	—	0.02
Basic net loss per share(2)	(0.05)	(0.04)	(0.06)	(0.09)	(0.23)
Diluted loss per share from continuing operations(2)	(0.05)	(0.04)	(0.08)	(0.09)	(0.25)
Diluted earnings per share from discontinued operations(2)	—	—	0.02	—	0.02
Diluted net loss per share(2)	(0.05)	(0.04)	(0.06)	(0.09)	(0.23)

Fiscal Year 2001
Net sales	$35,999	$38,143	$39,286	$39,240	$152,668
Gross profit	15,420	16,966	17,065	18,214	67,665
Operating income	5,067	5,448	5,468	5,801	21,784
Earnings from continuing operations before income taxes	7,311	15,379	5,950	6,237	34,877
Earnings from continuing operations	5,483	13,567	4,736	5,038	28,824
Gain on discontinued operations(1)	—	—	—	506	506
Net earnings	5,483	13,567	4,736	5,544	29,330
Basic earnings per share from continuing operations(2)	0.24	0.58	0.20	0.21	1.23
Basic earnings per share from discontinued operations(2)	—	—	—	0.02	0.02
Basic net earnings per share(2)	0.24	0.58	0.20	0.23	1.25
Diluted earnings per share from continuing operations(2)	0.22	0.54	0.19	0.20	1.15
Diluted earnings per share from discontinued operations(2)	—	—	—	0.02	0.02
Diluted net earnings per share(2)	0.22	0.54	0.19	0.22	1.17

(1)
Reflects amounts related to earnings on discontinued operations as a result of the sale of its Linfinity business. The gain in 2001 is a result of a change in estimate of the selling expenses while the gain in 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.

(2)	Adjusted to reflect the effect of a three-for-two stock split in the form of a stock dividend on August 18, 2000.

SYMMETRICOM, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Symmetricom, Inc.

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 29, 2002

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$52,521	$44,989
Short-term investments	1,640	15,683

Cash and investments	54,161	60,672
Accounts receivable, net of allowance for doubtful accounts of $789 and $994	9,399	23,425
Inventories	18,397	25,242
Prepaids and other current assets	5,981	5,562

Total current assets	87,938	114,901
Property, plant and equipment, net	21,877	23,379
Goodwill, net	3,704	3,704
Other intangible assets, net	7,419	8,088
Deferred taxes and other assets	8,872	4,831
Note receivable from employee	500	500

Total assets	$130,310	$155,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,051	$5,328
Accrued compensation	4,157	7,526
Other accrued liabilities	9,260	14,229
Current maturities of long-term obligations	610	494

Total current liabilities	19,078	27,577
Long-term obligations	6,574	7,184
Deferred income taxes	469	525

Total liabilities	26,121	35,286

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common Stock, $0.0001 par value; 70,000 shares authorized, 22,371 shares issued and 22,131 outstanding in 2002; 23,651 shares issued and outstanding in 2001	29,441	30,747
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive income (loss)	(118)	1,490
Retained earnings	75,421	88,435

Total stockholders’ equity	104,189	120,117

Total liabilities and stockholders’ equity	$130,310	$155,403

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2002	2001	2000
Net sales	$72,643	$152,668	$107,557
Cost of sales	45,528	85,003	61,047

Gross profit	27,115	67,665	46,510
Operating expenses:
Research and development	11,316	12,908	16,575
Selling, general and administrative	24,776	31,050	24,682
Amortization of goodwill and intangibles	1,583	1,960	1,470
Non-recurring loss (gain)	581	(37)	6,818
Gain on sale of GPS Division	—	—	(6,689)

Operating income (loss)	(11,141)	21,784	3,654
Gain on sale of equity investments, net	1,487	11,325	—
Interest income	1,342	2,432	2,302
Interest expense	(661)	(664)	(683)

Earnings (loss) before income taxes	(8,973)	34,877	5,273
Income tax provision (benefit)	(3,278)	6,053	230

Earnings (loss) from continuing operations	(5,695)	28,824	5,043
Gain from discontinued operations, net of tax	410	506	—

Net earnings (loss)	$(5,285)	$29,330	$5,043

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.25)	$1.23	$0.22
Gain from discontinued operations	0.02	0.02	—

Net earnings (loss)	$(0.23)	$1.25	$0.22

Weighted average shares outstanding—basic	22,572	23,474	22,593

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.25)	$1.15	$0.21
Gain from discontinued operations	0.02	0.02	—

Net earnings (loss)	$(0.23)	$1.17	$0.21

Weighted average shares outstanding—diluted	22,572	25,005	23,510

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Stockholder Note Receivable	Accumulated Other Comprehensive Income	Retained Earnings	Total Stock-holders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at July 1, 1999	22,389	$18,934	$—	$1,400	$59,270	$79,604	$—
Issuance of Common Stock:
Stock option exercises, net of shares tendered upon exercise	1,002	3,566	—	—	—	3,566	—
Employee stock purchase plan	150	634	—	—	—	634	—
Tax benefit from stock option plans	—	300	—	—	—	300	—
Repurchase of Common Stock	(628)	(2,931)	—	—	—	(2,931)	—
Comprehensive income:	—		—	—	—		—
Earnings from continuing operations	—	—	—	—	5,043	5,043	5,043
Unrealized gain on short-term investments, net of taxes of $6,802	—	—		8,804	—	8,804	8,804

Balance at June 30, 2000	22,913	20,503	—	10,204	64,313	95,020	$13,847

Issuance of Common Stock:
Stock option exercises, net of shares tendered upon exercise	1,121	5,268	—	—	—	5,268	—
Employee stock purchase plan	102	761	—	—	—	761	—
Tax benefit from stock option plans	—	4,738	—	—	—	4,738	—
Repurchase of Common Stock	(485)	(523)	—	—	(5,208)	(5,731)	—
Stockholder note receivable	—	—	(555)	—	—	(555)	—
Comprehensive income:	—	—		—	—	—	—
Earnings from continuing operations	—	—	—	—	28,824	28,824	28,824
Gain from discontinued operations, net of tax	—	—	—	—	506	506	506
Unrealized loss on short-term investments, net of taxes of $5,684	—	—	—	(8,714)	—	(8,714)	(8,714)

Balance at June 30, 2001	23,651	30,747	(555)	1,490	88,435	120,117	$20,616

Issuance of Common Stock:
Stock option exercises, net of shares tendered upon exercise	46	211	—	—	—	211	—
Employee stock purchase plan	97	765	—	—	—	765	—
Warrants issued for acquisition	—	819	—	—	—	819	—
Repurchase of Common Stock	(1,663)	(3,101)	—	—	(7,729)	(10,830)	—
Comprehensive income:	—	—	—	—	—	—	—
Loss from continuing operations	—	—	—	—	(5,695)	(5,695)	(5,695)
Gain from discontinued operations, net of tax	—	—	—	—	410	410	410
Unrealized loss on short-term investments, net of taxes of $1,056	—	—	—	(1,608)	—	(1,608)	(1,608)

Balance at June 30, 2002	22,131	$29,441	$(555)	$(118)	$75,421	$104,189	$(6,893)

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(5,285)	$29,330	$5,043
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
(Gain) from discontinued operations	(410)	(506)	—
Purchased in-process research and development	—	—	3,468
Depreciation and amortization	6,665	6,340	6,426
Deferred income taxes	(2,614)	(4,246)	(2,239)
Forgiveness of note receivable from employee	—	100	100
Gain on sale of equity investments	(1,487)	(11,325)	—
Gain on sale of Antenna Division	—	(99)	—
Gain on sale of GPS division	—	—	(6,689)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	14,026	(3,837)	(8,673)
Inventories	6,882	(2,885)	(11,734)
Prepaids and other assets	(846)	(1,905)	272
Accounts payable	(277)	(3,079)	4,843
Accrued compensation	(3,369)	1,096	—
Other accrued liabilities	(5,286)	8,619	3,395

Net cash provided by (used for) operating activities	7,999	17,603	(5,788)

Cash flows from investing activities:
Acquisition and related costs	(151)	(228)	(19,419)
GPS assets sold, net of cash received	—	—	9,453
Purchases of short-term investments	(8,998)	(44,945)	(44,218)
Maturities of short-term investments	19,372	49,353	38,108
Proceeds from sale of equity investments	2,492	12,851	—
Purchases of plant and equipment, net	(3,517)	(8,279)	(4,593)
Proceeds from escrow on discontinued operations	683	—	—
Other	—	—	168

Net cash provided by (used for) investing activities	9,881	8,752	(20,501)

Cash flows from financing activities:
Repayment of long-term obligations	(494)	(392)	(594)
Proceeds from issuance of Common Stock	976	5,791	4,200
Stockholder note receivable	—	(317)	—
Repurchase of Common Stock	(10,830)	(5,731)	(2,931)

Net cash provided by (used for) financing activities	(10,348)	(649)	675

Net increase (decrease) in cash and cash equivalents	7,532	25,706	(25,614)
Cash and cash equivalents at beginning of year	44,989	19,283	44,897

Cash and cash equivalents at end of year	$52,521	$44,989	$19,283

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(1,608)	$(8,714)	$8,804
Deferred taxes on unrealized gain (loss)	(1,056)	(5,684)	6,802
Cash proceeds in escrow related to the sale of Antenna Division, including accrued interest	—	664	—
Issuance of Common Stock for note receivable	—	(238)	—
Issuance of warrants for Telmax acquisition	819	—	—
Cash payments for:
Interest	$661	$664	$683
Income taxes	603	4,663	1,596

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Business

Symmetricom, incorporated in the state of Delaware, designs, manufactures and markets solutions for the global telecommunications industry. Our products and services include network synchronization systems and timing elements for most network operators and users, innovative broadband access devices for business and residential applications, and professional services. Our products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today’s evolving communications environment.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal Period

Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2002 ended on June 30, 2002. All references to years refer to our fiscal years. Fiscal year 2002 and 2001 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

Use of Estimates

The preparation of financial statements is in conformity with the generally accepted accounting principles in the United States of America. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments consist of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable equity securities are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
June 30, 2002
Commercial paper	$5,201	$—	$5,201
Corporate equity securities	726	156	882

Total available-for-sale investments	5,927	156	6,083
Less amounts classified as cash equivalents	(5,201)	—	(5,201)
Deferred compensation plan assets	970	(212)	758

Total short term investments	$1,696	$(56)	$1,640

June 30, 2001
Commercial paper	$28,430	$—	$28,430
Corporate equity securities	1,533	2,796	4,329

Total available-for-sale investments	29,963	2,796	32,759
Less amounts classified as cash equivalents	(17,464)	—	(17,464)
Deferred compensation plan assets	576	(188)	388

Total short term investments	$13,075	$2,608	$15,683

During fiscal 2002, we concluded that the decline in value of our investment in the Common Stock of Parthus Technologies plc (“Parthus”) had become other-than-temporary. Accordingly, $1.0 million was written off as an impairment loss on investments, based on the quoted fair value of Parthus Common Stock on the date the impairment loss was recorded. Our investment in Parthus may become further impaired in fiscal 2003, particularly in view of the difficulties many technology companies have had in the current economic climate.

Fair Values of Financial Instrument

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations and accounts payable, approximate their carrying amount, which is due to their short-term maturities. The short-term investments in equity instruments are carried at market value. The recorded amount of our capital lease obligation approximates the estimated fair value based on an analysis of the present value of future lease payments.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers and distributors. Management believes that its credit evaluation, approval and monitoring processes substantially mitigate potential credit risks. However, we still have significant credit risks as the current economic environment within the telecommunications sector could threaten the viability of many of our existing customers.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2002	June 30, 2001
	(In thousands)
Raw materials	$12,415	$12,623
Work-in-process	3,574	4,769
Finished goods	2,408	7,850

Inventories	$18,397	$25,242

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term if shorter.

Intangible Assets

Intangible assets that were acquired from Telmax and the Hewlett-Packard Company’s Communications Synchronization Business (“HP Product Line business”) are carried at cost and consist of the following:

	June 30, 2002	June 30, 2001
	(In thousands)
Technology	$8,477	$7,607
Customer lists, trademarks, other	3,081	2,994

Total gross other intangible assets	11,558	10,601
Less: accumulated amortization	(4,139)	(2,513)

Other intangible assets, net	$7,419	$8,088

The acquisition of certain assets and products from Telmax resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of 5 years. Intangible assets associated with the acquisition of the HP Product Line business includes customer lists of $1.3 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.8 million. Amortization is computed using the straight-line method over a life of 10 years for customer lists, 7 years for SMARTCLOCK trademark and current product technology. The other intangible assets are amortized over 5 years. In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”, we performed a test for goodwill impairment using the discounted cash flow approach to determine the fair value of each reporting unit to which goodwill was allocated. We determined goodwill was not impaired, as the fair value of each reporting unit exceeded its book value.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the carrying value of long-lived assets and certain identifiable intangible assets is evaluated whenever events or changes in circumstances

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the net book value of the asset exceeds the estimated undiscounted future cash flows. As of June 30, 2002 no impairment has occurred.

Warranty Reserve

The standard warranty on our products ranges from one to five years in length. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on an historical analysis of the volume of product returned to Symmetricom under the warranty program and the associated repair costs. Warranty costs are recorded in cost of sales. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86), “Computer Software to Be Sold, Leased, or Otherwise Marketed”. We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Foreign Currency Translation

The functional currency of our international subsidiaries is the U.S. Dollar. Foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts that are translated using historical exchange rates. Net gains (losses) from these foreign exchange transactions have not been material to our operating results for all of the periods presented.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for the majority of our domestic and international customers includes a signed purchase order, in which we offer payment terms of 30 days, and no right of return of delivered products.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer a percentage of revenue to distributors based on an historical

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average of distributor returns. We record commissions expense when orders are booked, at which time the commission is both earned and payable.

Stock Options

We account for employee stock based compensation using the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.”

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and warrants using the treasury method except when antidilutive. The antidilutive common equivalent shares from stock options were 2,266,256 in fiscal 2002, 971,532 in fiscal 2001 and 44,339 in fiscal 2000. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Year ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$(5,695)	$28,824	$5,043
Gain from discontinued operations	410	506	—

Net earnings (loss)	$(5,285)	$29,330	$5,043

Weighted average shares outstanding—basic	22,572	23,474	22,593
Dilutive stock options	—	1,531	917

Weighted average shares outstanding—diluted	22,572	25,005	23,510

Basic earnings (loss) per share	$(0.23)	$1.25	$0.22
Diluted earnings (loss) per share	$(0.23)	$1.17	$0.21

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2002 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net earnings (loss) and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Symmetricom’s other comprehensive income for fiscal 2002 is comprised of unrealized losses of $1.6 million, net of taxes, on marketable securities categorized as available-for-sale, compared to unrealized losses of $8.7 million in fiscal 2001.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

Effective July 1, 2001, Symmetricom adopted SFAS No. 142, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for impairment on a periodic basis. In accordance with No. SFAS 142, effective July 1, 2001 we discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, is as follows:

	Year ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported net earnings (loss)	$(5,285)	$29,330	$5,043
Add: Goodwill amortization, net of tax	—	315	236

Adjusted net earnings (loss)	$(5,285)	$29,645	$5,279

Basic earnings (loss) per share on reported net income	$(0.23)	$1.25	$0.22
Goodwill amortization, net of tax	—	0.01	0.01

Adjusted net earnings (loss)	$(0.23)	$1.26	$0.23

Diluted earnings (loss) per share on reported net income	$(0.23)	$1.17	$0.21
Goodwill amortization, net of tax	—	0.01	0.01

Adjusted net earnings (loss)	$(0.23)	$1.18	$0.22

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. We completed the required transitional impairment test during the quarter ended December 31, 2001 and determined that goodwill was not impaired. The provisions of SFAS No. 142 also require an annual goodwill impairment test. We performed our annual goodwill impairment test as of June 30, 2002 and determined that goodwill was not impaired.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement retains a majority of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and it addresses certain implementation issues. SFAS No. 144 is effective for Symmetricom’s fiscal year beginning July 1, 2002. We do not believe the adoption of this statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note B—Acquisition

On May 23, 2002, we announced the signing of a definitive agreement to acquire Datum, Inc. (“Datum”), a supplier of high performance time and frequency products used to synchronize the flow of information in telecommunications networks, for approximately 18.4 million shares of Common Stock. Upon closing of this transaction, Datum will become our wholly owned subsidiary. While we expect the transaction to close in the second quarter of fiscal 2003, the merger is subject to the approval of Symmetricom and Datum stockholders and certain other conditions, which must be either satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On March 27, 2002, we announced our proposed acquisition of TrueTime, Inc. (“TrueTime”), a provider of precision time and frequency products for government and commercial applications, for 2.6 million shares of Common Stock and $5.0 million in cash (subject to a possible adjustment for transaction costs) for the purchase of outstanding shares of TrueTime. Upon closing of the transaction, TrueTime will become our wholly owned subsidiary. While we expect the transaction to close during the beginning of the second quarter of fiscal 2003, the acquisition of TrueTime is subject to the approval of TrueTime stockholders and certain other conditions, which must either be satisfied or waived before the acquisition can close. There accordingly remains a possibility that this transaction will not be completed.

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment, for $1.0 million in cash and securities. We also prepaid $0.6 million for product royalty obligations on future sales. The purchase price of the transaction consisted of 300,000 warrants for Symmetricom stock with a fair value of $0.8 million, cash payments of $0.1 million and acquisition costs of $0.1 million. The fair value of the warrants issued was calculated using the Black-Scholes option-pricing model. The purchase price was allocated to the acquired assets based on their fair values at the time of the acquisition: $0.9 million was allocated to purchased technology and $0.1 million to equipment and inventory.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note C—Balance Sheet Detail

	Year ended June 30,
	2002	2001
	(In thousands)
Property, plant and equipment, net:
Buildings and improvements	$9,007	$9,007
Machinery and equipment	28,516	27,507
Capitalized ERP software costs	4,121	2,750
Leasehold improvements	6,405	7,782

	48,049	47,046
Accumulated depreciation and amortization	(26,172)	(23,667)

	$21,877	$23,379

Building and improvements includes $8,750,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. At June 30, 2002 and 2001, accumulated amortization for this lease totaled $3,806,000 and $3,045,000, respectively.

	Year ended June 30,
	2002	2001
	(In thousands)
Other accrued liabilities:
Income taxes payable	$1,248	$2,246
Accrued warranty expense	4,950	5,528
Deferred revenue	903	1,710
Accrued expenses	1,454	2,224
Other	705	2,521

	$9,260	$14,229

Long-term obligations:
Capital lease	$7,184	$7,678
Less—current maturities	(610)	(494)

	$6,574	$7,184

Note D—Lease Commitments

During fiscal 2001, we leased a facility in Aguadilla, Puerto Rico. We have since expanded the existing building and have consolidated all our manufacturing operations at this facility. The lease on this building expires in 2016. We account for the lease as an operating lease; any improvements to the leased property is capitalized and classified as leasehold improvements.

In 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in February 2004. At June 30, 2002, the minimum future sublease payments to be received were $1,896,000. We lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1,716,000 in 2002,

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,101,000 in 2001, and $922,000 in 2000, respectively. Future minimum lease payments at June 30, 2002 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the years:
2003	$1,189	$1,369
2004	1,261	1,282
2005	1,335	1,224
2006	1,412	1,213
2007	1,492	1,236
Thereafter	2,901	7,090

Total minimum lease payments	9,590	$13,414

Amount representing interest (8.5%)	(2,406)

Present value of minimum lease payments	$7,184

Note E—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended June 30,
	2002	2001	2000
	(In thousands)
Current:
Federal	$(607)	$7,531	$1,863
State	(729)	1,556	161
Puerto Rico	659	1,117	414
Foreign	13	95	31

	(664)	10,299	2,469

Deferred:
Federal	(2,294)	(4,328)	(1,975)
State	(264)	(303)	(148)
Puerto Rico	(56)	385	(116)

	(2,614)	(4,246)	(2,239)

Total provision	$(3,278)	$6,053	$230

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The change in the valuation allowance has no impact on the consolidated statement of operations, as it relates to the tax benefit on stock options. The significant components of deferred income tax provision (benefit) are as follows:

	Year ended June 30,
	2002	2001	2000
	(In thousands)
Tax credit and net operating loss carryforwards	$(2,174)	$2,123	$1,845
Reserves and accruals	1,653	(1,086)	(401)
Unrealized loss on investment	(260)	—	—
Depreciation and amortization	(2,996)	(62)	(3,127)
Deferred taxes on Puerto Rico earnings	(108)	339	(81)
Change in valuation allowance	1,271	(5,560)	(475)

	$(2,614)	$(4,246)	$(2,239)
Deferred taxes on other comprehensive income	(1,056)	(5,684)	6,802

	$(3,670)	$(9,930)	$4,563

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended June 30,
	2002	2001	2000
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
Federal tax benefit of Puerto Rico operations	0.3	(11.2)	(28.7)
Puerto Rico taxes	6.7	4.3	5.6
State income taxes, net of federal benefit	(7.5)	3.6	0.2
Other	(1.0)	(1.0)	3.9
Change in valuation allowance	—	(13.3)	(11.6)

Effective income tax rate	(36.5)%	17.4%	4.4%

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal components of deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2002	2001
	(In thousands)
Deferred tax assets
Tax credit and net operating loss carryforwards	$5,923	$3,749
Reserves and accruals	2,320	3,973
Unrealized loss on investment	260	—
Depreciation and amortization	9,650	6,654

	18,153	14,376
Valuation allowance	(5,020)	(3,749)

Total deferred tax assets	13,133	10,627

Deferred tax liabilities:
Unrealized gains in other comprehensive income	62	1,118
Unremitted Puerto Rico earnings	2,011	2,119

	2,073	3,237

Net deferred tax asset	$11,060	$7,390

Net deferred tax assets are comprised of the following:

	Year ended June 30,
	2002	2001
	(In thousands)
Current assets	$2,803	$3,350
Non-current assets	8,726	4,565
Non-current liabilities	(469)	(525)

Net deferred tax assets (liabilities)	$11,060	$7,390

At June 30, 2002, for federal income tax purposes, we have regular net operating loss carryforwards of approximately $1,900,000, which expire in 2022, but no alternative minimum tax net operating loss carryforwards.

Also, we have research and development tax credit carryforwards of approximately $870,000 which expire in the years 2020 through 2021, and alternative minimum tax credit carryforwards of approximately $3,350,000 which have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carry forwards of approximately $1,037,000 which have no expiration date.

Based on our assessment of the future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not, that sufficient taxable income will not be generated to realize certain deferred tax assets. At June 30, 2002, all of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited to Common Stock when realized.

We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico source earnings, subject to certain wage-based limitations, from

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal income taxes through fiscal 2006. This exemption has a further limitation during fiscal years 2003 through 2006, measured by a prior year’s Puerto Rico earnings. Appropriate taxes have been provided on this subsidiary’s earnings, all of which are intended to be remitted to the parent company. At June 30, 2002, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $22,000,000 and $2,011,000, respectively.

Note F—Contingencies

In January 1994, a securities class action complaint was filed against us and certain of our former officers or directors in the United States District Court, Northern District of California. The action was filed on behalf of a putative class of purchasers of our stock during the period April 6, 1993 through November 10, 1993. The complaint sought unspecified money damages and alleged that we and certain of our former officers or directors violated federal securities laws in connection with various public statements made during the putative class period. The Court granted summary judgment in our favor, our former officers and directors in August 2000. The plaintiff then filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On May 30, 2002 summary judgment was granted in our favor. However, it is possible that the plaintiffs may move to reconsider or appeal to the Supreme Court. We believe that this complaint is without merit and will continue to defend the action vigorously.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note G—Related Party Transactions

In February 2001, we took a full-recourse promissory note in the amount of $555,000 from an officer of Symmetricom. The note accrues interest at an annual rate of 7.75%. Interest payments are made annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by 50,000 shares of Symmetricom Common Stock that is pledged by the borrower. As of June 30, 2002, the entire principal balance was outstanding.

During fiscal 2002, we paid a total of $21,875 for consulting fees to three directors of Symmetricom.

Note H—Benefit Plans

401(k) Plan

Symmetricom has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 20 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of Symmetricom Common Stock. Each employee directs the investment of the funds across a series of mutual funds. Symmetricom matches employee contributions at a rate of $500 per year. Both employee and employer contributions vest immediately. Symmetricom made matching contribution payments of $418,520, $134,000 and $95,000 in fiscal 2002, 2001 and 2000, respectively.

Note I—Stockholders’ Equity

Stock Option Plans

Symmetricom has an employee stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of Symmetricom’s Common Stock. Stock appreciation

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights may also be granted under this plan; however, none have been granted. In addition, Symmetricom has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of Symmetricom’s Common Stock. All options have been granted at the fair market value of our Common Stock on the date of grant and expire no later than ten years from the date of grant. Options granted to employees after fiscal 1999 and options granted to non-employee directors are generally exercisable in annual installments of 25%, 25% and 50% at the end of each of the three years following the date of grant, respectively. Options granted to employees prior to fiscal 1998 are generally exercisable at 25% at the end of the first year and 2.08% for each month thereafter for the following three years.

On June 7, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan under which employees may be granted non-statutory stock options. Under this plan there will be no awards to the officers or directors of the Company unless it is offered at the initial employment of an officer. This plan has 2.2 million shares reserved for issuance. On August 4, 2000, the stockholders of Symmetricom approved an amendment to the 1999 Employee Stock Plan to increase the number of shares reserved for issuance from 0.9 million to 2.9 million.

Stock option activity for the three years ended June 30, 2002 is as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balances at July 1, 1999	1,299	3,297	$4.30
Authorized	1,800	—	—
Granted	(1,935)	1,935	5.65
Exercised	—	(942)	4.14
Canceled	600	(600)	4.82
Expired	(210)	—	—

Balances at June 30, 2000	1,554	3,690	$4.96
Authorized	2,000	—	—
Granted	(1,344)	1,344	12.16
Exercised	—	(1,121)	4.54
Canceled	715	(715)	6.26
Expired	(560)	—	—

Balances at June 30, 2001	2,365	3,198	$7.85
Authorized	2,200	—	—
Granted	(2,383)	2,383	6.61
Exercised	—	(46)	4.43
Canceled	243	(243)	8.14
Expired	(119)	—	—

Balances at June 30, 2002	2,306	5,292	$7.31

In June 2002, the Board of Directors authorized the annual option grant to eligible employees. Therefore, option grants made during fiscal 2002 are comprised of two annual grants; the fiscal 2002 annual option grant made during August 2001 and the fiscal 2003 annual option grant made during June 2002.

On August 18, 2000, Symmetricom effected a three-for-two stock split in the form of a stock dividend. Stockholders of record as of August 7, 2000 received three shares of Common Stock for every two shares they

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned on the record date. Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split. In June 2002, Symmetricom’s Board of Directors authorized an additional 2.2 million shares to be issued to all eligible employees of Symmetricom. During June 2002, we granted 736,326 shares. This was in addition to the original grant in August 2001.

The following table summarizes information about stock options outstanding as of June 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$3.65 — $ 4.29	670	5.22	$4.11	607	$4.15
$4.33 — $ 4.33	994	9.94	4.33	—	—
$4.67 — $ 5.83	1,068	7.01	5.21	763	5.16
$5.92 — $ 8.01	390	8.21	6.77	103	6.80
$8.09 — $ 9.19	953	9.06	9.17	17	8.75
$9.46 — $18.00	1,217	8.25	12.05	314	12.06

$3.65 — $18.00	5,292	8.08	$7.31	1,804	$6.15

Stock-Based Compensation

Under APB 25, Symmetricom generally recognizes no compensation expense with respect to stock-based awards to employees. As discussed in Note A, we account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method as of the beginning of 1996. At June 30, 2002, 2001 and 2000, the number of shares and weighted average exercise price underlying exercisable options were 1,804,271 at $6.15, 1,297,000 at $4.89 and 1,392,000 at $4.38, respectively. The weighted average estimated fair value of options granted was $3.97 in 2002, $6.46 in 2001 and $3.11 in 2000. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2002, 2001 and 2000:

	Stock Option Plans
	2002	2001	2000
Expected life after vesting (in years)	1.5	1.5	0.5
Risk-free interest rate	4.4%	5.1%	6.0%
Volatility	81.9%	76.0%	68.0%

Employee Stock Purchase Plan

Symmetricom has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of our Common Stock at 85% of the fair market value at certain specified dates. Under this plan, 350,683 shares of Common Stock have been reserved and were available for issuance as of June 30, 2002. The weighted average fair value of those purchase rights granted in 2002, 2001, and 2000 was $4.20, $5.50 and $1.83, respectively. During fiscal 2002, 97,530 shares were purchased at an average price of $7.84 per share. In fiscal 2001, 101,860 shares were purchased at an average price of $7.50 per share.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 123, the fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model assuming that no dividends were paid during the period and with the following weighted average assumptions for fiscal 2002, 2001, and 2000:

	Employee Stock Purchase Plan
	2002	2001	2000
Expected life (in years)	0.5	0.5	1.0
Risk-free interest rate	2.6%	5.1%	6.0%
Volatility	81.9%	76.0%	68.0%

Symmetricom’s pro forma net income and earnings per share data under SFAS No. 123 is as follows:

	Year ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Net income (loss)
As reported under APB 25	$(5,285)	$29,330	$5,043
Pro forma under SFAS No. 123	(9,452)	28,339	2,721
Earnings (loss) per share—basic
As reported under APB 25	$(0.23)	$1.25	$0.22
Pro forma under SFAS No. 123	(0.42)	1.21	0.12
Earnings (loss) per share—diluted
As reported under APB 25	$(0.23)	$1.17	$0.21
Pro forma under SFAS No. 123	(0.42)	1.13	0.12

Stock Repurchase Program

Our Board of Directors have authorized programs to repurchase Symmetricom’s Common Stock. We repurchased 1,663,400 shares, 485,200 shares and 628,000 shares in fiscal 2002, 2001, 2000, respectively. As of June 30, 2002 we have the authorization to repurchase 1.2 million shares of Common Stock.

Preferred Stock

We have 500,000 shares of $0.0001 par value preferred stock authorized, of which 200,000 shares have been reserved for issuance in connection with our preferred stock rights plan. The right entitles the holder to purchase from Symmetricom one one-thousandth of a share of Series A Participating Preferred Stock at a price of $72.82. The rights were distributed at the rate of one right for each share of Common Stock as a non-taxable dividend and will expire August 2011. The rights will be exercisable only in the event that a person or group acquires 15% or more of our outstanding Common Stock.

Note J—Business Segment Information

We have six reportable segments: Synchronization (“Sync”) Products, Wireless Products, Transmission Products, Contract Manufacturing, Broadband Access Products and Global Services. Sync Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System, or GPS, technologies. Revenue for the Sync Products consists of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal, or IDST. These products are used primarily to support an intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for maintenance personnel. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Our Broadband Access Products include GoLong, a product that allows telecommunications providers to offer Digital Subscriber Line, or DSL, services to customers beyond the current 15,000-foot limit. In June 2001, we introduced GoWide, a product which provides a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Global Services is our newest division. Through this division we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.

For each of these segments, Symmetricom has separate financial information including gross profit amounts, which are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, segment information reported includes only net sales and gross profit.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended June 30,
	2002	2001	2000
	(in thousands, except percentages)
Net sales:
Sync Products	$57,679	$110,398	$76,436
Wireless Products	8,940	28,073	16,464
Transmission Products	477	3,132	4,531
Contract Manufacturing	3,673	8,550	9,097
Broadband Access Products	58	410	—
Global Services	1,816	2,105	1,029

Total net sales	72,643	152,668	107,557
Cost of sales:
Sync Products	35,544	60,394	40,730
Wireless Products	5,879	15,123	9,488
Transmission Products	220	1,721	2,205
Contract Manufacturing	2,929	6,556	8,167
Broadband Access Products	426	386	—
Global Services	530	823	457

Total cost of sales	45,528	85,003	61,047
Gross profit:
Sync Products	22,135	50,004	35,706
Wireless Products	3,061	12,950	6,976
Transmission Products	257	1,411	2,326
Contract Manufacturing	744	1,994	930
Broadband Access Products	(368)	24	—
Global Services	1,286	1,282	572

Total gross profit	$27,115	$67,665	$46,510

Gross margin:
Sync Products	38.4%	45.3%	46.7%
Wireless Products	34.2%	46.1%	42.4%
Transmission Products	53.9%	45.1%	51.3%
Contract Manufacturing	20.3%	23.3%	10.2%
Broadband Access Products	(634.5)%	5.9%	—
Global Services	70.8%	60.9%	55.6%

Total gross margin	37.3%	44.3%	43.2%

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our export sales accounted for 35%, 29%, and 25%, of our net sales in 2002, 2001, and 2000, respectively. The geographical components of sales are as follows:

	Year ended June 30,
	2002	2001	2000
United States	65%	71%	75%
International:
Far East	12%	3%	3%
Europe	9%	10%	10%
Canada	2%	2%	2%
Latin America	10%	9%	7%
Rest of the world	2%	5%	3%

Two customers each accounted for 11% of our net sales in fiscal 2002, two customers accounted for 13.5% and 15.5% of our net sales in fiscal 2001 and no single customer accounted for 10% or more of our net sales in fiscal 2000.

Note K—Gain from Discontinued Operations

During fiscal 2002, we recognized a $0.4 million gain, or $0.02 per share, net of taxes, for the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. (“Linfinity”) semiconductor subsidiary. Under the terms of the agreement, a portion of the total consideration was to be held in escrow until certain conditions of the agreement were satisfied. The Linfinity business has been accounted for as a discontinued operation, and, accordingly, its results of operations have been excluded from continuing operations in the consolidated statements of operations and cash flows for all periods presented. During fiscal 2001, we recognized a $0.5 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity. The gain represents an adjustment to the estimate for selling-related expenses incurred during the disposition of the business.

Note L—Non-Recurring Loss (Gain)

During fiscal 2002, we recorded a non-recurring loss of $0.6 million for costs related to a reduction in workforce and a $0.5 million charge to cost of goods sold for expenses related to the termination of certain manufacturing employees. The charges were primarily comprised of severance costs for terminated employees. All expenses related to the termination of the employees were paid out during fiscal 2002. During fiscal 2001, we recorded a non-recurring gain of $0.04 million. This gain was the result of a $0.10 million gain in connection with the sale of our Antenna business, offset by a $0.06 charge related to severance costs incurred for a reduction in workforce during fiscal 2001. During fiscal 2000, we recorded $6.8 million of non-recurring charges related to our acquisition of the Hewlett-Packard Company’s Communications Synchronization Business and a $6.7 million gain in connection with the sale of our GPS division to Parthus Technologies plc.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

Biographical information concerning our current directors[is as follows:

Name	Age	Director Since	Principal Occupation or Employment
Richard W. Oliver(1)	56	1997	Chairman of the Board of Symmetricom; Chief Executive Officer of American Graduate School of Management and Professor of Management, Vanderbilt University
Thomas W. Steipp(1)	53	1998	Chief Executive Officer and President of Symmetricom
Robert T. Clarkson(1)(2)(3)	48	2000	Independent consultant and investor
Robert M. Neumeister(2)(3)	52	1998	Chief Financial Officer of Myriad Proteomics, Inc.
Krish A. Prabhu(3)	48	1998	Venture Partner, Morganthaler Ventures
Richard N. Snyder(2)	57	1999	Chairman and Chief Executive Officer of Forgent Corporation

(1)	Member of the Nominating and Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Stock Option and Compensation Committee.

Dr. Oliver has been Chairman of the Board of Symmetricom since June 1998, and has been Chief Executive Officer of American Graduate School of Management since June 2000 and a Professor of Management at the Owen Graduate School of Management, Vanderbilt University, since September 1992. Dr. Oliver is also a director of Applied Innovation, Inc., a manufacturer of data communication equipment in the telephone industry, as well as several private companies.

Mr. Steipp has served as Chief Executive Officer of Symmetricom since October 1999. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of Symmetricom from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998. Prior to joining Symmetricom, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta.

Mr. Clarkson is an independent consultant and investor. From March 2000 until September 2000, Mr. Clarkson served as Chief Operating Officer of MarchFIRST, a professional services company. From December 1998 to February 2000. Mr. Clarkson served in various executive positions with US Web/CKS, a professional services company that was a predecessor to MarchFIRST, most recently as Chief Operating Officer. From February 1997 to December 1998, Mr. Clarkson served as Executive Vice President with CKS Group, a predecessor of US Web/CKS and MarchFIRST. For the fourteen years prior to joining CKS Group, Mr. Clarkson practiced law as an associate and partner at the law firm of Wilson, Sonsini, Goodrich and Rosati.

Mr. Neumeister has served as Chief Financial Officer of Myriad Proteomics, Inc., a biotechnology company, since October 2001. Prior to his current position, he was Executive Vice President and Chief Financial Officer of Aerie Networks, Inc. a telecommunications company. From December 1998 to December 1999, Mr. Neumeister was Vice President, Finance and Director of Finance of Intel Corporation, a semiconductor manufacturer. From September 1995 to November 1998, Mr. Neumeister served as Chief Financial Officer of Sprint PCS, a telecommunications company. Mr. Neumeister is currently a member of the Board of Directors of VA Software Corporation.

Dr. Prabhu is currently a venture partner with Morgenthaler Ventures, a venture capital firm. He served as Chief Operating Officer and Executive Vice President of Alcatel Telecom, a division of Alcatel, a telecommunications company, since August 1999 and March 1997, respectively, and as President and Chief Executive Officer of Alcatel USA, a division of Alcatel, since 1997.

Mr. Snyder is currently Chairman and Chief Executive Officer of Forgent Corporation, a software company that manages video over enterprise networks. Mr. Snyder has been Chairman since March 2000 and became CEO June 2001. Prior to June 2001, Mr. Snyder was President and CEO of Corum Cove Consulting LLC, a consulting company that provided assistance to early stage technology companies.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires a company’s directors, officers and beneficial owners of more than 10% of any class of equity securities of the company registered pursuant to section 12 of the Exchange Act to file with the Securities and Exchange Commission (the “SEC”) initial reports of beneficial ownership and reports of changes in ownership of Common Stock and other equity securities of Symmetricom registered pursuant to section 12 of the Exchange Act. Based solely on a review of reports on Forms 3, 4 and 5 provided to Symmetricom and written representations that no other reports were required to be filed during fiscal 2002, Symmetricom believes that, during fiscal 2002, all of its directors, officers and 10% stockholders complied with all Section 16(a) filing requirements, except that Mr. Lavia did not timely file a Form 3 upon becoming an executive officer, as subsequently disclosed on Form 5.

Item 11.    Executive Compensation

The following table sets forth compensation received for services rendered to Symmetricom in all capacities during the last three fiscal years by (i) Symmetricom’s chief executive officer and (ii) the three other most highly compensated executive officers, other than the chief executive officer, whose salary and bonus exceeded $100,0000 in fiscal 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards Securities Underlying Options	All Other Compensation
		Salary	Bonus	Other Annual Compensation
Name and Principal Position	Year	($)	($)	($)(1)		(#)(*)	($)(2)
Thomas W. Steipp Chief Executive Officer	2002 2001 2000	438,173 343,846 309,186	179,984 440,538 347,418	— 112,000 112,000	(3) (3)	303,000 200,000 150,000	4,250 500 500

Frederick B. Stroupe Executive Vice President and General Manager, Sync and Timing Division	2002 2001 2000	292,307 230,192 110,000	46,519 154,558 —	42,231 69,477 173,763	(5) (4) (4)	130,000 45,000 75,000	4,250 500 500

William Slater Chief Financial Officer and Secretary	2002 2001 2000	245,673 206,731 —	39,808 139,423 —	27,819 — —	(5)	110,000 150,000 —	4,250 500 —

Dale A. Pelletier Senior Vice President, Operations	2002 2001 2000	201,402 204,615 194,065	32,642 138,577 113,794	— — —		80,000 40,001 30,000	4,250 500 500

*	Number of shares reflects a three-for-two forward stock dividend effected as of August 18, 2000.
(1)
Excludes certain perquisites and other personal benefits, securities or property that, for any executive officer, in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such executive officer.

(2)	Represents company matching 401(k) plan contributions.
(3)	Represents debt forgiven and interest forgiven, $100,000 and $12,000, respectively.
(4)	Represents primarily commissions.
(5)	Represents executive deferred compensation plan contributions.

Stock Options

The following table sets forth certain information with respect to stock options granted to and exercised by the Named Executive Officers during fiscal 2002, and the number and value of the options held by each individual as of June 30, 2002.

Option Grants in Fiscal 2002

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/SH) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
Current Executive Officers
Thomas W. Steipp	303,000	12.71	4.33–9.19	8/7/11–6/7/12	1,344,696	3,407,724
Frederick B. Stroupe	130,000	5.45	4.33–9.19	8/7/11–6/7/12	583,237	1,478,037
William Slater	100,000	4.62	4.33–9.19	8/7/11–6/7/12	467,646	1,185,107
Dale A. Pelletier	80,000	3.36	4.33–9.19	8/7/11–6/7/12	355,388	900,624

(1)	The percentage of total options granted is based on a total of 2,383,426 shares subject to options granted to employees of Symmetricom in fiscal 2002.
(2)	The exercise price per share is equal to the closing price of Symmetricom’s Common Stock on the date of grant.
(3)
The potential realizable value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of options granted in fiscal 2002, assuming that the stock appreciates in value from the date of grant until the end of the option term at the annual rates of each 5% and 10%. Potential realizable value is net of the option exercise price. The assumed rates of appreciation are specified in rules of the Securities and Exchange Commission, or SEC, and do not represent Symmetricom’s estimate or projection of future stock price actual gains, if any, resulting from stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the option holders’ continued employment through the exercise/vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and
2002 Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Current Executive Officers
Thomas W. Steipp	—	—	439,253	496,748	—	—
William Slater	—	—	37,500	222,500	—	—
Dale A. Pelletier	—	—	77,216	119,262	—	—
Frederick B. Stroupe	—	—	118,556	186,248	—	—

(1)	Market value of the underlying securities is based on the closing price of $3.65 of Symmetricom’s Common Stock on June 30, 2002.

Director Compensation

Under the terms of the 1999 Director Stock Option Plan, as amended, each Symmetricom non-employee director automatically receives (i) a nonstatutory stock option to purchase 10,000 shares of Symmetricom’s Common Stock on the date on which such person first becomes an outside director, and (ii) on January 1 of each year, either a nonstatutory stock option to purchase 10,000 shares of Symmetricom’s Common Stock, or a pro rata share of the 10,000 shares based on the time period between the director’s start date and January 1 as a percentage of twelve months. The non-employee chairman of the board is presently paid $15,000 per quarter and $500 for each teleconference board meeting attended. If the merger with Datum is completed, Mr. van der Kaay, as the non-employee chairman of the board, will be paid $200,000 annually. Non-employee directors of Symmetricom are paid $2,500 for each board meeting attended in person, $500 for each teleconference board meeting attended and $250 for each committee meeting attended, unless such committee meets on the same day as an in-person board meeting, in which case no additional payment is made for the committee meeting. Symmetricom also reimburses its directors for certain expenses incurred by them in their capacity as directors or in connection with attendance at Board meetings.

Symmetricom sponsors a deferred compensation plan under which non-employee directors may elect to defer a portion of their current compensation on a pre-tax basis, and to have such deferred compensation and any accrued earnings distributed to them at a future date. Symmetricom may also make discretionary contributions to the accounts of one or more of the plan’s participants. To date, Symmetricom has not made such discretionary contributions.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Thomas W. Steipp

We have entered into an employment agreement with Thomas W. Steipp dated July 1, 2001. The employment agreement ratifies Mr. Steipp’s initial yearly base salary of $345,000 through December 31, 2001, subject to annual increases thereafter of no less than the percentage increase during the preceding calendar year as determined with reference to the United States Department of Labor and Bureau of Labor Statistics’ Consumer Price Index for the San Francisco Metropolitan Area. Mr. Steipp is also entitled to participate in any medical, dental, long-term disability, life insurance, retirement, stock option or deferred compensation plans available to other employees or executives. The employment agreement also provides that Mr. Steipp shall participate in our management incentive plan, the terms of which are determined each fiscal year by our board of directors. This makes Mr. Steipp eligible to earn up to 130% of his base salary as incentive compensation.

Mr. Steipp’s employment agreement renews annually and continues until the earlier of (1) election by Mr. Steipp not to renew at least 60 days before December 31 of a given year, or (2) termination of his employment by (i) the board of directors for cause following failure to cure after 30 days notice, (ii) by the board of directors without cause, (iii) by Mr. Steipp for good reason, or (iv) upon Mr. Steipp’s death or disability. Upon termination of employment without cause, or for good reason by Mr. Steipp, we are to pay Mr. Steipp the lump sum of an amount equal to his then annual base salary plus the amount of his target bonus for the prior year, to provide him with up to 18 months of company paid medical, dental, and life insurance benefits, to immediately vest 1/3 of any of his unvested stock options or restricted stock, and to forgive any amounts due to us under loans outstanding to Mr. Steipp. The employment agreement further provides for a lump sum “gross-up” payment to Mr. Steipp equal to the total of federal and state taxes imposed upon the forgiveness of any such loans. In the event of a termination for cause or good reason, the employment agreement also provides that Mr. Steipp will not directly, or indirectly, attempt to recruit, induce or solicit any of our employees to leave his or her employment with us.

Change of Control Agreement of Thomas W. Steipp

Effective July 1, 2001, we entered into a change of control agreement with Mr. Steipp. This agreement provides in part that if Mr. Steipp’s employment terminates under specified circumstances within 24 months following a change of control of Symmetricom, then we, or the company with which we merge, must (1) pay Mr. Steipp a lump sum equal to three times the sum of his base salary then in effect and 100% of his target bonus for the prior year, (2) immediately and fully vest his outstanding stock options or shares of stock subject to a restricted stock purchase agreement, and (3) cover his medical, dental, and life insurance for up to 18 months. The above rights are triggered by a termination of Mr. Steipp within 24 months following a change of control of Symmetricom where such termination results from: (i) an involuntary termination by Symmetricom without cause, (ii) death or disability, or (iii) a voluntary termination by Mr. Steipp for good reason. Good reason includes a significant reduction in authority or duties, the relocation of Mr. Steipp’s principal place of employment more than 30 miles from his current residence, or a reduction in the base salary, incentive compensation, equity compensation, or other benefits received prior to the change of control.

The change of control agreement further provides for gross-up payments to Mr. Steipp in the event he is subject to the tax code’s excise tax on so-called excess parachute payments. For purposes of this agreement, a change of control includes (1) the sale or disposition of all, or substantially all, of our assets substantially as an entirety to a person, entity or group acting in concert; (2) any transaction or series of related transactions by which a person, entity or group becomes the beneficial owner of 45% or more of the aggregate voting power of all classes of Symmetricom common equity, unless such entity is one of our subsidiaries, an entity formed by us to hold such securities, or one of our employee stock ownership plans; (3) certain changes in the composition of our board of directors occurring within a two-year period; or (4) a merger or consolidation of Symmetricom with any other company in which Symmetricom stockholders immediately before the transaction own less then 55% of the outstanding voting securities of the surviving entity, or its parent, immediately after the merger.

Change of Control Agreements with William Slater, Frederick B. Stroupe, Kishan Shenoi and Anthony Lavia

We entered into change of control agreements with each of Mr. Slater and Mr. Stroupe effective as of February 13, 2002, with Mr. Kishan Shenoi effective as of February 21, 2002, and with Mr. Anthony Lavia effective as of February 25, 2002. These agreements provide that if the employee’s employment terminates under specified circumstances within 12 months following a change of control of Symmetricom, then we, or the company with which we merge, must (1) pay the employee a lump sum equal to his base salary then in effect and his annual target bonus as specified in the annual plan document, (2) immediately and fully vest his outstanding stock options, and (3) cover his medical, dental, and life insurance for up to 12 months. The above rights are triggered by a termination of the employee within 12 months following a change of control of Symmetricom where such termination results from: (i) an involuntary termination by Symmetricom without cause, or (ii) a voluntary termination the employee for good reason. Good reason includes a significant reduction in authority or duties, the relocation of the employee’s principal place of employment more than 30 miles from his current residence, or a reduction in the base salary, incentive compensation, equity compensation, or other benefits received prior to the change of control.

For purposes of these agreements, a change of control includes (1) the sale or disposition of all, or substantially all, of our assets or a merger or other reorganization of Symmetricom with or into another entity or group of entities where at least 50% of the combined voting power of the continuing or surviving or acquiring entity’s outstanding securities immediately before the merger or other reorganization were not stockholders of Symmetricom immediately prior to the merger or reorganization; (2) the acquisition, directly, or indirectly, of capital stock representing more than 45% of the voting power of the then outstanding shares of Symmetricom’s capital stock by any person or persons, including one or more entities, acting as a group, unless such person or entity is one of our subsidiaries, an entity formed by us to hold such securities, or one of our employee stock ownership plans; (3) certain changes in the composition of our board of directors occurring within a two-year period; or (4) a merger or consolidation in which Symmetricom stockholders immediately before the transaction own less then 55% of the outstanding voting securities of the surviving entity, or its parent, immediately after the transaction.

Compensation Committee Interlocks and Insider Participation

The stock option and compensation committee of Symmetricom’s board of directors, or the compensation committee, is currently composed of non-employee directors Robert T. Clarkson, Robert M. Neumeister and Krish A. Prabhu. No interlocking relationship exists between Symmetricom’s board of directors and the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The compensation committee is currently comprised of three independent, non-employee directors who have no interlocking relationships, as defined by the SEC. As part of its duties, the compensation committee reviews compensation levels of the executive officers and evaluates their performance. The compensation committee also administers Symmetricom’s stock option plans. In connection with such duties, the compensation committee determines base salary levels and short-term incentive bonus programs for Symmetricom’s executive officers at or about the start of the fiscal year, and determines actual bonuses after the end of such fiscal year based upon the achievement of Symmetricom or subsidiary profit levels. The compensation committee also determines stock option awards to executives throughout the year.

Symmetricom’s executive pay programs are designed to attract and retain executives who will contribute to Symmetricom’s long-term success, to reward executives for achieving both short and long-term strategic Symmetricom goals, to link executive and shareholder interest through equity-based plans, and to provide a compensation package that recognizes individual contributions and Symmetricom performance. A substantial portion of each executive’s total compensation is intended to be variable and to relate to and be contingent upon the achievement of Symmetricom or subsidiary profit levels.

The three key components of Symmetricom’s executive compensation program in fiscal 2002 were base salary, short-term incentives, represented by Symmetricom’s annual bonus program, and long-term incentives, represented by Symmetricom’s stock programs. Symmetricom also provides benefits to its executives to provide for health, welfare and security needs, as well as for executive efficiency. Symmetricom’s policies with respect to the three principal elements of its executive compensation program, as well as the basis for the compensation awarded to Thomas W. Steipp, Symmetricom’s present chief executive officer is discussed below.

Base Salary

Base salaries of Symmetricom’s executive officers are initially determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions for high technology companies. The compensation committee considers not only the achievement of corporate and business unit financial and strategic goals, but also individual performance, including managerial effectiveness, teamwork and customer satisfaction. Base salaries of executive officers in fiscal 2002 were set at levels comparable to levels at other companies in the technology sector to help Symmetricom attract and retain highly talented individuals in an increasingly competitive market, and in a period in which Symmetricom has experienced substantial fluctuations in its stock price.

Management Incentive Program

At the beginning of the fiscal year, the compensation committee of our board of directors adopts a bonus program for that fiscal year. The plan is to be funded when the company meets predetermined targets for that fiscal year’s revenue, net income and cash flow. The bonus payout to each eligible plan participant is dependent upon the percentage funding of the plan, the participant’s base salary, and the participant’s individual performance goals. All bonus amounts earned in fiscal 2002 will be paid out during the first quarter of fiscal year 2003.

Equity-Based Compensation

Under Symmetricom’s employee stock plan, stock options may be granted to executive officers and other key employees of Symmetricom. The size of stock option awards is based primarily on an individual’s performance and the individual’s responsibilities and position with Symmetricom, as well as on the individual’s present outstanding vested and unvested options. Options are designed to align the interests of executive officers with those of shareholders. Stock options are granted with an exercise price equal to the fair market value of Symmetricom’s Common Stock on the date of grant, and current grants generally vest over three years, subject to the compensation committee’s discretion to vary the vesting schedule. This approach is designed to encourage the creation of shareholder value over the long term since no benefit is realized from the stock option grant unless the price of the Common Stock rises over a number of years.

In addition to the employee stock plan, all eligible employees of Symmetricom, including executive officers, may participate in a payroll deduction employee stock purchase plan pursuant to which Common Stock of Symmetricom may be purchased at the end of each six-month offering period, at a purchase price equal to 85% of its fair market value at the beginning or ending of such offering period, whichever is lower.

Compensation of the Chief Executive Officer

The Compensation Committee meets with the Board of Directors without the Chief Executive Officer present to evaluate his performance. The Chief Executive Officer’s base salary and annual incentive bonus were determined based on a number of factors, including comparative salaries of chief executive officers of similar performance high technology companies, and the Company’s performance in fiscal 2002, as well as targets for fiscal 2002. An independent consulting firm provides information and consulting services to the Compensation Committee in this regard. Mr. Steipp’s base salary for fiscal 2002 was set at levels competitive with industry standards consistent with the Compensation Committee’s philosophy set forth above in “Base Salary.” Mr. Steipp received an incentive bonus of $179,984 for fiscal 2002. Mr. Steipp received options to purchase 303,000 shares of Common Stock during fiscal year 2002.

By the Members of the Stock Option and Compensation Committee

Robert T. Clarkson Robert M. Neumeister Krish A. Prabhu

Stock Price Performance Graph

The graph below compares the cumulative total stockholders’ return on Symmetricom’s Common Stock for the last five fiscal years with the total return on the S&P 500 Index and the S&P Technology Sector over the same period (assuming the investment of $100 in Symmetricom’s Common Stock, the S&P 500 Index and the S&P Information Technology Index, and reinvestment of any dividends). The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Common Stock.

Comparison of 5 Year Cumulative Total Return*
Among Symmetricom, Inc., the S&P 500 Index
and the S&P Information Technology Index

*$100 invested on 6/30/97 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 12.	Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our Common Stock as of July 31, 2002 by:

•	all persons known to us to be the beneficial owners of more than 5% of the Common Stock;

•	each of the Named Executive Officers;

•	each director and

•	all directors and executive officers as a group.

A total of 22,009,979 shares of Common Stock were issued and outstanding as of July 31, 2002. Beneficial ownership information is based on information provided by the respective stockholders. Unless otherwise noted below, the address of each beneficial owner is c/o Symmetricom, Inc., 2300 Orchard Parkway, San Jose, California, 95131. Shares issuable pursuant to options or warrants which may be exercised within 60 days of July 31, 2002 have been treated as issued and outstanding in calculating the beneficial ownership of the stockholder holding the options or warrants but are not deemed issued and outstanding for purposes of calculating the beneficial ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent Owned
Dimensional Fund Advisors Inc.(1) 1055 Washington Blvd. Stamford, CT 06901	1,497,100	6.76%
Thomas W. Steipp(2)	569,939	2.5
Frederick B. Stroupe(3)	157,465	*
Dale A. Pelletier(4)	118,905	*
William Slater(5)	93,050	*
Richard W. Oliver(6)	50,350	*
Robert T. Clarkson(7)	55,000	*
Robert M. Neumeister(8)	26,500	*
Krish A. Prabhu(9)	25,000	*
Richard N. Snyder(10)	25,000	*
All current directors and executive officers as a group (9 persons)	1,121,209	4.8

*Less	than one percent (1%)
(1)
Based solely on information received from Dimensional Fund Advisors Inc. (“Dimensional”). Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles own 1,497,100 shares, and Dimensional disclaims beneficial ownership of such securities.

(2)	Includes 538,002 shares subject to options exercisable within 60 days of July 31, 2002.
(3)	Includes 152,305 shares subject to options exercisable within 60 days of July 31, 2002.
(4)	Includes 100,245 shares subject to options exercisable within 60 days of July 31, 2002.
(5)	Includes 88,750 shares subject to options exercisable within 60 days of July 31, 2002.
(6)	Includes 45,000 shares subject to options exercisable within 60 days of July 31, 2002.
(7)	Includes 10,000 shares subject to options exercisable within 60 days of July 31, 2002.
(8)	Includes 25,000 shares subject to options exercisable within 60 days of July 31, 2002.
(9)	Represents 25,000 shares subject to options exercisable within 60 days of July 31, 2002.
(10)	Represents 25,000 shares subject to options exercisable within 60 days of July 31, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2002 with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of June 30, 2002

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,556,062	$7.79	1,192,699	(2)
Equity compensation plans not approved by security holders(3)(4)	736,326	$4.34	1,463,674

Total	5,292,388	$7.31	2,956,373

(1)	Includes our 1994 Employee Stock Purchase Plan, 1999 Employee Stock Option Plan and 1999 Director Stock Option Plan.
(2)	Includes 350,683 shares of our Common Stock reserved under our 1994 Employee Stock Purchase Plan for future issuance.
(3)
Includes the 2002 Employee Stock Option Plan. For a discussion of the material features of this plan, see note I to the notes to the consolidated financial statements included elsewhere in this report.

(4)
Does not include warrants to purchase 300,000 shares of Common Stock granted in connection with the Telmax acquisition, which expire in October 2006. As of October 16, 2001 (issue date), these warrants had an exercise price of $7.00 per share.

Item 13.    Certain Relationships and Related Transactions

Indebtedness of Management

In March 1998, in connection with his acceptance of employment with the Symmetricom and the relocation of his principal residence to California, Symmetricom loaned Mr. Steipp $500,000 and Mr. Steipp delivered to Symmetricom an interest free promissory note secured by a deed of trust against his principal residence. This secured promissory note becomes due and payable in full upon the earliest to occur of (i) 5 days after Mr. Steipp’s voluntary resignation or termination for good cause (ii) 360 days after Mr. Steipp’s termination by Symmetricom without good cause (iii) the date of transfer of Mr. Steipp’s principal residence, under certain circumstances or (iv) March 25, 2008.

In February 2001, pursuant to Symmetricom’s senior executive loan plan, Symmetricom loaned Mr. Steipp $555,000 and Mr. Steipp delivered to Symmetricom a full-recourse promissory note in the amount of $555,000. This note accrues interest at an annual rate of 7.75%. Interest payments are due annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by Symmetricom Common Stock pledged by Mr. Steipp. Interest payments in the amount of $43,012 were paid to Symmetricom during fiscal 2002. In fiscal 2002, the largest aggregate amount outstanding under this loan was $598,012. As of June 30, 2002, the entire principal balance was outstanding.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Financial Statement Schedule

Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedule.    The following financial statement schedule of Symmetricom for the years ended June 30, 2002, 2001, and 2000, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements. Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits:

See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)    Reports on Form 8-K

During the quarter ended June 30, 2002, the Registrant filed the following reports on Form 8-K:

Date Filed	Date of Report	Item Number	Financial Statements Required
April 1, 2002	March 27, 2002	5. Other events 7(c). Exhibits	None

May 24, 2002	May 23, 2002	5. Other Events 7(c). Exhibits	None

(c)    Exhibits

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum, Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request.
Company Disclosure Schedule
Parent Disclosure Schedule
Schedule 1.1
Schedule 2.2(d) (if applicable)
Exhibit A-1 Form of Support Agreement—Company
Exhibit A-2 Form of Support Agreement—Parent
Exhibit B Form of Lockup Agreement
Exhibit C Form of Affiliate Agreement

2.2
Agreement and Plan of Merger, dated January 3, 2002, among the Registrant and Symmetricom, Inc. a California corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

Exhibit No.	Description of Exhibits
2.3
Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed April 1, 2002 and exhibit 2.2 to the Registrant’s registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

3.1(ii)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).

4.1	Form of Common Stock Certificate.

4.2
Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).

10.2#
1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.3#
1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.5
Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.6	Form of Indemnification Agreement.

10.7#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.8#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.9#
Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

10.10#
Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

Exhibit No.	Description of Exhibits

10.11#
Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#
Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.14#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.15#
Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.16#
Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.18#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.19#	Change of Control Agreement with Anthony Lavia dated February 25, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 71 of this Form 10-K).

#	Management contract or compensatory plan or arrangement

(d)    Financial Statement Schedules

See Item 14(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended June 30, 2002:
Accrued warranty expense	$5,528	$793	$1,371	$4,950
Allowance for doubtful accounts	$994	$50	$255	$789
Allowance for excess and obsolete inventory	$4,339	$2,731	$2,352	$4,718

Year ended June 30, 2001:
Accrued warranty expense	$4,471	$1,671	$614	$5,528
Allowance for doubtful accounts	$322	$910	$238	$994
Allowance for excess and obsolete inventory	$3,524	$1,357	$542	$4,339

Year ended June 30, 2000:
Accrued warranty expense	$4,319	$2,227	$2,075	$4,471
Allowance for doubtful accounts	$180	$210	$68	$322
Allowance for excess and obsolete inventory	$3,217	$2,098	$1,791	$3,524

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: August 30, 2002	By	/s/ THOMAS W. STEIPP

Thomas W. Steipp Chief Executive Officer (Principal Executive Officer)

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

Signatures	Title	Date

/s/ THOMAS W. STEIPP Thomas W. Steipp	Chief Executive Officer (Principal Executive Officer) and Director	August 30, 2002

/s/ WILLIAM SLATER William Slater	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 30, 2002

/s/ RICHARD W. OLIVER Richard W. Oliver	Chairman of the Board	August 30, 2002

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Director	August 30, 2002

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	August 30, 2002

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	August 30, 2002

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	August 30, 2002

CERTIFICATIONS

I, Thomas W. Steipp, certify that:

1.    I have reviewed this annual report on Form 10-K of Symmetricom, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 30, 2002

/s/ THOMAS W. STEIPP
Thomas W. Steipp Chief Executive Officer (Principal Executive Officer)

I, William Slater, certify that:

1.    I have reviewed this annual report on Form 10-K of Symmetricom, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 30, 2002

/s/ WILLIAM SLATER
William Slater Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibits
2.1
Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum, Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request.
—Company Disclosure Schedule
—Parent Disclosure Schedule
—Schedule 1.1
—Schedule 2.2(d) (if applicable)
—Exhibit A-1 Form of Support Agreement—Company
—Exhibit A-2 Form of Support Agreement—Parent
—Exhibit B Form of Lockup Agreement
—Exhibit C Form of Affiliate Agreement
2.2
Agreement and Plan of Merger, dated January 3, 2002, among the Registrant and Symmetricom, Inc. a California corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

2.3
Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed April 1, 2002 and exhibit 2.2 to the Registrant’s registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
—Disclosure Schedule
—Schedule 2.2(d) if applicable
—Schedule 7.13(a)
—Exhibit C—Form of Extended Employment Agreement
—Exhibit D—Form of Three Month Employment Agreement
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).
3.1(ii)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).
4.1	Form of Common Stock.
4.2
Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).
10.2#
1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

Exhibit No.	Exhibits
10.3#
1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).
10.5
Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.6	Form of Indemnification Agreement.
10.7#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.8#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.9#
Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

10.10#
Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.11#
Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#
Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.14#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.15#
Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.16#
Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).
10.18#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).
10.19#	Change of Control Agreement with Anthony Lavia dated February 25, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (see page 71 of this Form 10-K).

#	Management contract or compensatory plan or arrangement