Form 10-Q
period 2002-09-30
SYMMETRICOM INC
filed 2002-11-13
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes     X             No

Applicable Only to Corporate Issuers:

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 27, 2002
Common Stock	24,643,865

SYMMETRICOM, INC.

FORM 10-Q

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$46,643	$52,521
Short-term investments	1,108	1,640

Cash and investments	47,751	54,161
Accounts receivable, net of allowance for doubtful accounts of $783 and $789	11,019	9,399
Inventories	16,456	18,397
Prepaids and other current assets	9,858	5,981

Total current assets	85,084	87,938
Property, plant and equipment, net	20,861	21,877
Goodwill, net	3,704	3,704
Other intangible assets, net	7,002	7,419
Deferred taxes and other assets	10,323	8,872
Note receivable from employee	500	500

Total assets	$127,474	$130,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,839	$5,051
Accrued compensation	4,132	4,157
Other accrued liabilities	8,546	9,260
Current maturities of long-term obligations	641	610

Total current liabilities	20,158	19,078
Long-term obligations	6,399	6,574
Deferred income taxes	462	469

Total liabilities	27,019	26,121

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 22,455 shares issued and 22,044 shares outstanding in September 2002; 22,371 shares issued and 22,131 outstanding in June 2002	29,074	29,441
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(387)	(118)
Retained earnings	72,323	75,421

Total stockholders’ equity	100,455	104,189

Total liabilities and stockholders’ equity	$127,474	$130,310

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2002	2001
Net sales	$18,283	$18,509
Cost of sales	11,879	11,820

Gross profit	6,404	6,689
Operating expenses:
Research and development	3,193	2,595
Selling, general and administrative	7,050	6,478
Amortization of intangibles	323	366
Non-recurring expenses	124	409

Operating loss	(4,286)	(3,159)
Gain (loss) on equity investments	(198)	1,771
Interest income	189	480
Interest expense	(149)	(161)

Loss before income taxes	(4,444)	(1,069)
Income tax provision (benefit)	(1,347)	79

Net loss	$(3,097)	$(1,148)

Loss per share — basic and diluted	$(0.14)	$(0.05)

Weighted average shares outstanding — basic and diluted	22,052	23,378

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,097)	$(1,148)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,675	1,804
Deferred income taxes	(1,337)	(1,194)
Loss (gain) on corporate equity securities	198	(1,771)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,620)	9,616
Inventories	1,941	(950)
Prepaids and other current assets	(3,878)	(529)
Accounts payable	1,788	2,828
Accrued compensation	(25)	(3,265)
Other accrued liabilities	(715)	(429)

Net cash provided by (used for) operating activities	(5,070)	4,962

Cash flows from investing activities:
Purchases of short-term investments	(55)	(3,077)
Maturities of short-term investments	—	11,076
Proceeds from sale of equity investments	—	1,771
Purchases of plant and equipment, net	(242)	(1,893)

Net cash provided by (used for) investing activities	(297)	7,877

Cash flows from financing activities:
Repayment of long-term obligations	(144)	(116)
Proceeds from issuance of common stock	240	414
Repurchase of common stock	(607)	(7,245)

Net cash used for financing activities	(511)	(6,947)

Net increase (decrease) in cash and cash equivalents	(5,878)	5,892
Cash and cash equivalents at beginning of period	52,521	44,989

Cash and cash equivalents at end of period	$46,643	$50,881

Non-cash investing and financing activities:
Unrealized loss on securities, net	$(270)	$(2,060)
Deferred taxes on unrealized loss	(119)	(1,378)
Cash payments for:
Interest	$150	$161
Income taxes	5	282

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassification did not change the previously reported revenues, operating income or net income amounts. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2003.

The consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer a percentage of revenue to distributors based on an historical average of distributor returns.

During the first quarter of fiscal 2003, we changed our commission structure to one where commissions are earned and become payable upon shipment of an order. Under our previous structure commissions were earned and became payable when orders were booked. Our accounting policy has not changed and we continue to record commission expense as commissions are earned and become payable. The change in our commission structure did not have a material impact on our consolidated financial position, results of operations, or cash flows for the quarter ended September 30, 2002.

Note 3. Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement retains a majority of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and it addresses certain implementation issues. During the first quarter of fiscal 2003, we adopted SFAS No. 144, which did not materially impact our consolidated financial position, results of operations, or cash flows.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We are currently evaluating the impact of this adoption.

Note 4. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three month period ended September 30, 2002 and 2001, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The following table reconciles the number of shares utilized in the loss per share calculations.

	Three months ended September 30,
	2002	2001
	(In thousands, except per share amounts)
Net loss	$(3,097)	$(1,148)

Weighted average shares outstanding — basic	22,052	23,378
Dilutive stock options	—	—

Weighted average shares outstanding — diluted	22,052	23,378

Basic loss per share	$(0.14)	$(0.05)
Diluted loss per share	$(0.14)	$(0.05)

Note 5. Investments

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

The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (losses)	Fair Value
	(in thousands)
September 30, 2002
Corporate equity securities	$528	$(144)	$384
Deferred compensation plan assets	1,025	(301)	724

Total short term investments	$1,553	$(445)	$1,108

June 30, 2002
Commercial paper	$5,201	$—	$5,201
Corporate equity securities	726	156	882

Total available-for-sale investments	5,927	156	6,083
Less amounts classified as cash equivalents	(5,201)	—	(5,201)
Deferred compensation plan assets	970	(212)	758

Total short term investments	$1,696	$(56)	$1,640

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of :

	September 30, 2002	June 30, 2002
	(in thousands)
Raw materials	$11,767	$12,415
Work-in-process	2,172	3,574
Finished goods	2,517	2,408

Inventories	$16,456	$18,397

Note 7. Intangible Assets

Intangible assets that were acquired from Telmax Communications Corporation (“Telmax”) and the Hewlett-Packard Company’s Communications Synchronization Business (“HP Product Line business”) are carried at cost and consist of the following:

	September 30, 2002	June 30, 2002
	(in thousands)
Technology	$8,477	$8,477
Customer lists, trademarks, other	2,987	3,081

Total gross other intangible assets	11,464	11,558
Less: accumulated amortization	(4,462)	(4,139)

Other intangible assets, net	$7,002	$7,419

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

Note 8. Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. Other comprehensive loss is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. The components of comprehensive loss, net of tax, are as follows:

	September 30, 2002	September 30, 2001
	(in thousands)
Net loss	$(3,097)	$(1,148)
Other comprehensive loss
Unrealized losses on investments, net of taxes	(270)	(2,060)

Total comprehensive loss	$(3,367)	$(3,208)

Note 9. Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase Symmetricom’s common stock. During the three months ended September 30, 2002, we repurchased 0.2 million shares for an aggregate price of approximately $0.6 million. As of September 30, 2002, we have the authorization to repurchase 1.0 million additional shares of common stock.

Note 10. Contingencies

We are party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 11. Business Segment Information

        We have six reportable segments: Synchronization (“Sync”) Products, Wireless Products, Transmission Products, Contract Manufacturing, Broadband Access Products and Global Services. Sync Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System, or GPS, technologies. Revenue for the Sync Products consists of sales of these products as well as services. Our Sync Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base station through a GPS receiver to capture a cesium-based time signals produced by GPS satellites. Our Transmission Products include Secure7, Secure7 Lite and the Integrated Digital Services Terminal, or IDST. These products are used primarily to support an intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data links. The IDST network access system is deployed as a transmission, monitoring and test access vehicle for maintenance personnel. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Our Broadband Access Products include GoWide, a product that provides a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Through our Global Services division we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.

For each of these segments, we have separate financial information including gross profit amounts, which are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, segment information reported includes only net sales and gross profit.

	Three months ended
	September 30, 2002	September 30, 2001
	(in thousands, except percentages)
Net sales:
Sync Products	$11,348	$15,325
Wireless Products	4,541	1,981
Contract Manufacturing	1,784	396
Global Services	481	611
Broadband Access Products	114	9
Transmission Products	15	187

Total net sales	18,283	18,509
Cost of sales:
Sync Products	7,066	10,059
Wireless Products	3,195	1,035
Contract Manufacturing	1,386	340
Global Services	128	245
Broadband Access Products	99	8
Transmission Products	5	133

Total cost of sales	11,879	11,820
Gross profit:
Sync Products	4,282	5,266
Wireless Products	1,346	946
Contract Manufacturing	398	56
Global Services	353	366
Broadband Access Products	15	1
Transmission Products	10	54

Total gross profit	$6,404	$6,689
Gross margin:
Sync Products	37.7%	34.4%
Wireless Products	29.6%	47.8%
Contract Manufacturing	22.3%	14.1%
Global Services	73.4%	59.9%
Broadband Access Products	13.2%	11.1%
Transmission Products	66.7%	28.9%

Total gross margin	35.0%	36.1%

Note 12. Non-recurring Expense

During the first quarter of fiscal 2003, we recorded a non-recurring expense of $0.1 million, which consists of merger-related costs. During the first quarter of fiscal 2002, we recorded a non-recurring expense of $0.4 million in connection with the reduction of our workforce.

Note 13. Subsequent Events

On October 29, 2002, we completed our acquisition of Datum, Inc. (“Datum”) for aggregate consideration of approximately 17.4 million shares of our common stock. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002, by and among Symmetricom, Datum and Dublin Acquisition Subsidiary, Inc. As a result of the merger, Datum is now a wholly owned subsidiary of Symmetricom.

On October 15, 2002, we acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. Symmetricom paid $0.2 million in cash for the acquired assets.

On October 4, 2002, we completed our acquisition of TrueTime, Inc. (“TrueTime”) for aggregate consideration of approximately 2.6 million shares of our common stock and $5.0 million cash. The acquisition was accomplished pursuant to an

Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002, by and among Symmetricom, TrueTime and ScoTRT Acquisition Inc. As a result of the merger, TrueTime is now a wholly owned subsidiary of Symmetricom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, the risks associated with attempting to integrate companies we acquire, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Symmetricom designs, manufactures and markets advanced solutions for the global telecommunications industry. Our products and services include timing elements and innovative business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase performance and efficiency in today’s evolving communications environment.

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

On October 29, 2002, we completed our acquisition of Datum for aggregate consideration of approximately 17.4 million shares of our common stock. As a result of the merger, Datum is now a wholly owned subsidiary of Symmetricom. On October 15, 2002, we acquired certain assets from NetMonitor, a wholly owned subsidiary of Kestrel Solutions, Inc. Symmetricom paid $0.2 million in cash for the acquired assets. On October 4, 2002, we completed our acquisition of TrueTime for aggregate consideration of approximately 2.6 million shares of our common stock and $5.0 million cash. As a result of the merger, TrueTime is now a wholly owned subsidiary of Symmetricom. The financial results of TrueTime, Datum and NetMonitor are not included in our consolidated financial statements in this Form 10-Q.

Critical Accounting Policies, Significant Judgments and Estimates

We believe that there have been no material changes in our critical accounting policies during the fiscal quarter ended September 30, 2002 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Results of Operations

The following table sets forth certain line items in our consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2002 and September 30, 2001.

	Three months ended
	September 30, 2002	September 30, 2001
Net Sales	100%	100%

Gross Profit	35.0%	36.1%
Operating Expenses:
Research and development	17.5%	14.0%
Selling, general and administrative, including amortization of intangibles	40.3%	37.0%
Operating loss	(23.4)%	(17.1)%
Gain (loss) on equity investments	(1.1)%	9.6%
Interest income	1.0%	2.6%
Interest expense	(0.8)%	(0.9)%
Net loss	(16.9)%	(6.2)%

Net Sales

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Net Sales	$18,283	$18,509	(1.2)%

Net sales primarily consist of product and services sales. Net sales decreased by $0.2 million to $18.3 million in the first quarter of fiscal 2003 from $18.5 million in the first quarter of fiscal 2002. The first quarter’s revenue of $18.3 million is comprised primarily of $11.3 million from our sync products segment, $4.5 million from our wireless product segment and $1.8 million from our contract manufacturing segment. Net sales of our wireless products increased by $2.6 million during the first quarter of fiscal 2003 compared to the corresponding period in the prior fiscal year. Similarly, net sales in our contract manufacturing segment also increased by $1.4 million during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The increase in revenue during the first quarter of fiscal 2003 in these two segments is primarily due to large orders during the quarter from existing customers. The decline in overall net sales during the first quarter of fiscal 2003 is the result of a general downturn in the telecommunications market, a weakening demand for telecommunications equipment and a decrease in capital expenditures by our major customers. We anticipate that our net sales will continue to remain at relatively low levels until the telecommunications market begins to recover and our customers resume capital spending at more robust levels.

Gross Profit

Gross profit decreased 4.3% to $6.4 million in the first quarter of fiscal 2003 from $6.7 million in the first quarter of fiscal 2002. As a percentage of net sales, gross profit decreased to 35.0% in the first quarter of fiscal 2003 compared to 36.1% in the corresponding period of fiscal 2002. The decrease in both the absolute dollars and as a percentage of revenue was primarily due to an unfavorable product sales mix. During the first quarter of fiscal 2003, a higher percentage of our total revenues were derived from relatively lower margins products, compared to the first quarter of fiscal 2002.

Operating Expenses

Research and development

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Research and development expense	$3,193	$2,595	23%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $3.2 million during the first quarter of fiscal 2003 compared to $2.6 million for the corresponding period of fiscal 2002. As a percentage of net sales, research and development increased to 17.5% in the first quarter of fiscal 2003 compared to 14.0% in the corresponding period of fiscal 2002. The increase in research and development expense is the result of the development of several new products and prototypes in the Broadband Access Products segment. The increase in research and development expense as a percentage of net sales is the result increasing research and development expenses and the overall decline in net sales during the first quarter of fiscal 2003. We believe that a significant level of research and development is required to remain competitive in the long-term and we expect to continue to commit substantial resources to product development in future periods, despite the current difficult economic environment.

Selling, general and administrative, including amortization of intangible assets

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Selling, general and administrative expense, including amortization of intangible assets	$7,373	$6,844	7.7%

Selling general and administrative expense consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities department. Selling, general and administrative expenses increased 7.7% to $7.4 million for the first quarter of fiscal 2003 compared to $6.8 million for the first quarter of fiscal 2002. The selling general and administrative expense as a percentage of net sales was 40.3% in the first quarter of fiscal 2003 compared to 37.0% for the corresponding quarter of fiscal 2002. The dollar increase in selling, general and administrative expenses is primarily the result of increased sales and marketing efforts within our Broadband Access Products division, increased costs related to our employee benefit plans and higher premiums for our corporate insurance coverage.

During the first quarter of fiscal 2003, we changed our commission structure to one where commissions are earned and become payable upon shipment of an order. Under our previous structure commissions were earned and became payable when orders were booked. Our accounting policy has not changed and we continue to record commission expense as commissions are earned and become payable. The change in our commission structure did not have a material impact on our consolidated financial position, results of operations, or cash flows for the quarter ended September 30, 2002.

The amortization of intangible assets relates to certain assets and products that were acquired from the Hewlett-Packard Company’s Communications Synchronization Business and Telmax Communications Corporation. Amortization of intangibles decreased to $0.3 million in the first quarter of fiscal 2003 from $0.4 million in the corresponding quarter of fiscal 2002. During fiscal 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for annual impairment.

Non-recurring expenses

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Non-recurring expenses	$124	$409	(69.7)%

During the first quarter of fiscal 2003, we recorded a non-recurring expense of $0.1 million for merger-related costs. During the first quarter of fiscal 2002, we recorded a non-recurring expense of $0.4 million in connection with the reduction of our workforce.

Gain (loss) on equity investments

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Gain (loss) on equity investments	$(198)	$1,771	(111.2)%

During the first quarter of fiscal 2003, we concluded that our investment in Sarantel Limited, a privately-held joint venture based in the United Kingdom, had become impaired. In order to make the assessment that our investment had become impaired, we examined various factors, including the company’s inability to raise additional capital in a secondary round of financing, the company’s inability to attract additional investors, and the liquidation of all equity ownership by the company’s lead investor. Accordingly, our $0.2 million investment in Sarantel was written off as an impairment loss on investments. During the first quarter of fiscal 2002, we recorded a non-recurring gain of $1.8 million from the sale of our investment in the common stock of Brocade, Inc.

Interest Income

	Three months ended September 30,		Percentage Change
	(in thousands)
	2002	2001
Interest income	$189	$480	(60.6)%

Interest income decreased 60.6% to $0.2 million during the first quarter of fiscal 2003, compared to $0.5 million during the first quarter of fiscal 2002. The decrease in interest income was primarily the result of a decrease in our short-term investments as well as lower average interest rates during the first quarter of fiscal 2003 compared to the corresponding period during fiscal 2002.

Interest Expense

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained constant at $0.2 million in the first quarter of fiscal 2003 and in the corresponding period of fiscal 2002.

Income Taxes

Our income tax benefit was $1.3 million in the first quarter of fiscal 2003, compared to a provision of $0.1 million in the corresponding period of fiscal 2002. Our effective tax rate for fiscal 2003 is estimated to be approximately 30%. During the first quarter of fiscal 2002 we reported a provision, rather than a tax benefit, on the quarterly loss before taxes. This was primarily the result of a non-recurring gain of $1.8 million, offset by $0.4 million in expenses related to a reduction in workforce, both of which were taxed at full federal and state rates, while the loss from operations provided a tax benefit at lower rates. Our fiscal 2003 effective tax was affected by the percentage of qualified Puerto Rico earnings. A significant portion of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. The federal 936 exemption is subject to wage-based limitations and is scheduled to expire at the end of fiscal 2006. In addition, this exemption is subject to further limitations during fiscal years 2003 through 2006.

As a result of the factors discussed above, we incurred a net loss of $3.1 million, or $0.14 per share, in the first quarter of fiscal 2003 compared to net loss of $1.1 million, or $0.05 per share, during the same period of fiscal 2002.

Liquidity and Capital Resources

As of September 30, 2002, working capital was $64.9 million compared to $68.9 million at June 30, 2002. Cash and cash equivalents as of September 30, 2002 decreased by $5.9 million to $46.6 million from $52.5 million at June 30, 2002. This decrease was primarily due to $5.1 million used for operating activities, $0.6 million used to repurchase our common stock and $0.2 million in capital expenditures.

Our net cash used for operating activities was $5.1 million in the first quarter of fiscal 2003, compared to cash provided by operating activities of $5.0 million for the first quarter of fiscal 2002. This decrease was primarily the result of an increase in accounts receivable by $1.6 million during the first quarter of fiscal 2003 compared to a $9.6 million reduction in accounts receivable during the comparable period of fiscal 2002. Prepaids and other current assets increased by $3.9 million during the first quarter of fiscal 2003, compared to a $0.5 million increase during the first quarter of fiscal 2002, while inventories decreased by $1.9 million for the first quarter of fiscal 2003 compared to a $1.0 million increase during the first quarter of fiscal 2002. Also contributing to the decrease in cash flow from operations is the net loss of $3.0 million for the first quarter of fiscal 2003, compared to a net loss of $1.1 million for the first quarter of fiscal 2002.

Cash used for investing activities was $0.3 million during the first quarter of fiscal 2003, which was primarily related to $0.2 million in purchases of plant and equipment. During the first quarter of fiscal 2002, cash provided by investing activities was $7.9 million. This was largely the result of $11.0 provided by maturities of short-term investments, offset by $3.1 million in purchases of short-term investments.

Cash used for financing activities was $0.5 million during the first quarter of fiscal 2003, compared to $6.9 million during the first quarter of fiscal 2002. This difference is primarily the result of $0.6 million in repurchases of common stock during the first quarter of fiscal 2003, compared to $7.2 million in repurchases for the first quarter of the prior fiscal year.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2003. As of September 30, 2002, we had approximately $1.4 million in outstanding capital commitments.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement retains a majority of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and it addresses certain implementation issues. During the first quarter of fiscal 2003, we adopted SFAS No. 144, which did not materially impact our consolidated financial position, results of operations, or cash flows.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We are currently evaluating the impact of this adoption.

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

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue shortfalls;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of our inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations, particularly with regard to our Datum subsidiary;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $3.1 million for the quarter ended September 30, 2002. We cannot assure you that we will regularly be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

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

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, is experiencing a general economic downturn. We do not know when or if the telecommunications markets will recover. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. A customer’s seeking bankruptcy protection can result in our not receiving payment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, including our rubidium and quartz oscillators, which are key components of our synchronization and timing equipment, and several components used by our Datum and TrueTime subsidiaries. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion, one or more of the electronic components used in Datum’s products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. One customer, Samsung, accounted for 13.1% of our net sales during the first quarter of fiscal 2003, whereas three customers accounted for 12.6%, 12.6% and 10.1% of our net sales during the first quarter of fiscal 2002. During the fiscal quarter ended September 30, 2002, no single customer of our Datum subsidiary accounted for more than 10.0% of Datum’s net sales. During the fiscal quarter ended September 30, 2001, Lucent Technologies, Inc. accounted for approximately 18.4% of the net sales of Datum. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to Samsung were $2.4 million in first fiscal quarter of fiscal 2003 compared to $0.8 million in the corresponding quarter of fiscal 2002. A relatively small number of customers has also historically accounted for, and is expected to account for, a significant portion of the net sales of our Datum subsidiary in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

A significant portion of the sales of our Datum subsidiary are directly or indirectly pursuant to contracts with United

States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 16% of the net sales of our Datum subsidiary in Datum’s fiscal year 2001 were made either to United States government agencies or indirectly to United States government agencies through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

Our products are complex and may contain errors or design flaws, which could be costly to correct

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Larus, Inc., and Oscilloquartz SA. Competitors in our wireless segment include Trimble Navigation, Ltd. Our primary competitors in our Broadband Access Products segment are Adtran, Inc, Cisco Systems, Inc., Efficient Networks, Inc., and Thompson Multimedia S.A. Principal competitors of our Datum subsidiary include Agilent Technologies, Inc., Tech-Sym Corp., and Odetics, Inc. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the recently completed acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions of TrueTime and Datum, and our future acquisitions, involve risks, which include the following:

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

•
our stock price may suffer if stockholders of Datum, TrueTime or any other acquired companies disposes of significant numbers of shares of our common stock that they receive in the acquisition within a short period of time; and

•
third parties who have decided against pursuing legal claims against us or an acquired entity prior to the acquisition may, in light of our increased revenues and size of operations resulting from the acquisition, revise their assessments and decide to pursue their claims.

We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel from any recent or future acquisitions. If we fail to successfully integrate acquisitions or to achieve any anticipated benefits of an acquisition, our operations and business could be harmed. Additionally, we may experience difficulty integrating and managing the acquired business’ operations. For these reasons, we cannot be certain what effect acquisitions may have on our business, financial condition and results of operations.

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

A manufacturing facility previously operated by our Datum subsidiary in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these claims cannot be determined at this time. The determination of the existence and cost of any additional contamination caused by Datum could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners claims and any related governmental action may expose us to material liability and could significantly harm our business.

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

Symmetricom and its customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses. If we fail to maintain satisfactory compliance with these regulations, it may be forced to recall products and cease their manufacture and distribution, and Symmetricom could be subject to civil or criminal penalties.

Symmetricom’s business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by Symmetricom to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of its products are regulated or sold into regulated industries, we must comply with additional regulations in marketing its products. Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. If we fail to adequately address any of these regulations, its business may suffer.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 39% of net sales during the first quarter of fiscal 2003 compared to 31% of net sales during the corresponding quarter of fiscal 2002. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

        As of September 30, 2002, we had short-term investments of $1.1 million. Our short-term investment portfolio consists of corporate equity securities and deferred compensation plan assets. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 2002, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balance with our subsidiary in the United Kingdom. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity on sterling or other currencies. Based on the intercompany balance of $0.6 million at September 30, 2002, a hypothetical 10% adverse change in sterling against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information-Subsequent Events

On October 29, 2002, we completed our acquisition of Datum for aggregate consideration of approximately 17.4 million shares of our common stock. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002, by and among Symmetricom, Datum and Dublin Acquisition Subsidiary, Inc. As a result of the merger, Datum is now a wholly owned subsidiary of Symmetricom.

On October 15, 2002, we acquired certain assets from NetMonitor, a wholly owned subsidiary of Kestrel Solutions, Inc. Symmetricom paid $0.2 million in cash for the acquired assets.

On October 4, 2002, we completed our acquisition of TrueTime for aggregate consideration of approximately 2.6 million shares of our common stock and $5.0 million cash. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002, by and among Symmetricom, TrueTime and ScoTRT Acquisition Inc. As a result of the merger, TrueTime is now a wholly owned subsidiary of Symmetricom.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company filed one report on Form 8-K with the Securities and Exchange Commission on August 2, 2002, describing its common stock in order to facilitate incorporation by reference into future filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE:	November 12, 2002	By:	/s/ Thomas W. Steipp
Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE:	November 12, 2002	By:	/s/ William Slater
William Slater Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION

I, Thomas W. Steipp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Symmetricom, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ THOMAS W. STEIPP
Thomas W. Steipp Chief Executive Officer and Director

CERTIFICATION

I, William Slater, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Symmetricom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ WILLIAM SLATER
William Slater Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Index of Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.