Form 10-Q
period 2002-12-31
SYMMETRICOM INC
filed 2003-02-12
CIK 82628

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Registrant’s telephone number: (408) 433-0910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2003
Common Stock	42,061,759

SYMMETRICOM, INC.

FORM 10-Q

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$46,494	$52,521
Restricted cash	489	—
Short-term investments	613	1,640

Cash and investments	47,596	54,161
Accounts receivable, net of allowance for doubtful accounts of $865 and $789	25,257	9,399
Inventories	33,657	18,397
Prepaids and other current assets	12,089	5,981

Total current assets	118,599	87,938
Property, plant and equipment, net	34,678	21,877
Goodwill, net	64,595	3,704
Other intangible assets, net	22,723	7,419
Deferred taxes and other assets	20,910	8,872
Note receivable from employee	500	500

Total assets	$262,005	$130,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,000	$5,051
Accrued compensation	13,459	4,157
Accrued warranty	5,322	4,950
Other accrued liabilities	7,502	4,310
Current maturities of long-term obligations	733	610

Total current liabilities	41,016	19,078
Long-term obligations	11,527	6,574
Deferred income taxes	97	469

Total liabilities	52,640	26,121

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 42,378 shares issued and 42,083 shares outstanding in December 2002; 22,371 shares issued and 22,131 outstanding in June 2002	157,728	29,441
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(278)	(118)
Retained earnings	52,470	75,421

Total stockholders’ equity	209,365	104,189

Total liabilities and stockholders’ equity	$262,005	$130,310

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$40,242	$19,333	$58,525	$37,842
Cost of sales	24,516	11,727	36,395	23,547

Gross profit	15,726	7,606	22,130	14,295
Operating expenses:
Research and development	5,777	2,846	8,970	5,441
Selling, general and administrative	12,671	5,915	19,721	12,393
Amortization of intangibles	1,520	395	1,843	761
Non-recurring and integration expenses	896	—	1,020	409
Impairment of goodwill	15,335	—	15,335	—
Acquired in-process research and development	1,561	—	1,561	—

Operating loss	(22,034)	(1,550)	(26,320)	(4,709)
Gain (loss) on equity securities	(252)	—	(450)	1,771
Interest income	169	340	358	820
Interest expense	(147)	(173)	(296)	(334)

Loss before income taxes	(22,264)	(1,383)	(26,708)	(2,452)
Income tax benefit	(2,410)	(553)	(3,757)	(474)

Net loss	$(19,854)	$(830)	$(22,951)	$(1,978)

Loss per share—basic and diluted	$(0.55)	$(0.04)	$(0.79)	$(0.09)
Weighted average shares outstanding—basic and diluted	36,213	22,393	29,133	22,886

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(22,951)	$(1,978)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of goodwill	15,335	—
Acquired in-process research and development	1,561	—
Depreciation and amortization	4,932	3,293
Deferred income taxes	(1,765)	(1,892)
Loss (gain) on equity securities	450	(1,771)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,358)	13,517
Inventories	4,869	283
Prepaids and other assets	(387)	(9)
Accounts payable	588	515
Accrued compensation	1,329	(3,281)
Other accrued liabilities	(2,679)	(1,207)

Net cash provided by (used for) operating activities	(2,076)	7,470

Cash flows from investing activities:
Purchases of short-term investments	(162)	(6,658)
Maturities of short-term investments	104	14,076
Proceeds from sale of equity securities	275	1,771
Purchases of plant and equipment, net	(423)	(1,491)
Cash payments for acquisition and related costs, net of cash acquired	(2,730)	(151)

Net cash provided by (used for) investing activities	(2,936)	7,547

Cash flows from financing activities:
Repayment of long-term obligations	(590)	(236)
Proceeds from sale of common stock	240	540
Repurchase of common stock	(802)	(9,523)

Net cash used for financing activities	(1,152)	(9,219)

Effect of exchange rate changes on cash and cash equivalents	137	—
Net increase (decrease) in cash and cash equivalents	(6,027)	5,798
Cash and cash equivalents at beginning of period	52,521	44,989

Cash and cash equivalents at end of period	$46,494	$50,787

Non-cash investing and financing activities:
Unrealized loss on securities, net	$(297)	$(1,539)
Deferred taxes on unrealized loss	(63)	(956)
Issuance of warrants for acquisition	—	819
Cash payments for:
Interest	$297	$334
Income taxes	235	1,227

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassification did not change the previously reported revenues, operating income or net income amounts. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2003.

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

Revenue from sales of product and software licenses is recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed.

Sales to distributors are made under agreements allowing for limited product return. Accordingly, we accrue a product return allowance based on an historical average of distributor returns.

Revenue from major development contracts in excess of $100,000 and a development period of at least 6 months is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Note 3. Acquisitions

During the second quarter of fiscal 2003, we acquired Datum, Inc. (“Datum”) and TrueTime, Inc. (“TrueTime”) to add complementary products and increase our customer base, among other reasons. We also acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. (“Kestrel”).

Acquisition of Datum

On October 29, 2002, we completed our acquisition of Datum. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002 and was accounted for as a purchase. As a result of the merger, Datum became a wholly owned subsidiary of Symmetricom. We issued approximately 17.4 million shares of our common stock with a fair value of $97.5 million, converted Datum stock options into options to purchase approximately 2.3 million shares of our common stock with a fair value of $13.1 million, converted Datum warrants into warrants to purchase 477,235 shares of our common stock with an exercise price of $4.53 per share and a fair value of $1.8 million. In addition, we incurred direct acquisition costs of approximately $6.6 million. The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	38,952
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	73,096
Assumed liabilities	(23,569)

Total purchase price	$118,938

The $1.2 million allocated to in-process research and development represents technology that, as of the date of acquisition, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating discounted net cash flows using a risk adjusted after tax discount rate from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. Therefore the amount allocated to in-process research and development has been charged to operations during the quarter ended December 31, 2002.

Acquisition of TrueTime

On October 4, 2002, we completed our acquisition of TrueTime. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002 and was accounted for as a purchase. As a result of the merger, TrueTime became a wholly owned subsidiary of Symmetricom. We issued approximately 2.6 million shares of our common stock with a fair value of $16.3 million and $5.0 million in cash, paid $34,000 to cancel TrueTime’s options, converted TrueTime’s warrants into warrants to purchase 87,394 shares of our common stock with an exercise price of $12.59 per share with a fair value of $235,000. In addition, we incurred direct acquisition costs of approximately $1.2 million. The purchase price was allocated to TrueTime’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$7,823
Property, plant and equipment	3,321
Other tangible assets	9,606
Existing technology	2,760
In-process research and development	405
Goodwill	3,130
Assumed liabilities	(4,300)

Total purchase price	$22,745

The $0.4 million allocated to in-process research and development represents technology that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating discounted net cash flows using a risk adjusted after tax discount rate from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. Therefore the amount that was allocated to in-process research and development has been charged to operations during the quarter ended December 31, 2002.

Acquisition of NetMonitor

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $0.23 million in cash for the acquired assets and incurred direct acquisition costs of approximately $0.03 million. The net purchase price was allocated to tangible assets of $0.04 million and existing technology of $0.22 million.

Note 4. Proforma Results of Operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Datum and the TrueTime acquisitions had taken place at the beginning of each period presented. During the three month and six month periods ended December 31, 2002 and 2001, diluted proforma net loss per share excludes common equivalent shares outstanding and warrants, as their effect is antidilutive (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue	$44,570	$46,459	$82,936	$77,555
Net loss	$(5,837)	$(1,341)	$(13,862)	$(4,611)

Weighted average shares outstanding—basic and diluted	42,025	42,087	42,030	42,540
Basic and diluted loss per share	$(0.14)	$(0.03)	$(0.33)	$(0.11)

The proforma consolidated results of operations include adjustments to give effect to amortization of intangibles acquired and excludes impairment of goodwill and certain other adjustments, including their related income tax effects as they are non-recurring. On a pre-tax basis, the three-month period ended December 31, 2002 includes an adjustment for amortization of intangibles of $0.2 million and excludes acquisition costs incurred by Datum prior to the acquisition date of $2.6 million, acquired in-process research and development of $1.6 million, other non-recurring charges of $1.8 million and a goodwill impairment charge of $15.3 million. On a pre-tax basis, the three month period ended December 31, 2001 includes an adjustment for amortization of intangibles of $0.8 million and excludes goodwill amortization of $0.2 million. On a pre-tax basis, the six-month period ended December 31, 2002 includes an adjustment for amortization of intangibles of $1.0 million and excludes acquisition costs incurred by Datum prior to the acquisition date of $2.6 million, acquired in-process research and development of $1.6 million, other non-recurring charges of $2.1 million and a goodwill impairment charge of $15.3 million. On a pre-tax basis, the six month period ended December 31, 2001 includes an adjustment for amortization of intangibles of $1.6 million and excludes goodwill amortization of $0.5 million, other non-recurring charges of $0.4 million and a gain on the sale of equity securities of $1.8 million.

Note 5. Restructuring Plans

In connection with the recently completed acquisitions of Datum and TrueTime, we have initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Datum and TrueTime. A majority of our manufacturing will be consolidated into Symmetricom’s Global Operations facility in Aguadilla Puerto Rico. Internally we have reduced staff in the Broadband Networking Division and are reviewing spending levels within the Trusted Time Division. Upon the close of the acquisitions, we accrued approximately $7.6 million of restructuring costs in connection with employee terminations of which approximately $5.8 million was unpaid as of December 31, 2002. These costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. We are still in the process of evaluating and finalizing plans regarding the various aspects of the acquisitions.

Note 6. New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the SFAS No.144, significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. We adopted SFAS No. 144 during the first quarter of fiscal 2003. There was no impact on our financial statements as a result of adopting SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement is not expected to have a material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company. We adopted Interpretation No. 45 effective for the quarter ended December 31, 2002 and the applicable disclosures have been made.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 for the quarter ended December 31, 2002 and the applicable disclosures have been made.

Note 7. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three and six month periods ended December 31, 2002 and 2001, diluted net loss per share excludes common equivalent shares outstanding and warrants, as their effect is antidilutive. The following table reconciles the number of shares utilized in the loss per share calculations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(19,854)	$(830)	$(22,951)	$(1,978)

Weighted average shares outstanding—basic and diluted	36,213	22,393	29,133	22,886
Basic and diluted loss per share	$(0.55)	$(0.04)	$(0.79)	$(0.09)

Note 8. Investments

Currently our short-term investment portfolio consists only of our investment in the assets of a deferred compensation plan. Historically, however, our current short-term investments consisted of marketable debt and equity securities, which mature between three and twelve months. All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. All of the company’s debt and equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
	(in thousands)
December 31, 2002
Total short term investments—deferred compensation plan assets	$1,028	$(415)	$613

June 30, 2002
Commercial paper	$5,201	$—	$5,201
Corporate equity securities	726	156	882

Total available-for-sale investments	5,927	156	6,083
Less amounts classified as cash equivalents	(5,201)	—	(5,201)
Deferred compensation plan assets	970	(212)	758

Total short term investments	$1,696	$(56)	$1,640

Note 9. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31, 2002	June 30, 2002
	(in thousands)
Raw materials	$23,379	$12,415
Work-in-process	5,523	3,574
Finished goods	4,755	2,408

Total	$33,657	$18,397

Note 10. Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of December 31, 2002 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$24,422	$4,259	$20,163
Customer lists, trademarks, other	4,247	1,687	2,560

Total	$28,669	$5,946	$22,723

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2003 (remaining six months)	$2,781
2004	4,785
2005	4,566
2006	4,271
2007	2,709
2008	1,328
2009	946
2010	664
2011	448
2012	225

Total amortization	$22,723

Intangible assets associated with the acquisition of Datum resulted in $13.9 million in purchased technology and other intangible assets of $0.3 million. Amortization is computed using the straight-line method over a weighted-average period of 6 years for purchased technology and 1 year for other intangible assets.

Intangible assets associated with the acquisition of TrueTime resulted in $1.8 million in purchased technology, customer lists of $0.4 million, trademarks of $0.3 million and other intangible assets of $0.2 million. Amortization is computed using the straight-line method over a weighted-average period of 4 years for purchased technology, 5 years for customer lists, 2 years for trademarks and 1 year for other intangible assets.

Intangible assets associated with the acquisition of NetMonitor resulted in $0.2 million in purchased technology, which will be amortized using the straight-line method over a period of 5 years.

Intangible assets that were acquired from Telmax Communications Corporation (“Telmax”) during the second quarter of fiscal 2002 resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of 5 years.

Intangible assets associated with the acquisition of the Hewlett-Packard Company’s Communications Synchronization Business in fiscal 2000, includes customer lists of $1.3 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.8 million. Amortization is computed using the straight-line method over a life of 10 years for customer lists, 7 years for SMARTCLOCK trademark and current product technology. The other intangible assets are amortized over 5 years.

The changes in the carrying value of goodwill for the six months ended December 31, 2002 are as follows for the different segments of the company:

	Wireline	Wireless	Trusted Time	Timing, Test and Measurement	Total
	(in thousands)
Balances as of July 1, 2002	$1,482	$2,222	$—	$—	$3,704
Purchased goodwill	28,108	15,550	12,047	20,521	76,226
Impairment loss	—	(7,318)	—	(8,017)	(15,335)

Balances as of December 31, 2002	$29,590	$10,454	$12,047	$12,504	$64,595

We completed the acquisitions of Datum and TrueTime in the first month of the second quarter of fiscal 2003. In connection with these purchases, we recorded an additional $76.2 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum. During the

second quarter of fiscal 2003, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

We compared the fair values of the reporting units to their respective carrying values and determined that two of the reporting units were impaired. The fair values of the reporting units were estimated using a present value of estimated future cash flows. To determine the amount of impairment we compared the implied fair value of the reporting units goodwill with the goodwill’s carrying value and recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Management has recorded an estimate of the impairment loss for the quarter ended December 31, 2002 of $15.3 million. Adjustments, if any, to that estimate will be recorded as purchase price allocations are finalized and the measurement of the impairment is complete.

Note 11. Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. Other comprehensive loss is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(19,854)	$(830)	$(22,951)	$(1,978)
Other comprehensive loss:
Foreign currency translation adjustments	137	—	137	—
Unrealized losses on investments, net of taxes	(28)	(521)	(297)	(1,539)

Other comprehensive loss	109	(521)	(160)	(1,539)

Total comprehensive loss	$(19,745)	$(1,351)	$(23,111)	$(3,517)

Note 12. Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic value based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and its related interpretations. Therefore we recognize no compensation expense in our statement of operations with respect to stock-based awards to our employees.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except for earnings per share)
Net loss, as reported under APB 25	$(19,854)	$(830)	$(22,951)	$(1,978)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,315)	(628)	(2,834)	(1,375)

Pro forma under SFAS No. 123	$(22,169)	$(1,458)	$(25,785)	$(3,353)

Loss per share—basic and diluted
As reported under APB 25	$(0.55)	$(0.04)	$(0.79)	$(0.09)
Pro forma under SFAS No. 123	$(0.61)	$(0.07)	$(0.89)	$(0.15)

Note 13. Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase our common stock. During the six months ended December 31, 2002, we repurchased 0.2 million shares for an aggregate price of approximately $0.8 million. As of December 31, 2002, we have the authorization to repurchase 0.9 million additional shares of common stock.

Note 14. Debt

On January 15, 2003, we amended Datum’s credit facility with Wells Fargo Bank. The credit facility expires March 15, 2003. The credit facility includes a line of credit for $2.9 million to be used as a back up for letters of credit.

In connection with the Datum acquisition, we assumed the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to Datum to finance the expansion of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under our credit facility with Wells Fargo Bank. As of December 31, 2002, we had $0.5 million of restricted cash, representing the remaining proceeds of the Massachusetts industrial development bond. No amounts were outstanding under the line of credit as of December 31, 2002.

Note 15. Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect.

We are also party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 16. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, our executive management reviewed and revised our segments. We now have a total of seven reportable segments. There are four segments within the Telecom Solutions Division: Wireline Products, Wireless Products, Contract Manufacturing, and Global Services. The other three segments are Timing, Test and Measurement Division, Broadband Networking Division and the Trusted Time Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Through our Global Services division we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Since we do not manufacture or support the Transmission Products any more, we do not have any reportable revenues for the current fiscal year.

The Timing Test and Measurement products are precision time and frequency systems that are important to expanding communications systems of wireline, wireless, satellite and computer network technologies, for government, power utilities, aerospace, defense, and enterprise markets. Our Broadband Networking products include GoWide, a product that provides a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. The Trusted Time products provide secure and auditable time management solutions for e-commerce transactions. They enable any electronic transaction to have a certifiable, traceable, and verifiable time stamp. Financial service companies, banks, insurance companies and government institutions currently use these products.

For each of these seven segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net sales and gross profit.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except percentages)
Net sales:
Telecom Solutions Division:
Wireline Products	$18,079	$15,877	$29,427	$31,202
Wireless Products	9,436	2,134	13,977	4,115
Contract Manufacturing	1,117	755	2,901	1,151
Global Services	999	269	1,480	880
Transmission Products	—	290	15	477
Timing Test and Measurement Division	9,854	—	9,854	—
Broadband Networking Division	176	8	290	17
Trusted Time Division	581	—	581	—

Total net sales	$40,242	$19,333	$58,525	$37,842

Cost of sales:
Telecom Solutions Division:
Wireline Products	$10,969	$9,535	$18,035	$19,594
Wireless Products	6,071	1,466	9,266	2,501
Contract Manufacturing	971	533	2,357	873
Global Services	307	76	435	321
Transmission Products	—	82	5	216
Timing Test and Measurement Division	5,243	—	5,243	—
Broadband Networking Division	720	35	819	42
Trusted Time Division	235	—	235	—

Total cost of sales	$24,516	$11,727	$36,395	$23,547

Gross profit:
Telecom Solutions Division:
Wireline Products	$7,110	$6,342	$11,392	$11,608
Wireless Products	3,365	668	4,711	1,614
Contract Manufacturing Services	146	222	544	278
Global Services	692	193	1,045	559
Transmission Products	—	208	10	261
Timing Test and Measurement Division	4,611	—	4,611	—
Broadband Networking Division	(544)	(27)	(529)	(25)
Trusted Time Division	346	—	346	—

Total gross profit	$15,726	$7,606	$22,130	$14,295

Gross margin:
Telecom Solutions Division:
Wireline Products	39.3%	39.9%	38.7%	37.2%
Wireless Products	35.7%	31.3%	33.7%	39.2%
Contract Manufacturing	13.1%	29.4%	18.8%	24.2%
Global Services	69.3%	71.7%	70.6%	63.5%
Transmission Products	—	71.7%	66.7%	54.7%
Timing Test and Measurement Division	46.8%	—	46.8%	—
Broadband Networking Division	(309.1)%	(337.5)%	(182.4)%	(147.1)%
Trusted Time Division	59.6%	—	59.6%	—

Total gross margin	39.1%	39.3%	37.8%	37.8%

Note 17. Warranties

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. We adopted Interpretation No. 45 effective for the quarter ended December 31, 2002. Our standard warranty agreement is one year upon shipment. However, our warranty agreements are contract and component specific. Although we are in the process of amending existing customer contracts to adhere to our standard warranty agreement, there are customer contracts that still have a three or five-year warranty period. On the cesium tube, which is a component of the wireline product, there is a special warranty of twelve years.

We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of six years after the expiration of the standard one year warranty.

We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. Warranty accruals, are charged to the warranty reserve. We assess the adequacy of our recorded warranty liabilities based on our historical data and make adjustments to the liability if necessary. This analysis is updated on a quarterly basis.

Changes in our accrued warranty liability (which is a separate line item on our balance sheet) during the period is as follows:

(In thousands)
Balance as of June 30, 2002	$4,950
Balance for TrueTime as of October 4, 2002	44
Balance for Datum as of October 29, 2002	1,703

Total accrued warranty	6,697
Provision for warranty liability made for the two quarters ended December 31, 2002	1,035
Less: Actual warranty costs	(2,410)

Balance as of December 31, 2002	$5,322

Note 18. Non-recurring Expense

During the second quarter of fiscal 2003, and the first six months of fiscal 2003, we recorded non-recurring expenses of $0.9 and $1.0 million in acquisition-related costs. These include merger related costs incurred for proxy solicitation, employee travel, consulting services, legal, financial advisory fees and severance costs in connection with workforce reduction in the Broadband Networking Division.

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

Overview

Symmetricom is the leading supplier of precise timing standards to industry, government, utilities, research centers, aerospace and enterprise. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are the recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products and services also include timing elements and innovative business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase performance and efficiency in today’s evolving communications environment.

Our customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs. With the addition of customers from TrueTime and Datum we have successfully entered into the governmental, financial, pharmaceutical, legal and defense sectors.

Critical Accounting Policies, Significant Judgments and Estimates

Business Combinations:

We allocated the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engaged an independent third-party appraisal firm to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; also the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities to restructure the pre-acquisition TrueTime and Datum organizations are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan.

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

Revenue from sales of product and software licenses is recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed.

Sales to distributors are made under agreements allowing for limited product return. Accordingly, we accrue a product return allowance based on an historical average of distributor returns.

Revenue from major development contracts in excess of $100,000 and a development period of at least 6 months is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We compared the fair values of the reporting units to their respective carrying values and determined that two of the reporting units were impaired. The fair values of the reporting units were estimated using a present value of estimated future cash flows. To determine the amount of impairment we compared the implied fair value of the reporting units goodwill with the goodwill’s carrying value and recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Management has recorded an estimate of the impairment loss for the quarter ended December 31, 2002 of $15.3 million. Adjustments, if any, to that estimate will be recorded as purchase price allocations are finalized and the measurement of the impairment is complete. Further decline in the telecommunications industry could precipitate a write down of intangible assets and goodwill.

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

Acquisition of Datum, TrueTime and NetMonitor

On October 29, 2002, we completed our acquisition of Datum. Each share of Datum common stock outstanding was converted into the right to receive 2.7609 shares of Symmetricom common stock. The aggregate consideration was approximately 17.4 million shares of our common stock in exchange for all of Datum’s outstanding equity interests. The acquisition of Datum is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of Internal Revenue code and is accounted for as a purchase.

On October 4, 2002, we completed our acquisition of TrueTime. Each outstanding common share of TrueTime was converted into the right to receive 0.43697 of a share of Symmetricom common stock and cash of $0.84. All vested and unvested outstanding options to purchase TrueTime’s common stock were cancelled and surrendered in exchange for cash payment, which totaled $34,000 in the aggregate. The aggregate consideration was approximately 2.6 million shares of our common stock and $5.0 million in cash.

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $0.23 million in cash for the acquired assets and incurred direct acquisition costs of approximately $0.03 million. The net purchase price was allocated to tangible assets of $0.04 million and existing technology of $0.22 million.

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and six months ended December 31, 2002 and December 31, 2001. These results include TrueTime’s results of operations from October 4, 2002 (the acquisition date) and Datum’s results of operations from October 29, 2002 (the acquisition date).

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	100%	100%	100%	100%
Gross profit	39.1%	39.3%	37.8%	37.8%
Operating expenses:
Research and development	14.4%	14.7%	15.3%	14.4%
Selling, general and administrative, including amortization of intangibles	35.3%	32.6%	36.8%	34.8%
Impairment of goodwill	38.1%	—	26.2%	—
Operating loss	(54.8)%	(8.0)%	(45.0)%	(12.4)%
Gain (loss) on equity securities	(0.6)%	—	(0.8)%	4.7%
Interest income	0.4%	1.8%	0.6%	2.2%
Interest expense	(0.4)%	(0.9)%	(0.5)%	(0.9)%
Net loss	(49.3)%	(4.3)%	(39.2)%	(5.2)%

Net Sales:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2002	2001		2002	2001
Net Sales (in thousands)	$40,242	$19,333	108.2%	$58,525	$37,842	54.7%

Net sales consist of sales of product, software licenses and services. Net sales increased by $20.9 million to $40.2 million in the second quarter of fiscal 2003 from $19.3 million in the corresponding quarter of fiscal 2002. The second quarter’s revenue of $40.2 million in fiscal 2003 is comprised of $20.4 million in revenue from heritage Symmetricom, $13.3 million in revenue from Datum and $6.5 million in revenue from TrueTime.

Segmenting the $40.2 million in revenue, $29.6 million was from our Telecom Solutions Division of which $18.1 million is from our wireline products, $9.4 million from our wireless products, $1.1 million from contract manufacturing and $0.9 million from our global services. It also includes $9.9 million in sales from our recently acquired products in the Timing, Test and Measurement Division and $0.6 million in sales from products in the Trusted Time Division. Sales of our wireless products more than doubled in the current quarter compared to our previous quarter in fiscal 2003 due to the acquisitions. The increase in revenue during the second quarter of fiscal 2003 is primarily due to the acquisitions of TrueTime and Datum. The increase in overall net sales during the second quarter of fiscal 2003 is also the result of higher than expected orders and reduction of backlog across the Telecom Solutions Division and the Timing, Test and Measurement Division.

In the first six months of fiscal 2003 net sales increased 54.7% to $58.5 million from $37.8 million. The increase in net revenue for both the quarter and fiscal year to date periods is primarily attributable to our acquisitions of TrueTime and Datum in October 2002.

Gross Margin:

Gross margin as a percentage of net sales was 39.1% in the second quarter of fiscal 2003 compared to 39.3% in the same period of the prior year and was a flat 37.8% in the first six months of fiscal 2003 and 2002. The increase in the gross margin for the quarter is due to a higher margin on Datum’s products. This is principally due to the exclusion of Datum’s results from October 1, 2002 through October 29, 2002, which historically represents a low volume, low margin period. Additionally, a higher proportion of domestic sales in the quarter supported a favorable margin mix, which was partially offset by a write-down of $0.6 million in prepaid royalties for the Telmax products. During the second quarter of fiscal 2002 we had acquired certain products and key technologies from Telmax Communications Corporation for $1.0 million in cash and $0.6 million in prepaid royalties to use the technology. During the second quarter of fiscal 2003, we determined that the technology acquired had significantly changed such that the asset is no longer recoverable. We recorded the charge against our cost of sales.

Operating Expenses

Research and development:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2002	2001		2002	2001
Research and development expense (in thousands)	$5,777	$2,846	103.0%	$8,970	$5,441	64.9%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $5.8 million during the second quarter of fiscal 2003 compared to $2.8 million for the corresponding period of fiscal 2002. The overall increase in absolute dollars in the research and development expense with the addition of TrueTime and Datum resulted principally from the increase in headcount as a result of the acquisitions. Research and development expenses for Symmetricom without Datum and TrueTime were $3.2 million for the second quarter of fiscal 2003, compared to $2.8 in the corresponding quarter of fiscal 2002. This small increase of $0.4 million in expenditures consists principally of increases in compensation related expense in the Broadband Networking Division. As a percentage of net sales, research and development decreased to 14.4% in the second quarter of fiscal 2003 compared to 14.7% in the corresponding period of fiscal 2002. This decrease is due to an increase in net sales in the second quarter of fiscal 2003.

Research and development expenses were $9.0 million in the first six months of fiscal 2003 or 15.3% of net sales when compared to $5.4 million or 14.4% of net sales in the corresponding period of fiscal 2002. The overall increase is attributable to our acquisitions in October 2002. Symmetricom’s research and development expense without Datum and TrueTime was $6.4 million for the six months of fiscal 2003 compared to $5.4 million in the prior period.

We believe that a significant level of research and development is required to remain competitive in the long-term and we expect to continue to commit substantial resources to product development in future periods, despite the current difficult economic environment.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2002	2001		2002	2001
Selling, general and administrative, including amortization of intangible assets (in thousands)	$14,191	$6,310	124.9%	$21,564	$13,154	63.9%

Selling, general and administrative expense including the amortization of intangibles consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities department and the amortization expenses of our intangible assets. These expenses increased 124.9% to $14.2 million for the second quarter of fiscal 2003 compared to $6.3 million for the second quarter of fiscal 2002. As a percentage of net sales these expenses were 35.3% in the second quarter of fiscal 2003 compared to 32.6% for the corresponding quarter of fiscal 2002. The increase is due primarily to our acquisitions in October 2002. Symmetricom’s selling, general and administrative expenses without Datum and TrueTime increased to $7.5 million in the second quarter of fiscal 2003 compared to $6.3 million in the corresponding quarter of fiscal 2002. The increase is attributable to increased commission expenses due to our higher sales volume during the second quarter of fiscal 2003.

Selling, general and administrative expenses including the amortization of intangibles increased 63.9% to $21.6 million for the first six months of fiscal 2003 compared to $13.1 million for the corresponding period in fiscal 2002. As a percentage of net sales these expenses were 36.8% for the first six months of fiscal 2003 compared to 34.8% for the first six months of fiscal 2002.

The amortization of intangible assets relates to certain assets and products that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. Amortization of intangibles increased to $1.5 million in the second quarter of fiscal 2003 from $0.4 million in the corresponding quarter of fiscal 2002.

Non-recurring and integration expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Non-recurring and integration expense (in thousands)	$896	—	$1,020	$409

During the second quarter and the first six months of fiscal 2003, we recorded a non-recurring expense of $0.9 and $1.0 million respectively in acquisition-related costs and other restructuring expenses. These include merger related costs incurred for proxy solicitation, employee travel, consulting services, legal, financial advisory fees and severance costs in connection workforce reduction in our Broadband Networking Division. During our first quarter of fiscal 2002 we recorded a non-recurring loss of $0.4 million in connection with a reduction of our workforce. All of the expenses related to the termination of the employees were paid out during the first quarter of fiscal 2002.

Impairment of goodwill:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Impairment of goodwill (in thousands)	$15,335	—	$15,335	—

We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with these acquisitions, we recorded an additional $76.2 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum. During the second quarter of fiscal 2003, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

We compared the fair values of the reporting units to their respective carrying value and determined that two of the reporting units were likely impaired. The fair values of the reporting units were estimated using a present value of estimated future cash flows. To determine the amount of impairment we compared the implied fair value of the reporting units goodwill with the goodwill’s carrying value and recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Management has recorded an estimate of the impairment loss for the quarter ended December 31, 2002 of $15.3 million. Adjustments, if any, to that estimate will be recorded as purchase price allocations are finalized and the measurement of the impairment is complete.

Acquired in-process research and development expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Acquired in-process research and development expenses (in thousands)	$1,561	—	$1,561	—

During the second quarter and the first six months of fiscal 2003 we allocated $1.6 million to purchased in-process research and development expense. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represents $1.2 million from Datum and $0.4 million from TrueTime. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore the amount allocated to in-process research and development has been charged to operations.

Gain (loss) on equity securities:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2002	2001		2002	2001
Gain (loss) on equity securities (in thousands)	$(252)	—	—	$(450)	$1,771	(125.4)%

During the second quarter and first six months of fiscal 2003 we recorded a non-recurring loss of $0.3 and $0.5 million, respectively, from the sale of all our investments in the common stock of Brocade, Inc., and Parthus, Inc. We no longer have corporate equity securities. During the first six months of fiscal 2002, we had recorded a gain of $1.8 million on the sale of stock of Brocade, Inc.

Interest Income:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2002	2001		2002	2001
Interest Income (in thousands)	$169	$340	(50.3)%	$358	$820	(56.3)%

Interest income decreased 50.3% to $0.2 million during the second quarter of fiscal 2003, compared to $0.3 million during the second quarter of fiscal 2002. The decrease in interest income was primarily the result of a decrease in our short-term investments as well as lower average interest rates during the second quarter of fiscal 2003 compared to the corresponding period during fiscal 2002. At the end of fiscal 2002 we had approximately $6.0 million in short-term investments. Currently we have approximately $0.6 million in short-term investments. Our short-term investment portfolio had previously consisted of equity securities and other short-term marketable securities. We sold all our equity securities at the end of December 2002, which resulted in cash that was utilized for the acquisitions. Interest income for the six months of fiscal 2003 decreased 56.3% to $0.4 million compared to $0.8 million in the six months of fiscal 2002.

Interest Expense:

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained constant at $0.2 and at $0.3 million in the second quarter and first six months of fiscal 2003 and in the corresponding period of fiscal 2002.

Income Taxes:

Our income tax benefit was $2.4 million and $3.8 million in the second quarter and first half of fiscal 2003, respectively, compared to a tax benefit of $0.6 million and $0.5 million during the corresponding periods of fiscal 2002. Our effective tax rate for fiscal 2003 is estimated to be approximately 20%. The expected rate has been reduced by the impact of the goodwill impairment loss of $15.3 million, for which we received no tax benefit. Without the goodwill impairment loss, the full year effective rate is estimated to be approximately 34%. Our fiscal 2003 effective tax is also affected by the percentage of qualified Puerto Rico earnings. A significant portion of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we incurred a net loss of $19.9 million, or $0.55 per share, in the second quarter of fiscal 2003 compared to net loss of $0.8 million, or $0.04 per share, during the same period of fiscal 2002. For the six months ending December 31, 2002 we incurred a net loss of $23.0 million or $0.79 per share. During the six months ended December 31, 2001 we incurred a net loss of $2.0 million or $0.09 per share.

Liquidity and Capital Resources

As of December 31, 2002, we had a combined cash balance of cash and cash equivalents and short-term investments of $47.6 million, a decrease of $6.6 million from June 30, 2002. Our cash and cash equivalents includes $0.5 million of restricted cash representing the remaining proceeds of the Massachusetts industrial development bond. Our total capital commitments outstanding at the end of December 31, 2002 were $0.3 million. Days sales outstanding in accounts receivable was 52 days at the end of December 31, 2002 down from 55 days at June 30, 2002. This slight decrease is due to our increased collection efforts at the end of the quarter.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures in fiscal 2003.

On January 15, 2003, we amended Datum’s credit facility with Wells Fargo Bank. The credit facility expires March 15, 2003. The credit facility includes a line of credit for $2.9 million to be used as a back up for letters of credit.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent determines the interest rate for each rate period to be the lowest rate, which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the letter of credit issued under Symmetricom’s credit facility with Wells Fargo Bank.

As part of the merger with Datum, we converted a warrant to purchase common stock of Datum that was held by UBS Warburg into a warrant to purchase 477,235 shares of our common stock at an exercise price of $4.53 per share. The warrant expires in September 2003; and as of December 31, 2002 had not been exercised.

As part of the merger with TrueTime we converted a warrant to purchase common stock of TrueTime that was held by C.E. Unterberg, Towbin into a warrant to purchase 87,394 shares of our common stock at an exercise price of $12.59 per share. This warrant expires in December 22, 2004; and as of December 31, 2002 had not been exercised.

During the second quarter of fiscal 2002, we issued warrants to Telmax Communications Corporation in connection with the acquisition of certain assets and key products to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share. The fair value of the warrants issued in this transaction that was recorded as a part of the purchase price was $0.8 million and was calculated using the Black-Scholes option-pricing model. These warrants expire October 3, 2006, and as of December 31, 2002 had not been exercised.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 during the first quarter of fiscal 2003. There was no impact on the Company’s financial statements as a result of adopting SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company. The Company adopted Interpretation No. 45 effective for the quarter ended December 31, 2002 and the applicable disclosures have been made.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 for the quarter ended December 31, 2002 and the applicable disclosures have been made.

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

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue shortfalls;

•	goodwill impairment charges related to the acquisitions;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of our inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $19.9 million for the quarter ended December 31, 2002. We cannot assure you that we will be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

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

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, including our rubidium and quartz oscillators, which are key components of our synchronization and timing equipment, and several components used by our Datum and TrueTime subsidiaries. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion, one or more of the electronic components used in Datum’s products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

We have relied and continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. No single customer accounted for 10% or more of our net sales during the second quarter of fiscal 2003, whereas two customers accounted for 14.8% and 12.6% of our net sales during the second quarter of fiscal 2002. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to Samsung were $2.3 million in second fiscal quarter of fiscal 2003 compared to $0.9 million in the corresponding quarter of fiscal 2002. A relatively small number of customers has also historically accounted for, and is expected to account for, a significant portion of the net sales in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 13% of our net sales for the six months ended December 31, 2002 were made either to United States government agencies or indirectly to United States government agencies through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in the Telecom Solutions Division include Frequency Electronics, Inc., Larus, Inc., Oscilloquartz SA, and Trimble Navigation, Ltd. Our primary competitors in our Broadband Networking Division are Adtran, Inc, Cisco Systems, Inc., Efficient Networks, Inc., and Thompson Multimedia S.A. Principal competitors of our Timing Test and Measurement Division include Agilent Technologies, Inc., and Zyfer a subsidiary of Odetics, Inc. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

Our failure to achieve and sustain profitability with respect to our emerging businesses could negatively impact our operating results and our cash resources.

Our Broadband Networking Division and Trusted Time Division have limited histories of operation. Both these divisions have incurred operating losses since their inception. The Broadband Networking Division and the Trusted Time Division are developing products for emerging markets, and will require further cash investments to reach profitability. If we fail to achieve and sustain profitability in these divisions in a reasonable time period, or if the losses in the divisions are larger than anticipated, our operating results and cash resources will suffer.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the recently completed acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions of TrueTime and Datum, and our future acquisitions, involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may overestimate the revenue and profits that we expect the acquired businesses to generate;

•	we may overestimate the cost savings to be obtained from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may encounter difficulties in entering markets in which we have no or limited prior experience;

•	we may be unable to retain key employees of the purchased organizations;

•	our stockholders may be diluted if we pay for the acquisition with equity securities;

•	our stock price may suffer if the former stockholders of Datum, TrueTime or any of the other acquired companies dispose of significant numbers of shares of our common stock that they receive in the acquisition within a short period of time; and

•	third parties who have decided against pursuing legal claims against us or an acquired entity prior to the acquisition may, in light of our increased revenues and size of operations resulting from the acquisition, revise their assessments and decide to pursue their claims.

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

A manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these claims cannot be determined at this time. The determination of the existence and cost of any additional contamination caused by Datum could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners claims and any related governmental action may expose us to material liability and could significantly harm our business.

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

Symmetricom and its customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses. If we fail to maintain satisfactory compliance with these regulations, we may be forced to recall products and cease their manufacture and distribution, and Symmetricom could be subject to civil or criminal penalties.

Symmetricom’s business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by Symmetricom to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of its products are regulated or sold into regulated industries, we must comply with additional regulations in marketing its products. Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. If we fail to adequately address any of these regulations, our business may suffer.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 30% of net sales during the second quarter of fiscal 2003 compared to 29% of net sales during the corresponding quarter of fiscal 2002. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 31, 2002, we had short-term investments of $0.6 million. Currently our short-term investment portfolio consists only of deferred compensation plan assets. Historically however our investment portfolio has consisted of debt and equity securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our debt and equity securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2002, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we normally have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity on sterling, euro or other currencies. Based on the intercompany balances of $0.6 million with the United Kingdom and $2.6 million with Germany at December 31, 2002, a hypothetical 10% adverse change in sterling and euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is disclosed in Note 15 of Notes to the Consolidated Financial Statements set forth in Item 1 of Part 1, above. The text of such note is incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 29, 2002, the Company held its annual meeting of stockholders. The following summarizes the matters submitted to a vote of our stockholders.

1.    To approve the issuance of shares of the Company’s common stock to stockholders of Datum in connection with the merger between Datum and a wholly owned subsidiary of Symmetricom.

For	Against	Abstain
13,332,956	193,854	47,303

2.    The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2003 fiscal year.

For	Against	Abstain
19,081,029	589,217	46,229

3.    The election of the following nominees to serve on the Board of Directors:

Nominee	For	Withheld
Robert T. Clarkson	19,109,921	606,554
Robert M. Neumeister	19,103,025	613,450
Krish A. Prabhu	19,547,647	168,828
Richard N. Snyder	19,109,531	606,944
Thomas W. Steipp	17,616,823	2,009,652
Richard W. Oliver	50,000	0

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibits
4.1

Form of Warrant Agreement and Warrant, dated as of December 16, 1999, by and between TrueTime Inc. and C.E. Unterberg, Towbin (incorporated by reference from Exhibit 1.2 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

4.2

Common Stock Purchase Warrant, dated September 27, 1996, issued by Datum. Inc. (incorporated herein by reference from Exhibit 10.37 to Datum Inc.’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1996, File No. 000-02287).

10.20

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.21

Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q, File No. 000-28473, filed on May 15, 2000).

10.22

Amendment to the Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 000-28473, filed on December 20, 2000).

10.23

Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 000-28473, filed on February 14, 2001).

10.24

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 000-28473, filed on August 10, 2001).

10.25	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).
10.26	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
10.27	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.28

Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.29	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.30

Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.31

First Amendment to Lease dated March 15, 1995 between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.32

Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.33	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
10.34

Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.35

Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.36

Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.37

Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.38	Third Amended and Restated Credit Agreement and Assumption Agreement, as amended, dated as of October 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.
10.39	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 29, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.
10.40

Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.41

Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.42

Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On October 8, 2002, the Company filed a current report on Form 8-K under Items 2 (“Acquisition or Disposition of Assets”) and 7 (“Financial Statements and Exhibits”) reporting that it had completed the acquisition of TrueTime, Inc. and that the financial statements of the business acquired and the pro forma financial statements would be filed within the sixty-day period provided by Item 7(a)(4). In addition, the Company filed under Item 7 the following exhibits (i) the Agreement and Plan of Merger, dated as of March 27, 2002, by and among Symmetricom, TrueTime and ScoTRT Acquisition Inc., and (ii) the First Amendment to the Agreement and Plan of Merger, dated as of June 26, 2002.

On October 30, 2002, the Company filed a current report on Form 8-K under Items 2 (“Acquisition or Disposition of Assets”) and 7 (“Financial Statements and Exhibits”) reporting that it had completed the acquisition of Datum, Inc. and that the financial statements of the business acquired and the pro forma financial statements would be filed within the sixty-day period provided by Item 7(a)(4). In addition, the Company filed under Item 7 as an exhibit the Agreement and Plan of Merger, dated as of May 22, 2002, by and among Symmetricom, Datum and Dublin Acquisition Subsidiary, Inc.

On November 13, 2002, the Company filed a current report on Form 8-K/A, amending the current report on Form 8-K filed on October 8, 2002, filing under Item 7 (“Financial Statements and Exhibits”) the following exhibits: (i) the historical financial statements of TrueTime, Inc. (A) as of June 30, 2002 and for the nine months ended June 30, 2002 and 2001 and (B) as of September 30, 2001 and 2000 and for each of the three years ended September 30, 2001, 2000 and 1999; and (ii) the unaudited pro forma combined financial statements of Symmetricom, Inc., TrueTime, Inc., and Datum, Inc., as of June 30, 2002 and for the year ended June 30, 2002.

On December 20, 2002, the Company filed a current report on Form 8-K/A, amending the current report on Form 8-K filed on October 30, 2002, filing under Item 7 (“Financial Statements and Exhibits”) the following exhibits: (i) the historical financial statements of Datum Inc. (A) as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 and (B) as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001, 2000 and 1999 and (ii) Unaudited pro forma combined financial statements of Symmetricom, Inc., TrueTime, Inc., and Datum Inc., as of June 30, 2002 and for the year ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE:	February 12, 2003	By:	/s/ Thomas W. Steipp
Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE:	February 12, 2003	By:	/s/ William Slater
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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ WILLIAM SLATER
William Slater Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Index of Exhibits

4.1

Form of Warrant Agreement and Warrant, dated as of December 16, 1999, by and between TrueTime Inc. and C.E. Unterberg, Towbin (incorporated by reference from Exhibit 1.2 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

4.2

Common Stock Purchase Warrant, dated September 27, 1996, issued by Datum. Inc. (incorporated herein by reference from Exhibit 10.37 to Datum Inc.’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1996, File No. 000-02287).

10.20

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.21

Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q, File No. 000-28473, filed on May 15, 2000).

10.22

Amendment to the Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 000-28473, filed on December 20, 2000).

10.23

Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 000-28473, filed on February 14, 2001).

10.24

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 000-28473, filed on August 10, 2001).

10.25	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).

10.26	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.27	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.28

Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.29	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.30

Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.31

First Amendment to Lease dated March 15, 1995 between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.32

Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.33	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.34

Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.35

Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.36

Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30,

    1998).

10.37	Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2,

1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.38	Third Amended and Restated Credit Agreement and Assumption Agreement, as amended, dated as of October 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.

10.39	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 29, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.

10.40

Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.41

Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.42

Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.