Form 10-Q
period 2003-03-31
SYMMETRICOM INC
filed 2003-05-14
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2003
Common Stock	42,160,635

SYMMETRICOM, INC.

FORM 10-Q

Item 1.    Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31,732	$52,521
Restricted cash	3,395	—
Short-term investments	715	1,640

Cash and investments	35,842	54,161
Accounts receivable, net of allowance for doubtful accounts of $863 and $789	21,623	9,399
Inventories	34,846	18,397
Prepaids and other current assets	7,210	3,179
Deferred taxes, current	6,254	2,802

Total current assets	105,775	87,938
Property, plant and equipment, net	33,429	21,877
Goodwill, net	64,595	3,704
Other intangible assets, net	21,458	7,419
Deferred taxes, non-current	21,014	8,727
Other assets	665	145
Note receivable from employee	500	500

Total assets	$247,436	$130,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,085	$5,051
Accrued compensation	11,035	4,157
Accrued warranty	4,633	4,950
Other accrued liabilities	7,844	4,310
Current maturities of long-term obligations	959	610

Total current liabilities	33,556	19,078
Long-term obligations	10,201	6,574
Deferred income taxes	94	469

Total liabilities	43,851	26,121

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 42,673 shares issued and 42,144 shares outstanding in March 2003; 22,371 shares issued and 22,131 outstanding in June 2002	157,820	29,441
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(56)	(118)
Retained earnings	46,376	75,421

Total stockholders’ equity	203,585	104,189

Total liabilities and stockholders’ equity	$247,436	$130,310

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$37,114	$17,110	$95,639	$54,952
Cost of sales	21,865	10,205	57,650	33,752
Amortization of purchased technology	1,057	337	2,176	923
Write-off of Telmax royalty	—	—	567	—
Integration and restructuring charges	160	—	203	—

Gross profit	14,032	6,568	35,043	20,277
Operating expenses:
Research and development	6,396	3,036	15,366	8,477
Selling, general and administrative	13,975	6,152	33,696	18,545
Amortization of intangibles	229	73	953	248
Integration and restructuring charges	2,244	—	3,264	409
Impairment of goodwill	—	—	15,335	—
Acquired in-process research and development	—	—	1,561	—

Operating loss	(8,812)	(2,693)	(35,132)	(7,402)
Gain (loss) on equity securities	—	(284)	(450)	1,487
Interest income	158	244	516	1,064
Interest expense	(169)	(155)	(465)	(489)

Loss before income taxes	(8,823)	(2,888)	(35,531)	(5,340)
Income tax benefit	(2,729)	(1,198)	(6,486)	(1,672)

Loss from continuing operations	(6,094)	(1,690)	(29,045)	(3,668)
Gain from discontinued operations, net of tax	—	410	—	410

Net loss	$(6,094)	$(1,280)	$(29,045)	$(3,258)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.14)	$(0.08)	$(0.87)	$(0.16)
Gain from discontinued operations	—	0.02	—	0.02

Net loss	$(0.14)	$(0.06)	$(0.87)	$(0.14)

Weighted average shares outstanding—basic and diluted	42,131	22,322	33,465	22,698

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(29,045)	$(3,258)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain from discontinued operations	—	(410)
Impairment of goodwill	15,335	—
Acquired in-process research and development	1,561	—
Depreciation and amortization	8,277	4,951
Deferred income taxes	(4,613)	(2,948)
Loss (gain) on equity securities	450	(1,487)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	276	13,496
Inventories	3,680	4,119
Prepaids and other current assets	314	(1,662)
Accounts payable	(4,327)	(1,093)
Accrued compensation	(1,095)	(3,986)
Other accrued liabilities	(2,836)	(1,420)

Net cash provided by (used for) operating activities	(12,023)	6,302

Cash flows from investing activities:
Change in restricted cash	(2,906)	—
Purchases of short-term investments	(222)	(8,928)
Maturities of short-term investments	104	17,353
Proceeds from sale of equity securities	275	2,492
Purchases of plant and equipment, net	(1,254)	(2,806)
Cash payments for acquisition and related costs, net of cash acquired	(2,730)	(151)

Net cash provided by (used for) investing activities	(6,733)	7,960

Cash flows from financing activities:
Repayment of long-term obligations	(1,880)	(358)
Proceeds from sale of common stock	601	938
Repurchase of common stock	(1,071)	(10,233)

Net cash used for financing activities	(2,350)	(9,653)

Effect of exchange rate changes on cash and cash equivalents	317	—
Net increase (decrease) in cash and cash equivalents	(20,789)	4,609
Cash and cash equivalents at beginning of period	52,521	44,989

Cash and cash equivalents at end of period	$31,732	$49,598

Non-cash investing and financing activities:
Unrealized loss on securities, net	$(255)	$(1,319)
Deferred taxes on unrealized loss	(63)	(862)
Issuance of warrants for acquisition	—	(819)
Cash payments for:
Interest	$466	$489
Income taxes	422	1,462

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2003.

The consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2.      Summary of Significant Accounting Policies

Fiscal Year

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our current fiscal quarter ended on March 31, 2003.

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue that is generated from the sale of synchronization and timing equipment may have embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition.

Sales to distributors are made under agreements allowing for limited product return. Accordingly, we accrue a product return allowance based on an historical average of distributor returns.

Revenue from contracts which require development and manufacture in accordance with customer specifications and exceed $100,000 and have a development period of at least 6 months is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassification did not change the previously reported revenues, operating income (loss) or net income (loss) amounts.

Restricted Cash

Restricted cash consists of a certificate of deposit in conjunction with a letter of credit and funds related to a development bond, see Note 13 for further information.

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic value based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Therefore, we recognize no compensation expense in our statement of operations with respect to stock-based awards to our employees.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except for earnings per share)
Net loss, as reported	$(6,094)	$(1,280)	$(29,045)	$(3,258)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,129)	(1,432)	(4,848)	(4,347)

Pro forma	(7,223)	(2,712)	(33,893)	(7,605)

Loss per share—basic and diluted
As reported	$(0.14)	$(0.06)	$(0.87)	$(0.14)
Pro forma	$(0.17)	$(0.12)	$(1.01)	$(0.34)

Note 3.    Acquisitions

During the second quarter of fiscal 2003, we acquired Datum, Inc. (“Datum”) and TrueTime, Inc. (“TrueTime”) to add complementary products and increase our customer base, among other reasons. We also acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. (“Kestrel”).

Acquisition of Datum

On October 29, 2002, we completed our acquisition of Datum. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002 and was accounted for as a purchase. As a result of the merger, Datum became a wholly owned subsidiary of Symmetricom. We issued approximately 17.4 million shares of our common stock with a fair value of $97.5 million, converted Datum stock options into options to purchase approximately 2.3 million shares of our common stock with a fair value of $13.1 million and converted Datum warrants into warrants to purchase 477,235 shares of our common stock with an exercise price of $4.53 per share and a fair value of $1.8 million. In addition, we incurred direct acquisition costs of approximately $6.6 million. The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	38,952
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	73,096
Assumed liabilities	(23,569)

Total purchase price	$118,938

The $1.2 million allocated to in-process research and development represents technology that, as of the date of acquisition, had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by estimating discounted net cash flows using a risk adjusted after tax discount rate applied to the expected sale of products from these projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. Therefore the amount allocated to in-process research and development was charged to operations during the quarter ended December 31, 2002.

Acquisition of TrueTime

On October 4, 2002, we completed our acquisition of TrueTime. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002 and was accounted for as a purchase. As a result of the merger, TrueTime became a wholly owned subsidiary of Symmetricom. We issued approximately 2.6 million shares of our common stock with a fair value of $16.3 million and $5.0 million in cash, paid $34,000 to cancel TrueTime’s options and converted TrueTime’s warrants into warrants to purchase 87,394 shares of our common stock with an exercise price of $12.59 per share with a fair value of $235,000. In addition, we incurred direct acquisition costs of approximately $1.2 million. The purchase price was allocated to TrueTime’s assets and liabilities as follows (in thousands):

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

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. Therefore the amount that was allocated to in-process research and development was charged to operations during the quarter ended December 31, 2002.

Acquisition of NetMonitor

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $0.23 million in cash for the acquired assets and incurred direct acquisition costs of approximately $0.03 million. The net purchase price was allocated to tangible assets of $0.04 million and existing technology of $0.22 million.

Note 4.    Proforma Results of Operations

The following unaudited proforma information presents a summary of our consolidated results of operations as if the Datum and the TrueTime acquisitions had taken place at the beginning of each period presented. During the three month and nine month periods ended March 31, 2003 and 2002, diluted proforma net loss per share excludes common equivalent shares outstanding and warrants, as their effect is antidilutive (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue	$37,114	$37,311	$120,050	$133,357

Net loss from continuing operations	$(4,652)	$(4,054)	$(18,514)	$(8,665)
Gain from discontinued operations	—	410	—	410

Net loss	$(4,652)	$(3,644)	$(18,514)	$(8,255)

Weighted average shares outstanding—basic and diluted	42,131	42,098	42,064	42,352

Basic and diluted loss per share from continuing operations	$(0.11)	$(0.10)	$(0.44)	$(0.20)
Basic and diluted gain per share from discontinued operations	—	0.01	—	0.01

Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.44)	$(0.19)

The proforma consolidated results of operations include adjustments to continuing operations to give effect to amortization of intangibles acquired and excludes impairment of goodwill and certain other adjustments, including their related income tax effects as they are non-recurring. During the three month period ended March 31, 2002, a gain of $0.4 million, net of tax, was recognized from discontinued operations. This gain represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business during fiscal 1999.

        On an after-tax basis, the three-month period ended March 31, 2003 excludes integration and restructuring charges of $1.4 million. On an after-tax basis, the three month period ended March 31, 2002 includes an adjustment for amortization of purchased technology and intangibles of $0.5 million from continuing operations. On an after-tax basis, the nine-month period ended March 31, 2003 includes an adjustment for amortization of intangibles of $0.5 million and excludes acquisition costs incurred by Datum prior to the acquisition date of $2.6 million, acquired in-process research and development of $0.9 million, other integration and restructuring charges of $4.1 million, a goodwill impairment charge of $15.3 million, and loss on sale of equity securities of $0.3 million. On an after-tax basis, the nine month period ended March 31, 2002 includes an adjustment for amortization of intangibles of $1.4 million and excludes goodwill amortization of $0.3 million, other integration and restructuring charges of $0.2 million and a gain on the sale of equity securities of $1.1 million from continuing operations.

Note 5.    Restructuring Plans

In connection with the acquisitions of Datum and TrueTime, we have initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. A majority of our manufacturing will be consolidated into Symmetricom’s facility in Aguadilla, Puerto Rico. Internally we have reduced staff in the Broadband Networking Division and are reviewing spending levels within the Trusted Time Division. Upon the close of the acquisitions, we accrued approximately $7.6 million of restructuring costs in connection with employee terminations of which approximately $3.9 million was paid as of March 31, 2003. No adjustments were made to the accrual during the third quarter ended March 31, 2003. $3.7 million is unpaid as of March 31, 2003. These costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill.

Note 6.    New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the SFAS No.144, significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. We adopted SFAS No. 144 during the first quarter of fiscal 2003. There was no impact on our financial statements as a result of adopting SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. We adopted Interpretation No. 45 during the quarter ended December 31, 2002 and did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 for the quarter ended December 31, 2002 and the applicable disclosures have been made.

Note 7.    Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options using the treasury method except when antidilutive. During the three month periods ended March 31, 2003 and 2002, diluted net loss per share excludes 9,615,671 and 4,443,318 common equivalent shares outstanding, respectively, as their effect is antidilutive. During the nine month periods ended March 31, 2003 and 2002, diluted net loss per share excludes 7,872,230 and 4,118,994 common equivalent shares outstanding, respectively, as their effect is antidilutive. The following table reconciles the number of shares utilized in the loss per share calculations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Loss from continuing operations	$(6,094)	$(1,690)	$(29,045)	$(3,668)
Gain from discontinued operations	—	410	—	410

Net loss	$(6,094)	$(1,280)	$(29,045)	$(3,258)

Weighted average shares outstanding—basic and diluted	42,131	22,322	33,465	22,698

Basic and diluted loss per share from continuing operations	$(0.14)	$(0.08)	$(0.87)	$(0.16)
Basic and diluted gain per share from discontinued operations	—	0.02	—	0.02

Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.87)	$(0.14)

Note 8.    Investments

Historically, our current short-term investments consisted of marketable debt and equity securities, which mature between three and twelve months. All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. All of the company’s debt and equity securities have been classified and accounted for as available-for-sale. Currently our short-term investment portfolio consists only of our investment in the assets of a deferred compensation plan. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The following table summarizes our available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gain/ (Loss)	Fair Value
	(in thousands)
March 31, 2003
Total short term investments—deferred compensation plan assets	$1,088	$(373)	$715

June 30, 2002
Commercial paper	$5,201	$—	$5,201
Corporate equity securities	726	156	882

Total available-for-sale investments	5,927	156	6,083
Less amounts classified as cash equivalents	(5,201)	—	(5,201)
Deferred compensation plan assets	970	(212)	758

Total short term investments	$1,696	$(56)	$1,640

Note 9.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31, 2003	June 30, 2002
	(in thousands)
Raw materials	$24,193	$12,415
Work-in-process	7,354	3,574
Finished goods	3,299	2,408

Total	$34,846	$18,397

Note 10.    Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of March 31, 2003 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,839	$5,596	$19,243
Customer lists, trademarks, other	3,773	1,558	2,215

Total	$28,612	$7,154	$21,458

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2003 (remaining three months)	$1,385
2004	4,916
2005	4,566
2006	4,271
2007	2,709
2008	1,328
2009	946
2010	664
2011	448
2012	225

Total amortization	$21,458

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

Intangible assets that were acquired from Telmax Communications Corporation (“Telmax”) during the third quarter of fiscal 2002 resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of 5 years.

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

The changes in the carrying value of goodwill for the nine months ended March 31, 2003 are as follows for the different segments of Symmetricom:

	Wireline	Wireless / OEM	Trusted Time	Timing, Test and Measurement	Total
	(in thousands)
Balances as of July 1, 2002	$1,482	$2,222	$—	$—	$3,704
Purchased goodwill	28,108	15,550	12,047	20,521	76,226
Impairment loss	—	(10,648)	—	(4,687)	(15,335)

Balances as of March 31, 2003	$29,590	$7,124	$12,047	$15,834	$64,595

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

We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(6,094)	$(1,280)	$(29,045)	$(3,258)
Other comprehensive loss:
Foreign currency translation adjustments	180	—	317	—
Unrealized losses on investments, net of taxes	41	223	(255)	(1,316)

Other comprehensive loss	221	223	62	(1,316)

Total comprehensive loss	$(5,873)	$(1,057)	$(28,983)	$(4,574)

Note 12.    Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase our common stock. During the nine months ended March 31, 2003, we repurchased 0.3 million shares for an aggregate price of approximately $1.1 million. As of March 31, 2003, we have the authorization to repurchase 0.8 million additional shares of common stock.

Note 13.    Long-term Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. This credit facility was amended during the quarter ended March 31, 2003 and expires on July 15, 2003.

As of March 31, 2003, we had $3.4 million of restricted cash, of which $3.0 million is set aside by the Company to back up the letter of credit, while the remaining $0.4 million represents the remaining proceeds of the Massachusetts industrial development bond. In the fourth quarter of fiscal 2003, we plan to set up a new, asset-backed line of credit and move the $3.0 million of restricted cash back to operating cash. No amounts were outstanding under the line of credit as of March 31, 2003.

Long-term obligations consist of:

	March 31, 2003	June 30, 2002
	(in thousands)
Capital leases	$7,163	$7,184
Less – current maturities	(899)	(610)
Lease loss accrual	263	—
Bond payable	2,635	—
Less – current maturities	(60)	—
Postretirement benefits	1,099	—

Total	$10,201	$6,574

Note 14.    Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect. We currently have an accrual of $126,000 regarding this potential liability.

We are also party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 15.    Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, management revised our organization and we now have a total of eight reportable segments. There are five segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Contract Manufacturing, Global Services, and Transmission Products. The other three segments are Timing, Test and Measurement Division, Broadband Networking Division and the Trusted Time Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless/OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Contract Manufacturing involves the utilization of our production facilities to manufacture third-party products. We generate revenue by fabricating finished goods inventory of other companies’ products on a contract basis. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products are used primarily to support intelligent, fault-tolerant, digital transmission terminal that automatically reroutes disrupted high priority telephone data link. In 2002 we ceased to manufacture the Transmission Products.

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

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net sales and gross profit.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except percentages)
Net sales:
Telecom Solutions Division:
Wireline Products	$18,201	$13,524	$47,628	$44,726
Wireless/OEM Products	5,999	2,095	19,976	6,210
Contract Manufacturing	1,114	995	4,015	2,146
Global Services	960	462	2,440	1,342
Transmission Products	—	—	15	477
Timing Test and Measurement Division	10,278	—	20,132	—
Broadband Networking Division	310	34	600	51
Trusted Time Division	252	—	833	—

Total net sales	$37,114	$17,110	$95,639	$54,952

Cost of sales:
Telecom Solutions Division:
Wireline Products	10,978	8,056	29,655	28,136
Wireless/OEM Products	4,741	1,526	14,098	4,127
Contract Manufacturing	983	785	3,330	1,658
Global Services	244	80	670	401
Transmission Products	—	—	5	216
Timing Test and Measurement Division	5,404	—	10,931	—
Broadband Networking Division	394	95	644	137
Trusted Time Division	178	—	493	—
Integration and restructuring charges	160	—	770	—

Total cost of sales	$23,082	$10,542	$60,596	$34,675

Gross profit:
Telecom Solutions Division:
Wireline Products	7,223	5,468	17,973	16,590
Wireless/OEM Products	1,258	569	5,878	2,083
Contract Manufacturing Services	131	210	685	488
Global Services	716	382	1,770	941
Transmission Products	—	—	10	261
Timing Test and Measurement Division	4,874	—	9,201	—
Broadband Networking Division	(84)	(61)	(44)	(86)
Trusted Time Division	74	—	340	—
Integration and restructuring charges	(160)	—	(770)	—

Total gross profit	$14,032	$6,568	$35,043	$20,277

Gross margin:
Telecom Solutions Division:
Wireline Products	39.7%	40.4%	37.7%	37.1%
Wireless/OEM Products	21.0%	27.2%	29.4%	33.5%
Contract Manufacturing	11.8%	21.1%	17.1%	22.7%
Global Services	74.6%	82.7%	72.5%	70.1%
Transmission Products	—	—	66.7%	54.7%
Timing Test and Measurement Division	47.4%	—	45.7%	—
Broadband Networking Division	(27.1)%	(179.4)%	(7.3)%	(168.6)%
Trusted Time Division	29.4%	—	40.8%	—
Integration and restructuring charges	—	—	—	—

Total gross margin	37.8%	38.4%	36.6%	36.9%

Note 16.    Warranties

Our standard warranty agreement is one year upon shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components.

We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty.

We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs.

Changes in our accrued warranty liability during the period are as follows:

(In thousands)
Balance as of June 30, 2002	$4,950
Balance for TrueTime as of October 4, 2002	44
Balance for Datum as of October 29, 2002	1,703

Total accrued warranty	6,697
Provision for warranty for the three quarters ended March 31, 2003	1,964
Adjustment for expired warranties	(407)
Less: Actual warranty costs	(3,621)

Balance as of March 31, 2003	$4,633

Note 17.    Integration and Restructuring Charges

During the third quarter of fiscal 2003, and the first nine months of fiscal 2003, we recorded integration and restructuring charges of $2.4 million and $3.5 million in acquisition-related costs. These include merger related costs incurred for proxy solicitation, employee travel, consulting services, legal, financial advisory fees and severance costs in connection with workforce reduction in the Broadband Networking Division.

Note 18.    Subsequent Events

On May 6, 2003, Acterna Corporation announced that they have voluntarily filed for Chapter 11 in bankruptcy court in New York. The Chapter 11 applies to Acterna’s US subsidiaries only. Acterna’s international subsidiaries which are not impacted by the Chapter 11 filing are major customers of our TSD division and we do not anticipate any negative impact on our business from the Acterna international subsidiaries.

In connection with the acquisitions of Datum and TrueTime which both closed in October 2002, we recently revised our operating focus. We have reviewed strategic alternatives with regard to the Trusted Time Division, which may result in reducing all or a portion of our ownership in this business before the end of the fiscal fourth quarter. These actions may impair some or all of the $12 million in goodwill associated with this business as well as result in certain other restructuring costs related to this business. Trusted Time is currently not profitable. In addition, we are pursuing plans to further consolidate manufacturing facilities acquired in the acquisitions and reduce future manufacturing and operating costs. We anticipate that additional charges will be incurred over the next year to consolidate the two manufacturing locations into one.

A substantial number of stock options held by our officers and other employees have exercise prices well in excess of the current market price of our common stock and its recent trading ranges. As a result, we are considering various alternative methods of motivating our officers and other employees, including a possible voluntary exchange program whereby officers and other employees would have a one-time opportunity to surrender eligible out-of-the-money options to us in exchange for cash and/or restricted stock. If we complete such a program, we will incur a compensation charge which may be significant.

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

Our customers include worldwide public network providers, incumbent local exchange carriers, or ILECs, post telephone and telegraph companies, or PTTs, competitive local exchange carriers, or CLECs, other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers, or ISPs, and communications original equipment manufacturers, or OEMs. With the addition of customers from TrueTime and Datum, we have successfully entered into the governmental, financial, pharmaceutical, legal and defense sectors.

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

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; also the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities assumed to restructure the pre-acquisition TrueTime and Datum organizations are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan.

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

Sales to distributors are made under agreements allowing for limited product return. Accordingly, we accrue a product return allowance based on a historical average of distributor returns.

Revenue from contracts which require development and manufacture in accordance with customer specifications and exceed $100,000 and have a development period of at least 6 months is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory, the increased value of the inventory is not realized until the inventory is sold.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In December 2002, we compared the fair values of the reporting units to their respective carrying values and determined that the carrying values of the goodwill for two of the reporting units were impaired. The fair values of the reporting units were estimated using a present value of estimated future cash flows. To determine the amount of impairment we compared the implied fair value of the reporting units goodwill with the goodwill’s carrying value and recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Further decline in the telecommunications industry could precipitate a write down of intangible assets and goodwill.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due, in part, to operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires in fiscal year 2006. The change in tax law may affect our future tax rate.

The carrying value of our net deferred tax assets, which is made up primarily of future tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. All of our tax credits, which are related to stock options, have valuation allowances because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 31, 2003 and March 31, 2002. These results include TrueTime’s results of operations from October 4, 2002 (the acquisition date) and Datum’s results of operations from October 29, 2002 (the acquisition date).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	100%	100%	100%	100%
Gross profit	37.8%	38.4%	36.6%	36.9%
Operating expenses:
Research and development	17.2%	17.7%	16.1%	15.4%
Selling, general and administrative, including amortization of intangibles	38.3%	36.4%	36.2%	34.2%
Integration and restructuring charges	6.0%	—	3.4%	0.7%
Impairment of goodwill	—	—	16.0%	—
Acquired in-process research and development	—	—	1.6%	—
Operating loss	(23.7)%	(15.7)%	(36.7)%	(13.5)%
Gain (loss) on equity securities	—	(1.7)%	(0.5)%	2.7%
Interest income	0.4%	1.4%	0.5%	1.9%
Interest expense	(0.5)%	(0.9)%	(0.5)%	(0.9)%
Loss from continuing operations	(16.4)%	(9.9)%	(30.4)%	(6.7)%
Gain from discontinued operations, net of tax	—	2.4%	—	0.7%
Net loss	(16.4)%	(7.5)%	(30.4)%	(5.9)%

Net Sales:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2003	2002		2003	2002
Net Sales (in thousands)	$37,114	$17,110	116.9%	$95,639	$54,952	74.0%

Net sales consist of sales of product, software licenses and services. Net sales increased by $20.0 million to $37.1 million in the third quarter of fiscal 2003 from $17.1 million in the corresponding quarter of fiscal 2002. The third quarter’s revenue of $37.1 million in fiscal 2003 is the first full quarter including revenue from the sale of Datum and TrueTime products.

Of the $37.1 million in revenue for the quarter, $26.3 million was from our Telecom Solutions Division which is made up of $18.2 million from our wireline products, $6.0 million from our wireless/OEM products, $1.1 million from contract manufacturing and $1.0 million from global services. It also includes $10.3 million in sales from our recently acquired products in the Timing, Test and Measurement Division and $0.2 million in sales from products in the Trusted Time Division. Finally, our Broadband Networking Division had revenues of $0.3 million.

In the first nine months of fiscal 2003 net sales increased 74.0% to $95.6 million from $55.0 million. The increase in net revenue for both the quarter and fiscal year to date periods is primarily attributable to our acquisitions of TrueTime and Datum in October 2002.

Gross Margin:

For the quarter ended March 31, 2003, we reclassified our amortization of product-related technology intangibles from operating expenses to costs of sales. Prior periods have also been reclassified for consistency. The amortization of intangible assets relates to certain products and technology that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. This reclassification allows the amortization to better reflect the nature of these expenses.

Gross margin as a percentage of net sales was 37.8% in the third quarter of fiscal 2003 compared to 38.4% in the same period of the prior year. The 0.6% decrease is comprised of a 0.9% decrease from higher amortization of purchased technology in 2003 due to the Datum and TrueTime acquisitions, a 0.4% decrease due to integration and restructuring charges included in cost of goods, which were partially offset by a 0.7% margin improvement for all other costs. Gross margin in the first nine months of fiscal 2003 was 36.6% or a 0.3% decrease versus the same period in the prior year. On a year-to-date comparison, higher amortization of purchased technology and integration and restructuring charges account for a 1.4% gross margin decline compared to the same period in the prior year. All other cost of goods is improved 1.1% as a percentage of sales versus the same period in the prior year.

Operating Expenses:

Research and development:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2003	2002		2003	2002
Research and development expense (in thousands)	$6,396	$3,036	110.7%	$15,366	$8,477	81.3%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $6.4 million during the third quarter of fiscal 2003 compared to $3.0 million for the corresponding period of fiscal 2002. The overall increase in absolute dollars in the research and development expense was due to the acquisition of TrueTime and Datum. On a proforma basis (assuming the acquisition had taken place as of July 1, 2001, see Note 4 to Financial Statements), research and development expenses for Symmetricom, Datum and TrueTime for the third quarter of fiscal 2002 was $7.0 million. The $0.6 million decrease from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 is due to reductions in force made prior to and since the acquisitions of Datum and TrueTime. As a percentage of net sales, research and development decreased to 17.2% in the third quarter of fiscal 2003 compared to 17.7% in the corresponding period of fiscal 2002. This decrease is due to spending reductions previously mentioned.

Research and development expenses were $15.4 million in the first nine months of fiscal 2003 or 16.1% of net sales compared to $8.5 million, or 15.4% of net sales, in the corresponding period of fiscal 2002. The overall increase is attributable to our acquisitions of Datum and TrueTime.

We believe that a significant level of research and development is required to remain competitive in the long-term and we expect to continue to commit substantial resources to product development in future periods, despite the current difficult economic environment.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2003	2002		2003	2002
Selling, general and administrative, including amortization of intangible assets (in thousands)	$14,204	$6,225	128.2%	$34,649	$18,793	84.4%

Selling, general and administrative expense including the amortization of intangibles consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities department and part of the amortization expenses of our intangible assets. These expenses increased 128.2% to $14.2 million for the third quarter of fiscal 2003 compared to $6.2 million for the third quarter of fiscal 2002. This increase is attributable to our acquisitions of TrueTime and Datum. On a proforma basis (assuming the acquisition had taken place as of July 1, 2001, see Note 4 to Financial Statements), selling, general and administrative expense for Symmetricom, Datum and TrueTime for the third quarter of fiscal 2002 was $14.9 million. The decrease of $0.7 million compared to the third quarter of fiscal 2003 is due to reductions in force made prior to and since the acquisitions of Datum and TrueTime. As a percentage of net sales these expenses were 38.3% in the third quarter of fiscal 2003 compared to 36.4% for the corresponding quarter of fiscal 2002. The increase is due primarily to our acquisitions of Datum and TrueTime.

Selling, general and administrative expenses, including the amortization of intangibles, increased 84.4% to $34.6 million for the first nine months of fiscal 2003 compared to $18.8 million for the corresponding period in fiscal 2002. As a percentage of net sales these expenses were 36.2% for the first nine months of fiscal 2003 compared to 34.2% for the first nine months of fiscal 2002.

The amortization of intangible assets in operating expenses relates to certain assets that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. Amortization of intangibles increased to $0.2 million in the third quarter of fiscal 2003 from $0.1 million in the corresponding quarter of fiscal 2002.

Integration and restructuring charges:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Integration and restructuring charges (in thousands)	$2,244	—	$3,264	$409

During the third quarter and the first nine months of fiscal 2003, we recorded integration and restructuring charges of $2.2 million and $3.3 million, respectively, in acquisition-related costs and other restructuring expenses. These include merger related costs incurred for proxy solicitation, employee travel, consulting services, financial system consolidation, facility consolidation, legal, financial advisory fees and severance costs in connection with workforce reductions in our Broadband Networking Division.

In connection with the acquisitions of Datum and TrueTime which both closed in October 2002, we recently revised our operating focus. We have reviewed strategic alternatives with regard to the Trusted Time Division, which may result in reducing all or a portion of our ownership in this business before the end of the fiscal fourth quarter. These actions may impair some or all of the $12 million in goodwill associated with this business as well as result in certain other restructuring costs related to this business. Trusted Time is currently not profitable. In addition, we are pursuing plans to further consolidate manufacturing facilities acquired in the acquisitions and reduce future manufacturing and operating costs. We anticipate that additional charges will be incurred over the next year to consolidate the two manufacturing locations into one.

A substantial number of stock options held by our officers and other employees have exercise prices well in excess of the current market price of our common stock and its recent trading ranges. As a result, we are considering various alternative methods of motivating our officers and other employees, including a possible voluntary exchange program whereby officers and other employees would have a one-time opportunity to surrender eligible out-of-the-money options to us in exchange for cash and/or restricted stock. If we complete such a program, we will incur a compensation charge which may be significant.

Impairment of goodwill:

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

We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Acquired in-process research and development expenses:

During the third quarter we did not have purchased in-process research and development expense. However, during the first nine months of fiscal 2003, we allocated $1.6 million to purchased in-process research and development expense. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represented $1.2 million from Datum and $0.4 million from TrueTime. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

Gain (loss) on equity securities:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2003	2002		2003	2002
Gain (loss) on equity securities (in thousands)	—	$(284)	—	$(450)	$1,487	(130.3)%

During the third quarter of fiscal 2003 we did not record any gains or losses on equity securities. However, we recorded a $0.5 million loss during the first nine months of fiscal 2003 from the sale of all our investments in the common stock of Brocade, Inc., and Parthus, Inc. We no longer have corporate equity securities. During the first nine months of fiscal 2002, we had recorded a gain of $1.5 million on the sale of stock of Brocade, Inc.

Interest Income:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2003	2002		2003	2002
Interest Income (in thousands)	$158	$244	(35.2)%	$516	$1,064	(51.5)%

Interest income decreased 35.2% to $0.16 million during the third quarter of fiscal 2003, compared to $0.24 million during the third quarter of fiscal 2002. The decrease in interest income was primarily the result of a decrease in our short-term investments as well as lower average interest rates during the third quarter of fiscal 2003 compared to the corresponding period during fiscal 2002. At the end of fiscal 2002 we had approximately $1.6 million in short-term investments. Currently we have approximately $0.7 million in short-term investments. Our short-term investment portfolio had previously consisted of equity securities and other short-term marketable securities. Interest income for the nine months of fiscal 2003 decrease 51.5% to $0.5 million compared to $1.1 million in the nine months of fiscal 2002.

Interest Expense:

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained constant at $0.2 million and at $0.5 million in the third quarter and first nine months of fiscal 2003 and in the corresponding periods of fiscal 2002.

Income Taxes:

Our income tax benefit was $2.7 million and $6.5 million in the third quarter and first nine months of fiscal 2003, respectively, compared to a tax benefit of $1.2 million and $1.7 million during the corresponding periods of fiscal 2002. Our effective tax rate (our income tax benefit as a percentage of our pre-tax loss) for fiscal 2003 is estimated to be approximately 20%. The goodwill impairment loss of $15.3 million and the write-off of acquired in-process research and development of $1.6 million, for which we received no tax benefit, reduced our effective tax rate. Without the goodwill impairment loss, the full year effective rate is estimated to be approximately 31%. Our fiscal 2003 effective tax is also affected by the percentage of qualified Puerto Rico earnings. A significant portion of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we incurred a net loss of $6.1 million, or $0.14 per share, in the third quarter of fiscal 2003 compared to net loss of $1.3 million, or $0.06 per share, during the same period of fiscal 2002. For the nine months ended March 31, 2003 we incurred a net loss of $29.0 million, or $0.87 per share. During the nine months ended March 31, 2002, we incurred a net loss of $3.3 million, or $0.14 per share.

Liquidity and Capital Resources

As of March 31, 2003, we had a combined cash balance of cash and cash equivalents and short-term investments of $32.4 million, a decrease of $21.7 million from June 30, 2002. We also carry $3.4 million of restricted cash. Of which, $3.0 million is set aside by the Company to back up our line of credit, while the remaining $0.4 million represents the remaining proceeds of the Massachusetts industrial development bond. Our total capital commitments outstanding at the end of March 31, 2003 were $0.6 million. Days sales outstanding in accounts receivable was 53 days at the end of March 31, 2003 an increase from 48 days at June 30, 2002. This increase is attributable to the acquisitions of Datum and TrueTime.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures in fiscal 2003.

On January 17, 2003, we amended Datum’s credit facility with Wells Fargo Bank. The credit facility was extended in February 2003. The credit facility included a line of credit for $2.9 million to be used as a back up for letters of credit. In the fourth quarter of fiscal 2003, we plan to set up a new, asset-backed line of credit and move the $3.0 million of restricted cash back to operating cash.

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

As part of the merger with Datum, we converted a warrant to purchase common stock of Datum that was held by UBS Warburg into a warrant to purchase 477,235 shares of our common stock at an exercise price of $4.53 per share. The warrant expires in September 2003; and as of March 31, 2003 had not been exercised.

As part of the merger with TrueTime we converted a warrant to purchase common stock of TrueTime that was held by C.E. Unterberg, Towbin into a warrant to purchase 87,394 shares of our common stock at an exercise price of $12.59 per share. This warrant expires in December 22, 2004; and as of March 31, 2003 had not been exercised.

During the second quarter of fiscal 2002, we issued warrants to Telmax Communications Corporation in connection with the acquisition of certain assets and key products to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share. The fair value of the warrants issued in this transaction that was recorded as a part of the purchase price was $0.8 million and was calculated using the Black-Scholes option-pricing model. These warrants expire October 3, 2006, and as of March 31, 2003 had not been exercised.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 during the first quarter of fiscal 2003. There was no impact on the Company’s financial statements as a result of adopting SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company. The Company adopted Interpretation No. 45 effective for the quarter ended December 31, 2002 and the applicable disclosures have been made.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ended after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 for the quarter ended December 31, 2002 and the applicable disclosures have been made.

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

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue shortfalls;

•	goodwill impairment charges related to the acquisitions;

•	the global SARS (severe acute respiratory syndrome) epidemic;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields;

•	our ability to manage the level and value of our inventories;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry; and

•	reduced rates of growth of telecommunications services and high-bandwidth applications.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $6.1 million for the quarter ended March 31, 2003. We cannot assure you that we will be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

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

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, is experiencing a general economic downturn. We do not know when or if the telecommunications markets will recover. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. A customer seeking bankruptcy protection can result in our not receiving payment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. No customers accounted for 10% or more of our net sales during the third quarter of fiscal 2003, whereas one customer accounted for 13.1% of our net sales during the third quarter of fiscal 2002. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. For example, our sales to one customer were $0.3 million in third fiscal quarter of fiscal 2003 compared to $1.4 million in the corresponding quarter of fiscal 2002. A relatively small number of customers have also historically accounted for, and are expected to account for, a significant portion of the net sales in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 12% of our net sales for the nine months ended March 31, 2003 were made either to United States government agencies or indirectly to United States government agencies through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

Our failure to achieve and sustain profitability with respect to our emerging businesses could negatively impact our operating results and our cash resources

Our Broadband Networking Division and Trusted Time Division have limited histories of operation. Both these divisions have incurred operating losses since their inception. The Broadband Networking Division and the Trusted Time Division are developing products for emerging markets, and will require further cash investments to reach profitability. If we fail to achieve and sustain profitability in these divisions in a reasonable time period, or if the losses in the divisions are larger than anticipated, our operating results and cash resources will suffer.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the recently completed acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions of TrueTime and Datum, and our future acquisitions, involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may overestimate the revenue and profits that we expect the acquired businesses to generate;

•	we may overestimate the cost savings to be obtained from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may encounter difficulties in entering markets in which we have no or limited prior experience;

•	we may be unable to retain key employees of the purchased organizations;

•	our stockholders may be diluted if we pay for the acquisition with equity securities;

•	our stock price may suffer if the former stockholders of Datum, TrueTime or any of the other acquired companies dispose of significant numbers of shares of our common stock that they receive in the acquisition within a short period of time;

•	we may experience difficulties in combining the complex ERP (enterprise resource planning) systems of Symmetricom, TrueTime and Datum; and

•	third parties who have decided against pursuing legal claims against us or an acquired entity prior to the acquisition may, in light of our increased revenues and size of operations resulting from the acquisition, revise their assessments and decide to pursue their claims.

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

A manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these claims cannot be determined at this time. The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners claims and any related governmental action may expose us to material liability and could significantly harm our business.

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

We and our customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses. If we fail to maintain satisfactory compliance with these regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of its operations or portions of our operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. If we fail to adequately address any of these regulations, our business may suffer.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 34% of net sales during the third quarter of fiscal 2003 compared to 44% of net sales during the corresponding quarter of fiscal 2002. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•	foreign currency fluctuations;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	the global SARS (severe acute respiratory syndrome) epidemic;

•	export restrictions;

•	longer payment cycles;

•	unexpected changes in regulatory requirements or tariffs;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors; and

•	reduced or limited protection of intellectual property rights and political and economic instability.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2003, we had short-term investments of $0.7 million. Currently our short-term investment portfolio consists only of deferred compensation plan assets. Historically, however, our investment portfolio has consisted of debt and equity securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our debt and investments, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2003, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. We have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.8 million with the United Kingdom and $2.2 million with Germany at March 31, 2003, a hypothetical 10% adverse change in sterling and euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

Notwithstanding the foregoing analysis of the direct effects of interest rate and currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on our business. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the United States, foreign and global economies, which could materially harm our business.

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

Part 2.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is disclosed in Note 14 of Notes to the Consolidated Financial Statements set forth in Item 1 of Part 1, above. The text of such note is incorporated by reference.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibits
10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of January 17, 2003, by and between Datum Inc. and Wells Fargo Bank, National Association.

10.2	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of March 15, 2003, by and between Symmetricom, Inc. and Wells Fargo Bank, National Association.

10.3	Service Agreement, by and between the Company and Eric van der Kaay.

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K:

On January 1, 2003, the Company filed a current report on Form 8-K under Item 9 (“Regulation FD Disclosure”) reporting that certain of the officers of the Company planned to present a slide show to investors in various presentations commencing January 7, 2003. In addition, the Company filed under Item 7 (“Financial Statements and Exhibits”) the following exhibit: “Slide show presentation regarding information about the Company and its industry.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE:	May 14, 2003	By:	/S/ THOMAS W. STEIPP

Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE:	May 14, 2003	By:	/S/ WILLIAM SLATER

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/S/ WILLIAM SLATER

William Slater Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Index of Exhibits
10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of January 17, 2003, by and between Datum Inc. and Wells Fargo Bank, National Association.

10.2	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of March 15, 2003, by and between Symmetricom, Inc. and Wells Fargo Bank, National Association.

10.3	Service Agreement, by and between the Company and Eric van der Kaay

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.