Form 10-K
period 2003-06-30
SYMMETRICOM INC
filed 2003-09-23
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2002, as reported on the Nasdaq National Market was approximately $177,422,646. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2003, there were approximately 42,852,239 shares of Registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2003

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the broadband access market and the professional services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies we acquire, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results.”

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

TimeSource, SMARTCLOCK, and BesTime are our registered trademarks. GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider and TimeScan are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.     Business

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect Symmetricom.

Overview

Symmetricom is a leading supplier of precise timing standards to industry, government, utilities, research centers, and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing elements and business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase performance and efficiency in today’s evolving communications environment.

Acquisition of TrueTime, Inc.

In March 2002, we announced our proposed acquisition of TrueTime, Inc. (“TrueTime”), a provider of precision time and frequency products for government and commercial applications, and completed the acquisition in October 2002. We believe that the addition of TrueTime’s GPS-based technology and products will allow us to expand our customer base, add new distribution channels and strengthen our competitive position in both the government and commercial markets.

Acquisition of Datum, Inc.

In May 2002, we announced our proposed acquisition of Datum, Inc. (“Datum”), a leading supplier of high performance synchronization, time and frequency products, and completed the acquisition in October 2002. We believe that the addition of Datum’s technical expertise in atomic clock technologies and its vertical manufacturing capabilities will enable us to satisfy our customers’ needs better. We also believe that we will strengthen our capability to develop, service and support an expanded suite of products for a larger, more diverse customer base.

With the acquisitions of Datum and TrueTime, we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM (original equipment manufacturer) Products, Broadband Networking, and Global Services. The fifth reportable segment is our Timing, Test and Measurement Division. Information as to net sales and gross profit margin attributable to each of our five reportable segments for each year in the three-year period ended June 30, 2003, is contained in Note O of our notes to the consolidated financial statements.

Telecom Solutions Division

Our network products synchronize the flow of information (such as voice, video and data) in telecommunications networks. As an innovator in the development of synchronization equipment, we continue to pioneer the development of cesium, rubidium, the Global Positioning System (GPS), Code Division Multiple Access (CDMA), and advanced control algorithms in our products to improve the performance and operability of the telecommunication infrastructure. In 2003, we integrated our Symmetricom and Datum product lines to present a full suite of intelligent synchronization systems to our customers, including the TimeHub 5500, SSU 2000, TimeSource, TimeCesium, TimePictra and TimeScan. Toward the latter part of the fiscal year, we introduced the TimeProvider; the first product engineered by the merged team. The TimeProvider is the world’s first Node Clock and is positioned to operate to the requirements of the access layer of the network.

We consolidated our Broadband Networking Division into the Telecom Solutions Division so that the new Broadband Networking segment could market its portfolio of business-class digital-subscriber line (DSL) products using the marketing and sales organizations of the Telecom Solutions Division. The Broadband Networking segment’s product suite crossed the $1M revenue mark in the fiscal year ended June 30, 2003.

The Symmetricom Global Services (SGS) segment provides services for all our product lines and continued growing its business during this fiscal year by expanding its product offerings for the Telecom Solutions Division with innovative new services such as Sync Office Audits and Spares Support. In addition, SGS rolled out new support services for Broadband products and expanded existing services to the enterprise and government customer base in the Timing, Test and Measurement Division. SGS continues to add new customers globally and to work closely with customers to deliver service products customized to meet their needs.

Timing, Test and Measurement Division

Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for a wide variety of applications to the aerospace, defense, enterprise, test and measurement marketplaces. Products include synchronized clocks, network time servers, network displays, time code generators, computer plug-in cards and primary reference standards such as Cesium Frequency Standards and Active Hydrogen Masers. Customer applications include frequency synchronization, synchronizing computer networks and calibration of lab equipment. To support both a diverse customer and product base, the division has built strong application engineering capabilities that allow us to tailor our standard product platforms to our customers’ unique system requirements.

Throughout the past fiscal year the division has focused on integrating the combined value of the Datum and TrueTime product portfolios while optimizing our cost structure by reducing significant product overlaps. We believe that these initiatives, coupled with recent upgrades to core product platforms and the depth of technical resources afforded by the Datum and TrueTime acquisitions, have built a strong foundation for our future that will enable us to significantly extend our reach. Product releases in the last fiscal year included our new Xli platform, which provides increased flexibility and functionality to our sync clock product line, synchronization management tools for enterprise customers and a new line of low cost network displays. Customer demand during the past fiscal year was characterized by flat capital spending in enterprise markets due to a sluggish economy, balanced by relatively strong demand for instrumentation products related to increases in defense spending for ongoing military operations. Key customers include Northrop Grumman, Lockheed, Boeing and various military procurement and service agencies.

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. Our principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and our telephone number is (408) 433-0910.

We maintain a website located at www.symmetricom.com. We make available, free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it to, the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The markets served by Symmetricom include: wireline and wireless telecommunications synchronization, broadband access and timing, test and measurement instrumentation for aerospace, defense, enterprise and power utilities.

The past two fiscal years have posed a tremendous challenge to the telecommunications industry. Carriers and service providers have struggled with rapid changes in their customer base, high customer turn-over, evolving business models, continuing changes in the regulatory environment and changing service demands. Carriers and service providers continue to scrutinize their capital expenditures closely and continue to focus on leveraging their investments. In this environment, efficient use of the existing infrastructure becomes critical to the service provider’s success.

The time and frequency industry may be divided into the following markets: wireline infrastructure (systems), wireless/OEM, broadband access and timing, test and measurement.

Wireline Infrastructure (Systems) Market

The wireline infrastructure market includes local, long distance, and international telecommunications service providers and carriers. Customers in this market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph (PTTs), competitive local exchange carriers (CLECs), other telephone companies and cable companies. Demand from most of this sector has substantially declined as network service providers continue to decrease their capital spending. In the United States, there is continued uncertainty regarding telecommunication de-regulation policies, and this uncertain environment has contributed to the reduced spending by service providers. We believe that the need to make networks efficient in operations, the need for greater reliability, and the demand for better quality of service in the infrastructure will enhance the need for synchronization. Further, new wireless technologies require higher quality synchronization in the network infrastructure and as these new technologies are deployed we expect to see increasing demand for synchronization. However, the adoption of such new technologies may occur slowly.

Wireless/OEM Market

Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. Without proper synchronization, signal degradation resulting from this process of segmentation and reassembly may result in dropped calls and loss of data, thereby decreasing network efficiency and capacity. Furthermore, certain engineering requirements demand a level of synchronization in order to support a greater number of callers simultaneously. As wireless networks evolve in technology from second generation (2G) to the third generation (3G) applications, precise timing requirements will become more important for acceptable performance.

The Federal Communications Commission (FCC) has taken action over the past several years to improve the quality and reliability of “911” emergency services for wireless phone users. The FCC requires that wireless carriers provide basic “911” services, and has ordered wireless carriers to adopt a schedule for deployment of enhanced “911” (E911) services by December 31, 2003 and implement E911 service per FCC requirements. E911 services include wireless location technology, which helps emergency services personnel locate and provide assistance to wireless “911” callers much more quickly. We believe that E911 services may also require precision timing products.

Broadband Access Market

There are over 40 million DSL lines in service today and broadband access continues to be a major growth area for carriers worldwide. The demand for bandwidth from businesses continues to grow steadily, and broadband service providers have focused on meeting the increased demand by more efficiently utilizing their existing infrastructure. Symmetricom’s GoWide family of broadband access products allow carriers to offer enhanced high-speed data services to their business customers through their existing DSL infrastructure. In addition, we believe that our precision timing products are an important element in helping broadband service providers increase the efficiency of their networks to meet the increase in demand for access bandwidth.

Timing, Test and Measurement Market

Time and frequency instruments are important for expanding government and commercial communications systems of wireline, wireless, satellite and computer network technologies, as well as for synchronizing critical infrastructures such as the U.S. power distribution grid. The increase in demand for precision timing is due in part to the growth in communications and computer network systems worldwide. Growth in data, voice and video transmissions on these networks is anticipated to lead to an increased demand for substantial bandwidth compared to traditional voice traffic. We believe that the current trend of integrating wireline, wireless, satellite and computer network systems and the wide-spread growth of the Internet and e-commerce will lead to increased demand for precision time and frequency products as more data crosses these networks. In addition, we believe the network centric activities within private and public businesses that are installing, growing or maintaining Internet Protocol networks of computer servers and clients will also drive growth in the demand for time and frequency products. While this market has experienced slower growth over the past two years, the installed worldwide base of local area networks and the sheer numbers of new servers and clients installed each year, coupled with increasingly demanding applications, make this a growth opportunity for us. Information control in the network as well as applications support requiring synchronized time of day on a secure IP infrastructure are driving the implementation of accurate network time appliances on the network. We believe these trends will continue and will drive future growth in the demand for network based time and frequency products and services.

Products

We provide infrastructure solutions for the global communications market. We are a leading provider of synchronization, timing, and frequency solutions. The following discussion includes products from each of our five segments: wireline products, wireless products, broadband access products, global services and timing, test and measurement products.

Wireline Products

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (voice, video, data etc.) throughout the network. For these networks to function efficiently, it is essential that each network be synchronized and individual nodes within the network operate within very precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference to enable digital switching and transmission systems to operate at a common, or synchronized, clock rate, therefore minimizing signal degradation and reducing errors in the transmission of data throughout a network.

Our core wireline (systems) products are built on atomic clock technologies (such as cesium and rubidium) and GPS. The products belong to one of three classes:

•	Primary Reference Sources (PRSs): Consists of the GPS based TimeSource family, and the cesium-based TimeCesium.

•	Building Integrated Timing Supplies (BITS) or Stand Alone Synchronization Equipment (SASE): The versatile SSU 2000 and the carrier class TimeHub, both intelligent sync distribution systems.

•	Element Management Systems: TimePictra, the carrier class HP-UX based system and the PC-based TimeScan system.

In addition to these classes, we introduced TimeProvider, the industry’s first node clock (hybrid SASE & PRS), which is planned to bring synchronization to the edge of the telecommunications network.

Wireless Products

The primary use of our wireless products is within wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require very high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA2000 or Wideband CDMA and the governing standards that apply. For example, in CDMA, most manufacturers require GPS for every base station with either a high performance quartz or Rubidium oscillator. In addition, E911 and similar location based services require technology that utilizes accurate timing (typically derived from GPS) for the location measurement unit (LMU) products.

These solutions are also available to other communication applications requiring very high precision frequency and timing information, such as digital television transmission, HDTV, and instrumentation.

Specific products we provide are:

•	Rubidium atomic oscillators with various performance levels.

•	GPS accessory components, which include receiving antennas, timing antennas, splitters, amplifiers, and lightning protectors.

•	Sub-system cards or modules used within another manufacturer’s equipment such as wireless base stations, or broadband wireless solutions. These are customized per manufacturer, using a combination of GPS, quartz oscillators, Rubidium atomic oscillators, input/output signals, and control algorithms. Some of the control algorithms are contained in our BesTime technology. We also offer standard GPS sub-systems, such as Starloc, Starlite, Falcon and Globalsync.

In fiscal 2003, we released a new SmartSplitter developed to provide a GPS signal to multiple GPS receivers for E911 (and other location based services) and to the base stations located within a cell site. In addition, we had design wins for products across the globe for wireless base stations, broadband wireless, digital video broadcast, and private local area networks.

Broadband Access Products

We released GoWide 2.3, 4.6 and 9.2 Symmetrical High-speed Digital Subscriber Line (SHDSL) modems targeted at the business Internet market. Carriers are moving to offer “premium DSL” services delivering higher symmetrical-speeds, and enhanced routing and security capabilities. These products deliver high value features demanded by small to medium sized businesses requiring increased data bandwidth.

We have launched a new line of SHDSL based network termination units targeted at lease line services. Incumbent carriers are moving transport of traditional data services away from legacy equipment to new infrastructure equipment in order to lower their operational costs, and alternate carriers are moving to deliver cost effective competitive services over their ATM based Digital Subscriber Line Access Multiplexers (DSLAMs). Our GoWide network termination units provide private line and frame relay services over SHDSL utilizing the carrier’s ATM network. Our GoWide SHDSL portfolio offers increased data rates, greater reach, and enhanced spectral compatibility when compared to legacy transport technologies.

Symmetricom Global Services

Our Global Services provides lifecycle services for all Symmetricom product lines. Services products fall into five main categories:

•	Engineering and installation offerings that help customers implement new Symmetricom product purchases.

•	Operations and growth support programs like Sync Office Audits assist customers in maintenance of their sync networks to avoid service outages, ensure diversity and identify system capacity.

•	Maintenance offerings are designed to help customers minimize staff and expenses necessary for ongoing support of their Symmetricom products. These include 24 x 7 technical support, traditional return-to-factory repair services and on-site repair labor. Innovative new offerings such as our Spares Support contract are proving to be an attractive alternative to traditional spares and repair programs.

•	Training, certification programs and professional development courses enable customer personnel to successfully utilize and maintain our products. These programs are also available under license for customers who maintain their own training centers.

•	Consulting and other professional services assist customers in planning new networks, developing growth or disaster recovery plans and documenting support for business cases.

Timing, Test and Measurement Products

We offer a wide variety of precision time and frequency products upon which we have built a reputation for quality and diversity. Our products can generally be divided into the following broad categories:

Precise Time and Frequency Products—We manufacture precision time products that allow our customers to keep accurate time within 40 billionths of a second. In many ways, our precise time products are similar to clocks and stopwatches—our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy of our clocks in perspective, a clock which accumulates a 40 billionth of a second time error over a 24 hour period will require more than 500,000 years to accumulate an error of one second.

Quartz-based clocks are subject to numerous physical factors that affect the overall clock accuracy and stability, including temperature changes and aging. We rely upon GPS as a timing reference for continuously disciplining our oscillators, the fundamental component that determines the accuracy of our time and frequency products. GPS provides 24-hour worldwide coverage that is not affected by weather conditions. The coverage of the 24 satellites in six near-polar orbits together with numerous ground monitoring/verifying stations produces a readily available and highly accurate timing reference. However, GPS navigation receivers tend to deliver compromised results when used as a time and frequency receiver. To overcome this shortcoming in a standard GPS receiver, we have developed proprietary receiver technology optimizing time and frequency that utilizes commercially available GPS electronics. For our older products utilizing a standard GPS receiver, we employ proprietary algorithms and firmware to extract optimal accuracy and stability from the clock measurements provided by the GPS core receiver. We believe our products contain superior oscillator disciplining technology that enables us to offer extremely accurate quartz oscillator timing products.

Computer Plug-In Cards—We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with very common bus components. Aside from providing accurate time measurement, these cards can provide a variety of time and frequency and other time outputs and functions, as well as time transfer for synchronization. Currently, plug-in cards connected by cables provide one of the easiest and most accurate ways to synchronize the clocks of two or more computers. We also offer software development tools to speed the integration of these cards into software applications, which may save software developers significant time and money.

Computer Network Time Servers—We manufacture several products for computer network time distribution. These products provide an extremely powerful and efficient manner in which to bring entire networks of computers into precise time synchronization. Designated computers run programs in the background that periodically adjust the time of each local computer to that of the time server. As a result, we believe that network synchronization of thousands of computers to an accuracy of a second or less is achievable using these products. With the pervasive growth of the Internet and e-commerce and increasing electronic transactions, we believe that the demand for such synchronization products will increase.

Time Code Products—We offer a wide variety of time code generation, translation and synchronization products, including timing output options for our precise clocks. A time code is a data format for recording and processing time measurements. Time codes arose from the need to synchronize the instruments used to monitor the many aspects of a real time weapons test and to share the collected data with others monitoring the same test at different locations. Time codes provide the digital data format necessary for computers to transfer and correlate encoded time data among computers in a highly accurate manner.

Time Displays—We manufacture a variety of time displays. These one-half-inch to four-inch light-emitting diode, or LED, displays often present a variety of information including the time of day, frequency information regarding system electrical current, or “countdown-to-launch” arrays. In many cases, the display is sold as an accessory to a precision clock to display the precise time in an instrument rack or control room.

Precision Frequency References—Precision Frequency References form the basis of absolute time and frequency in many systems and applications. Our products include active hydrogen masers, cesium frequency standards, rubidium frequency standards and quartz frequency standards. Our primary reference source instruments provide stand-alone dependability, ease of use, and ease of installation which make them suitable for the critical time or frequency systems found in telecommunications timing, calibration and metrology laboratories, satellite tracking stations and space based master time standards.

Space, Defense and Avionics—We offer products that use cesium, rubidium and quartz technologies for a wide range of uses, whether it is a defense related mobile terrestrial or airborne platform, or a satellite platform in space. We provide rugged and militarized quartz and atomic clock platforms for the most demanding military satellite applications. For applications such as an F-22 fighter plane our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs. Small size, low power demand, fast warm-up capability, superior stability and superior spectral purity make these devices suitable for critical and tactical aerospace applications like radio navigation, satellite transmission, and tracking and guidance systems.

Sales and Marketing

We sell our products directly to customers and through domestic and international distributors and systems integrators. In the United States, our wireline, wireless and broadband access products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable television operators, internet service providers (ISPs) and OEMs. Our instrumentation products are primarily sold through third party manufacturer sales representatives and enterprise products are sold through an internal telesales channel.

Internationally, we market and sell our products to telecommunications service providers through our sales force, independent sales representatives, distributors and system integrators. As of June 30, 2003, we employed a sales and marketing force of 137 people including 94 employees in domestic sales, 17 employees in international sales, and 26 employees in marketing.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions and internal security to establish and protect our proprietary rights. As of June 30, 2003, we have 30 United States patents, 22 international patents and 57 pending patent applications covering certain technology used by our operations. The 30 United States patents issued expire between April 2004 and October 2021. All of our issued international patents will expire between July 2015 and April 2020. In addition, we use technology licensed from others. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Manufacturing

Our manufacturing process for standard products consists primarily of in-house electrical assembly and test performed by our manufacturing sites in Aguadilla, Puerto Rico; Irvine, California; Beverly, Massachusetts; Tuscaloosa, Alabama and Hofolding, Germany (the Irvine, Beverly, Tuscaloosa and Hofolding sites are former Datum manufacturing facilities). In addition, custom and semi custom instrumentation products are developed, assembled and tested in Santa Rosa, California. All of our manufacturing facilities are certified and registered to the ISO 9001:2000 quality system standard. We plan to upgrade all facilities to the TL 9000 quality system standard in fiscal 2004.

Backlog

At June 30, 2003, our backlog was approximately $24.0 million compared to approximately $10.0 million at June 30, 2002. Backlog consists of customer orders that are expected to ship within the next 6 months. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.”

Key Customers and Export Sales

No single customer accounted for more than 10% of our net sales during fiscal 2003. In fiscal 2002, Verizon and Acterna Worldwide each accounted for 11% of our net sales. In fiscal 2001, Acterna Worldwide and Samsung accounted for 13.5% and 15.5%, respectively, of our net sales. Our export sales, which were primarily to Western Europe, Latin America, the Far East and Canada, accounted for 33%, 35% and 29% of our net sales in fiscal years 2003, 2002 and 2001.

Gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that such activities in international operations become more significant.

Competition

Competition in the telecommunications industry is intense. Many of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Larus, Inc. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our broadband access segment include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products exclusively for use in military applications, could enter commercial markets and compete directly with us. Competitors in our timing, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition.

Research and Development

As of June 30, 2003, we had 117 engineers and technicians directly involved in the design and development of our products. We also utilize domestic and international contractors to assist us in our research and development activities. We focused our development efforts in fiscal 2003 on the development of both hardware and software technologies. Our new product development program includes advanced bonding for the international standard referred to as G.SHDSL, integrated access devices, wireline and wireless synchronization and network management software. In fiscal years 2003, 2002 and 2001, our overall research and development expenditures were $21.5 million, $11.3 million and $12.9 million, respectively. We expensed all research and development expenditures as they were incurred.

Our primary product development centers are in San Jose, California; Santa Rosa, California; Irvine, California; Beverly, Massachusetts and Austin, Texas. In addition, the Company maintains manufacturing and industrial engineering capabilities at its Aguadilla, Puerto Rico production facility.

Government Regulation

The telecommunications industry is subject to government regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations, which set installation and equipment standards for newly installed hardware.

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

Employees

At June 30, 2003, we had 855 employees, including 509 in manufacturing, 117 in engineering and 229 in sales, marketing, service and general and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 2.	Properties

The following are our principal facilities as of June 30, 2003:

Location	Principal Operations	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration Date
Irvine, California	Manufacturing	46,000	July 2005
Irvine, California	Manufacturing (vacant)	67,000	July 2005
San Jose, California	Corporate Headquarters (partial sublease)	118,000	April 2009
San Jose, California	Administrative Office (vacant)	6,000	September 2005
Santa Rosa, California	Manufacturing/Administrative	70,000	December 2015
Santa Rosa, California	Manufacturing (sublease)	25,000	December 2008
Beverly, Massachusetts	Manufacturing	54,000	Owned
Lexington, Massachusetts	Administrative (vacant)	7,000	October, 2004
Austin, Texas	Administrative Office (for sale)	50,000	Owned
Tuscaloosa, Alabama	Manufacturing	5,000	March 2005
Hofolding, Germany	Manufacturing/Administrative	7,200	May 2005
Aguadilla, Puerto Rico	Manufacturing	86,000	February 2016

We have sublet approximately 34,000 square feet of our San Jose facility through March 2007 and approximately 25,000 square feet of our Santa Rosa facility through January 2005. We believe that our current facilities are adequate to meet our anticipated needs for the foreseeable future. In June 2003, we announced that our manufacturing operations in our Irvine facility would be consolidated into our Beverly, Massachusetts facility.

Item 3.	Legal Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of the premises in Austin, Texas that had previously been occupied by a Datum subsidiary, Austron, Inc., its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts will be successful, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect. We currently have an accrual of $126,000 regarding this obligation for ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material impact on our financial position and results of operations.

Item 4. Submission	of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Symmetricom

Following is a list of our executive officers as of June 30, 2003 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	54	Chief Executive Officer
William Slater	52	Chief Financial Officer and Secretary
Frederick B. Stroupe	60	Executive Vice President and General Manager
Elizabeth Withers	43	Executive Vice President and General Manager

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

Ms. Withers joined Symmetricom in October 2002 as the Executive Vice President and General Manager of the Timing, Test and Measurement Division. Prior to joining the company, Ms. Withers served as the President and Chief Executive Officer of TrueTime, Inc. where she held several key management positions dating from 1991 including Vice President of Operations, Operations Manager and Materials Supervisor. Ms. Withers also held management positions at Asea Brown Boveri, Delphian Corporation and Fortune Systems.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market, under the symbol “SYMM”. We had approximately 1,390 stockholders of record as of June 30, 2003.

The following table sets forth the high and low per share sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low
Year ended June 30, 2002
First Quarter	$15.09	$4.00
Second Quarter	8.90	4.29
Third Quarter	9.22	5.84
Fourth Quarter	7.00	2.94
Year ended June 30, 2003
First Quarter	3.87	2.54
Second Quarter	4.40	2.38
Third Quarter	5.04	3.05
Fourth Quarter	5.30	3.74

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Net sales	$132,049	$72,643	$152,668	$107,557	$76,915
Operating income (loss)	(46,047)	(11,141)	21,784	3,654	2,322
Earnings (loss) before income taxes	(46,500)	(8,973)	34,877	5,273	3,524
Earnings (loss) from continuing operations	(34,347)	(5,695)	28,824	5,043	2,784
Gain (loss) from discontinued operations(1)	(14,970)	410	506	—	(3,979)
Net earnings (loss)	(49,317)	(5,285)	29,330	5,043	(1,195)
Basic earnings (loss) per share from continuing operations(2)	(0.96)	(0.25)	1.23	0.22	0.12
Basic earnings (loss) per share from discontinued operations(2)	(0.42)	0.02	0.02	—	(0.17)
Basic net earnings (loss) per share(2)	(1.38)	(0.23)	1.25	0.22	(0.05)
Diluted earnings (loss) per share from continuing operations(2)	(0.96)	(0.25)	1.15	0.21	0.12
Diluted earnings (loss) per share from discontinued operations(2)	(0.42)	0.02	0.02	—	(0.17)
Diluted net earnings (loss) per share(2)	(1.38)	(0.23)	1.17	0.21	(0.05)
Total assets	233,890	130,310	155,403	134,669	106,320
Long-term obligations	10,057	6,574	7,184	7,679	8,069

(1)	Reflects amounts related to gains (losses) on discontinued operations. The Trusted Time Division was discontinued in 2003 and the Linfinity business was sold in 1999. The gain in 2001 is a result of a change in estimate of the selling expenses of the Linfinity business while the gain in 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.
(2)	Adjusted to reflect the effect of a three-for-two stock split in the form of a stock dividend on August 18, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Symmetricom is a leading supplier of precise timing standards to industry, government, utilities, research centers, and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing elements and business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase both performance and efficiency in today’s evolving communications environment.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs), and communications original equipment manufacturers (OEMs). With the addition of customers from TrueTime and Datum, we have entered into the government defense and industry sectors.

On October 4, 2002, we completed our acquisition of TrueTime. Each outstanding common share of TrueTime was converted into the right to receive 0.43697 of a share of Symmetricom common stock and cash of $0.84. All vested and unvested outstanding options to purchase TrueTime’s common stock were cancelled and surrendered in exchange for cash payment, which totaled $34,000 in the aggregate. The total consideration was approximately 2.6 million shares of our common stock and $5.0 million in cash. The acquisition of TrueTime was accounted for as a purchase.

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $230,000 in cash for the acquired assets and incurred direct acquisition costs of approximately $30,000. The net purchase price was allocated to tangible assets of $40,000 and existing technology of $220,000.

On October 29, 2002, we completed our acquisition of Datum. Each share of Datum common stock outstanding was converted into the right to receive 2.7609 shares of Symmetricom common stock. The aggregate consideration was approximately 17.4 million shares of our common stock in exchange for all of Datum’s outstanding equity interests. The acquisition of Datum is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of Internal Revenue code and was accounted for as a purchase.

In June 2003, we discontinued the operation of the Trusted Time Division and integrated the Broadband Network Division into the Telecom Solutions Division. The Trusted Time Division was acquired as part of the acquisition of Datum, Inc. in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. Certain charges related to the discontinuance of this operation, including a non-cash impairment charge for goodwill and intangibles associated with this business, were taken in the year.

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

Business Combinations

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

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities assumed to restructure the pre-acquisition TrueTime and Datum organizations are subject to change as management completes its assessment of the pre-acquisition operations and begins to execute the integration plan.

Revenue Recognition

Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products. Revenue from sales of product and software licenses is recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts which require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Warranty Reserve

Our standard warranty agreement is one year upon shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis. We offer extended warranty contracts on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a continuous review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be uncollected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold. During fiscal 2003, we charged $3.9 million to cost of goods sold to write down excess and obsolete inventory.

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

The carrying value of our net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. All of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Investments

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. During fiscal 2003, we concluded that our $0.2 million investment in Sarantel Ltd., a privately held company, was not realizable and the amount was recorded as a loss on equity investment. During fiscal 2002, we concluded that the decline in value of our investment in the common stock of Parthus Technologies plc (“Parthus”) had become not realizable. Accordingly, $1.0 million was recorded as a loss on equity investment, based on the quoted fair value of Parthus common stock on the date the impairment loss was recorded.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. We recorded a $14.7 million goodwill impairment in the second fiscal quarter 2003 and an $11.6 million goodwill impairment in the fourth fiscal quarter of 2003, as explained more fully in Note I of the notes to the consolidated financial statements. No impairment losses were recorded during fiscal 2002 based on these evaluations.

Option Repurchase and Exchange

On May 28, 2003, we commenced an offer (i) to purchase for cash from our eligible employees all outstanding stock options with exercise prices of $8.00 or greater that were granted under the Symmetricom 1999 Employee Stock Option Plan (the Symmetricom 1999 Plan) or the Datum, Inc. 1994 Incentive Stock Plan (the Datum Plan) and (ii) to exchange for shares of restricted stock under the Symmetricom 1999 Plan all outstanding options to purchase shares of our common stock held by certain of our officers granted under either the Symmetricom 1999 Plan or the Datum Plan with exercise prices of $8.00 or greater. Pursuant to the offer to purchase, we purchased and cancelled options to purchase an aggregate of 1.0 million shares of our common stock for an aggregate purchase price of $1.3 million. Pursuant to the offer to exchange, we exchanged and cancelled options to purchase an aggregate of 1.0 million shares of our common stock for an aggregate of 0.3 million shares of restricted stock.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations.

	Year ended June 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Gross profit	35.1%	35.6%	43.6%
Operating expenses:
Research and development	16.3%	15.6%	8.5%
Selling, general and administrative, including amortization of goodwill and intangibles	36.3%	34.5%	20.9%
Integration and restructuring charges	5.1%	0.8%	—
Impairment of goodwill	11.1%	—	—
Acquired in-process research and development	1.2%	—	—
Operating income (loss)	(34.9)%	(15.3)%	14.3%
Gain (loss) on sale of equity investments	(0.3)%	2.0%	7.4%
Interest income	0.5%	1.8%	1.6%
Interest expense	(0.5)%	(0.9)%	(0.4)%
Gain (loss) from discontinued operations, net of tax	(11.3)%	0.6%	0.3%
Net earnings (loss)	(37.3)%	(7.3)%	19.2%

Fiscal Years Ended June 30, 2003 and 2002

Net Sales

Net sales consist primarily of product and services sales. Net sales increased 81.8% to $132.0 million in fiscal 2003 from $72.6 million in fiscal 2002. The increase in net sales of $59.4 million was attributable to the acquisitions of Datum Inc. and TrueTime, Inc. in October 2002. Net sales in fiscal 2003 included $61.5 million in net sales from our wireline products segment, $30.0 million from our wireless products segment, $30.8 million from our timing, test and measurement segment, $1.0 million from our broadband network segment and $3.9 million from our global services segment.

The net sales increase of $59.4 million is comprised primarily of two components: an increase of $30.8 million for the timing, test and measurement segment sales which relates to the Datum and TrueTime acquisitions and an increase of $21.0 million in net sales for our wireless segment, also due to the Datum and TrueTime acquisitions. Sales increases in the wireline and global services segments also relate to the Datum and TrueTime acquisitions.

On a pro forma basis, including Datum and TrueTime, net sales in fiscal 2003 were $156.1 million as compared to the pro forma sales of $171.5 million in fiscal 2002, or a decrease of 9.0%, which was less than an estimated 13.0% decrease in capital spending for the North American wireline market for the same period.

Gross Profit

Gross profit increased 79.4% to $46.3 million in fiscal 2003 from $25.8 million in fiscal 2002. As a percentage of revenue, gross profit decreased 0.5% to 35.1% in fiscal 2003 from 35.6% in fiscal 2002. A decrease in gross profit percentage of 0.5% is primarily due to three items: integration and restructuring charges accounted for a decrease of 0.7%, increased amortization of product technology due to acquisitions accounted for a decrease of 0.6%, and write off of Telmax prepaid royalty accounted for a decrease of 0.4%. These decreases were partially offset by a 1.2% margin improvement due to sales volume. We expect gross profit as a percentage of net sales to increase in fiscal 2004 compared to fiscal 2003 due to structural changes made in fiscal 2003 following the Datum and TrueTime acquisitions.

Operating Expense

Research and development

Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 89.7% to $21.5 million in fiscal 2003 from $11.3 million in fiscal 2002. The dollar increase in research and development expenses is primarily due to spending for the products acquired in the Datum and TrueTime acquisitions. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products. We expect research and development expense to decline as a percentage of net sales in fiscal 2004 compared to fiscal 2003 due to reductions in headcount and expenses for the Broadband Network Division and due to headcount and expense reductions in San Jose, California; Austin, Texas and Irvine, California related primarily to the synergies from the acquisitions.

Selling, general and administrative, including amortization of intangible assets

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments. Selling, general and administrative expenses increased 88.7% to $46.7 million in fiscal 2003 from $24.8 million in fiscal 2002. This increase was due to our acquisitions of TrueTime and Datum. In fiscal 2003, we had a total of 229 employees in our selling, general and administrative departments, compared to 119 employees in fiscal 2002. We expect selling, general and administrative expenses to decline as a percentage of net sales in fiscal 2004 compared to fiscal 2003 due to actions taken in fiscal 2003 to reduce spending associated with overlapping product offerings resulting from the Datum and TrueTime acquisitions.

Integration and restructuring charges

During fiscal 2003, we recorded integration and restructuring charges of $6.7 million in acquisition-related costs and other restructuring expenses. These include acquisition related costs incurred for severance, facility and financial system consolidations, proxy solicitation, employee travel, consulting services, legal, and financial advisory fees. Other restructuring included severance costs related to the involuntary termination of 48 personnel from engineering, sales, marketing and administration in connection with workforce reductions primarily in our Broadband Networking Division. As part of the facility consolidation, we exited several of our leased buildings and have included the future lease payments, net of anticipated sublease revenue, in the charge.

We are pursuing plans to further consolidate manufacturing facilities acquired in the Datum and TrueTime acquisitions and to reduce future manufacturing and operating costs. We expect to cease all manufacturing in the Irvine, California facility before the end of fiscal 2004 and to move the majority of this production to our Beverly, Massachusetts facility. We anticipate that additional charges will be incurred over the next fiscal year to consolidate these two manufacturing locations into one.

Impairment of goodwill

We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with these acquisitions, we recorded an additional $72.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum, using a Symmetricom stock price of $6.20 and $5.69 per share, respectively. At the end of the second quarter of fiscal 2003 on December 31, 2002, when the Symmetricom stock price was $4.22, which represented a decline of 31.9% and 25.8% from the Symmetricom stock price as of the acquisition announcement dates for TrueTime and Datum, respectively, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the $14.7 million excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

We performed our annual goodwill impairment test as of June 30, 2003 and determined that goodwill was not impaired. However, due to the discontinued operations of the Trusted Time Division, we recorded an impairment charge of $11.6 million for goodwill associated with that division.

Acquired in-process research and development expenses

During fiscal 2003, $1.6 million of the purchase price of the Datum and TrueTime acquisitions was allocated to purchased in-process research and development expense based upon the values assigned to the acquisitions. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represented $1.2 million from Datum and $0.4 million from TrueTime. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore, the amount allocated to in-process research and development has been charged to operations.

Gain (Loss) on sale of equity investments

During fiscal 2003, we recorded a loss of $0.5 million in losses on equity investments. The loss was due to $0.3 million loss on the sale of Parthus Technologies plc common stock and a $0.2 million impairment of our investment in Sarantel Ltd. During fiscal 2002, we recorded a gain of $2.5 million from the sale of our investment in Brocade common stock. During fiscal 2002, we also concluded that the decline in value of our investment in the common stock of Parthus had become realizable. To determine that the decline in the value of our investment was realizable, we considered both the duration of the decline and the extent to which the market value of Parthus common stock was below our recorded cost basis in the common stock. Market value is determined based on the share prices as quoted on the NASDAQ National Market. Accordingly, $1.0 million was recorded as an impairment loss on investments.

Interest Income

Interest income decreased 53.4% to $0.6 million in fiscal 2003 from $1.3 million in fiscal 2002. This decrease was primarily due to a decrease in our short-term investments as well as lower average interest rates during fiscal 2003 compared to fiscal 2002.

Interest Expense

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense was $0.6 million and $0.7 million in fiscal 2003 and 2002, respectively. We do not expect a significant change in interest expense during fiscal 2004.

Income Tax (Benefit) Provision

Our income tax benefit was $12.2 million (effective tax rate of 26.1%) in fiscal 2003 compared to an income tax benefit of $3.3 million (effective tax rate of 36.5%) in fiscal 2002. The effective tax rate has fluctuated as a result of the impact of the write-off or impairment of non-deductible goodwill and the acquisition and disposition of business lines. Our effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006.

Gain (Loss) from Discontinued Operations, Net of Tax

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum Inc. in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2003, we recorded a $15 million loss, or $0.42 per share, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

During fiscal 2002, we recognized a $0.4 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity. This gain relates to the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. semiconductor subsidiary.

Net Loss

As a result of the factors above, we incurred a net loss of $49.3 million, or $1.38 per diluted share, in fiscal 2003 compared to a net loss of $5.3 million, or $0.23 per diluted share, in fiscal 2002.

Fiscal Years Ended June 30, 2002 and 2001

Net Sales

Net sales decreased 52.4% to $72.6 million in fiscal 2002 from $152.7 million in fiscal 2001. Net sales in fiscal 2002 included $57.7 million in net sales from our wireline products segment, $8.9 million from our wireless products segment and $3.7 million from our contract manufacturing segment. The decrease in net sales was primarily due to a decrease in capital expenditures by our major customers during fiscal 2002, a weakening demand for telecommunications equipment and a general downturn in the telecommunications industry.

Net sales in our wireline products segment decreased 47.8% in fiscal 2002 from fiscal 2001. Net sales of wireless products decreased 68.2% in fiscal 2002 from fiscal 2001. Net sales in our contract manufacturing segment decreased 57.0% in fiscal 2002 from fiscal 2001 and net sales in our global services decreased 13.7% in fiscal 2002 from fiscal 2001.

Gross Profit

Gross profit decreased 61.2% to $25.8 million in fiscal 2002 from $66.5 million in fiscal 2001. As a percentage of revenue, gross profit decreased to 35.6% in fiscal 2002 from 43.6% in fiscal 2001. The decrease in both absolute dollars and as a percentage of revenue was primarily due to a combination of lower sales and manufacturing levels, resulting in relatively higher overhead costs allocated to cost of goods sold. During fiscal 2002, our gross profit was also impacted by a $0.5 million restructuring charge to cost of goods sold for severance costs incurred in connection with the termination of employees within our manufacturing operations.

Operating Expense

Research and development

Research and development expense decreased 12.3% to $11.3 million in fiscal 2002 from $12.9 million in fiscal 2001. The dollar decrease in research and development expenses was primarily due to a reduction in discretionary expenditures throughout Symmetricom and management’s decision to provide a more concentrated focus on specific research and development projects.

Selling, general and administrative, including amortization of intangible assets

Selling, general and administrative expenses decreased 21.3% to $25.1 million in fiscal 2002 from $31.9 million in fiscal 2001. This decrease was primarily due to a reduction in headcount across all departments as well as a reduction in discretionary expenditures. In fiscal 2002, we had a total of 119 employees in our selling, general and administrative departments, compared to 129 employees in fiscal 2001.

Integration and restructuring charges

During fiscal 2002, we recorded $0.6 million for costs related to a reduction in workforce and a $0.5 million charge to cost of goods sold for expenses related to the termination of certain manufacturing employees. The charges were primarily comprised of severance costs for terminated employees. All expenses related to the termination of the employees were paid out during fiscal 2002. During fiscal 2001, we recorded a gain of $0.04 million. This was the result of a $0.10 million gain in connection with the sale of our Antenna business, offset by a $0.06 million charge related to severance costs incurred for a reduction in workforce during fiscal 2001.

Gain on sale of equity investments

During fiscal 2002, we recorded a non-recurring gain of $2.5 million from the sale of our investment in Brocade, Inc. common stock. During fiscal 2002, we also concluded that the decline in value of our investment in the common stock of Parthus Technologies plc had to be recognized. To determine that the decline in the value of our investment had to be recognized, we considered both the duration of the decline and the extent to which the market value of Parthus common stock was below our recorded cost basis in the common stock. Market value is determined based on the share prices as quoted on the NASDAQ National Market. Accordingly, $1.0 million was written off as an impairment loss on investments. During fiscal 2001, we recorded a non-recurring gain on the sale of equity investments of $11.3 million. The gain was comprised of a $1.8 million gain from the sale of stock in Parthus and a $9.5 million gain from the sale of stock of Brocade, Inc.

Interest Income

Interest income decreased 44.8% to $1.3 million in fiscal 2002 from $2.4 million in fiscal 2001. This decrease was primarily due to a decrease in our short-term investments as well as lower average interest rates during fiscal 2002 compared to fiscal 2001.

Interest Expense

Interest expense remained constant at $0.7 million in both fiscal 2002 and 2001.

Income Tax Provision (Benefit)

Our income tax benefit was $3.3 million (effective tax rate of 36.5%) in fiscal 2002 compared to an income tax provision of $6.1 million (effective tax rate of 17.4%) in fiscal 2001. The effective tax rate has fluctuated as a result of changes in the valuation allowance. Our effective tax rate has also been affected by the percentage of qualified Puerto Rico earnings compared to total earnings as most of our Puerto Rico earnings are taxed under

Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006.

Gain from Discontinued Operations, Net of Tax

During fiscal 2002, we recognized a $0.4 million gain, or $0.02 per share, net of taxes, for the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. semiconductor subsidiary. During fiscal 2001, we recognized a $0.5 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity.

Net Earnings (Loss)

As a result of the factors above, we incurred a net loss of $5.3 million, or $0.23 per diluted share, in fiscal 2002 compared to net earnings of $29.3 million, or $1.17 per diluted share, in fiscal 2001.

Liquidity and Capital Resources

As of June 30, 2003, working capital was $63.1 million compared to $68.9 million as of June 30, 2002 and $87.3 million as of June 30, 2001. Cash and cash equivalents as of June 30, 2003 decreased $20.2 million to $32.3 million from $52.5 million as of June 30, 2002. This decrease was primarily the result of $11.7 million in cash used for operating activities, a $2.9 million increase in restricted cash, a $2.7 million decrease in cash for acquisition and related costs and $1.5 million in scheduled repayments of long-term obligations. Short-term investments decreased from $1.6 million at June 30, 2002 to $0.7 million at June 30, 2003. This decrease resulted primarily from the sale of corporate equity investments.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms favorable to us. Additional financing may also be dilutive to our existing stockholders. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Contractual Obligation Arrangements

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

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements while others under operating lease agreements. Due to excess capacity on several noncancelable leases as a result of economic downturn, we subleased certain facilities and recognized lease loss liability for the rest.

We incur purchase commitments during our normal course of business. As of June 30, 2003, our principal commitments totaled $13.9 million and related primarily to commitments to purchase inventory.

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on the expected costs of providing such benefits to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2001, and only existing retired participants and former Datum employees, now employed by Symmetricom and who meet the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following table summarizes our contractual cash obligations as of June 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligation	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Bond payable	$2,605,000	$60,000	$140,000	$140,000	$2,265,000
Capital lease obligations	8,803,741	1,480,158	2,929,919	3,068,286	1,325,378
Operating leases obligations	32,822,589	4,533,725	7,100,486	5,351,690	15,836,688
Purchase obligations	13,938,580	13,826,884	111,696	—	—
Postretirement benefits liabilities	559,141	63,000	163,833	91,058	241,250
Lease loss accrual	2,829,010	1,956,649	654,424	131,802	86,135

Total contractual cash obligations	61,558,061	21,920,416	11,100,358	8,782,836	19,754,451
Sublessor agreements	(2,351,858)	(1,395,284)	(734,409)	(222,165)	—

Net	$59,206,203	$20,525,132	$10,365,949	$8,560,671	$19,754,451

Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of Symmetricom’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Under EITF 94-3, prior to our adoption of SFAS No. 146, we would have accrued facility exit costs of $0.6 million in the fourth quarter of fiscal 2003 for our Irvine, California facility.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company adopted the disclosure provisions of SFAS No. 148 in the quarter ended December 31, 2002.

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company’s results of operations or financial position.

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

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue declines;

•	goodwill impairment charges related to the acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services and high-bandwidth applications;

•	our ability to relocate manufacturing and research and development functions from our Irvine, California facility to our Beverly, Massachusetts facility; and

•	the cost to implement processes to comply with the new Sarbanes-Oxley legislation.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Significant decreases in demand for our products, or reduction in our average selling prices, or any material delay in customer orders, may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on changes in general economic conditions, conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $49.3 million for the fiscal year ended June 30, 2003. We cannot assure you that we will be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

If we continue to incur net operating losses, an increased valuation allowance, which would increase future tax expense, may be necessary for some or all of our deferred tax assets, which would harm our operating results

If we continue to sustain operating losses, we may be unable to utilize our deferred tax assets. In addition, our ability to realize a tax benefit with regard to future losses may be limited which may require an additional valuation allowance. A valuation allowance would increase future tax expenses and be harmful to our future operating results.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, is experiencing a general economic downturn. We do not know when or if the telecommunications markets will recover. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. A customer seeking bankruptcy protection can result in our not receiving payment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us, or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers, could have a material adverse effect on our business and results of operations.

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, including quartz oscillators, which are key components of our synchronization and timing equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion, one or more of the electronic components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

We have relied and may continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. Although no customers accounted for 10% or more of our net sales during fiscal 2003, two customers each accounted for 11.0% of our net sales during fiscal 2002. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. A relatively small number of customers have also historically accounted for, and are expected to account for, a significant portion of the net sales in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 12% of our net sales in fiscal 2003 were made either to United States government agencies or indirectly to United States government agencies through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

The markets for our products are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	changes in end-user requirements; and

•	frequent new product introductions.

Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Larus, Inc. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our broadband access segment include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc. that currently manufacture products exclusively for use in military applications, could enter commercial markets and compete directly with us. Competitors in our timing, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

•	the cost-effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the price sensitivity of our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products;

•	the timing of new product introductions by our competitors or us; and

•	changes in worldwide market and economic conditions.

Many of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. These competitors may be able to respond more quickly to new and emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. We expect to continue to experience pricing pressures from our competitors in all of our markets. If we are unable to compete by delivering new products or by delivering competitive products at lower prices, we could lose market share and our revenue could decline.

Our failure to achieve and sustain profitability with respect to our emerging businesses product group could negatively impact our operating results and our cash resources

Our Broadband Networking segment has a limited history of operation. This segment has incurred operating losses since its inception. The Broadband Networking segment is developing products for emerging markets, and will require further cash investments to reach profitability. If we fail to achieve and sustain profitability in this segment in a reasonable time period, or if the losses in this segment are larger than anticipated, our operating results and cash resources will suffer.

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

We are subject to environmental regulations that could result in costly environmental liability that could exceed our resources

Our operations are subject to numerous international, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in these regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, these reviews are necessarily limited in scope and frequency and may not reveal all potential instances of noncompliance, possible injury or possible contamination. The liabilities arising from any noncompliance with environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources. The risk of liabilities increases as we acquire other companies, such as Datum, which use, or have used, hazardous substances at various current or former facilities.

Our manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these claims cannot be determined at this time. The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners claims and any related governmental action may expose us to material liability and could significantly harm our business.

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

Our customers and we are subject to various governmental regulations, compliance with which may cause us to incur significant expenses. If we fail to maintain satisfactory compliance with these regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 33% of net sales in fiscal 2003 compared to 35% of net sales in fiscal 2002. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•	foreign currency fluctuations;

•	the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•	the global SARS (severe acute respiratory syndrome) epidemic if it does not continue to be contained, or another epidemic;

•	export restrictions;

•	longer payment cycles;

•	unexpected changes in regulatory requirements or tariffs;

•	protectionist laws and business practices that favor local competition;

•	dependence on local vendors; and

•	reduced or limited protection of intellectual property rights and political and economic instability.

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

We may be required to record additional goodwill impairment charges in future quarters

At June 30, 2003, we had recorded goodwill with a net book value of $50.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. In the second quarter of 2003, we recorded a $14.7 impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of 2003, we recorded an $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges which could have a material adverse effect on our reported results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2003, we had short-term investments of $0.7 million. We also maintain investments in corporate debt securities. As of June 30, 2003, our entire $10.1 million investment in corporate debt securities was classified as cash equivalents, as the maturity dates of the securities were less than three months. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2003, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.8 million with the United Kingdom and $1.6 million with Germany at June 30, 2003, a hypothetical 10% adverse change in sterling or Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances, or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on our business.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Fiscal Year 2003
Net sales(1)	$18,283	$39,967	$36,861	$36,938	$132,049
Gross profit(1)(2)	6,146	14,769	13,947	11,469	46,331
Operating loss(1)	(4,286)	(21,256)	(7,711)	(12,794)	(46,047)
Loss from continuing operations before income taxes(1)	(4,444)	(21,486)	(7,722)	(12,848)	(46,500)
Loss from continuing operations(1)	(3,097)	(19,364)	(5,400)	(6,486)	(34,347)
Loss on discontinued operations(1)	—	(490)	(694)	(13,786)	(14,970)
Net loss	(3,097)	(19,854)	(6,094)	(20,272)	(49,317)
Basic loss per share from continuing operations(1)	(0.14)	(0.54)	(0.13)	(0.15)	(0.96)
Basic earnings per share from discontinued operations(1)	—	(0.01)	(0.01)	(0.33)	(0.42)
Basic net loss per share	(0.14)	(0.55)	(0.14)	(0.48)	(1.38)
Diluted loss per share from continuing operations(1)	(0.14)	(0.54)	(0.13)	(0.15)	(0.96)
Diluted earnings per share from discontinued operations(1)	—	(0.01)	(0.01)	(0.33)	(0.42)
Diluted net loss per share	(0.14)	(0.55)	(0.14)	(0.48)	(1.38)

Fiscal Year 2002
Net sales	$18,509	$19,333	$17,110	$17,691	$72,643
Gross profit(2)	6,231	7,313	6,568	5,714	25,826
Operating loss	(3,159)	(1,550)	(2,693)	(3,739)	(11,141)
Loss from continuing operations before income taxes	(1,069)	(1,383)	(2,888)	(3,633)	(8,973)
Loss from continuing operations	(1,148)	(830)	(1,690)	(2,027)	(5,695)
Gain on discontinued operations(3)	—	—	410	—	410
Net loss	(1,148)	(830)	(1,280)	(2,027)	(5,285)
Basic loss per share from continuing operations	(0.05)	(0.04)	(0.08)	(0.09)	(0.25)
Basic earnings per share from discontinued operations	—	—	0.02	—	0.02
Basic net loss per share	(0.05)	(0.04)	(0.06)	(0.09)	(0.23)
Diluted loss per share from continuing operations	(0.05)	(0.04)	(0.08)	(0.09)	(0.25)
Diluted earnings per share from discontinued operations	—	—	0.02	—	0.02
Diluted net loss per share	(0.05)	(0.04)	(0.06)	(0.09)	(0.23)

(1)	The Trusted Time Division was discontinued in the fourth quarter of fiscal 2003. The second and third quarters have been adjusted from their previously reported amounts to report the Trusted Time Division as a discontinued operation.
(2)	Intangible amortization related to acquired technologies was reclassed from operating expenses to cost of goods sold beginning in the third quarter of fiscal 2003. Prior quarters in fiscal 2003 and fiscal 2002 have been adjusted for this reclassification.
(3)	We sold our Linfinity business in 1999. The gain in 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.

SYMMETRICOM, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Symmetricom, Inc.

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

San Jose, California

August 6, 2003

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$32,284	$52,521
Restricted cash	3,396	—
Short-term investments	735	1,640

Cash and investments	36,415	54,161
Accounts receivable, net of allowance for doubtful accounts of $974 and $789, respectively	23,776	9,399
Inventories	29,070	18,397
Prepaids and other current assets	13,853	5,981

Total current assets	103,114	87,938
Property, plant and equipment, net	31,222	21,877
Goodwill, net	50,200	3,704
Other intangible assets, net	19,128	7,419
Deferred taxes and other assets	29,726	8,872
Note receivable from employee	500	500

Total assets	$233,890	$130,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,246	$5,051
Accrued compensation	12,191	4,157
Accrued warranty	4,021	4,950
Other accrued liabilities	10,528	4,310
Current maturities of long-term obligations	996	610

Total current liabilities	39,982	19,078
Long-term obligations	10,057	6,574
Deferred income taxes	419	469

Total liabilities	50,458	26,121

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 43,051 shares issued and 42,491 outstanding in 2003; 22,371 shares issued and 22,131 outstanding in 2002	159,194	29,441
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(178)	(118)
Deferred stock-based compensation	(1,133)	—
Retained earnings	26,104	75,421

Total stockholders’ equity	183,432	104,189

Total liabilities and stockholders’ equity	$233,890	$130,310

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2003	2002	2001
Net sales	$132,049	$72,643	$152,668
Cost of products and services	80,314	45,076	85,003
Amortization of purchased technology	3,104	1,289	1,173
Write-off of Telmax royalty	567	—	—
Integration and restructuring charges	1,733	452	—

Gross profit	46,331	25,826	66,492
Operating expenses:
Research and development	21,468	11,316	12,908
Selling, general and administrative	46,744	24,776	31,050
Amortization of goodwill and intangibles	1,171	294	787
Integration and restructuring charges	6,711	581	(37)
Impairment of goodwill	14,723	—	—
Acquired in-process research and development	1,561	—	—

Operating income (loss)	(46,047)	(11,141)	21,784
Gain (loss) on equity investments, net	(450)	1,487	11,325
Interest income	625	1,342	2,432
Interest expense	(628)	(661)	(664)

Earnings (loss) before income taxes	(46,500)	(8,973)	34,877
Income tax (benefit) provision	(12,153)	(3,278)	6,053

Earnings (loss) from continuing operations	(34,347)	(5,695)	28,824
Gain (loss) from discontinued operations, net of tax	(14,970)	410	506

Net earnings (loss)	$(49,317)	$(5,285)	$29,330

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.96)	$(0.25)	$1.23
Gain (loss) from discontinued operations	(0.42)	0.02	0.02

Net earnings (loss)	$(1.38)	$(0.23)	$1.25

Weighted average shares outstanding—basic	35,645	22,572	23,474

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.96)	$(0.25)	$1.15
Gain (loss) from discontinued operations	(0.42)	0.02	0.02

Net earnings (loss)	$(1.38)	$(0.23)	$1.17

Weighted average shares outstanding—diluted	35,645	22,572	25,005

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Stockholder Note Receivable	Accumulated Other Comprehensive Income	Deferred Stock-based Compensation	Retained Earnings	Total Stock- holders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at July 1, 2000	22,913	$20,503	$—	$10,204	$—	$64,313	$95,020	$—
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,121	5,268	—	—	—	—	5,268	—
Employee stock purchase plan	102	761	—	—	—	—	761	—
Tax benefit from stock option plans	—	4,738	—	—	—	—	4,738	—
Repurchase of common stock	(485)	(523)	—	—	—	(5,208)	(5,731)	—
Stockholder note receivable	—	—	(555)	—	—	—	(555)	—
Comprehensive income:
Earnings from continuing operations	—	—	—	—	—	28,824	28,824	28,824
Gain from discontinued operations, net of tax of $343	—	—	—	—	—	506	506	506
Unrealized loss on short-term investments, net of taxes of $5,684	—	—	—	(8,714)	—	—	(8,714)	(8,714)

Balance at June 30, 2001	23,651	30,747	(555)	1,490	—	88,435	120,117	$20,616

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	46	211	—	—	—	—	211	—
Employee stock purchase plan	97	765	—	—	—	—	765	—
Warrants issued for acquisition	—	819	—	—	—	—	819	—
Repurchase of common stock	(1,663)	(3,101)	—	—	—	(7,729)	(10,830)	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(5,695)	(5,695)	(5,695)
Gain from discontinued operations, net of tax of $273	—	—	—	—	—	410	410	410
Unrealized loss on short-term investments, net of taxes of $1,056	—	—	—	(1,608)	—	—	(1,608)	(1,608)

Balance at June 30, 2002	22,131	29,441	(555)	(118)	—	75,421	104,189	$(6,893)

Issuance of common stock:
Acquisitions of Datum and TrueTime	20,091	128,849	—	—	—	—	128,849	—
Stock option exercises, net of shares tendered upon exercise	157	458	—	—	—	—	458	—
Employee stock purchase plan	180	515	—	—	—	—	515	—
Restricted stock issued in exchange of stock options	253	1,133	—	—	(1,133)	—	—	—
Repurchase of common stock	(321)	(1,202)	—	—	—	—	(1,202)	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(34,347)	(34,347)	(34,347)
Gain from discontinued operations, net of tax of $2,004	—	—	—	—	—	(14,970)	(14,970)	(14,970)
Unrealized loss on short-term investments	—	—	—	(281)	—	—	(281)	(281)
Cumulative adjustments to foreign currency translation	—	—	—	221	—	—	221	221

Balance at June 30, 2003	42,491	$159,194	$(555)	$(178)	$(1,133)	$26,104	$183,432	$(49,377)

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(49,317)	$(5,285)	$29,330
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Impairment of goodwill	14,723	—	—
Acquired in-process research and development	1,561	—	—
Loss (gain) from disposal of discontinued operations	12,704	(410)	(506)
Depreciation and amortization	11,983	6,665	6,340
Deferred income taxes	(12,099)	(2,614)	(4,246)
Forgiveness of note receivable from employee	—	—	100
Loss (gain) on sale of equity investments	450	(1,487)	(11,325)
Gain on sale of Antenna Division	—	—	(99)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,877)	14,026	(3,837)
Inventories	9,180	6,882	(2,885)
Prepaids and other assets	2,591	(846)	(1,905)
Accounts payable	(1,166)	(277)	(3,079)
Accrued compensation	984	(3,369)	1,096
Other accrued liabilities	(1,388)	(5,286)	8,619

Net cash (used for) provided by operating activities	(11,671)	7,999	17,603

Cash flows from investing activities:
Change in restricted cash	(2,907)	—	—
Acquisition and related costs, net of cash acquired	(2,730)	(151)	(228)
Purchases of short-term investments	(305)	(8,998)	(44,945)
Maturities of short-term investments	141	19,372	49,353
Proceeds from sale of equity investments	275	2,492	12,851
Purchases of plant and equipment, net	(1,571)	(3,517)	(8,279)
Proceeds from escrow on discontinued operations	—	683	—

Net cash (used for) provided by investing activities	(7,097)	9,881	8,752

Cash flows from financing activities:
Repayment of long-term obligations	(1,461)	(494)	(392)
Proceeds from issuance of common stock	973	976	5,791
Stockholder note receivable	—	—	(317)
Repurchase of common stock	(1,202)	(10,830)	(5,731)

Net cash used for financing activities	(1,690)	(10,348)	(649)

Effect of exchange rate changes in cash	221	—	—

Net (decrease) increase in cash and cash equivalents	(20,237)	7,532	25,706
Cash and cash equivalents at beginning of year	52,521	44,989	19,283

Cash and cash equivalents at end of year	$32,284	$52,521	$44,989

Non-cash investing and financing activities:
Unrealized gain on securities, net	$(281)	$(1,608)	$(8,714)
Deferred taxes on unrealized gain	(63)	(1,056)	(5,684)
Cash proceeds in escrow related to the sale of Antenna Division, including accrued interest	—	—	664
Issuance of common stock for note receivable	—	—	(238)
Issuance of warrants for Telmax acquisition	—	819	—
Issuance of common stock for Datum and TrueTime acquisitions	128,849
Cash payments for:
Interest	$629	$661	$664
Income taxes	447	603	4,663

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Business

Symmetricom, incorporated in the state of Delaware, is a leading supplier of precise timing standards to industry, government, utilities, research centers, and aerospace markets. Our products and services include network synchronization systems and timing elements for most network operators and users, broadband access devices for business and residential applications, and professional services. Our products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today’s evolving communications environment.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2003 ended on June 29, 2003. All references to years refer to our fiscal years. Fiscal year 2003, 2002 and 2001 consisted of 52 weeks.

Restricted Cash

Restricted cash consists of a certificate of deposit in conjunction with a letter of credit and funds related to a development bond; see Note E for further information.

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

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with a remaining maturity of three months or less to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable equity securities are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
June 30, 2003
Commercial paper	$10,069	$—	$10,069
Corporate equity securities	—	—	—

Total available-for-sale investments	10,069	—	10,069
Less amounts classified as cash equivalents	(10,069)	—	(10,069)
Deferred compensation plan assets	1,134	(399)	735

Total short-term investments	$1,134	$(399)	$735

June 30, 2002
Commercial paper	$5,201	$—	$5,201
Corporate equity securities	726	156	882

Total available-for-sale investments	5,927	156	6,083
Less amounts classified as cash equivalents	(5,201)	—	(5,201)
Deferred compensation plan assets	970	(212)	758

Total short-term investments	$1,696	$(56)	$1,640

Fair Values of Financial Instrument

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations, accounts payable and bond payable, approximate their carrying amount, which is due to their short-term maturities. The short-term investments in equity instruments are carried at market value. The recorded amount of our capital lease obligation approximates the estimated fair value based on an analysis of the present value of future lease payments.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes substantially mitigate potential credit risks. However, we still have significant credit risks as the current economic environment within the telecommunications sector could threaten the viability of many of our existing customers.

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market. Inventories consist of:

	June 30, 2003	June 30, 2002
	(In thousands)
Raw materials	$19,414	$12,415
Work-in-process	5,523	3,574
Finished goods	4,133	2,408

Inventories	$29,070	$18,397

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term, if shorter.

Goodwill and Other Intangible Assets

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

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities assumed to restructure the pre-acquisition TrueTime and Datum organizations are subject to change as management completes its assessment of the pre-acquisition operations and execution of the approved plan.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets with indefinite lives be separately disclosed from other intangible assets in the statement of operations, and no longer be amortized but tested for impairment on a periodic basis. In accordance with SFAS No. 142, we discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, is as follows:

	Year ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Reported net earnings (loss)	$(49,317)	$(5,285)	$29,330
Add: Goodwill amortization, net of tax	—	—	315

Adjusted net earnings (loss)	$(49,317)	$(5,285)	$29,645

Basic earnings (loss) per share on reported net income	$(1.38)	$(0.23)	$1.25
Goodwill amortization, net of tax	—	—	0.01

Adjusted net earnings (loss)	$(1.38)	$(0.23)	$1.26

Diluted earnings (loss) per share on reported net income	$(1.38)	$(0.23)	$1.17
Goodwill amortization, net of tax	—	—	0.01

Adjusted net earnings (loss)	$(1.38)	$(0.23)	$1.18

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. We completed the required transitional impairment test during the quarter ended December 31, 2001 and determined that goodwill was not impaired. The provisions of SFAS No. 142 also require an annual goodwill impairment test. We performed our annual goodwill impairment test as of June 30, 2003 and 2002 and determined that goodwill was not impaired.

Long-lived Assets

The carrying value of long-lived assets, including goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. An impairment is measured as the amount by which the carrying amount exceeds the fair value. The impairment of goodwill is discussed in the related note included herein.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 during the first quarter of fiscal 2003. There was no impact on the Company’s financial statements as a result of adopting SFAS No. 144.

Warranty Reserve

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our standard warranty agreement is one year upon shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis. Changes in our accrued warranty liability during the year are in Note G.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Foreign Currency Translation

The functional currencies of our international subsidiaries in the United Kingdom and Germany are the U.S. Dollar and Euro, respectively. For our subsidiary in the United Kingdom, foreign currency denominated assets and liabilities are translated at the year-end exchange rates, except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts, which are translated using historical exchange rates. Net gains (losses) from these foreign exchange transactions have not been material to our operating results for any of the periods presented.

For our subsidiary in Germany, foreign currency denominated assets and liabilities are translated at the year-end exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period, is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.0 million as June 30, 2003, of which $1.2 million is expected to be collected in fiscal 2004 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Stock-Based Compensation

We account for employee stock based compensation using the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” We provide additional pro forma disclosures as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” The Company adopted the disclosure provisions of SFAS No. 148 beginning with the quarter ended December 31, 2002.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to employee compensation.

	Year ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Net (loss) earnings, as reported	$(49,317)	$(5,285)	$29,330
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,244)	(4,167)	(991)

Pro forma	$(50,561)	$(9,452)	$28,339

Loss per share—basic
As reported	$(1.38)	$(0.23)	$1.25
Pro forma	$(1.42)	$(0.42)	$1.21
Loss per share—diluted
As reported	$(1.38)	$(0.23)	$1.17
Pro forma	$(1.42)	$(0.42)	$1.13

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants, and vested restricted stock using the treasury method, except when antidilutive. The antidilutive common equivalent shares from stock options and warrants were 7,167,845 in fiscal 2003, 5,592,388 in fiscal 2002 and 971,532 in fiscal 2001. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Year ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations	$(34,347)	$(5,695)	$28,824
Gain (loss) from discontinued operations	(14,970)	410	506

Net earnings (loss)	$(49,317)	$(5,285)	$29,330

Weighted average shares outstanding—basic	35,645	22,572	23,474
Dilutive stock options	—	—	1,531

Weighted average shares outstanding—diluted	35,645	22,572	25,005

Basic earnings (loss) per share	$(1.38)	$(0.23)	$1.25
Diluted earnings (loss) per share	$(1.38)	$(0.23)	$1.17

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net earnings (loss) and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity but are excluded from net income. Symmetricom’s other comprehensive income for fiscal 2003 is comprised of unrealized losses of $0.3 million, net of taxes, on marketable securities categorized as available-for-sale and a cumulative adjustment to foreign currency translation of $0.2 million. Total unrealized losses in fiscal 2003 were $0.3 million.

Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts recognized. Under EITF 94-3, prior to our adoption of SFAS No. 146, we would have accrued facility exit costs of $0.6 million in the fourth quarter of fiscal 2003 for our Irvine, California facility.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” The Company adopted the disclosure provisions of SFAS No. 148 in the quarter ended December 31, 2002.

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company’s results of operations or financial position.

Note B—Acquisitions

During the second quarter of fiscal 2003, we acquired Datum, Inc. (“Datum”) and TrueTime, Inc. (“TrueTime”) to add complementary products and increase our customer base, among other reasons. We also acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. (“Kestrel”). During the second quarter of fiscal 2002, we acquired certain assets from Telmax Communications Corporation.

Acquisition of Telmax

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

Under the terms of the agreement, Telmax is entitled to receive future royalty payments based on a percentage of the sales volume of the acquired products over a five-year period. The $0.6 million in prepaid royalties is non-refundable. Pro forma results of operations have not been presented, as the effect of the acquisition was not material to Symmetricom’s consolidated financial position, results of operations, or cash flows for the periods presented. In fiscal year 2003, the total amount of prepaid royalties, $0.6 million, was expensed to cost of goods.

Acquisition of Datum

On October 29, 2002, we completed our acquisition of Datum. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002 and was accounted for as a purchase. As a result of the acquisition, Datum became a wholly owned subsidiary of Symmetricom. We issued approximately 17.4 million shares of our common stock with a fair value of $97.5 million, converted Datum stock options into options to purchase approximately 2.3 million shares of our common stock with a fair value of $13.1 million and

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted Datum warrants into warrants to purchase 486,754 shares of our common stock with an exercise price of $4.135 per share and a fair value of $1.8 million. In addition, we incurred direct acquisition costs of approximately $6.6 million. The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	41,578
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	69,501
Assumed liabilities	(22,600)

Total purchase price	$118,938

In the fourth quarter of fiscal 2003, the amounts contained in the purchase price allocation were adjusted when final data on preliminary estimates was received. The changes are reflected in the table above and include a $2.9 million increase in tax assets, a $0.6 million increase in lease-loss accruals, a $0.3 million increase in inventory reserves, a $0.9 million decrease in severance accruals, and a $0.6 million decrease in post-retirement benefit obligation. The purchase price allocations will be finalized in October 2003. Further changes may include adjustments to our warranty accrual which is currently under review to gather some additional history, inventory reserve and commitments awaiting final results from negotiation on a contractual liability with a major customer, and determination of deferred tax liability related to fixed assets at acquisition date.

A portion of the purchase price, $1.2 million, was allocated to developed and core technology and in-process research and development (IPRD). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Datum concerning developmental products, their stage of development, the time and resources needed to complete them their expected income generating ability, target markets and associated risks. The income approach method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

Developmental projects that reached technological feasibility were classified as developed and core technology, and the value assigned to developed technology was capitalized. Developmental projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The value allocated to projects that identified as IPRD was charged to expense during the quarter ended December 31, 2002.

The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using an after-tax discount rate of 25%. This discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Acquisition of TrueTime

On October 4, 2002, we completed our acquisition of TrueTime. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002 and was accounted for as a purchase. As a result of the acquisition, TrueTime became a wholly owned subsidiary of Symmetricom. We issued approximately 2.6 million shares of our common stock with a fair value of $16.3 million and $5.0 million in cash, paid $34,000 to cancel TrueTime’s options, and converted TrueTime’s warrants into warrants to purchase 87,394 shares of our common stock with an exercise price of $12.59 per share and a fair value of $235,000. In addition, we incurred direct acquisition costs of approximately $1.2 million. The purchase price was allocated to TrueTime’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$7,823
Property, plant and equipment	3,321
Other tangible assets	9,606
Existing technology	2,760
In-process research and development	405
Goodwill	3,274
Assumed liabilities	(4,444)

Total purchase price	$22,745

In the fourth quarter of fiscal 2003 the amounts contained in the purchase price allocation were adjusted when final data on preliminary estimates was received. The $0.1 million increase in lease-loss accruals is reflected in the table above.

A portion of the purchase price, $0.4 million, was allocated to developed and core technology and in-process research and development (“IPRD”) using the same methodology as the Datum acquisition. Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by TrueTime concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach method was the primary technique utilized in valuing the developed and core technology and IPRD. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technologies.

Acquisition of NetMonitor

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $0.23 million in cash for the acquired assets and incurred direct acquisition costs of approximately $0.03 million. The net purchase price was allocated to tangible assets of $0.04 million and existing technology of $0.22 million.

Note C—Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum Inc. in October 2002. The

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2003, we recognized a $15 million loss, or $0.42 per share, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

During fiscal 2002, we recognized a $0.4 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity. This gain relates to the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. (Linfinity) semiconductor subsidiary.

During fiscal 2001, we recognized a $0.5 million gain, or $0.02 per share, net of taxes, for discontinued operations related to Linfinity. This gain represents an adjustment to the estimate for selling-related expenses incurred during the disposition of the business.

Note D—Proforma Results of Operations

The following unaudited proforma information presents a summary of our consolidated results of operations as if the Datum and the TrueTime acquisitions had taken place at the beginning of each fiscal year presented. During fiscal years ended June 30, 2003 and 2002, diluted proforma net loss per share excludes common equivalent shares outstanding and warrants, as their effect is antidilutive (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002
Net sales	$156,106	$171,538
Net loss from continuing operations	$(21,790)	$(11,787)
Loss from discontinued operations, net of tax	(3,834)	(2,533)

Net loss	$(25,624)	$(14,320)

Weighted average shares outstanding—basic and diluted	42,093	42,312

Basic and diluted loss per share from continuing operations	$(0.52)	$(0.28)
Basic and diluted (loss) gain per share from discontinued operations	(0.09)	(0.06)

Basic and diluted loss per share	$(0.61)	$(0.34)

The proforma consolidated results of operations include adjustments to continuing operations to give effect to amortization of intangibles acquired and excludes impairment of goodwill and certain other adjustments, including their related income tax effects, as they are non-recurring. The discontinued operations for fiscal 2003 excludes, on an after-tax basis, a goodwill impairment charge of $11.6 million and an intangible impairment charge of $1.1 million. Additionally, during fiscal 2002, a gain of $0.4 million, net of tax, was recognized from discontinued operations. This gain represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business during fiscal 1999.

The continuing operations for fiscal 2003 includes, on an after-tax basis, an adjustment for amortization of intangibles of $0.6 million and a tax valuation allowance of $1.9 million. The continuing operations for fiscal 2003 excludes, on an after-tax basis, acquisition costs incurred by Datum prior to the acquisition date of $2.6

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, acquired in-process research and development of $0.9 million, other integration and restructuring charges of $7.1 million, a goodwill impairment charge of $14.7 million, an option repurchase charge of $0.8 million and loss on sale of equity securities of $0.3 million. The continuing operations for fiscal 2002 includes, on an after-tax basis, an adjustment for amortization of intangibles of $1.9 million and excludes goodwill amortization of $0.3 million, other integration and restructuring charges of $0.6 million and a gain on the sale of equity securities of $1.1 million from continuing operations.

Note E—Balance Sheet Detail

	Year ended June 30,
	2003	2002
	(In thousands)
Property, plant and equipment, net:
Buildings and improvements	$12,904	$9,007
Machinery and equipment	40,235	28,516
Computer software	4,967	4,121
Leasehold improvements	9,124	6,405

	67,230	48,049
Accumulated depreciation and amortization	(36,008)	(26,172)

	$31,222	$21,877

Building and improvements includes $9,007,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. At June 30, 2003 and 2002, accumulated amortization for this lease totaled $4,567,000 and $3,806,000, respectively.

Machinery and equipment includes $486,000 of costs capitalized under a capital lease. As of June 30, 2003, accumulated depreciation for the lease totaled $141,000.

	Year ended June 30,
	2003	2002
	(In thousands)
Other accrued liabilities:
Income taxes payable	$729	$1,248
Deferred revenue	2,318	903
Accrued lease loss	1,956	—
Accrued expenses	5,525	1,454
Other	—	705

Total	$10,528	$4,310

Long-term obligations:
Capital lease	$6,948	$7,184
Less—current maturities	(936)	(610)
Lease loss accrual	873	—
Bond payable	2,605	—
Less—current maturities	(60)	—
Post-retirement benefits (Note F)	559	—
Deferred revenue	68	—

Total	$10,057	$6,574

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest, as determined by the remarketing agent, for each rate period to be the lowest rate, which in its judgment, would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank.

As of June 30, 2003, we had $3.4 million of restricted cash, of which $3.0 million is set aside by the Company to secure the letter of credit, while the remaining $0.4 million represents the remaining unutilized proceeds of the Massachusetts industrial development bond.

Note F—Post-retirement Benefits

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on the expected costs of providing such benefits to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2001, and only existing retired participants and former Datum employees, now employed by Symmetricom and meet the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following sets forth the Company’s post-retirement program’s status reconciled with amounts reported in the consolidated balance sheet (in thousands):

Accumulated post-retirement benefit obligations as of October 29, 2002	$783
Service cost	(38)
Interest cost	88
Actuarial gain	(199)
Benefit payments	(75)

Accumulated postretirement benefit obligations as of June 30, 2003	$559

Net periodic post-retirement benefit cost includes the following components (in thousands):

Service cost	$(38)
Interest cost	88

Net periodic post-retirement expense	$50

The Company’s contribution to the plan is fixed for each eligible retiree. Upon demise of the eligible retiree, the coverage for the spouse of the retiree is terminated. Therefore, fluctuations in health care costs have no effect on the Company’s liability.

Note G—Warranties

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis.

Changes in our accrued warranty liability during the year are as follows:

(In thousands)
Balance as of June 30, 2002	$4,950
Balance for TrueTime as of October 4, 2002	44
Balance for Datum as of October 29, 2002	1,703

Total accrued warranty	6,697
Provision for warranty for the year	2,053
Adjustment for expired warranties	(655)
Less: Actual warranty costs	(4,074)

Balance as of June 30, 2003	$4,021

Note H—Lease Commitments

Starting in 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in March 2007. At June 30, 2003, the minimum future sublease payments to be received were $2,148,000.

During fiscal 2001, we leased a facility in Aguadilla, Puerto Rico. We have since expanded the existing building and have consolidated most of our manufacturing operations at this facility. The lease on this building expires in 2016. We account for the lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.

During fiscal 2003, we assumed a capital lease and several operating leases from the acquisition of TrueTime. The capital lease is for certain equipment located in a facility in Santa Rosa, California. The lease of the facility is accounted for as an operating lease with an expiration date in December 2015 and the capital lease will expire in April 2005. Another facility in Santa Rosa has been sublet and accounted for as an operating lease. This sublease expires in January 2005. At June 30, 2003, the minimum future sublease payments to be received were $204,000.

During fiscal 2003, we assumed several operating leases from the acquisition of Datum. Two facilities are located in Irvine, California. One is for manufacturing and the other one has been vacant since May 2003. The facilities in Beverly and Lexington, Massachusetts, are for manufacturing and administration, respectively, and expire in September 2005 and October 2004, respectively. The operating lease for the facility in Hofolding, Germany is also for manufacturing and expires in May 2005.

Lease loss liabilities were created as a result of discontinuing operations and consolidations. At June 30, 2003, the accrued lease loss liabilities were $2,829,000.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1,461,000 in 2003, $1,716,000 in 2002, and $1,101,000 in 2001, respectively. Future minimum lease payments at June 30, 2003 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the years:
2004	$1,480	$4,534
2005	1,518	4,318
2006	1,412	2,782
2007	1,493	2,661
2008	1,576	2,690
Thereafter	1,325	15,837

Total minimum lease payments	8,804	$32,822

Amount representing interest (weighted average rate of 8.1%)	(1,856)

Present value of minimum lease payments	$6,948

Note I—Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of June 30, 2003 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,477	$6,470	$17,007
Customer lists, trademarks, other	3,784	1,663	2,121

Total	$27,261	$8,133	$19,128

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2004	$4,588
2005	4,338
2006	4,049
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	222

Total amortization	$19,128

Intangible assets associated with the acquisition of Datum resulted in $13.9 million in purchased technology and other intangible assets of $0.3 million, of which $1.1 million was impaired during fiscal 2003 due to the discontinued operations of the Trusted Time Division. Amortization is computed using the straight-line method over a weighted-average period of six years for purchased technology and one year for other intangible assets.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets associated with the acquisition of TrueTime resulted in $2.8 million in purchased technology, customer lists of $0.4 million, trademarks of $0.3 million and other intangible assets of $0.2 million. Amortization is computed using the straight-line method over a weighted-average period of four years for purchased technology, five years for customer lists, two years for trademarks and one year for other intangible assets.

Intangible assets associated with the acquisition of NetMonitor resulted in $0.2 million in purchased technology, which will be amortized using the straight-line method over a period of 5 years.

Intangible assets that were acquired from Telmax Communications Corporation (“Telmax”) during the third quarter of fiscal 2002 resulted in $0.9 million in purchased technology. Amortization of technology acquired from Telmax is computed using the straight-line method over a life of five years.

Intangible assets associated with the acquisition of the Hewlett-Packard Company’s Communications Synchronization Business in fiscal 2000, includes customer lists of $1.3 million, SMARTCLOCK trademark of $0.9 million, current product technology of $7.6 million and other intangible assets of $0.4 million. Amortization is computed using the straight-line method over a life of ten years for customer lists, seven years for SMARTCLOCK trademark and current product technology. The other intangible assets are amortized over five years.

The changes in the carrying value of goodwill for the twelve months ended June 30, 2003 are as follows for the different segments of Symmetricom:

	Wireline	Wireless / OEM	Trusted Time	Timing, Test and Measurement	Total
	(In thousands)
Balances as of July 1, 2002	$1,482	$2,222	$—	$—	$3,704
Purchased goodwill	26,693	14,768	11,556	19,758	72,775
Impairment loss	—	(9,745)	—	(4,978)	(14,723)
Impairment loss in discontinued operations	—	—	(11,556)	—	(11,556)

Balances as of June 30, 2003	$28,175	$7,245	$—	$14,780	$50,200

We completed the acquisitions of Datum and TrueTime in the second quarter of fiscal 2003. In connection with these purchases, we recorded $72.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum. During the second quarter of fiscal 2003, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

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

The goodwill associated with the Trusted Time Division was recorded as an impairment loss within discontinued operations during the fourth quarter of fiscal 2003, as there was no alternative use for the assets of the division.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note J—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Current:
Federal	$1,062	$(607)	$7,531
State	293	(729)	1,556
Puerto Rico	334	659	1,117
Foreign	160	13	95

	1,849	(664)	10,299

Deferred:
Federal	(13,159)	(2,294)	(4,328)
State	(663)	(264)	(303)
Puerto Rico	0	(56)	385
Foreign	(180)	—	—

	(14,002)	(2,614)	(4,246)

Total provision	$(12,153)	$(3,278)	$6,053

Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The change in the valuation allowance has no impact on the consolidated statement of operations, as it relates to the tax benefit on stock options. The significant components of deferred income tax provision (benefit) are as follows:

	Year ended June 30,
	2003	2002	2001
	(In thousands)
Tax credit and net operating loss carryforwards	$(15,437)	$(2,174)	$2,123
Reserves and accruals	523	1,653	(1,086)
Unrealized gain (loss) on investment	260	(260)	—
Depreciation and amortization	616	(2,996)	(62)
Deferred taxes on Puerto Rico earnings	(7)	(108)	339
Change in valuation allowance	43	1,271	(5,560)

Deferred tax provision—continuing operations	$(14,002)	$(2,614)	$(4,246)
Deferred taxes on other comprehensive income	(62)	(1,056)	(5,684)

Deferred tax provision	$(14,064)	$(3,670)	$(9,930)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended June 30,
	2003	2002	2001
Federal statutory income tax (benefit) expense rate	(35.0)%	(35.0)%	35.0%
Federal tax benefit of Puerto Rico operations	(2.9)	0.3	(11.2)
Puerto Rico taxes	0.7	6.7	4.3
State income taxes, net of federal benefit	(0.8)	(7.5)	3.6
Goodwill	12.3	—	—
Other	(0.4)	(1.0)	(1.0)
Change in valuation allowance	—	—	(13.3)

Effective income tax rate	(26.1)%	(36.5)%	17.4%

The principal components of deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,325	$663
Tax credit carryforwards	8,778	5,260
Reserves and accruals	9,670	2,320
Unrealized loss on investment	—	260
Depreciation and amortization	8,855	9,650

	44,628	18,153
Valuation allowance	(5,063)	(5,020)

Total deferred tax assets	39,565	13,133

Deferred tax liabilities:
Unrealized gains in other comprehensive income	—	62
Unremitted Puerto Rico earnings	2,004	2,011

	2,004	2,073

Net deferred tax assets	$37,561	$11,060

The increase of net deferred tax assets of $26,501,000 during fiscal 2003 includes the deferred tax provision on continuing operations shown above of $14,002,000 plus $12,437,000 of deferred tax assets from acquisitions and $62,000 of deferred tax assets from changes in other comprehensive income.

Net deferred tax assets are comprised of the following:

	Year ended June 30,
	2003	2002
	(In thousands)
Current assets	$9,670	$2,803
Non-current assets	28,310	8,726
Non-current liabilities	(419)	(469)

Net deferred tax assets	$37,561	$11,060

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2003, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $49,000,000, which will expire in years 2021 through 2023. We had California regular net operating loss carryforwards of approximately $19,000,000, which will expire in years 2013 through 2015.

Also, we had federal research and development tax credit carryforwards of approximately $3,500,000 which will expire in the years 2008 through 2022, and alternative minimum tax credit carryforwards of approximately $3,300,000 which have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $1,950,000 which have no expiration date.

Based on our assessment of the future realizability of deferred tax assets, we have provided a valuation allowance as it is more likely than not that sufficient taxable income will not be generated to realize certain deferred tax assets. At June 30, 2003, $5,063,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited to common stock when realized. At June 30, 2002, all of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited to common stock when realized.

We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico source earnings, subject to wage-based and other limitations, from federal income taxes through fiscal 2006. Taxes have been provided on this subsidiary’s earnings, all of which are intended to be remitted to the U.S. At June 30, 2003, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $25,000,000 and $2,004,000, respectively.

Note K—Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect. We currently have an accrual of $126,000 regarding this obligation for ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note L—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note secured by a deed of trust. The entire principal balance is due and payable on March 25, 2008. The note is

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

secured by a deed of trust for the officer’s personal residence. As of June 30, 2003, the entire principal balance was outstanding.

In February 2001, we loaned an officer $555,000 in the form of a full-recourse promissory note. The note accrues interest at an annual rate of 7.75%. Interest payments are made annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by 50,000 shares of Symmetricom common stock that is pledged by the borrower. As of June 30, 2003, the entire principal balance was outstanding.

During fiscal 2003, we paid a total of $2,500 for consulting fees to one director of Symmetricom in addition to the regular director compensation for attendance to Board and Committee meetings.

Note M—Benefit Plans

401(k) Plan

Symmetricom has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 20 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of Symmetricom common stock. Each employee directs the investment of the funds across a series of mutual funds. Symmetricom matches employee contributions at a rate of $500 per year in fiscal year 2003. Both employee and employer contributions vest immediately. Symmetricom made matching contribution payments of $109,433, $418,520 and $134,000 in fiscal 2003, 2002 and 2001, respectively. Effective in fiscal year 2004 Symmetricom will match up to 50% of the first 3% of employee deferral. An additional match of 1% of eligible compensation will be made based upon achievement of company profit performance goals.

Note N—Stockholders’ Equity

Stock Option Plans

Symmetricom has an employee stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of Symmetricom’s common stock. The plan was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted. In addition, Symmetricom has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of Symmetricom’s common stock. All options have been granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Options generally vest over three years.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity for the three years ended June 30, 2003 is as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2000	1,554	3,690	$4.96
Authorized	2,000	—	—
Granted	(1,344)	1,344	12.16
Exercised	—	(1,121)	4.54
Canceled	715	(715)	6.26
Expired	(560)	—	—

Balances at June 30, 2001	2,365	3,198	$7.85
Authorized	2,200	—	—
Granted	(2,383)	2,383	6.61
Exercised	—	(46)	4.43
Canceled	243	(243)	8.14
Expired	(119)	—	—

Balances at June 30, 2002	2,306	5,292	$7.31
Authorized	3,416	—	—
Granted (includes 336,238 shares of restricted stock granted)	(4,230)	3,894	4.74
Exercised	—	(157)	2.91
Canceled	2,735	(2,735)	9.45
Expired	(469)	—	—

Balances at June 30, 2003	3,758	6,294	$4.90

In June 2002, the Board of Directors authorized the annual option grant to eligible employees. Therefore, option grants made during fiscal 2002 are comprised of two annual grants: the fiscal 2002 annual option grant made during August 2001 and the fiscal 2003 annual option grant made during June 2002.

On August 18, 2000, Symmetricom effected a stock split in the form of a stock dividend and stockholders received three shares of common stock for every two shares they owned on the record date. Share and per share data for all periods presented herein have been adjusted to give effect to the three-for-two stock split.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands)	(In years)	(In thousands)
$ 1.59 — $ 2.65	707	6.92	$2.53	417	$2.47
$ 2.68 — $ 3.90	632	4.76	3.70	555	3.77
$ 3.92 — $ 4.29	665	4.29	4.14	618	4.14
$ 4.33 — $ 4.33	907	8.94	4.33	242	4.33
$ 4.36 — $ 4.75	895	6.68	4.54	585	4.61
$ 4.80 — $ 5.08	831	5.73	4.97	704	4.98
$ 5.10 — $ 5.95	719	6.10	5.68	589	5.66
$ 5.96 — $ 7.93	655	6.55	7.43	454	7.39
$ 8.00 — $14.81	248	6.94	9.50	139	9.56
$14.88 — $14.88	35	7.68	14.88	35	14.88

$ 1.59 — $14.88	6,294	6.40	$4.90	4,338	$4.95

At June 30, 2003, 2002 and 2001, the number of shares and weighted average exercise price underlying exercisable options were 4,338,074 at $4.95, 1,804,271 at $6.15 and 1,297,000 at $4.89, respectively.

Stock-Based Compensation

Under APB 25, Symmetricom generally recognizes no compensation expense with respect to stock-based awards to employees. As discussed in Note A, we account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method as of the beginning of 1996. The weighted average estimated fair value of options granted was $0.86 in 2003, $3.97 in 2002 and $6.46 in 2001. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2003, 2002 and 2001:

	Stock Option Plans
	2003	2002	2001
Expected life after vesting (in years)	2.0	1.5	1.5
Risk-free interest rate	2.9%	4.4%	5.1%
Volatility	82.1%	81.9%	76.0%

Employee Stock Purchase Plan

Symmetricom has an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of our Common Stock at 85% of the fair market value at certain specified dates. Under this plan, 271,112 shares of Common Stock have been reserved and were available for issuance as of June 30, 2003. The weighted average fair value of those purchase rights granted in 2003, 2002, and 2001 was $1.52, $4.20 and $5.50, respectively. During fiscal 2003, 179,571 shares were purchased at an average price of $2.87 per share. In fiscal 2002, 97,530 shares were purchased at an average price of $7.84 per share.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 123, the fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model assuming that no dividends were paid during the period and with the following weighted average assumptions for fiscal 2003, 2002, and 2001:

	Employee Stock Purchase Plan
	2003	2002	2001
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	1.2%	2.6%	5.1%
Volatility	82.1%	81.9%	76.0%

Symmetricom’s pro forma net income and earnings per share data required under SFAS No. 123 is presented in Note A.

Due to an inadequate number of shares of our common stock authorized under this plan, the plan was suspended at June 30, 2003.

Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase Symmetricom’s common stock. We repurchased 320,873 shares, 1,663,400 shares and 485,200 shares in fiscal 2003, 2002, and 2001, respectively. As of June 30, 2003 we have the authorization to repurchase 746,000 shares of common stock.

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

Option Repurchase

On May 28, 2003, we offered to purchase for cash from our eligible employees all outstanding stock options with exercise prices of $8.00 or greater that were granted under the Symmetricom 1999 Employee Stock Option Plan (the Symmetricom 1999 Plan) or the Datum, Inc. 1994 Incentive Stock Plan (the Datum Plan).

Concurrently with this offer, we also offered to our eligible officers to exchange for shares of restricted stock all outstanding options with exercise prices equal to or greater than $8.00 granted under either of the Plans.

At the end of the offer period in June 2003, a total of 1,962,297 options were cancelled, 252,428 shares of restricted stock were issued, and $1,270,603 was paid in July 2003 and was recorded as compensation expense during the fourth quarter of fiscal 2003. The shares related to the cancelled options were returned to the pool of shares available for the grant of options.

The options exchanged for restricted stock resulted in a deferred compensation charge of $1.1 million. This deferred charge has been reflected on our consolidated financial statements as of June 30, 2003 and will be

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over the five-year vesting period of the restricted stock. We will not grant any new options to tendering employees for at least six months and one day after the date that we cancelled options under the offer.

Note O—Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, management revised our organization and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Broadband Networking Products and Global Services. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of digital networks. Our Wireless/OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products include GoWide, a product that provides a low-cost, high-bandwidth solution for medium-sized businesses without access to optical networks. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Other within the Telecom Solutions Division.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except percentages)
Net sales:
Telecom Solutions Division:
Wireline Products	$61,494	$57,679	$110,398
Wireless/OEM Products	29,956	8,940	28,073
Broadband Networking Products	1,020	58	410
Global Services	3,852	1,816	2,105
Other	4,961	4,150	11,682
Timing Test and Measurement Division	30,766	—	—

Total net sales	132,049	72,643	152,668

Cost of sales:
Telecom Solutions Division:
Wireline Products	39,392	36,717	61,567
Wireless/OEM Products	20,754	5,879	15,123
Broadband Networking Products	1,019	542	386
Global Services	794	530	823
Other	4,166	3,149	8,277
Timing Test and Measurement Division	17,293	—	—
Other cost of sales*	2,300	—	—

Total cost of sales	85,718	46,817	86,176

Gross profit:
Telecom Solutions Division:
Wireline Products	22,102	20,962	48,831
Wireless/OEM Products	9,202	3,061	12,950
Broadband Networking Products	1	(484)	24
Global Services	3,058	1,286	1,282
Other	795	1,001	3,405
Timing Test and Measurement Division	13,473	—	—
Other cost of sales*	(2,300)	—	—

Total gross profit	$46,331	$25,826	$66,492

Gross margin:
Telecom Solutions Division:
Wireline Products	35.9%	36.3%	44.2%
Wireless/OEM Products	30.7%	34.2%	46.1%
Broadband Networking Products	0.1%	(834.5)%	5.9%
Global Services	79.4%	70.8%	60.9%
Other	16.0%	24.1%	29.1%
Timing Test and Measurement Division	43.8%	—%	—%

Total gross margin	35.1%	35.6%	43.6%

*	Includes amortization of purchased technology, write-off of Telmax royalty and applicable integration and restructuring charges.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our export sales accounted for 33%, 35%, and 29%, of our net sales in 2003, 2002, and 2001, respectively. The geographical components of sales are as follows:

	Year ended June 30,
	2003	2002	2001
United States	67%	65%	71%
International:
Far East	7%	12%	3%
Europe	15%	9%	10%
Canada	2%	2%	2%
Latin America	7%	10%	9%
Rest of the world	2%	2%	5%

No customer accounted for 10% or more of our net sales in fiscal 2003. Two customers each accounted for 11% of our net sales in fiscal 2002 and two customers accounted for 13.5% and 15.5% of our net sales in fiscal 2001.

Note P—Integration and Restructuring Charges

During fiscal 2003, we recorded integration and restructuring charges of $8.4 million in acquisition-related costs and other restructuring expenses, $6.7 million of which was recorded as operating expenses, while the remaining $1.7 million as cost of sales. These include acquisition related costs incurred for severance, facility and financial system consolidations, proxy solicitation, employee travel, consulting services, legal, and financial advisory fees. Other restructuring includes severance costs related to the involuntary termination of 48 personnel from engineering, sales, marketing and administration, in connection with workforce reductions primarily in our Broadband Networking Division. As part of the facility consolidation, we exited several of our leased buildings and have included additional future lease payments based upon current conditions, net of anticipated sublease revenue, in the charge.

We are pursuing plans to further consolidate manufacturing facilities acquired in the acquisitions and reduce future manufacturing and operating costs. We expect to cease all manufacturing in the Irvine, California facility before the end of fiscal 2004 and move the majority of this production to our Beverly, Massachusetts facility. We anticipate that additional charges will be incurred over the next year to consolidate these two manufacturing locations into one.

The following table shows the details of the restructuring costs accruals, which consist of facilities and severance costs for the fiscal year ended June 30, 2003:

	Balance at June 30, 2002	Additions	Adjustments	Payments	Balance at June 30, 2003
Facilities	$—	$2,300,960	$—	$(136,180)	$2,164,780
Severance and benefits	—	4,256,030	(923,031)	(2,446,746)	886,253

Total	$—	$6,556,990	$(923,031)	$(2,582,926)	$3,051,033

The facilities reserve represents the lease loss accrual for the Toledo Way building in Irvine, California and an additional lease loss accrual for the Santa Rosa, California facility. These accruals are presented net of expected sublease income, and will be paid over the next twelve years. The payments of $2.4 million for severance and benefits is for 135 personnel from manufacturing, engineering, sales, marketing and administration from the

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Datum and TrueTime sites in Beverly, Massachusetts; Austin, Texas; Santa Rosa, California and Irvine, California. The adjustment of $0.9 million is a reduction in the severance accrual due to employees included in the original estimate but either resigned, transferred to other positions or were terminated for cause. The balance of the severance accrual at June 30, 2003 is for the remainder of reductions for 31 employees in the first six months of fiscal 2004 at Irvine, California, and Austin, Texas, from the initial acquisition plan.

Note Q—Subsequent Events

In July 2003, we ceased using sub-assembly level manufacturing from a contract manufacturer who supplied product to our Austin facility (Austin’s manufacturing operations ceased in fiscal 2003). Although the inventory level maintained by the contract manufacturer is driven by our forecast, not a purchase order commitment, we may still incur liabilities to purchase its inventory on hand. The approximate amount of forecasted purchases is $0.5 million.

In August 2003, Erik H. van der Kaay, currently Chairman of the Board, decided to not stand for re-election at the October 31, 2003 annual meeting and has resigned from the Board. He will remain a consultant to Symmetricom. Our Governance Committee has initiated a process to identify a new Board member and to provide for the Board to select an independent member as Chairman. In the interim, Dr. Krish Prabhu, an independent Board member who has been in this position for over five years, will serve as Interim Chairman.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders to be held on October 31, 2003 (the “Proxy Statement”).

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires a company’s directors, officers and beneficial owners of more than 10% of any class of equity securities of the company registered pursuant to section 12 of the Exchange Act to file with the Securities and Exchange Commission (the “SEC”) initial reports of beneficial ownership and reports of changes in ownership of Common Stock and other equity securities of Symmetricom registered pursuant to section 12 of the Exchange Act. This information is contained in the section called “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Nominees,” “Executive Officer Compensation,” “Election of Directors—Director Compensation,” and “Certain Transactions” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption “Other Information—Share Ownership by Principal Shareholders and Management” contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the caption “Certain Transactions” contained in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is included in “Ratification of Appointment of Independent Auditors of the Company” in our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Financial Statement Schedule

1.    Financial Statement.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedule.    The following financial statement schedule of Symmetricom for the years ended June 30, 2003, 2002, and 2001, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements. Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)    Reports on Form 8-K

During the quarter ended June 30, 2003, the Registrant filed the following reports on Form 8-K:

Date Filed	Date of Report	Item Number	Financial Statements Required
May 1, 2003	May 1, 2003	7(c). Exhibits 9. Registration FD Disclosure	None

(c)    Exhibits

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum, Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).
The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Company Disclosure Schedule
Parent Disclosure Schedule
Schedule 1.1
Schedule 2.2(d) (if applicable)
Exhibit A-1 Form of Support Agreement—Company
Exhibit A-2 Form of Support Agreement—Parent
Exhibit B Form of Lockup Agreement
Exhibit C Form of Affiliate Agreement

2.2	Agreement and Plan of Merger, dated January 3, 2002, among the Registrant and Symmetricom, Inc. a California corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

2.3	Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed April 1, 2002 and Annex B to the Registrant’s registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).

Exhibit No.	Description of Exhibits

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

3.1(ii)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

4.2	Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).

10.2#	1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.5#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.7	Form of Indemnification Agreement (incorporated by reference from exhibit 10.6 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

10.8#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.9#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.10#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

Exhibit No.	Description of Exhibits

10.11#	Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.14#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.15#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.16#	Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#

Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated

July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on

Form 10-K filed September 20, 2001).

10.18#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.19#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.20#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.21	Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.22	Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.23	Amendment to the Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.24	Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.25	Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).

Exhibit No.	Description of Exhibits

10.27#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).

10.28#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.29#	Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.31	Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.32	First Amendment to Lease, dated March 15, 1995, between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.33	Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.34	Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.35	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.36#

Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s quarterly report on

Form 10-Q for the quarterly period ended June 30, 1998).

10.37#

Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s quarterly report on

Form 10-Q for the quarterly period ended June 30, 1998).

10.38#	Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.39	Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.40	Third Amended and Restated Credit Agreement and Assumption Agreement, as amended, dated as of October 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.38 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2002).

Exhibit No.	Description of Exhibits

10.41	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 29, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.39 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2002).

10.42	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of January 17, 2003, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.43	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of March 15, 2003, by and between Symmetricom, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.44	Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.45	Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.46	Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 76 of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

(d)    Financial Statement Schedule

See Item 14(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions (1)	Balance at End of Year
Year ended June 30, 2003:
Accrued warranty expense	$4,950	$3,800	(2)	$4,729	$4,021
Allowance for doubtful accounts	$789	$346		$161	$974
Allowance for excess and obsolete inventory	$4,718	$3,926		$2,112	$6,532

Year ended June 30, 2002:
Accrued warranty expense	$5,528	$793		$1,371	$4,950
Allowance for doubtful accounts	$994	$50		$255	$789
Allowance for excess and obsolete inventory	$4,339	$2,731		$2,352	$4,718

Year ended June 30, 2001:
Accrued warranty expense	$4,471	$1,671		$614	$5,528
Allowance for doubtful accounts	$322	$910		$238	$994
Allowance for excess and obsolete inventory	$3,524	$1,357		$542	$4,339

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.
(2)	Amount includes balances from Datum and TrueTime at acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 23, 2003	By:	/s/ THOMAS W. STEIPP

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

Signatures	Title	Date

/s/ THOMAS W. STEIPP Thomas W. Steipp	Chief Executive Officer (Principal Executive Officer) and Director	September 23, 2003

/s/ WILLIAM SLATER William Slater	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 23, 2003

/s/ KRISH A. PRABHU Krish A. Prabhu	Interim Chairman of the Board	September 23, 2003

/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 23, 2003

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Director	September 23, 2003

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 23, 2003

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 23, 2003

/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 23, 2003

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 23, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum, Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).
The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Company Disclosure Schedule
Parent Disclosure Schedule
Schedule 1.1
Schedule 2.2(d) (if applicable)
Exhibit A-1 Form of Support Agreement—Company
Exhibit A-2 Form of Support Agreement—Parent
Exhibit B Form of Lockup Agreement
Exhibit C Form of Affiliate Agreement

2.2	Agreement and Plan of Merger, dated January 3, 2002, among the Registrant and Symmetricom, Inc. a California corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

2.3	Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed April 1, 2002 and Annex B to the Registrant’s registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).
The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

3.1(ii)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

4.2	Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).

10.2#	1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

Exhibit No.	Description of Exhibits

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.5#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.7	Form of Indemnification Agreement (incorporated by reference from exhibit 10.6 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

10.8#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.9#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.10#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

10.11#	Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.14#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.15#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.16#	Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#	Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.18#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.19#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

Exhibit No.	Description of Exhibits

10.20#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.21	Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.22	Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.23	Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.24	Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.25	Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).

10.27#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).

10.28#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.29#	Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.31	Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.32	First Amendment to Lease, dated March 15, 1995, between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.33	Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

Exhibit No.	Description of Exhibits

10.34	Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.35	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.36#	Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.37#	Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.38#	Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.39	Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.40	Third Amended and Restated Credit Agreement and Assumption Agreement, as amended, dated as of October 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.38 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2002).

10.41	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 29, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.39 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2002).

10.42	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of January 17, 2003, by and between Datum Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.43	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of March 15, 2003, by and between Symmetricom, Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.44	Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.45	Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

Exhibit No.	Description of Exhibits

10.46	Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 76 of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

(d)    Financial Statement Schedule

See Item 14(a)(2) above.

