Form 10-Q
period 2003-09-30
SYMMETRICOM INC
filed 2003-11-12
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒  No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2003
Common Stock	43,717,611

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,815	$32,284
Restricted cash	3,000	3,396
Short-term investments	8,568	735

Cash and investments	32,383	36,415
Accounts receivable, net of allowance for doubtful accounts of $960 and $974	23,653	23,776
Inventories	28,057	29,070
Prepaids and other current assets	4,828	4,183
Deferred taxes, current	9,670	9,670

Total current assets	98,591	103,114
Property, plant and equipment, net	30,364	31,222
Goodwill, net	48,916	50,200
Other intangible assets, net	18,010	19,128
Deferred taxes, non-current	30,399	28,311
Other assets	1,332	1,415
Note receivable from employee	500	500

Total assets	$228,112	$233,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,574	$12,246
Accrued compensation	6,843	12,191
Accrued warranty	4,050	4,021
Other accrued liabilities	9,907	10,528
Current maturities of long-term obligations	1,034	996

Total current liabilities	32,408	39,982
Long-term obligations	10,106	10,057
Deferred income taxes	413	419

Total liabilities	42,927	50,458

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 44,008 shares issued and 43,448 shares outstanding in September 2003; 43,051 shares issued and 42,491 outstanding in June 2003	162,972	159,194
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive income (loss)	31	(178)
Deferred stock-based compensation	(1,077)	(1,133)
Retained earnings	23,814	26,104

Total stockholders’ equity	185,185	183,432

Total liabilities and stockholders’ equity	$228,112	$233,890

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$38,478	$18,283
Cost of product and services	23,233	11,879
Amortization of purchased technology	987	258
Integration and restructuring charges	442	—

Gross profit	13,816	6,146
Operating expenses:
Research and development	4,759	3,193
Selling, general and administrative	11,477	7,050
Amortization of intangibles	193	65
Integration and restructuring charges	328	124

Operating loss	(2,941)	(4,286)
Loss on equity securities	—	(198)
Interest income	74	189
Interest expense	(151)	(149)

Loss before income taxes	(3,018)	(4,444)
Income tax benefit	(762)	(1,347)

Loss from continuing operations	(2,256)	(3,097)
Loss from discontinued operations, net of tax	(34)	—

Net loss	$(2,290)	$(3,097)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.05)	$(0.14)
Loss from discontinued operations	—	—

Net loss	$(0.05)	$(0.14)

Weighted average shares outstanding—basic and diluted	42,515	22,052

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,290)	$(3,097)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,009	1,675
Deferred income taxes	(810)	(1,337)
Loss on equity securities	—	198
Amortization of deferred stock-based compensation	56	—
Changes in assets and liabilities:
Accounts receivable	123	(1,620)
Inventories	1,013	1,941
Prepaids and other current assets	(562)	(3,878)
Accounts payable	(1,672)	1,788
Accrued compensation	(5,348)	(25)
Other accrued liabilities	(101)	(715)

Net cash used for operating activities	(6,582)	(5,070)

Cash flows from investing activities:
Change in restricted cash	396	—
Purchases of short-term investments	(9,173)	(55)
Maturities of short-term investments	1,447	—
Purchases of property, plant and equipment	(1,033)	(242)

Net cash used for investing activities	(8,363)	(297)

Cash flows from financing activities:
Repayment of long-term obligations	(404)	(144)
Proceeds from issuance of common stock	3,778	240
Repurchase of common stock	—	(607)

Net cash provided by (used for) financing activities	3,374	(511)

Effect of exchange rate changes on cash and cash equivalents	102	—
Net decrease in cash and cash equivalents	(11,469)	(5,878)
Cash and cash equivalents at beginning of period	32,284	52,521

Cash and cash equivalents at end of period	$20,815	$46,643

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$107	$(270)
Deferred taxes on unrealized loss	—	(119)

Cash payments for:
Interest	$151	$150
Income taxes	45	5

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2004.

The consolidated balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our current fiscal quarter ended on September 28, 2003.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.1 million as of September 30, 2003, of which $1.1 million is expected to be collected by the end of fiscal 2004 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassification did not change the previously reported revenues, operating loss or net loss amounts.

Restricted Cash

Restricted cash consists primarily of a certificate of deposit in conjunction with a letter of credit and funds related to a development bond.

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Therefore, we recognize no compensation expense in our statement of operations with respect to stock-based awards to our employees. However, we provide additional pro forma disclosures as required.

In December 2002, we adopted the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002
	(in thousands, except for earnings per share)
Net loss, as reported	$(2,290)	$(3,097)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(458)	(1,728)

Pro forma	$(2,748)	$(4,825)

Loss per share—basic and diluted
As reported	$(0.05)	$(0.14)
Pro forma	$(0.06)	$(0.22)

Note 3. Acquisitions

During the second quarter of fiscal 2003, we acquired Datum, Inc. (“Datum”) and TrueTime, Inc. (“TrueTime”) to add complementary products and increase our customer base, among other reasons. We also acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. (“Kestrel”).

Acquisition of Datum

On October 29, 2002, we completed our acquisition of Datum. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of May 22, 2002 and was accounted for as a purchase. As a result of the merger, Datum became a wholly-owned subsidiary of Symmetricom. We issued approximately 17.4 million shares of our common stock with a fair value of $97.5 million, converted Datum stock options into options to purchase approximately 2.3 million shares of our common stock with a fair value of $13.1 million and converted Datum warrants into warrants to purchase 486,754 shares of our common stock with an exercise price of $4.135 per share and a fair value of $1.8 million. In addition, we incurred direct acquisition costs of approximately $6.6 million.

The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	42,862
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	68,217
Assumed liabilities	(22,600)

Total purchase price	$118,938

In the first quarter of fiscal 2004, the amounts contained in the purchase price allocation were adjusted when final data on preliminary estimates were received. The changes are reflected in the table above and include a $1.3 million increase in tax assets identified when final tax returns were prepared. The purchase price allocations will be finalized in the second quarter of fiscal 2004. Further changes may include adjustments to 1) our warranty accrual, which is currently under review to gather additional history, 2) our inventory reserve and commitments, pending ongoing negotiation with a major customer regarding contractual liabilities, and 3) our deferred tax liability related to fixed assets as of the date of the acquisition.

Acquisition of TrueTime

On October 4, 2002, we completed our acquisition of TrueTime. The acquisition was accomplished pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002 and amended as of June 26, 2002 and was accounted for as a purchase. As a result of the merger, TrueTime became a wholly-owned subsidiary of Symmetricom. We issued approximately 2.6 million shares of our common stock with a fair value of $16.3 million and $5.0 million in cash, paid $34,000 to cancel TrueTime’s options and converted TrueTime’s warrants into warrants to purchase 87,394 shares of our common stock with an exercise price of $12.59 per share with a fair value of $235,000. In addition, we incurred direct acquisition costs of approximately $1.2 million.

The purchase price was allocated to TrueTime’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$7,823
Property, plant and equipment	3,321
Other tangible assets	9,606
Existing technology	2,760
In-process research and development	405
Goodwill	3,274
Assumed liabilities	(4,444)

Total purchase price	$22,745

Note 4. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three-month period ended September 30, 2003, we recognized a $34,000 loss, net of taxes.

Note 5. Restructuring Plans

In connection with the acquisitions of Datum and TrueTime, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. A majority of our manufacturing operations have been consolidated into our facility in Aguadilla, Puerto Rico and we are currently integrating our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have reduced staff in the Broadband Networking Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

The facilities accruals represent the lease loss accruals for the Toledo Way facility in Irvine, California, the Westwind Boulevard facility in Santa Rosa, California and the Via Del Oro facility in San Jose, California. These accruals are presented net of expected sublease income. The employee terminations were for 166 personnel from manufacturing, engineering, sales, marketing and administration from the Datum and TrueTime sites in Beverly, Massachusetts; Austin, Texas; Santa Rosa, California and Irvine, California.

As of September 30, 2003, a total of $3.2 million of severance payments were made to 148 personnel and the remaining $0.4 million will be paid out during the second quarter of fiscal 2004 for 14 personnel located at Irvine, California and Austin, Texas. The balance of $2.0 million lease loss accruals at September 30, 2003 will be paid over the next eight years. As part of the restructuring plans, we anticipate to have additional expenses of $5.0 million during the second quarter of fiscal 2004 in connection with the exit costs for our Irvine, California facility as well as reduction in force made primarily in the Telecom Solutions Division.

The following table shows the details of the restructuring cost accruals, which consist of facilities and severance costs for the three-month period ended September 30, 2003. The adjustments are for reclassifications of facility and benefit accruals.

	Balance at June 30, 2003	Adjustments	Payments	Balance at September 30, 2003
	(in thousands)
Facilities	$2,165	$115	$(306)	$1,974
Severance and benefits	886	38	(490)	434

Total	$3,051	$153	$(796)	$2,408

Separate from the restructure plans detailed above, during the first quarter of fiscal 2004 we recorded integration and restructuring charges of $0.8 million in acquisition-related costs, $0.5 million of which was recorded as cost of sales and the remaining $0.3 million was recorded as operating expenses. These include merger related costs incurred for employee travel, consulting services, legal fees and moving expense related to the relocation of the Irvine, California operations to Beverley, Massachusetts and Aguadilla, Puerto Rico. During the corresponding quarter of fiscal 2003, we recorded integration and restructuring charges of $0.1 million in acquisition-related costs and was recorded as operating expenses for employee travel, consulting services and legal fees.

Note 6. New Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we deferred recording the accrual of facility exit costs for our Irvine, California facility until we have exited the facility (see Note 5).

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21.

Note 7. Net Loss Per Share

Basic loss per share for the three months ended September 30, 2003 is computed by dividing net loss by the weighted average number of common shares outstanding during the period, 42,767,274 shares, less 252,428 contingently returnable common shares of unvested restricted stock. For the three months ended September 30, 2002, no adjustments were made to the weighted average common shares outstanding. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and vested restricted stock using the treasury method except when antidilutive. During the three-month periods ended September 30, 2003 and 2002, diluted net loss per share excludes 6,211,140 and 5,635,733 common equivalent shares outstanding, respectively, as their effect is antidilutive. The following table reconciles the number of shares utilized in the loss per share calculations.

	Three Months Ended September 30,
	2003	2002
Loss from continuing operations	$(2,256)	$(3,097)
Loss from discontinued operations	(34)	—

Net loss	$(2,290)	$(3,097)

Weighted average shares outstanding—basic and diluted	42,515	22,052
Basic and diluted loss per share from continuing operations	$(0.05)	$(0.14)
Basic and diluted gain per share from discontinued operations	—	—

Basic and diluted loss per share	$(0.05)	$(0.14)

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	September 30, 2003	June 30, 2003
	(in thousands)
Raw materials	$16,898	$19,414
Work-in-process	7,239	5,523
Finished goods	3,920	4,133

Total	$28,057	$29,070

Note 9. Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets as of September 30, 2003 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,482	$7,457	$16,025
Customer lists, trademarks, other	3,775	1,790	1,985

Total	$27,257	$9,247	$18,010

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2004 (remaining nine months)	$3,469
2005	4,338
2006	4,049
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	223

Total amortization	$18,010

The changes in the carrying value of goodwill for the three months ended September 30, 2003 are as follows for the different segments of Symmetricom (see Note 3):

	Wireline	Wireless / OEM	Timing, Test and Measurement	Total
	(in thousands)
Balances as of July 1, 2003	$28,175	$7,245	$14,780	$50,200
Adjustment to purchased goodwill	(562)	(310)	(412)	(1,284)

Balances as of September 30, 2003	$27,613	$6,935	$14,368	$48,916

Note 10. Comprehensive Loss

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

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Net loss	$(2,290)	$(3,097)
Other comprehensive loss:
Foreign currency translation adjustments	102	—
Unrealized gain (loss) on investments, net of taxes	107	(270)

Other comprehensive loss	209	(270)

Total comprehensive loss	$(2,081)	$(3,367)

Note 11. Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase our common stock. During the three months ended September 30, 2003, we did not repurchase any shares. However, as of September 30, 2003, we have the authorization to repurchase an additional 0.7 million shares of common stock.

Note 12. Long-term Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. As of September 30, 2003, we had $3.0 million of restricted cash set aside by the Company to back up the letter of credit.

Long-term obligations consist of:

	September 30, 2003	June 30, 2003
	(in thousands)
Capital leases	$6,725	$6,948
Less—current maturities	(974)	(936)
Lease loss accrual	1,315	873
Bond payable	2,605	2,605
Less—current maturities	(60)	(60)
Postretirement benefits	495	559
Deferred revenue	—	68

Total	$10,106	$10,057

Note 13. Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owners’ claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect. We currently have an accrual of $0.1 million regarding this potential liability.

We are also party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 14. Business Segment Information

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

	Three Months Ended September 30,
	2003	2002
	(in thousands, except percentages)
Net sales:

Telecom Solutions Division:

Wireline Products	$17,347	$11,348
Wireless/OEM Products	6,724	4,541
Broadband Networking Products	297	114
Global Services	2,075	481
Other	1,088	1,799
Timing Test and Measurement Division	10,947	—

Total net sales	38,478	18,283
Cost of sales:
Telecom Solutions Division:
Wireline Products	10,119	7,066
Wireless/OEM Products	5,149	3,195
Broadband Networking Products	281	99
Global Services	1,122	128
Other	867	1,391
Timing Test and Measurement Division	5,683	—
Other cost of sales*	1,441	258

Total cost of sales	24,662	12,137
Gross profit:
Telecom Solutions Division:
Wireline Products	7,228	4,282
Wireless/OEM Products	1,575	1,346
Broadband Networking Products	16	15
Global Services	953	353
Other	221	408
Timing Test and Measurement Division	5,264	—
Other cost of sales*	(1,441)	(258)

Total gross profit	$13,816	$6,146

Gross margin:
Telecom Solutions Division:
Wireline Products	41.7%	37.7%
Wireless/OEM Products	23.4%	29.6%
Broadband Networking Products	5.4%	13.2%
Global Services	45.9%	73.4%
Other	20.3%	22.7%
Timing Test and Measurement Division	48.1%	—
Other cost of sales*	(3.7)%	(1.4)%
Total gross margin	35.9%	33.6%

*	Includes amortization of purchased technology and applicable integration and restructuring charges.

Note 15. Warranties

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

Changes in our accrued warranty liability during the quarter are as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Balance at beginning of the quarter	$4,021	$4,950
Provision for warranty for the quarter	548	88
Less: Actual warranty costs	(519)	(934)

Balance at the end of the quarter	$4,050	$4,104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, the risks that continued unprofitability may result in write downs of our deferred tax assets, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, the risks associated with attempting to integrate companies we acquire, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Symmetricom is a leading supplier of precise timing standards to industry, government, utilities, research centers and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing elements and business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase both performance and efficiency in today’s evolving communications environment.

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

Acquisition of Datum, TrueTime and NetMonitor

On October 4, 2002, we completed our acquisition of TrueTime. The total purchase price was approximately 2.6 million shares of our common stock and $5.0 million in cash. The acquisition of TrueTime was accounted for as a purchase.

On October 15, 2002, we acquired certain assets from NetMonitor. The acquisition was accounted for as an asset purchase. We paid $230,000 in cash for the acquired assets and incurred direct acquisition costs of approximately $30,000. The net purchase price was allocated to tangible assets of $40,000 and existing technology of $220,000.

On October 29, 2002, we completed our acquisition of Datum. The total purchase price was approximately 17.4 million shares of our common stock. The acquisition of Datum is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of Internal Revenue code and was accounted for as a purchase.

In June 2003, we discontinued the operation of the Trusted Time Division. The Trusted Time Division was acquired as part of the acquisition of Datum. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. Certain charges related to the discontinuance of this operation, including a non-cash impairment charge for goodwill and intangibles associated with this business, were taken in fiscal 2003.

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

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities assumed to restructure the pre-acquisition TrueTime and Datum organizations are subject to change as management completes its assessment of the pre-acquisition operations and continues to execute the integration plan.

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

Valuation of Inventory

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

Valuation of Investments

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. During the first quarter of fiscal 2004 we did not record any gains or losses on equity securities as we no longer have corporate equity securities. However, the $0.2 million loss recognized in the first quarter of fiscal 2003 was a write-off for the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. Based on these evaluations, no impairment losses were recorded during the first quarter of fiscal 2004 and the corresponding quarter in fiscal 2003.

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

The carrying value of our net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. At the end of each quarter of fiscal 2004, Symmetricom management will review the results of operations for that quarter, and forecasts for the remaining quarters of fiscal 2004 and future years, to determine if it is more likely than not that a valuation allowance for most or all of the deferred tax assets is needed. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. All of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2003 and 2002. These results include TrueTime’s results of operations from October 4, 2002 (the acquisition date) and Datum’s results of operations from October 29, 2002 (the acquisition date).

	Three Months Ended September 30,
	2003	2002
Net sales	100.0%	100.0%
Gross profit	35.9%	33.6%
Operating expenses:
Research and development	12.4%	17.5%
Selling, general and administrative, including amortization of intangibles	30.3%	38.9%
Integration and restructuring charges	0.9%	0.7%
Operating loss	(7.6)%	(23.4)%
Loss on equity securities	—	(1.1)%
Interest income	0.2%	1.0%
Interest expense	(0.4)%	(0.8)%
Loss from continuing operations	(5.9)%	(16.9)%
Loss from discontinued operations, net of tax	(0.1)%	—
Net loss	(6.0)%	(16.9)%

Net Sales:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Net Sales (in thousands)	$38,478	$18,283	110.5%

Net sales consist of sales of product, software licenses and services. Net sales increased by $20.2 million to $38.5 million in the first quarter of fiscal 2004 from $18.3 million in the corresponding quarter of fiscal 2003. The increase in net sales was primarily attributable to the acquisition of Datum and TrueTime in October 2002.

Of the $38.5 million in revenue for the first quarter of fiscal 2004, $27.5 million was from our Telecom Solutions Division, which is made up of $17.3 million from our wireline products, $6.7 million from our wireless/OEM products, $0.3 million from the broadband networking products, $2.1 million from global services and $1.1 million from other. The remaining revenue of $10.9 million was from the Timing, Test and Measurement Division. For the corresponding quarter of fiscal 2003, all of the $18.3 million was from the Telecom Solutions Division. Of this $18.3 million, $11.3 million was from our wireline products, $4.5 million from our wireless/OEM products, $0.1 million from the broadband networking products, $0.5 million from global services and $1.8 million from other.

Gross Profit:

Gross profit as a percentage of net sales was 35.9% in the first quarter of fiscal 2004 compared to 33.6% in the corresponding period of fiscal 2003. The 2.3% increase is comprised of a 4.6% profit improvement for cost of products and services, due primarily to a decrease in manufacturing overhead as a percentage of revenue related to production volume increases in Puerto Rico. This volume increase is a result of the transition of production from the TrueTime and Datum sites in Austin, Texas; Santa Rosa, California and Irvine, California. The 4.6% profit improvement was partially offset by a 1.2% decrease in gross profit due to additional amortization of purchased technology resulting from the Datum and TrueTime acquisitions in fiscal 2003 and a 1.1% decrease in gross profit from integration and restructuring charges.

Operating Expenses:

Research and development:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Research and development expense (in thousands)	$4,759	$3,193	49.0%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $4.8 million during the first quarter of fiscal 2004 compared to $3.2 million for the corresponding period of fiscal 2003. The overall increase in the research and development expense was primarily due to the acquisition of TrueTime and Datum.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products. We expect research and development expense to decline as a percentage of net sales for fiscal 2004 compared to fiscal 2003 due to reductions in headcount and expenses for the Broadband Network Division and due to headcount and expense reductions in San Jose, California; Austin, Texas and Irvine, California related primarily to the synergies from the acquisitions.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Selling, general and administrative, including amortization of intangible assets (in thousands)	$11,670	$7,115	64.0%

Selling, general and administrative expense including the amortization of intangibles consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities department and part of the amortization expenses of our intangible assets. These expenses increased 64.0% to $11.7 million for the first quarter of fiscal 2004 compared to $7.1 million for the corresponding quarter of fiscal 2003. This increase is primarily attributable to our acquisitions of TrueTime and Datum.

The amortization of intangible assets in operating expenses relates to certain assets that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. Amortization of intangibles increased to $0.2 million in the first quarter of fiscal 2004 from $0.1 million in the corresponding quarter of fiscal 2003.

Integration and restructuring charges:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Integration and restructuring charges (in thousands)	$328	$124	164.5%

During the first quarter of fiscal 2004, we recorded integration and restructuring charges of $0.3 million in acquisition-related costs and other restructuring expenses. These include merger related costs incurred for employee travel, consulting services, legal and moving expense related to the integration of the Irvine, California facilities to Beverley, Massachusetts and Aguadilla, Puerto Rico. During the corresponding quarter of fiscal 2003, we recorded integration and restructuring charges of $0.1 million in acquisition-related costs for employee travel, consulting services and legal fees.

Loss on equity securities:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Loss on equity securities (in thousands)	$—	$198	(100.0)%

        During the first quarter of fiscal 2004 we did not record any gains or losses on equity securities, as we no longer have corporate equity securities. However, the $0.2 million loss recognized in the first quarter of fiscal 2003 was a write-off for the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom.

Interest Income:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Interest Income (in thousands)	$74	$189	(60.8)%

Interest income decreased 60.8% to $0.1 million during the first quarter of fiscal 2004 compared to $0.2 million during the corresponding quarter of fiscal 2003. The decrease in interest income was primarily the result of a reduction of interest-bearing cash investments and lower average interest rates during the first quarter of fiscal 2004 compared to the corresponding quarter of fiscal 2003. Our short-term investment portfolio consists of corporate debt securities and other short-term marketable securities.

Interest Expense:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Interest Expense (in thousands)	$151	$149	1.3%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly constant at $0.2 million in the first quarter fiscal 2004 and in the corresponding quarter of fiscal 2003.

Income Taxes:

	Three Months Ended September 30,		Percentage Change
	2003	2002
Income Tax Benefit (in thousands)	$762	$1,347	(43.4)%

Our income tax benefit was $0.8 million in the first quarter of fiscal 2004 compared to a tax benefit of $1.3 million during the corresponding period of fiscal 2003. Our effective tax rate (our income tax benefit as a percentage of our pre-tax loss) for fiscal 2004 is estimated to be approximately 25% compared to 26% for fiscal 2003. Our fiscal 2004 effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, because most of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we incurred a net loss of $2.3 million, or $0.05 per share, in the first quarter of fiscal 2004 compared to net loss of $3.1 million, or $0.14 per share, during the corresponding quarter of fiscal 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had a combined balance of cash and cash equivalents and short-term investments of $29.4 million, a decrease of $3.6 million from June 30, 2003. We also carry $3.0 million of restricted cash to back up our line of credit. Our total capital commitments outstanding at the end of September 30, 2003 were $1.3 million. Days sales outstanding in accounts receivable was 56 days at the end of September 30, 2003, a decrease from 59 days at June 30, 2003. This decrease is attributable to the increase in sales during the first quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures for the next twelve months.

On January 17, 2003, we amended Datum’s credit facility with Wells Fargo Bank. The credit facility was extended in February 2003. The credit facility included a line of credit for $3.0 million to be used as a back up for letters of credit.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent determines the interest rate for each rate period to be the lowest rate, which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the letter of credit issued under our credit facility with Wells Fargo Bank.

As part of the merger with Datum, we converted a warrant to purchase common stock of Datum that was held by UBS Warburg into a warrant to purchase 486,754 shares of our common stock at an exercise price of $4.135 per share. The warrant was exercised in September 2003, upon which we received total cash proceeds of $2.2 million.

Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we delayed the accrual of facility exit costs of $0.6 million in the first quarter of fiscal 2004 for our Irvine, California facility.

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21.

Factors That May Affect Results

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $2.3 million for the quarter ended September 30, 2003. We cannot assure you that we will be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

If we continue to incur net losses, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings.

We have incurred a net loss for each of the last nine consecutive quarters. These results create uncertainty about the recoverability of our $40 million of deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would hurt our net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each quarter of fiscal 2004, Symmetricom management will review the results of operations for that quarter, and forecasts for the remaining quarters of fiscal 2004 and future years, to determine if it is more likely than not that a valuation allowance for most or all of the deferred tax assets is needed.

If we continue to incur net operating losses, we may review our expense structure for profit

If we continue to sustain net operating losses or low profit margins, we may reduce operating expense levels in the future, which could create future restructuring charges.

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

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, is experiencing a general economic downturn. We do not know when or if the telecommunications markets will recover. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. If a customer seeks bankruptcy protection it could result in nonpayment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net sales, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net sales. Although no single customer accounted for 10% or more of our net sales during the first quarter of fiscal 2004, one customer accounted for 13.1% of our net sales during the corresponding quarter of fiscal 2003. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net sales for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. A relatively small number of customers have also historically accounted for, and are expected to account for, a significant portion of the net sales in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 12% to 16% of our net sales were made to United States government agencies either directly or indirectly through subcontracts historically. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the recently completed acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions of TrueTime and Datum, and our future acquisitions, involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may overestimate the revenue and profits that we expect the acquired businesses to generate;

•	we may overestimate the cost savings to be obtained from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may encounter difficulties in entering markets in which we have no or limited prior experience;

•	we may be unable to retain key employees of the acquired business;

•	our stockholders may be diluted if we pay for an acquisition with equity securities;

•	our stock price may suffer if the former stockholders of Datum, TrueTime or any of the other acquired companies dispose of significant numbers of shares of our common stock that they receive in the acquisition within a short period of time; and

•	third parties who have decided against pursuing legal claims against us or an acquired entity prior to the acquisition may, in light of our increased revenues and size of operations resulting from the acquisition, revise their assessments and decide to pursue their claims.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 31% of net sales during the first quarter of fiscal 2004 compared to 39% of net sales during the corresponding quarter of fiscal 2003. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net sales for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

At September 30, 2003, we had recorded goodwill with a net book value of $48.9 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. In the second quarter of 2003, we recorded a $14.7 impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of 2003, we recorded an $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges which could have a material adverse effect on our reported results.

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes when calculating our effective tax rate. Historically, using this exemption has reduced our effective tax rate. Our overall effective tax rate could increase during fiscal years 2004 through 2006, as the exemption will become subject to additional limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

We may be subject to additional taxes from tax reviews by foreign authorities

Although we believe that we have made adequate reserves for foreign tax provisions, there can be no assurance that such reserves will be adequate until the foreign authorities have reviewed the foreign tax filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 30, 2003, we had short-term investments of $8.6 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at September 30, 2003, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.9 million with the United Kingdom and $1.1 million with Germany at September 30, 2003, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

As of September 30, 2003, the end of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our business, financial condition and results of operations, we do not believe the aggregated potential liability will have such an effect. We currently have an accrual of $0.1 million regarding this potential liability.

We are also party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

As part of the merger with Datum, we converted a warrant to purchase common stock of Datum that was held by UBS Warburg into a warrant to purchase 486,754 shares of our common stock at an exercise price of $4.135 per share. On September 25, 2003, UBS Warburg exercised the warrant, and in connection with such exercise we issued 486,754 shares of our common stock to UBS Warburg, for aggregate proceeds of $2.2 million. The transaction was a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K:

On August 7, 2003, the Company filed a current report on Form 8-K under Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting our results of operations for the quarter ended June 30, 2003. In addition, the Company filed under Item 7 (“Financial Statements and Exhibits”) the following exhibit: “Press Release dated August 7, 2003.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE:	November 12, 2003	By:	/s/ THOMAS W. STEIPP

Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE:	November 12, 2003	By:	/s/ WILLIAM SLATER

William Slater Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.