Form 10-Q
period 2003-12-31
SYMMETRICOM INC
filed 2004-02-10
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2004
Common Stock	44,294,967

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,160	$32,284
Restricted cash	3,000	3,396
Short-term investments	10,760	735

Cash and investments	28,920	36,415
Accounts receivable, net of allowance for doubtful accounts of $786 and $974	24,756	23,776
Inventories	29,845	29,070
Prepaids and other current assets	6,104	4,183
Deferred taxes, current	9,670	9,670

Total current assets	99,295	103,114
Property, plant and equipment, net	29,626	31,222
Goodwill, net	49,248	50,200
Other intangible assets, net	16,894	19,128
Deferred taxes, non-current	32,526	28,311
Other assets	1,272	1,415
Note receivable from employee	500	500

Total assets	$229,361	$233,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,237	$12,246
Accrued compensation	8,870	12,191
Accrued warranty	4,141	4,021
Other accrued liabilities	10,618	10,528
Current maturities of long-term obligations	1,068	996

Total current liabilities	35,934	39,982
Long-term obligations	10,064	10,057
Deferred income taxes	411	419

Total liabilities	46,409	50,458

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 44,361 shares issued and 43,801 shares outstanding in December 2003; 43,051 shares issued and 42,491 outstanding in June 2003	164,460	159,194
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive income (loss)	102	(178)
Deferred stock-based compensation	(1,020)	(1,133)
Retained earnings	19,965	26,104

Total stockholders’ equity	182,952	183,432

Total liabilities and stockholders’ equity	$229,361	$233,890

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenue	$40,953	$39,967	$79,431	$58,250
Cost of product and services	24,174	23,727	47,407	35,606
Amortization of purchased technology	975	861	1,962	1,119
Write-off of Telmax royalty	—	567	—	567
Integration and restructuring charges	5,199	43	5,641	43

Gross profit	10,605	14,769	24,421	20,915
Operating expenses:
Research and development	4,043	5,561	8,802	8,754
Selling, general and administrative	10,670	12,025	22,147	19,075
Amortization of intangibles	208	659	401	724
Integration and restructuring charges	1,562	884	1,890	1,008
Impairment of goodwill	—	15,335	—	15,335
Acquired in-process research and development	—	1,561	—	1,561

Operating loss	(5,878)	(21,256)	(8,819)	(25,542)
Loss on equity securities	—	(252)	—	(450)
Interest income	91	169	165	358
Interest expense	(154)	(147)	(305)	(296)

Loss before income taxes	(5,941)	(21,486)	(8,959)	(25,930)
Income tax benefit	(2,074)	(2,122)	(2,836)	(3,469)

Loss from continuing operations	(3,867)	(19,364)	(6,123)	(22,461)
Gain (loss) from discontinued operations, net of tax	18	(490)	(16)	(490)

Net loss	$(3,849)	$(19,854)	$(6,139)	$(22,951)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.09)	$(0.54)	$(0.14)	$(0.77)
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net loss	$(0.09)	$(0.55)	$(0.14)	$(0.79)

Weighted average shares outstanding—basic and diluted	43,416	36,213	42,965	29,133

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,139)	$(22,951)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of goodwill	—	15,335
Acquired in-process research and development	—	1,561
Depreciation and amortization	5,953	4,932
Deferred income taxes	(2,939)	(1,765)
Loss on equity securities	—	450
Amortization of deferred stock-based compensation	113	—
Changes in assets and liabilities:
Accounts receivable	(980)	(3,358)
Inventories	(803)	4,869
Prepaids and other current assets	(1,778)	(387)
Accounts payable	(1,009)	588
Accrued compensation	(3,321)	1,329
Accrued warranty	120	372
Other accrued liabilities	689	(3,051)

Net cash used for operating activities	(10,094)	(2,076)

Cash flows from investing activities:
Change in restricted cash	396	—
Purchases of short-term investments	(12,394)	(162)
Maturities of short-term investments	2,501	104
Proceeds from sale of equity securities	—	275
Purchases of property, plant and equipment	(2,123)	(423)
Acquisition and related costs, net of cash acquired	—	(2,730)

Net cash used for investing activities	(11,620)	(2,936)

Cash flows from financing activities:
Repayment of long-term obligations	(824)	(590)
Proceeds from issuance of common stock	5,266	240
Repurchase of common stock	—	(802)

Net cash provided by (used for) financing activities	4,442	(1,152)

Effect of exchange rate changes on cash and cash equivalents	148	137
Net decrease in cash and cash equivalents	(17,124)	(6,027)
Cash and cash equivalents at beginning of period	32,284	52,521

Cash and cash equivalents at end of period	$15,160	$46,494

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$132	$(297)
Deferred taxes on unrealized loss	—	(63)
Cash payments for:
Interest	$319	$297
Income taxes	58	235

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2004.

The consolidated balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our current fiscal quarter ended on December 28, 2003.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.1 million as of December 31, 2003, of which $1.1 million is expected to be collected by the end of fiscal 2004 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Therefore, we recognize no compensation expense in our consolidated statements of operations with respect to stock-based awards to our employees. However, we provide additional pro forma disclosures as required.

In December 2002, we adopted the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except for earnings per share)
Net loss, as reported	$(3,849)	$(19,854)	$(6,139)	$(22,951)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	35	—	70	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(336)	(2,315)	(829)	(2,834)

Pro forma	$(4,150)	$(22,169)	$(6,898)	$(25,785)

Loss per share—basic and diluted
As reported	$(0.09)	$(0.55)	$(0.14)	$(0.79)
Pro forma	$(0.10)	$(0.61)	$(0.16)	$(0.89)

The weighted average estimated fair value of options granted was $4.32 per share in the second quarter of fiscal 2004 and $0.89 per share in the corresponding quarter of fiscal 2003. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the second quarter of fiscal 2004 and 2003, respectively: expected volatility of 83.8% and 88.3%, risk-free interest rate of 2.9% and 1.88% and expected life after vesting of 4.2 years and 2.1 years.

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

The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	42,834
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	68,549
Assumed liabilities	(22,904)

Total purchase price	$118,938

In the first quarter of fiscal 2004, the amounts contained in the purchase price allocation were adjusted when final data on some of the preliminary estimates was received. The changes are reflected in the table above and include a $1.3 million increase in deferred tax assets identified when final tax returns were prepared. In the second quarter of fiscal 2004, the purchase price allocation was finalized. The changes are reflected in the table above and include a $304,000 increase in the accrued warranty after confirming with the customers the amount of total liabilities for the rework and a $28,000 net increase in the inventory write-off after negotiating with the vendor to finalize the liabilities.

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

Note 4. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three and six months ended December 31, 2003, we recognized a gain of $18,000 and a loss of $16,000, net of taxes, respectively.

Note 5. Integration and restructuring charges

In connection with the acquisitions of Datum and TrueTime, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. A majority of our manufacturing operations have been consolidated into our facility in Aguadilla, Puerto Rico and we have integrated our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have consolidated the Broadband Networking Division into the Telecom Solutions Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

The facilities accruals represent the lease loss accruals for the Toledo Way facility in Irvine, California, the Westwind Boulevard facility in Santa Rosa, California and the Via Del Oro facility in San Jose, California. These accruals are presented net of expected sublease income. The employee terminations were for 162 personnel from manufacturing, engineering, sales, marketing and administration from the Datum and TrueTime sites in Beverly, Massachusetts; Austin, Texas; Santa Rosa, California and Irvine, California.

As of December 31, 2003, a total of $3.6 million of severance payments were made to 160 personnel and the remaining $53,000 will be paid out during the third quarter of fiscal 2004 for two employees. The balance of the $1.9 million lease loss accrual as of December 31, 2003 will be paid over the next eight years.

During the second quarter of fiscal 2004 we recorded integration and restructuring charges of $6.8 million, $5.2 million of which was recorded as cost of sales and the remaining $1.6 million was recorded as operating expenses. This $6.8 million was comprised of $5.4 million in costs in connection with the exit of our Parker facility in Irvine, California and $1.4 million in severance expenses for 35 personnel for the reduction in force primarily in the Telecom Solution Division.

Included in the $5.4 million exit costs were severance expenses of $2.6 million for 79 personnel, lease loss of $1.1 million for the Parker facility in Irvine, California, lease loss of $27,000 for the Lindbergh Avenue facility in Livermore, California, lease loss of $29,000 for the Brighton facility in United Kingdom, and other shutdown related costs for the Parker facility of $1.7 million. The balance of $1.2 million lease loss accruals at December 31, 2003 will be paid over the next two years. The balance of $1.7 million severance accruals at December 31, 2003 will be substantially paid out by March 31, 2004 for 36 personnel located at Irvine, California.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the six-month period ended December 31, 2003 and the year ended June 30, 2003. The adjustments are for reclassifications of facility and benefit accruals (in thousands).

	Accruals Established as of October 2002	Additions	Adjustments	Payments	Balance at June 30, 2003
	(in thousands)
Facilities (October 2002 to June 2003)	$510	$—	$1,790	$(135)	$2,165
Severance and benefits (October 2002 to June 2003)	4,529	—	(961)	(2,682)	886

Total	$5,039	$—	$829	$(2,817)	$3,051

	Balance at June 30, 2003	Additions	Adjustments	Payments	Balance at December 31, 2003
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$—	$361	$(615)	$1,911
Severance and benefits (October 2002 to June 2003)	886	—	38	(871)	53
Facilities (fiscal 2004)	—	1,159	—	—	1,159
Severance and benefits (fiscal 2004)	—	1,685	—	—	1,685

Total	$3,051	$2,844	$399	$(1,486)	$4,808

Note 6. New Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we deferred recording the accrual of facility exit costs for our Irvine, California facility until we had exited the facility (see Note 5).

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21 at the beginning of fiscal year 2004.

In January 2003, The FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. The Company has not invested in any entities that management believes are variable interest entities, and does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

Note 7. Net Loss Per Share

Basic loss per share for the three and six months ended December 31, 2003 is computed by dividing net loss by the weighted average number of common shares outstanding during the period, 43,668,333 and 43,217,804 shares, respectively, less 252,428 shares of unvested restricted common stock. No adjustments were made to the weighted average common shares outstanding for the corresponding periods in fiscal 2003. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and vested restricted stock using the treasury method except when antidilutive. During the three-month and six-month periods ended December 31, 2003 and 2002, diluted net loss per share excludes common equivalent shares outstanding, as their effect is antidilutive. The common equivalent shares outstanding during the three and six months ended December 31, 2003 were 5,694,087 shares, compared to 9,708,061 shares during the corresponding periods in fiscal 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Loss from continuing operations	$(3,867)	$(19,364)	$(6,123)	$(22,461)
Loss from discontinued operations	18	(490)	(16)	(490)

Net loss	$(3,849)	$(19,854)	$(6,139)	$(22,951)

Weighted average shares outstanding—basic and diluted	43,416	36,213	42,965	29,133
Basic and diluted loss per share from continuing operations	$(0.09)	$(0.54)	$(0.14)	$(0.77)
Basic and diluted gain per share from discontinued operations	—	(0.01)	—	(0.02)

Basic and diluted loss per share	$(0.09)	$(0.55)	$(0.14)	$(0.79)

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31, 2003	June 30, 2003
	(in thousands)
Raw materials	$16,376	$19,414
Work-in-process	8,825	5,523
Finished goods	4,644	4,133

Total	$29,845	$29,070

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended December 31, 2003 are as follows for the different segments of Symmetricom (see Note 3):

	Wireline	Wireless / OEM	Timing, Test and Measurement	Total
	(in thousands)
Balances as of July 1, 2003	$28,175	$7,245	$14,780	$50,200
Adjustments	(258)	(282)	(412)	(952)

Balances as of December 31, 2003	$27,917	$6,963	$14,368	$49,248

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of December 31, 2003 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,488	$8,446	$15,042
Customer lists, trademarks, other	3,769	1,917	1,852

Total	$27,257	$10,363	$16,894

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2004 (remaining six months)	$2,353
2005	4,338
2006	4,049
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	223

Total amortization	$16,894

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(3,849)	$(19,854)	$(6,139)	$(22,951)
Other comprehensive loss:
Foreign currency translation adjustments	46	137	148	137
Unrealized gain (loss) on investments, net of taxes	26	(28)	132	(297)

Other comprehensive gain (loss)	72	109	280	(160)

Total comprehensive loss	$(3,777)	$(19,745)	$(5,859)	$(23,111)

Note 11. Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase our common stock. During the six months ended December 31, 2003, we did not repurchase any shares. However, as of December 31, 2003, we have the authorization to repurchase an additional 0.7 million shares of common stock.

Note 12. Long-term Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. As of December 31, 2003, we had $3.0 million of restricted cash to secure the letter of credit.

Long-term obligations consist of:

	December 31, 2003	June 30, 2003
	(in thousands)
Capital leases	$6,496	$6,948
Less—current maturities	(1,013)	(936)
Lease loss accrual	1,568	873
Bond payable	2,575	2,605
Less—current maturities	(55)	(60)
Postretirement benefits	493	559
Deferred revenue	—	68

Total	$10,064	$10,057

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

Note 14. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Broadband Networking Products and Global Services. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our Wireless/OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Other within the Telecom Solutions Division.

The Timing Test and Measurement products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies, for government, power utilities, aerospace, defense, and enterprise markets.

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$17,258	$18,079	$34,604	$29,427
Wireless/OEM Products	7,619	9,436	14,342	13,977
Broadband Networking Products	549	176	846	290
Global Services	2,022	999	4,098	1,480
Other	1,581	1,117	2,670	2,916
Timing Test and Measurement Division	11,924	10,160	22,871	10,160

Total net revenue	40,953	39,967	79,431	58,250
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,416	10,969	19,549	18,035
Wireless/OEM Products	5,456	6,071	10,605	9,266
Broadband Networking Products	455	153	735	252
Global Services	1,241	307	2,362	435
Other	1,382	971	2,249	2,362
Timing Test and Measurement Division	6,224	5,256	11,907	5,256
Other cost of sales*	6,174	1,471	7,603	1,729

Total cost of sales	30,348	25,198	55,010	37,335
Gross profit:
Telecom Solutions Division:
Wireline Products	7,842	7,110	15,055	11,392
Wireless/OEM Products	2,163	3,365	3,737	4,711
Broadband Networking Products	94	23	111	38
Global Services	781	692	1,736	1,045
Other	199	146	421	554
Timing Test and Measurement Division	5,700	4,904	10,964	4,904
Other cost of sales*	(6,174)	(1,471)	(7,603)	(1,729)

Total gross profit	$10,605	$14,769	$24,421	$20,915

Gross margin:
Telecom Solutions Division:
Wireline Products	45.4%	39.3%	43.5%	38.7%
Wireless/OEM Products	28.4%	35.7%	26.1%	33.7%
Broadband Networking Products	17.1%	13.1%	13.1%	13.1%
Global Services	38.6%	69.3%	42.4%	70.6%
Other	12.6%	13.1%	15.8%	19.0%
Timing Test and Measurement Division	47.8%	48.3%	47.9%	48.3%
Other cost of sales*	(15.1)%	(3.7)%	(9.6)%	(3.0)%
Total gross margin	25.9%	37.0%	30.7%	35.9%

*	Includes amortization of purchased technology and applicable integration and restructuring charges.

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

Changes in our accrued warranty liability during the six-month periods are as follows:

	Six Months Ended December 31,
	2003	2002
	(In thousands)
Balance at beginning of the year	$4,021	$4,950
Balance for TrueTime at acquisition (as of October 4, 2002)	—	44
Balance for Datum at acquisition (as of October 29, 2002)	—	1,703

Total accrued warranty	4,021	6,697
Provision for warranty for the period	987	1,035
Less: Actual warranty costs for the period	(867)	(2,410)

Balance at the end of the period	$4,141	$5,322

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

Overview

Symmetricom is a leading supplier of precise timing standards to industry, telecommunications, government, utilities, research centers and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing elements and business broadband access devices for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase both performance and efficiency in today’s evolving communications environment.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs), and communications original equipment manufacturers (OEMs). With the addition of customers from TrueTime and Datum, we have entered into the government, defense and industry sectors.

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

On October 29, 2002, we completed our acquisition of Datum. The total purchase price was approximately 17.4 million shares of our common stock. The acquisition of Datum is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code and was accounted for as a purchase.

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

Valuation of Investments

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. During the six months ended December 31, 2003 we did not record any gains or losses on equity securities, as we no longer hold corporate equity securities. We recognized a $0.5 million loss during the corresponding period of fiscal 2003 from the sale of all our investments in the common stock of Brocade, Inc. and Parthus, Inc. and a write-off for the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual assessment date is June 30. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. Based on these evaluations, no impairment losses were recorded during the second quarter of fiscal 2004 compared to $15.3 million impairment losses during the corresponding quarter in fiscal 2003.

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

The carrying value of our net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. At the end of each quarter, Symmetricom management reviews the results of operations for that quarter, and forecasts for the future quarters to determine if it is more likely than not that a valuation allowance for most or all of the deferred tax assets is needed. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. All of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and six months ended December 31, 2003 and 2002. These results include TrueTime’s results of operations from October 4, 2002 (the acquisition date) and Datum’s results of operations from October 29, 2002 (the acquisition date).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	25.9%	37.0%	30.7%	35.9%
Operating expenses:
Research and development	9.9%	13.9%	11.1%	15.0%
Selling, general and administrative, including amortization of intangibles	26.6%	31.7%	28.4%	34.0%
Integration and restructuring charges	3.8%	2.2%	2.4%	1.7%
Impairment of goodwill	—	38.4%	—	26.3%
Acquired in-process research and development	—	3.9%	—	2.7%
Operating loss	(14.4)%	(53.2)%	(11.1)%	(43.9)%
Loss on equity securities	—	(0.6)%	—	(0.8)%
Interest income	0.2%	0.4%	0.2%	0.6%
Interest expense	(0.4)%	(0.4)%	(0.4)%	(0.5)%
Loss from continuing operations	(9.4)%	(48.5)%	(7.7)%	(38.6)%
Loss from discontinued operations, net of tax	—	(1.2)%	—	(0.8)%
Net loss	(9.4)%	(49.7)%	(7.7)%	(39.4)%

Net Revenue:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Net Revenue (in thousands)	$40,953	$39,967	2.5%	$79,431	$58,250	36.4%

Net revenue consist of sales of product, software licenses and services. In the second quarter of fiscal 2004, net revenue increased by $1.0 million from $40.0 million in the corresponding quarter of fiscal 2003 to $41.0 million. The increase in net revenue was primarily attributable to a $1.8 million increase in revenue in the space, defense, avionics and network markets of our Timing, Test and Measurement Division, partially offset by a $0.8 million decrease in the general markets of the Telecom Solutions Division.

Of the $41.0 million in net revenue for the second quarter of fiscal 2004, $29.0 million was from our Telecom Solutions Division, which is made up of $17.3 million from our wireline products, $7.6 million from our wireless/OEM products, $0.5 million from the broadband networking products, $2.0 million from global services and $1.6 million from transmission products and contract manufacturing, and the remaining revenue of $11.9 million was from the Timing, Test and Measurement Division. For the corresponding quarter of fiscal 2003, $29.8 million was from the Telecom Solutions Division, which is made up of $18.1 million from our wireline products, $9.4 million from our wireless/OEM products, $1.0 million from global services, $1.1 million from transmission products and contract manufacturing and $0.2 million from the broadband networking products, and the remaining revenue of $10.2 million was from the Timing, Test and Measurement Division. It should be noted that in the second quarter of fiscal 2003, we were engaged in a large program that related to E911. That program has subsequently been completed and second quarter fiscal 2004 results include no income from this program.

In the first six months of fiscal 2004, net revenue increased by $21.2 million from $58.3 million in the corresponding period of fiscal 2003 to $79.4 million. The increase in net revenue was primarily attributable to the acquisition of Datum and TrueTime in October 2002. Of the $79.4 million in net revenue for the first six months of fiscal 2004, $56.6 million was from our Telecom Solutions Division, which is made up of $34.6 million from our wireline products, $14.3 million from our wireless/OEM products, $4.1 million from global services, $2.7 million from transmission products and contract manufacturing and $0.8 million from the broadband networking products, and the remaining net revenue of $22.9 million was from the Timing, Test and Measurement Division. For the corresponding period of fiscal 2003, $48.1 million was from our Telecom Solutions Division, which is made up of $29.4 million from our wireline products, $14.0 million from our wireless/OEM products, $0.3 million from the broadband networking products, $1.5 million from global services and $2.9 million from transmission products and contract manufacturing, and the remaining net revenue of $10.2 million was from the Timing, Test and Measurement Division.

Gross Profit:

Gross profit as a percentage of net revenue was 25.9% in the second quarter of fiscal 2004 compared to 37.0% in the corresponding quarter of fiscal 2003. The 11.1% decrease is comprised of a 12.6% decrease in gross profit from integration and restructuring charges in connection with the exit costs for our Parker facility located in Irvine, California and a 0.2% decrease in gross profit due to additional amortization of purchased technology resulting from the Datum and TrueTime acquisitions in fiscal 2003. These decreases in gross profit are partially offset by a 1.4% gross profit improvement from the write-off of Telmax royalty and a 0.3% improvement from cost of products and services, due primarily to a decrease in manufacturing overhead as a percentage of revenue related to production volume increases in Puerto Rico. This volume increase is a result of the transition of production from the TrueTime and Datum sites in Austin, Texas; Santa Rosa, California and Irvine, California.

In the first six months of fiscal 2004, gross profit as a percentage of net revenue was 30.7% compared to 35.9% in the corresponding period of fiscal 2003. The 5.2% decrease is comprised of a 7.0% decrease in gross profit from integration and restructuring charges in connection with the exit costs for our Parker facility located in Irvine, California and a 0.6% decrease in gross profit due to additional amortization of purchased technology resulting from the Datum and TrueTime acquisitions in fiscal 2003. These decreases in gross profits are partially offset by a 1.0% gross profit improvement from the write-off of Telmax royalty and a 1.4% improvement for cost of products and services, due primarily to a decrease in manufacturing overhead as a percentage of revenue related to production volume increases in Puerto Rico. This volume increase is a result of the transition of production from the TrueTime and Datum sites in Austin, Texas; Santa Rosa, California and Irvine, California.

Operating Expenses:

Research and development:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Research and development expense (in thousands)	$4,043	$5,561	(27.3)%	$8,802	$8,754	0.6%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $4.0 million during the second quarter of fiscal 2004 compared to $5.6 million for the corresponding quarter of fiscal 2003. The overall decrease in the research and development expense was primarily due to the reduction in force after the acquisition of TrueTime and Datum.

For the first six months of fiscal 2004, research and development expenses were $8.8 million, which remains consistent with the corresponding period of fiscal 2003. Although Datum and TrueTime were not acquired until the second quarter of fiscal 2003, post-acquisition restructuring efforts have kept the six-month expenses for fiscal 2004 consistent with the respective period in fiscal 2003.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products. We expect research and development expense to decline as a percentage of net revenue for fiscal 2004 compared to fiscal 2003 due to reductions in headcount and expenses for the Broadband Network Division and due to reductions in headcount and expenses in San Jose, California; Austin, Texas and Irvine, California related primarily to the synergies from the acquisitions.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Selling, general and administrative, including amortization of intangible assets (in thousands)	$10,878	$12,684	(14.2)%	$22,548	$19,799	13.9%

Selling, general and administrative expense including the amortization of intangibles consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities department and part of the amortization expenses of our intangible assets. These expenses decreased 14.2% to $10.9 million for the second quarter of fiscal 2004 compared to $12.7 million for the corresponding quarter of fiscal 2003. This decrease is primarily attributable to the reductions in force after the acquisitions of TrueTime and Datum.

For the first six months of fiscal 2004, selling, general and administrative expense, including the amortization of intangibles, increased 13.9% to $22.5 million, compared to $19.8 million for the corresponding period of fiscal 2003. This increase is primarily attributable to the fact that the first quarter of fiscal 2003 did not include expense from Datum and TrueTime, which were both acquired during the second quarter of fiscal 2003. TrueTime was acquired at the beginning of the second quarter of 2003 and Datum was acquired at the end of the first month of the second fiscal quarter of 2003.

The amortization of intangible assets in operating expenses relates to certain assets that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. Amortization of intangibles decreased to $0.2 million in the second quarter of fiscal 2004 from $0.7 million in the corresponding quarter of fiscal 2003. The decrease is attributable to certain intangible assets from Datum and TrueTime that were expensed-in-full immediately following the acquisitions in the second quarter of fiscal 2003.

Integration and restructuring charges:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Integration and restructuring charges (in thousands)	$1,562	$884	76.7%	$1,890	$1,008	87.5%

During the second quarter of fiscal 2004, we recorded integration and restructuring charges of $1.6 million in acquisition-related costs and other restructuring expenses. These costs included reductions in force primarily in our Telecom Solutions Division and costs related to the closure of our Livermore, California office and our Brighton office in the United Kingdom. During the corresponding quarter of fiscal 2003, we recorded integration and restructuring charges of $0.9 million in acquisition-related costs for employee travel, consulting services and legal fees.

For the first six months of fiscal 2004, integration and restructuring charges increased to $1.9 million, compared to $1.0 million for the corresponding period of fiscal 2003. This increase is primarily attributable to the reductions in force primarily in our Telecom Solutions Division mentioned above.

Impairment of goodwill:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Impairment of goodwill (in thousands)	—	$15,335	(100.0)%	—	$15,335	(100.0)%

During fiscal 2004, we did not have any goodwill impairments. We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with these acquisitions, we recorded an additional $71.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum. During the second quarter of fiscal 2003, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued. We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Acquired in-process research and development expenses:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Acquired in-process research and development expenses (in thousands)	—	$1,561	(100.0)%	—	$1,561	(100.0)%

During fiscal 2004, we have not had purchased in-process research and development expense. However, during the corresponding periods of fiscal 2003, we allocated $1.6 million to purchased in-process research and development expense. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represented $1.2 million from Datum and $0.4 million from TrueTime. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

Loss on equity securities:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Loss on equity securities (in thousands)	—	$252	(100.0)%	—	$450	(100.0)%

During fiscal 2004, we did not record any gains or losses on equity securities, as we no longer hold corporate equity securities. We recognized $0.3 million and $0.5 million losses during the corresponding periods of fiscal 2003 for write-off for the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom, and sale of all our investments in the common stock of Brocade, Inc. and Parthus, Inc.

Interest Income:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Interest Income (in thousands)	$91	$169	(46.2)%	$165	$358	(53.9)%

Interest income decreased 46.2% to $0.1 million during the second quarter of fiscal 2004 compared to $0.2 million during the corresponding quarter of fiscal 2003. The decrease in interest income was primarily the result of a reduction of interest-bearing cash investments and lower average interest rates during the second quarter of fiscal 2004 compared to the corresponding quarter of fiscal 2003. Our short-term investment portfolio consists of corporate debt securities and other short-term marketable securities. Our short-term investment portfolio had previously consisted of equity securities and other short-term marketable securities. We sold all our equity securities at the end of December 2002, which resulted in cash that was utilized for the acquisitions. Interest income for the first six months of fiscal 2004 decreased 53.9% to $0.2 million compared to $0.4 million in the corresponding period of fiscal 2003.

Interest Expense:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Interest Expense (in thousands)	$154	$147	4.8%	$305	$296	3.0%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly constant at $0.2 million and at $0.3 million in the second quarter and first six months of fiscal 2004 and in the corresponding periods of fiscal 2003.

Income Taxes:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Income Tax Benefit (in thousands)	$2,074	$2,122	(2.3)%	$2,836	$3,469	18.3%

Our income tax benefit was $2.1 million and $2.8 million in the second quarter and the first six months of fiscal 2004, respectively, compared to a tax benefit of $2.1 million and $3.5 million in the corresponding periods of fiscal 2003. Our effective tax rate (our income tax benefit as a percentage of our pre-tax loss) for fiscal 2004 is estimated to be approximately 45% compared to 26% for fiscal 2003. Our fiscal 2004 effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, because most of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we incurred a net loss of $3.8 million, or $0.09 per share, in the second quarter of fiscal 2004 compared to net loss of $19.9 million, or $0.55 per share, during the corresponding quarter of fiscal 2003. For the first six months of fiscal 2004, we incurred a net loss of $6.1 million, or $0.14 per share, compared to $23.0 million, or $0.79 per share, for the corresponding period of fiscal 2003.

Key Operating Metrics:

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $37.2 million as of December 31, 2003, compared to $33.4 million as of June 30, 2003. Our backlog which is shippable within the next six months was $24.4 million as of December 31, 2003, compared to $20.9 million as of June 30, 2003.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of December 31, 2003, we have approximately $3.9 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $0.3 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2003.

Headcount:

Our consolidated headcount as of December 31, 2003 was 694 regular employees and 95 temporary employees, compared to 768 regular employees and 87 temporary employees as of June 30, 2003.

Deferred Revenue:

The deferred revenue listed on our consolidated balance sheet is made up of deferred revenue on maintenance contracts, which are recognized ratably over the maintenance period, and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for maintenance contracts was $1.7 million as of December 31, 2003, compared to $1.6 million as of June 30, 2003. Distributor return allowances were $0.7 million as of December 31, 2003, compared to $0.8 million as of June 30, 2003.

Liquidity and Capital Resources

As of December 31, 2003, we had a combined balance of cash and cash equivalents and short-term investments of $25.9 million, a decrease of $7.1 million from June 30, 2003. We also carry $3.0 million of restricted cash to back up our letter of credit. Our total capital commitments outstanding as of December 31, 2003 were $1.0 million. Days sales outstanding in accounts receivable was 55 days as of December 31, 2003, a decrease from 59 days at June 30, 2003. This decrease is attributable to a higher rate of cash collections during the second quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures for the next twelve months.

On January 17, 2003, we amended Datum’s credit facility with Wells Fargo Bank. The credit facility was extended in February 2003. The credit facility included a line of credit of $3.0 million to secure the letters of credit.

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

As part of the merger with Datum, we assumed a warrant to purchase common stock of Datum that was held by UBS Warburg to purchase 486,754 shares of our common stock at an exercise price of $4.135 per share. The warrant was exercised in September 2003, upon which we received total cash proceeds of $2.2 million.

Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we deferred recording the accrual of facility exit costs for our Irvine, California facility until we had exited the facility (see Note 5).

In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21 at the beginning of fiscal year 2004.

In January 2003, The FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. The Company has not invested in any entities that management believes are variable interest entities, and does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

Factors That May Affect Results

Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

We believe that period-to-period comparisons of our operating results may not a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

•	the continuation of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in further revenue declines;

•	goodwill impairment charges related to the acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services and high-bandwidth applications;

•	our ability to manage the relocated manufacturing and research and development functions from our former Irvine, California facility to our Beverly, Massachusetts facility; and

•	the cost to implement processes to comply with Sarbanes-Oxley related legislation.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $3.8 million for the quarter ended December 31, 2003. We cannot assure you that we will be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

If we continue to incur net losses, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings.

We have incurred a net loss for each of the last ten consecutive quarters. These results create uncertainty about the recoverability of our $42 million deferred tax asset. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would hurt our net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each quarter of fiscal 2004, our management will review the results of operations for that quarter, and forecasts for the remaining quarters of fiscal 2004 and future years, to determine if it is more likely than not that a valuation allowance for most or all of the deferred tax assets is needed.

If we continue to incur net operating losses, we may review our expense structure for further reductions

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

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net revenue. No single customer accounted for 10% or more of our net revenue during the second quarter of fiscal 2004 and the corresponding quarter of fiscal 2003. However, we expect that we will in the future depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. A relatively small number of customers have also historically accounted for, and are expected to account for, a significant portion of the net revenue in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 12% to 16% of our net revenue were made to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

Our products are complex and may contain errors or design flaws, which could be costly to correct

Our products are complex and often use state-of-the-art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers, and increased service and warranty costs. The occurrence of any of these factors could cause our net revenue to decline.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Larus, Inc. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our broadband access segment include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc. that currently manufacture products for use in military applications, could enter commercial markets and compete directly with us. Competitors in our timing, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may not realize the revenue and profits that we expect the acquired businesses to generate;

•	we may not achieve the cost savings we hope to obtain from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may not be successful in entering new markets in which we have no or limited experience;

•	key employees of the acquired businesses may have expertise and know-how, and we may not be able to retain some of these key employees, and some of them may join or start competing businesses.

•	our stockholders may be diluted if we pay for an acquisition with equity securities; and

•	our stock price may suffer if the former stockholders of any acquired companies dispose of significant numbers of shares of our common stock that they receive in the acquisition within a short period of time.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 34% of net revenue during the second quarter of fiscal 2004 compared to 30% of net revenue during the corresponding quarter of fiscal 2003. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

At December 31, 2003, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. In the second quarter of 2003, we recorded a $15.3 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of 2003, we recorded an $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

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

Our sales may be affected by the ongoing movement towards environmentally friendly manufacturing (“green” manufacturing)

Various countries in the international marketplace are moving towards more environmentally friendly manufacturing requirements, and some companies or countries may require us to meet new standards, which could affect the sales of our products. These standards could possibly be based on the production methods of our manufacturing process, and materials used in this process. If we have to change our methods or processes to comply, our manufacturing costs may increase.

We must be in compliance with the applicable provisions of the Sarbanes-Oxley Act, some of which we do not control

Provisions in the Sarbanes-Oxley legislation relate to our assessment of internal controls, and may require compliance with certain standards from our service providers. If those service providers do not maintain compliance with such standards, we may have to hire alternate service providers who are in compliance, or incur costs to keep our current service providers in compliance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 31, 2003, we had short-term investments of $10.8 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at December 31, 2003, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $1.1 million with the United Kingdom and $1.0 million with Germany at December 31, 2003, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

As of December 31, 2003, the end of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 31, 2003, the Company held its annual meeting of stockholders. The following summarizes the matters submitted to a vote of our stockholders.

1. The election of the following nominees to serve on the Board of Directors:

Nominee	For	Withheld
Dr. Krish A. Prabhu	36,950,624	758,981

Thomas W. Steipp	36,957,623	751,982

Alfred Boschulte	35,790,887	1,918,718

Robert T. Clarkson	35,824,039	1,885,566

Elizabeth A. Fetter	36,217,232	1,492,373

Robert M. Neumeister	36,219,361	1,490,244

Dr. Richard W. Oliver	36,964,074	745,531

Richard N. Snyder	36,592,718	1,179,887

2. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2004 fiscal year.

For	Against	Abstain
35,516,113	2,154,832	38,660

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On October 28, 2003, the Company filed a current report on Form 8-K under Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting our results of operations for the quarter ended September 30, 2003. In addition, the Company filed under Item 7 (“Financial Statements and Exhibits”) the following exhibit: “Press Release dated October 28, 2003.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE:	February 10, 2004	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer
(Principal Executive Officer) and Director

DATE:	February 10, 2004	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.