Form 10-Q
period 2004-03-31
SYMMETRICOM INC
filed 2004-05-11
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2004
Common Stock	44,874,991

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,288	$32,284
Restricted cash	3,000	3,396
Short-term investments	10,886	735

Cash and investments	36,174	36,415
Accounts receivable, net of allowance for doubtful accounts of $793 as of March 2004 and $974 as of June 2003	27,958	23,776
Inventories	29,359	29,070
Prepaids and other current assets	5,014	4,183
Deferred taxes, current	9,670	9,670

Total current assets	108,175	103,114
Property, plant and equipment, net	28,291	31,222
Goodwill, net	49,248	50,200
Other intangible assets, net	15,758	19,128
Deferred taxes, non-current	29,840	28,311
Other assets	1,160	1,415
Note receivable from employee	500	500

Total assets	$232,972	$233,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,864	$12,246
Accrued compensation	8,279	12,191
Accrued warranty	3,529	4,021
Other accrued liabilities	9,537	10,528
Current maturities of long-term obligations	1,108	996

Total current liabilities	34,317	39,982
Long-term obligations	9,102	10,057
Deferred income taxes	416	419

Total liabilities	43,835	50,458

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 45,429 shares issued and 44,869 shares outstanding as of March 2004; 43,051 shares issued and 42,491 outstanding as of June 2003	169,183	159,194
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(16)	(178)
Deferred stock-based compensation	(1,189)	(1,133)
Retained earnings	21,714	26,104

Total stockholders’ equity	189,137	183,432

Total liabilities and stockholders’ equity	$232,972	$233,890

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenue	$43,748	$36,861	$123,179	$95,111
Cost of product and services	25,624	21,697	73,031	57,303
Amortization of purchased technology	978	1,057	2,940	2,176
Write-off of Telmax royalty	—	—	—	567
Integration and restructuring charges	—	160	5,641	203

Gross profit	17,146	13,947	41,567	34,862
Operating expenses:
Research and development	3,798	6,027	12,600	14,781
Selling, general and administrative	10,740	13,179	32,887	32,254
Amortization of intangibles	218	229	619	953
Integration and restructuring charges	—	2,223	1,890	3,231
Impairment of goodwill	—	—	—	15,335
Acquired in-process research and development	—	—	—	1,561

Operating earnings (loss)	2,390	(7,711)	(6,429)	(33,253)
Loss on equity securities	—	—	—	(450)
Interest income	95	158	260	516
Interest expense	(143)	(169)	(448)	(465)

Earnings (loss) before income taxes	2,342	(7,722)	(6,617)	(33,652)
Income tax provision (benefit)	592	(2,322)	(2,244)	(5,791)

Net earnings (loss) from continuing operations	1,750	(5,400)	(4,373)	(27,861)
Loss from discontinued operations, net of tax	(1)	(694)	(17)	(1,184)

Net earnings (loss)	$1,749	$(6,094)	$(4,390)	$(29,045)

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.04	$(0.13)	$(0.10)	$(0.83)
Loss from discontinued operations	—	(0.01)	—	(0.04)

Net earnings (loss)	$0.04	$(0.14)	$(0.10)	$(0.87)

Weighted average shares outstanding—basic	44,226	42,131	43,386	33,465
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.04	$(0.13)	$(0.10)	$(0.83)
Loss from discontinued operations	—	(0.01)	—	(0.04)

Net earnings (loss)	$0.04	$(0.14)	$(0.10)	$(0.87)

Weighted average shares outstanding—diluted	46,014	42,131	43,386	33,465

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,390)	$(29,045)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of goodwill	—	15,335
Acquired in-process research and development	—	1,561
Depreciation and amortization	8,853	8,277
Deferred income taxes	(248)	(4,613)
Loss on equity securities	—	450
Amortization of deferred stock-based compensation	181	—
Changes in assets and liabilities:
Accounts receivable	(4,182)	276
Inventories	(317)	3,680
Prepaids and other current assets	(576)	314
Accounts payable	(382)	(4,327)
Accrued compensation	(3,912)	(1,095)
Accrued warranty	(492)	(317)
Other accrued liabilities	(921)	(2,519)

Net cash used for operating activities	(6,386)	(12,023)

Cash flows from investing activities:
Change in restricted cash	396	(2,906)
Purchases of short-term investments	(12,508)	(222)
Maturities of short-term investments	2,591	104
Proceeds from sale of equity securities	—	275
Purchases of property, plant and equipment, net	(2,552)	(1,254)
Acquisition and related costs, net of cash acquired	—	(2,730)

Net cash used for investing activities	(12,073)	(6,733)

Cash flows from financing activities:
Repayment of long-term obligations	(1,217)	(1,880)
Proceeds from issuance of common stock	9,752	601
Repurchase of common stock	—	(1,071)

Net cash provided by (used for) financing activities	8,535	(2,350)

Effect of exchange rate changes on cash and cash equivalents	(72)	317

Net decrease in cash and cash equivalents	(9,996)	(20,789)
Cash and cash equivalents at beginning of period	32,284	52,521

Cash and cash equivalents at end of period	$22,288	$31,732

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$234	$(255)
Deferred taxes on unrealized loss	—	(63)
Cash payments for:
Interest	$448	$466
Income taxes	221	422

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2004.

The consolidated balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our current fiscal quarter ended on March 28, 2004.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.9 million as of March 31, 2004, of which $0.4 million is expected to be collected by the end of fiscal 2004 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Therefore, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees. However, we recognize compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. The table below provides the required pro forma disclosures.

In December 2002, we adopted the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except for earnings per share)
Net earnings (loss), as reported	$1,749	$(6,094)	$(4,390)	$(29,045)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings (loss), net of related tax effects	42	—	112	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(413)	(1,129)	(1,242)	(4,848)

Pro forma	$1,378	$(7,223)	$(5,520)	$(33,893)

Earnings (loss) per share—basic:
As reported	$0.04	$(0.14)	$(0.10)	$(0.87)
Pro forma	$0.03	$(0.17)	$(0.13)	$(1.01)
Earnings (loss) per share—diluted:
As reported	$0.04	$(0.14)	$(0.10)	$(0.87)
Pro forma	$0.03	$(0.17)	$(0.13)	$(1.01)

The weighted average estimated fair value of options granted was $4.86 per share in the third quarter of fiscal 2004 and $2.67 per share in the corresponding quarter of fiscal 2003. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the third quarter of fiscal 2004 and 2003, respectively: expected volatility of 83.1% and 88.3%, risk-free interest rate of 2.6% and 2.3% and expected life after vesting of 2.2 years and 1.6 years.

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

Note 4. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three and nine months ended March 31, 2004, we recognized a loss of $1,000 and $17,000, net of taxes, respectively.

Note 5. Integration and restructuring charges

In connection with the acquisitions of Datum and TrueTime, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. A majority of our manufacturing operations have been consolidated into our facility in Aguadilla, Puerto Rico and we have integrated our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have consolidated the Broadband Networking Division, which is now part of our OEM Products segment, into the Telecom Solutions Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

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

As of March 31, 2004, a total of $3.6 million of severance payments were made to 162 personnel. The balance of the $1.6 million lease loss accrual as of March 31, 2004 will be paid over the next eight years.

During the third quarter of fiscal 2004, we did not record any integration and restructuring charges. In the second quarter of fiscal 2004, we recorded integration and restructuring charges of $6.8 million, $5.2 million of which was recorded as cost of sales and the remaining $1.6 million was recorded as operating expenses. This $6.8 million was comprised of $5.4 million in costs in connection with the exit of our Parker facility in Irvine, California and $1.4 million in severance expenses for 35 personnel for the reduction in force primarily in the Telecom Solution Division. During the first quarter of fiscal 2004 we recorded integration and restructuring charges of $0.8 million in acquisition-related costs, $0.5 million of which was recorded as cost of sales and the remaining $0.3 million was recorded as operating expenses. These include merger related costs incurred for employee travel, consulting services, legal fees and moving expense related to the relocation of the Irvine, California operations to Beverly, Massachusetts and Aguadilla, Puerto Rico.

Included in the $5.4 million exit costs were severance expenses of $2.6 million for 79 personnel, lease loss of $1.1 million for the Parker facility in Irvine, California, lease loss of $27,000 for the Lindbergh Avenue facility in Livermore, California, lease loss of $29,000 for the Brighton facility in United Kingdom, and other shutdown related costs for the Parker facility of $1.7 million. The balance of $0.8 million lease loss accruals at March 31, 2004 will be paid over the next two years. The balance of $0.6 million severance accruals at March 31, 2004 will be substantially paid out in the fourth quarter of fiscal 2004.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the nine-month period ended March 31, 2004 and the year ended June 30, 2003. The adjustments are for reclassifications of facility and benefit accruals.

	Accruals Established as of October 2002	Additions	Adjustments	Payments	Balance at June 30, 2003
	(in thousands)
Facilities (October 2002 to June 2003)	$510	$—	$1,790	$(135)	$2,165
Severance and benefits (October 2002 to June 2003)	4,529	—	(961)	(2,682)	886

Total	$5,039	$—	$829	$(2,817)	$3,051

	Balance at June 30, 2003	Additions	Adjustments	Payments	Balance at March 31, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$—	$361	$(921)	$1,605
Severance and benefits (October 2002 to June 2003)	886	—	38	(924)	—
Facilities (fiscal 2004)	—	1,159	—	(339)	820
Severance and benefits (fiscal 2004)	—	1,685	—	(1,083)	602

Total	$3,051	$2,844	$399	$(3,267)	$3,027

Note 6. New Accounting Pronouncements

In June 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we deferred recording the accrual of facility exit costs for our Irvine, California facility until we had exited the facility (see Note 5).

In January 2003, the EITF published EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21 at the beginning of fiscal year 2004.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46, FIN 46-R, in December 2003. FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. We have not invested in any entities that management believes are variable interest entities, and do not expect the adoption of FIN 46-R to have an impact on our financial position, results of operations or cash flows.

Note 7. Net Earnings (Loss) Per Share

Basic earnings (loss) per share for the three and nine months ended March 31, 2004 is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, 44,508,499 and 43,648,036 shares, respectively, less 282,428 and 262,428 shares of unvested restricted common stock, respectively. No adjustments were made to the weighted average common shares outstanding for the corresponding periods in fiscal 2003. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive. During the three-month period ended March 31, 2004, diluted net earnings per share included 1,788,419 weighted dilutive common equivalent shares outstanding and excluded 316,396 weighted anti-dilutive common equivalent shares outstanding. During the nine-month period ended March 31, 2004 and three-month and nine-month periods ended March 31, 2003, diluted net loss per share excluded weighted common equivalent shares outstanding, as their effect was anti-dilutive. The weighted common equivalent shares outstanding during the nine-month period ended March 31, 2004 were 6,200,907 shares. The weighted common equivalent shares outstanding during the three and nine months ended March 31, 2003 were 9,697,953 and 7,934,393 shares, respectively. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net earnings (loss) from continuing operations	$1,750	$(5,400)	$(4,373)	$(27,861)
Loss from discontinued operations	(1)	(694)	(17)	(1,184)

Net earnings (loss)	$1,749	$(6,094)	$(4,390)	$(29,045)

Weighted average shares outstanding—basic	44,226	42,131	43,386	33,465
Dilutive stock options, warrants and unvested restricted stock	1,788	—	—	—

Weighted average shares outstanding—diluted	46,014	42,131	43,386	33,465

Basic earnings (loss) per share from continuing operations	$0.04	$(0.13)	$(0.10)	$(0.83)
Basic loss per share from discontinued operations	—	(0.01)	—	(0.04)

Basic net earnings (loss) per share	$0.04	$(0.14)	$(0.10)	$(0.87)

Diluted earnings (loss) per share from continuing operations	$0.04	$(0.13)	$(0.10)	$(0.83)
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.04)

Diluted net earnings (loss) per share	$0.04	$(0.14)	$(0.10)	$(0.87)

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31, 2004	June 30, 2003
	(in thousands)
Raw materials	$13,442	$19,414
Work-in-process	10,133	5,523
Finished goods	5,784	4,133

Total	$29,359	$29,070

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended March 31, 2004 are as follows for the different segments of Symmetricom (see Note 3):

	Wireline	OEM	Timing, Test and Measurement	Total
	(in thousands)
Balances as of July 1, 2003	$28,175	$7,245	$14,780	$50,200
Adjustments	(258)	(282)	(412)	(952)

Balances as of March 31, 2004	$27,917	$6,963	$14,368	$49,248

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of March 31, 2004 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,496	$9,435	$14,061
Customer lists, trademarks, other	3,741	2,044	1,697

Total	$27,237	$11,479	$15,758

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2004 (remaining three months)	$1,166
2005	4,338
2006	4,049
2007	2,596
2008	1,328
2009	946
2010	664
2011	448
2012	223

Total amortization	$15,758

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net earnings (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net earnings (loss)	$1,749	$(6,094)	$(4,390)	$(29,045)
Other comprehensive income (loss):
Foreign currency translation adjustments	(220)	180	(72)	317
Unrealized gain (loss) on investments, net of taxes	102	41	234	(255)

Other comprehensive income (loss)	(118)	221	162	62

Total comprehensive income (loss)	$1,631	$(5,873)	$(4,228)	$(28,983)

Note 11. Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase our common stock. During the nine months ended March 31, 2004, we did not repurchase any shares. As of March 31, 2004, we have the authorization to repurchase an additional 0.7 million shares of common stock.

Note 12. Long-term Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. As of March 31, 2004, we had $3.0 million of restricted cash to secure the letter of credit.

Long-term obligations consist of:

	March 31, 2004	June 30, 2003
	(in thousands)
Capital leases	$6,264	$6,948
Less—current maturities	(1,053)	(936)
Lease loss accrual	878	873
Bond payable	2,575	2,605
Less—current maturities	(55)	(60)
Postretirement benefits	493	559
Deferred revenue	—	68

Total	$9,102	$10,057

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

In March 2004 we were notified by the Bureau of Industry and Security, a division of the United States Department of Commerce, that it was investigating two potential violations of United States export control regulations that may have occurred in Datum’s operations in 1999, prior to our acquisition of Datum in October 2002. We do not yet know the position the U.S. government intends to take with respect to these matters, but we do not expect the outcome to have a material adverse effect on our business, operations or financial condition.

We are also party to certain claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 14. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of four reportable segments. There are three reportable segments within the Telecom Solutions Division: Wireline Products, OEM Products-, and Global Services. The fourth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Other within the Telecom Solutions Division.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$17,593	$18,200	$52,199	$47,627
OEM Products	8,777	6,309	23,964	20,576
Global Services	1,902	960	5,999	2,440
Other	2,895	1,114	5,565	4,030
Timing Test and Measurement Division	12,581	10,278	35,452	20,438

Total net revenue	43,748	36,861	123,179	95,111
Cost of sales:
Telecom Solutions Division:
Wireline Products	8,804	9,931	28,354	27,966
OEM Products	6,306	5,135	17,646	14,653
Global Services	1,312	244	3,674	679
Other	2,309	983	4,558	3,345
Timing Test and Measurement Division	6,893	5,404	18,800	10,660
Other cost of sales*	978	1,217	8,580	2,946

Total cost of sales	26,602	22,914	81,612	60,249
Gross profit:
Telecom Solutions Division:
Wireline Products	8,789	8,269	23,845	19,661
OEM Products	2,471	1,174	6,318	5,923
Global Services	590	716	2,325	1,761
Other	586	131	1,007	685
Timing Test and Measurement Division	5,688	4,874	16,652	9,778
Other cost of sales*	(978)	(1,217)	(8,580)	(2,946)

Total gross profit	$17,146	$13,947	$41,567	$34,862

Gross margin:
Telecom Solutions Division:
Wireline Products	50.0%	45.4%	45.7%	41.3%
OEM Products	28.2%	18.6%	26.4%	28.8%
Global Services	31.0%	74.6%	38.8%	72.2%
Other	20.2%	11.8%	18.1%	17.0%
Timing Test and Measurement Division	45.2%	47.4%	47.0%	47.8%
Other cost of sales*	(2.2)%	(3.3)%	(7.0)%	(3.1)%
Total gross margin	39.2%	37.8%	33.7%	36.7%

*	Includes amortization of purchased technology and applicable integration and restructuring charges.

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

Changes in our accrued warranty liability during the nine-month periods are as follows:

	Nine Months Ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of the year	$4,021	$4,950
Balance for TrueTime at acquisition (as of October 4, 2002)	—	44
Balance for Datum at acquisition (as of October 29, 2002)	—	1,703

Total accrued warranty	4,021	6,697
Provision for warranty for the period	1,219	1,557
Less: Actual warranty costs for the period	(1,711)	(3,621)

Balance at the end of the period	$3,529	$4,633

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services including our entry into the Broadband Access market and the Professional Services market, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of a key customer order, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, the risk that unprofitability in future quarters may result in write downs of our deferred tax assets, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, the risks associated with attempting to integrate companies we acquire, and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which any revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be uncollected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns.

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

Valuation of Investments

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. During the nine months ended March 31, 2004 we did not record any gains or losses on equity securities, as we no longer hold corporate equity securities. We recognized a $0.5 million loss during the corresponding period of fiscal 2003 from the sale of all our investments in the common stock of Brocade, Inc. and Parthus, Inc. and a write-off for the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual assessment date is June 30. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. Based on these evaluations, no impairment losses were recorded during the third quarter of fiscal 2004 compared to $15.3 million of impairment losses during the corresponding quarter in fiscal 2003.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to our operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires in fiscal year 2006. The change in tax law may affect our future tax rate.

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

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 31, 2004 and 2003. These results include TrueTime’s results of operations from October 4, 2002 (the acquisition date) and Datum’s results of operations from October 29, 2002 (the acquisition date).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	39.2%	37.8%	33.7%	36.7%
Operating expenses:
Research and development	8.7%	16.4%	10.2%	15.5%
Selling, general and administrative, including amortization of intangibles	25.0%	36.4%	27.2%	34.9%
Integration and restructuring charges	—%	6.0%	1.5%	3.4%
Impairment of goodwill	—%	—%	—%	16.1%
Acquired in-process research and development	—%	—%	—%	1.6%
Operating earnings (loss)	5.5%	(20.9)%	(5.2)%	(35.0)%
Loss on equity securities	—%	—%	—%	(0.5)%
Interest income	0.2%	0.4%	0.2%	0.5%
Interest expense	(0.3)%	(0.5)%	(0.4)%	(0.5)%
Net earnings (loss) from continuing operations	4.0%	(14.6)%	(3.6)%	(29.3)%
Loss from discontinued operations, net of tax	—%	(1.9)%	—%	(1.2)%
Net earnings (loss)	4.0%	(16.5)%	(3.6)%	(30.5)%

Net Revenue:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Net Revenue (in thousands)	$43,748	$36,861	18.7%	$123,179	$95,111	29.5%

Net revenue consists of sales of product, software licenses and services. In the third quarter of fiscal 2004, net revenue increased by $6.9 million from $36.9 million in the corresponding quarter of fiscal 2003 to $43.7 million. The increase in net revenue was attributable to a $4.6 million increase in the Telecom Solutions Division primarily from the OEM products and a $2.3 million increase in the Timing, Test and Measurement Division primarily due to increased sales of instrumentation products.

Of the $43.7 million in net revenue for the third quarter of fiscal 2004, $31.2 million was from our Telecom Solutions Division, which was made up of $17.6 million from our wireline products, $8.8 million from our OEM products, $1.9 million from global services and $2.9 million from contract manufacturing, and the remaining revenue of $12.6 million was from the Timing, Test and Measurement Division. For the corresponding quarter of fiscal 2003, $26.6 million was from the Telecom Solutions Division, which was made up of $18.2 million from our wireline products, $6.3 million from our OEM products, $1.0 million from global services, $1.1 million from contract manufacturing, and the remaining revenue of $10.3 million was from the Timing, Test and Measurement Division.

In the first nine months of fiscal 2004, net revenue increased by $28.1 million from $95.1 million in the corresponding period of fiscal 2003 to $123.2 million. The increase in net revenue was primarily attributable to the acquisitions of Datum and TrueTime in October 2002. Of the $123.2 million in net revenue for the first nine months of fiscal 2004, $87.7 million was from our Telecom Solutions Division, which was made up of $52.2 million from our wireline products, $23.9 million from our OEM products, $6.0 million from global services, $5.6 million from contract manufacturing, and the remaining net revenue of $35.5 million was from the Timing, Test and Measurement Division. For the corresponding period of fiscal 2003, $74.7 million was from our Telecom Solutions Division, which was made up of $47.6 million from our wireline products, $20.6 million from our OEM products, $2.4 million from global services and $4.0 million from contract manufacturing, and the remaining net revenue of $20.4 million was from the Timing, Test and Measurement Division.

Gross Profit:

Gross profit as a percentage of net revenue was 39.2% in the third quarter of fiscal 2004 compared to 37.8% in the corresponding quarter of fiscal 2003. Of the 1.4% increase in gross profit, 1.0% was attributable to the relocation of the manufacturing of the rubidium products from our facility in Irvine, California to Beverly, Massachusetts and the remaining 0.4% gross profit improvement was due to integration and restructuring charges incurred in the third quarter of fiscal 2003 but not in the corresponding quarter of fiscal 2004.

In the first nine months of fiscal 2004, gross profit as a percentage of net revenue was 33.7% compared to 36.7% in the corresponding period of fiscal 2003. The 3.0% decrease was primarily attributable to a 3.9% decrease in gross profit in fiscal 2004 due to integration and restructuring charges, which was partially offset by a 1.0% gross profit improvement for cost of products and services, due primarily to the relocation of manufacturing of the rubidium products mentioned above and a decrease in manufacturing overhead as a percentage of revenue related to production volume increases in Puerto Rico. This volume increase was a result of the transition of production from the TrueTime and Datum sites in Austin, Texas; Santa Rosa, California and Irvine, California to Puerto Rico.

Operating Expenses:

Research and development:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Research and development expense (in thousands)	$3,798	$6,027	(37.0)%	$12,600	$14,781	(14.8)%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $3.8 million during the third quarter of fiscal 2004 compared to $6.0 million for the corresponding quarter of fiscal 2003. The overall decrease in the research and development expense was primarily due to the reduction in force after the acquisition of TrueTime and Datum, as well as the reduction in force in the Broadband Networking Products.

For the first nine months of fiscal 2004, research and development expenses were $12.6 million compared to $14.8 million for the corresponding quarter of fiscal 2003. The overall decrease in the research and development expense was primarily due to the reduction in force after the acquisition of TrueTime and Datum resulted from product-line consolidation, as well as the reduction in force in the Broadband Networking Products.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Selling, general and administrative, including amortization of intangible assets (in thousands)	$10,958	$13,408	(18.3)%	$33,506	$33,207	0.9%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses decreased 18.3% to $11.0 million for the third quarter of fiscal 2004 compared to $13.4 million for the corresponding quarter of fiscal 2003. The decrease was primarily attributable to the reductions in force after the acquisitions of TrueTime and Datum.

For the first nine months of fiscal 2004, selling, general and administrative expense, including the amortization of intangibles, increased 0.9% to $33.5 million, compared to $33.2 million for the corresponding period of fiscal 2003. The slight increase was primarily attributable to the fact that the first quarter of fiscal 2003 did not include expense from Datum and TrueTime, which were both acquired during the second quarter of fiscal 2003. TrueTime was acquired at the beginning of the second quarter of 2003 and Datum was acquired at the end of the first month of the second fiscal quarter of 2003.

The amortization of intangible assets in operating expenses relates to certain assets that were acquired from Datum, TrueTime, NetMonitor, the Hewlett-Packard Company’s Communications Synchronization Business and Telmax. Amortization of intangibles decreased to $0.6 million in the first nine months of fiscal 2004 from $1.0 million in the corresponding period of fiscal 2003. The decrease was attributable to certain intangible assets from Datum and TrueTime that were expensed-in-full immediately following the acquisitions in the second quarter of fiscal 2003.

Integration and restructuring charges:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Integration and restructuring charges (in thousands)	$—	$2,223	(100.0)%	$1,890	$3,231	(41.5)%

During the third quarter of fiscal 2004, we did not record any integration and restructuring charges. During the corresponding quarter of fiscal 2003, we recorded integration and restructuring charges of $2.2 million primarily for product-line consolidation after the acquisition of TrueTime and Datum.

For the first nine months of fiscal 2004, integration and restructuring charges decreased to $1.9 million, compared to $3.2 million for the corresponding period of fiscal 2003. The decrease was primarily attributable to the fact that all integration and restructuring plans were completed in the second quarter of fiscal 2004.

Impairment of goodwill:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Impairment of goodwill (in thousands)	$—	$—	—	$—	$15,335	(100.0)%

During fiscal 2004, we have not have any goodwill impairments. We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with these acquisitions, we recorded an additional $71.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum. During the second quarter of fiscal 2003, management determined that these amounts were likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued. We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Acquired in-process research and development expenses:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Acquired in-process research and development expenses (in thousands)	$—	$—	—	$—	$1,561	(100.0)%

During fiscal 2004, we have not had acquired in-process research and development expense. However, during the first nine months of fiscal 2003, we allocated $1.6 million to acquired in-process research and development expense. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represented $1.2 million from Datum and $0.4 million from TrueTime. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

The nature of the efforts to develop the acquired in-process research and development into commercially viable products principally relates to the completion of all prototyping and testing activities that are necessary to establish that the product can meet its design specification including function, features and technical performance requirements. Therefore the amount allocated to in-process research and development has been charged to operations.

Loss on equity securities:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Loss on equity securities (in thousands)	$—	$—	—	$—	$(450)	(100.0)%

During the first nine months of fiscal 2004, we did not record any gains or losses on equity securities, as we no longer hold corporate equity securities. However, during the first nine months of fiscal 2003, we recognized a $0.5 million loss to write off the impairment of investment in Sarantel Limited, a privately held joint venture based in the United Kingdom, and sale of all our investments in the common stock of Brocade, Inc. and Parthus, Inc.

Interest Income:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Interest Income (in thousands)	$95	$158	(39.9)%	$260	$516	(49.8)%

Interest income decreased 39.9% to $0.1 million during the third quarter of fiscal 2004 compared to $0.2 million during the corresponding quarter of fiscal 2003. The decrease in interest income was primarily the result of lower average interest rates during the third quarter of fiscal 2004 compared to the corresponding quarter of fiscal 2003. Our short-term investment portfolio consists of corporate debt securities and other short-term marketable securities. Our short-term investment portfolio had previously consisted of equity securities and other short-term marketable securities. We sold all our equity securities at the end of December 2002, which resulted in cash that was utilized for the acquisitions. Interest income for the first nine months of fiscal 2004 decreased 49.8% to $0.3 million compared to $0.5 million in the corresponding period of fiscal 2003.

Interest Expense:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Interest Expense (in thousands)	$(143)	$(169)	(15.4)%	$(448)	$(465)	(3.7)%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly consistent at $0.1 million and at $0.4 million in the third quarter and first nine months of fiscal 2004 and fiscal 2003.

Income Taxes:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Income Tax Provision (Benefit) (in thousands)	$592	$(2,322)	125.5%	$(2,244)	$(5,791)	(61.3)%

Our income tax provision from continuing operations was $0.6 million in the third quarter, compared to a tax benefit of $2.3 million in the corresponding quarter of fiscal 2003. The income tax benefit during the first nine months of fiscal 2004 and 2003 was $2.2 million and $5.8 million, respectively. Our effective tax rate (our income tax benefit as a percentage of our pre-tax loss) for the first nine months of fiscal 2004 was 33.9% compared to an annual rate of 26% for fiscal 2003. Our fiscal 2004 effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, because most of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we had net earnings of $1.7 million, or $0.04 per share, in the third quarter of fiscal 2004 compared to a net loss of $6.1 million, or $0.14 per share, during the corresponding quarter of fiscal 2003. For the first nine months of fiscal 2004, we incurred a net loss of $4.4 million, or $0.10 per share, compared to a net loss of $29.0 million, or $0.87 per share, for the corresponding period of fiscal 2003.

Key Operating Metrics:

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $39.1 million as of March 31, 2004, compared to $33.4 million as of June 30, 2003. Our backlog which is shippable within the next six months was $28.6 million as of March 31, 2004, compared to $20.9 million as of June 30, 2003.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of March 31, 2004, we have approximately $1.7 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $0.3 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2003.

Headcount:

Our consolidated headcount as of March 31, 2004 comprised of 750 regular employees and 98 temporary employees, compared to 768 regular employees and 87 temporary employees as of June 30, 2003.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms as of March 31, 2004 and June 30, 2003 remained consistent at $0.8 million. Deferred revenue for maintenance contracts was $0.8 million as of March 31, 2004, compared to $0.7 million as of June 30, 2003. Deferred revenue for distributor return allowances was $0.7 million as of March 31, 2004, compared to $0.8 million as of June 30, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had a combined balance of cash and cash equivalents and short-term investments of $33.2 million, an increase of $0.2 million from June 30, 2003. We also carry $3.0 million of restricted cash to back up our letter of credit. Our total capital commitments outstanding as of March 31, 2004 were $1.1 million. Days sales outstanding in accounts receivable was 58 days as of March 31, 2004, a decrease from 59 days at June 30, 2003. This decrease is attributable to a higher rate of cash collections during the third quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003.

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

Recent Accounting Pronouncements

In June 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 (EITF 94-3). We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Under SFAS No. 146, we deferred recording the accrual of facility exit costs for our Irvine, California facility until we had exited the facility (see Note 5).

In January 2003, the EITF published EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. There was no impact on our results of operations or financial position as a result of adopting EITF 00-21 at the beginning of fiscal year 2004.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46, FIN 46-R, in December 2003. FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt the provisions of FIN 46-R for those arrangements in the fourth quarter of fiscal 2004. We have not invested in any entities that management believes are variable interest entities, and do not expect the adoption of FIN 46-R to have an impact on our financial position, results of operations or cash flows.

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

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	goodwill impairment charges related to the acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services and high-bandwidth applications;

•	customers may delay upgrading their old equipment with our new products;

•	international customers may delay purchasing products for increased voice, data and video traffic;

•	customers in the wireless market may delay adding new base stations which require our products; and

•	customers may experience labor strikes which could result in reduced sales volume.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had net earnings of $1.7 million for the quarter ended March 31, 2004. However, we had a net loss for each of the preceding ten consecutive quarters. We cannot assure you that we will be able to maintain operating profitability. If we are unable to maintain operating profitability or if we incur future losses and negative cash flow, our stock price will likely decline.

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings for the quarter ended March 31, 2004, we had incurred a net loss for each of the preceding ten consecutive quarters. These losses may create uncertainty about the recoverability of our $39.1 million net deferred tax asset. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would hurt our net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each quarter of fiscal 2004, our management reviews the results of operations for that quarter, and forecasts for the remainder of fiscal 2004 and future years, to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

If we incur net operating losses in future quarters, we may review our expense structure for further reductions

If we incur net operating losses or low profit margins in future quarters, we may reduce operating expense levels in the future, which could create future restructuring charges.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, has experienced a general economic downturn. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. If a customer seeks bankruptcy protection it could result in nonpayment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, the continued decline of demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue,no single customer accounted for 10% or more of our net revenue during the third quarter of fiscal 2004 and the corresponding quarter of fiscal 2003. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. A relatively small number of customers have also historically accounted for, and are expected to account for, a significant portion of the net revenue in any given fiscal period. We cannot be sure as to the timing or level of future sales to our customers. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 16% of our net revenue was made to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

Our failure to achieve and sustain profitability with respect to our emerging businesses could negatively impact our operating results and our cash resources

Our Broadband Networking product line, which is now part of our OEM Products segment, has a limited history of operation. This product line has incurred operating losses since its inception. We continue to develop products for emerging markets, and will require further cash investments to reach profitability. If we fail to achieve and sustain profitability on this product line in a reasonable time period, or if the losses in this segment are larger than anticipated, our operating results and cash resources will suffer.

We may in the future have to take a lease impairment charge, which would negatively impact our operating results

As a result of the acquisitions of Datum and TrueTime, we have excess office and manufacturing space in California and Texas that we are seeking to sub-lease. Should we be unable to find tenants for these vacant facilities, we will have to take lease impairment charges in future quarters that will negatively impact our operating results.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may not realize the revenue and profits that we expect the acquired businesses to generate;

•	we may not achieve the cost savings we hope to obtain from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may not be successful in entering new markets in which we have no or limited experience;

•	key employees of the acquired businesses may have expertise and know-how, and we may not be able to retain some of these key employees, and some of them may join or start competing businesses; and

•	our stockholders may be diluted if we pay for an acquisition with equity securities.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 32% of net revenue during the third quarter of fiscal 2004 compared to 34% of net revenue during the corresponding quarter of fiscal 2003. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of March 31, 2004, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. In the second quarter of 2003, we recorded a $15.3 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of 2003, we recorded an $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

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

We intend to transition to a new application service provider in May 2004, and transitioning may impact shipments to our customers

Currently, we use an application service provider to host our Oracle Enterprise Resource Planning (ERP) application and we have decided to switch to another service provider. Although we have a plan that anticipates a smooth transition from our current application service provider, we could experience some problems that would impact shipments to customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2004, we had short-term investments of $10.9 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 31, 2004, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.6 million with the United Kingdom and $21,000 with Germany at March 31, 2004, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In March 2004, we were notified by the Bureau of Industry and Security, a division of the United States Department of Commerce, that it was investigating two potential violations of United States export control regulations that may have occurred in Datum’s operations in 1999, prior to our acquisition of Datum in October 2002. We do not yet know the position the U.S. government intends to take with respect to these matters, but we do not expect the outcome to have a material adverse effect on our business, operations or financial condition.

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

(b) Reports on Form 8-K:

On January 29, 2004, the Company filed a current report on Form 8-K under Item 12 (“Disclosure of Results of Operations and Financial Condition”) reporting our results of operations for the quarter ended December 31, 2003. In addition, the Company filed under Item 7 (“Financial Statements and Exhibits”) the following exhibit: “Press Release dated January 29, 2004.”

On February 25, 2004, the Company filed a current report on Form 8-K under Item 5 (“Other Events”) announcing that, effective February 23, 2004, Dr. Krish Prabhu resigned as Interim Chairman of the Board of Directors and as a director of Symmetricom in connection with his appointment as the new CEO of Tellabs, Inc., and that as a result, effective immediately, Robert Clarkson would replace Dr. Prabhu as the Interim Chairman of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE: May 11, 2004	By:	/s/ THOMAS W. STEIPP

Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 11, 2004	By:	/s/ WILLIAM SLATER

William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.