Form 10-K
period 2004-06-30
SYMMETRICOM INC
filed 2004-09-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2003, as reported on the Nasdaq National Market was approximately $316,784,308. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2004, there were approximately 45,062,853 shares of Registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2004

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies we acquire, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results.”

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

TimeSource, SMARTCLOCK, BesTime, GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider and TimeScan are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1. Business

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect Symmetricom.

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, utilities, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, frequency generation and distribution, testing, verification and/or the measurement of a time and frequency-based signal. We design and manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures.

Integration of TrueTime, Inc. and Datum Inc.

In October 2002, we completed the acquisitions of TrueTime, Inc. (“TrueTime”) and Datum Inc. (“Datum”). The acquisition of TrueTime added global positioning system (GPS)-based technology and products and gave us an opportunity to expand our customer base, add new distribution channels and strengthen our competitive position in both the government and commercial markets. The acquisition of Datum added technical expertise in atomic clock technologies, provided additional vertical manufacturing capabilities, and expanded our suite of products while also providing a larger, more diverse customer base. We spent considerable time and resources during fiscal 2003 and the first half of fiscal 2004 to integrate the operations of TrueTime and Datum, and began to realize synergies from these acquisitions in the second half of fiscal 2004. The financial results of these synergies are explained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reportable Segments

Subsequent to our acquisitions of TrueTime and Datum, we reorganized our structure and now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, OEM (original equipment manufacturer) Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is our Timing, Test and Measurement Division. Information as to net revenue and gross profit margin attributable to each of our reportable segments for each year in the three-year period ended June 30, 2004, is contained in Note N of our notes to the consolidated financial statements.

Telecom Solutions Division

Our network solutions synchronize the flow of information (such as voice, video and data) in telecommunications networks. As an innovator in the development of synchronization equipment, we continue to pioneer the development of cesium, rubidium and hydrogen masers. We hold significant patent portfolios in advanced control algorithms and algorithms using the Global Positioning System (GPS) and Code Division Multiple Access (CDMA). Our technology improves the performance and operability of the telecommunication infrastructure. In fiscal 2004, we actively participated in the modernization of several synchronization networks with certain service providers, and helped others to develop future plans for such efforts. The carriers and operators are being driven by network economics and competitive forces to evolve their network infrastructure toward integrated transmission and switching functions and packet-based technologies. We believe this evolutionary trend, in turn, demands a more intelligent and reliable synchronization infrastructure. The introduction of TimeProvider in fiscal 2004 has complemented our portfolio of synchronization solutions and addresses the growing synchronization requirements of the access layer of the network.

The Symmetricom Global Services (SGS) segment provides services for all our product lines and continued growing its business during this fiscal year by expanding its product offerings for the Telecom Solutions Division with innovative new services such as Sync Office Audits and Spares Support. In addition, SGS rolled out new support services for Broadband products and expanded existing services to the enterprise and government customer base in the Timing, Test and Measurement Division. SGS continues to add new customers globally and to work closely with existing customers to deliver service products customized to meet their needs.

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

During the past fiscal year, the division completed the integration of the Datum and TrueTime product portfolios. New products include key new capabilities for our XLi flagship platform, which is a revamp of our government communications distribution platform, as well as the 56000, and an important software application for enterprise computer time synchronization. We also began the process of building brand loyalty from our legacy companies to Symmetricom through extensive eMarketing campaigns and trade show presence. Customer demand was characterized by strong government communications business with several government agencies placing large orders with the division. Demand for Network Time Servers sold primarily into enterprise IT applications remained steady. Key customers included Lockheed Martin, Raytheon, Northrop Grumman, SI International, and various military procurement and service agencies.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. Our principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and our telephone number is (408) 433-0910.

We maintain a website located at www.symmetricom.com. We make available, free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it, to the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The markets served by Symmetricom include: wireline infrastructure and OEM telecommunications synchronization, broadband access and timing, test and measurement instrumentation for aerospace, defense, enterprise and power utilities.

The past three fiscal years have posed a tremendous challenge to the telecommunications industry. Carriers and service providers have struggled with rapid changes in their customer base, high customer turn over, competition, evolving business models, continuing changes in the regulatory environment and changing service demands. Carriers and service providers continue to scrutinize their capital expenditures closely and continue to focus on leveraging their investments. In this environment, efficient use of the existing infrastructure becomes critical to the service provider’s success.

The time and frequency industry may be divided into the following markets: wireline infrastructure (systems), OEM Products, specialty manufacturing/other and timing, test and measurement.

Wireline Infrastructure (Systems) Market

The wireline infrastructure market includes local, long distance, and international telecommunications service providers and carriers. Customers in this market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), and other telephone companies and cable companies. Demand from most of this sector has declined over the past three fiscal years as network service providers continue to decrease their capital spending. In the United States, there is continued uncertainty regarding telecommunication de-regulation policies, and we believe this uncertain environment has contributed to the reduced spending by service providers. We believe that the need to make networks efficient, the need for greater reliability, and the demand for better quality of service in the infrastructure may enhance the need for synchronization over the long-term. Further, new wireless technologies may require higher quality synchronization in the network infrastructure and as these new technologies are deployed we can expect to see increasing demand for synchronization. However, the adoption of such new technologies may occur slowly.

OEM Products Market

A major portion of our OEM Products market is the wireless communications market. Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. In certain wireless technologies, lack of proper synchronization may result in signal degradation and dropped calls and loss of data, thereby decreasing network efficiency and capacity. Furthermore, certain engineering requirements demand a high level of synchronization to support a greater number of callers simultaneously. Currently the next generation wireless base stations supporting 3G is the target market for our OEM technology and products. In addition, historically our wireless business has generated lower margins than our wireline business.

Broadband access is another part of our OEM Products segment. Broadband access continues to be a major growth area for carriers worldwide. The demand for bandwidth from businesses continues to grow steadily, and broadband service providers have focused on meeting the increased demand by more efficiently utilizing their existing infrastructure. Symmetricom’s GoWide family of broadband access products allow carriers to offer enhanced high-speed data services to their business customers through their existing DSL infrastructure. Currently, our G.shdsl products are an emerging market primarily deployed in Europe.

Specialty Manufacturing Market

Our production facility in Puerto Rico is outfitted to provide specialty (contract) manufacturing to select clients. Customers in this market are mainly from the semiconductor industry. This was a growth market in fiscal 2004.

Timing, Test and Measurement Market

Time and frequency instruments are important for expanding government and commercial communications systems of wireline, wireless, satellite and computer network technologies, as well as for synchronizing critical infrastructures such as U.S. power generation and the distribution grid. The increase in demand for precision timing is due in part to the growth in communications and computer network systems worldwide. Growth in data, voice and video transmissions on these networks is anticipated to lead to an increased demand for substantial bandwidth compared to traditional voice traffic. We believe that the current trend of integrating wireline, wireless, satellite and computer network systems and the wide-spread growth of the Internet and e-commerce will lead to increased demand for precision time and frequency products as more data crosses these networks and as demand for these services grows and the financial health of the service providers remains strong. In addition, we believe the network centric activities within private and public businesses that are installing, growing or maintaining Internet Protocol networks of computer servers and clients may also drive growth in the demand for time and frequency products. Information control in the network, as well as applications support requiring synchronized time-of-day on a secure IP infrastructure, are driving the implementation of accurate network time appliances on the network. We believe these trends will continue and will drive future growth in the demand for network based time and frequency products and services.

Products

We provide infrastructure solutions for the global communications market. We are a leading provider of synchronization, timing, and frequency solutions. The following discussion includes products from each of our five reportable segments: wireline products, OEM products, global services, specialty manufacturing/other and timing, test and measurement products.

Wireline Products

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (i.e. voice, video, data etc.) throughout the network. For these networks to function efficiently, it is essential that each network be synchronized and individual nodes within the network operate within very precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference to enable digital switching and transmission systems to operate at a common, or synchronized, clock rate, therefore minimizing signal degradation and reducing errors in the transmission of data throughout a network.

Our core wireline (systems) products are built on atomic clock technologies (such as cesium and rubidium) and GPS. The products belong to one of three classes:

•	Primary Reference Sources (PRSs)—consists of the GPS-based TimeSource family, and the cesium-based TimeCesium.

•	Building Integrated Timing Supplies (BITS) or Stand Alone Synchronization Equipment (SASE)—The versatile SSU 2000 and the carrier class TimeHub, both intelligent sync distribution systems.

•	Element Management Systems—TimePictra, the carrier class HP-UX based system and the PC-based TimeScan system.

In addition to these classes, we introduced TimeProvider, the industry’s first node clock (hybrid SASE & PRS), which is planned to bring synchronization to the edge of the telecommunications network.

OEM Products

The primary use of our wireless products is within wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require very high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA2000 or Wideband CDMA and the governing standards that apply. For example, in CDMA, most manufacturers require GPS for every base station with either a high performance quartz or rubidium oscillator. In addition, enhanced “911” (E911) services, which include wireless location technology helping emergency services personnel locate and provide assistance to wireless “911” callers much more quickly, and similar location based services require technology that utilizes accurate timing (typically derived from GPS) for the location measurement unit (LMU) products.

These solutions are also available to other communication applications requiring very high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

Specific products we provide are:

•	Rubidium atomic oscillators with various performance levels.

•	GPS accessory components which include receiving antennas, timing antennas, splitters, amplifiers, and lightning protectors.

•	Sub-system cards or modules used within another manufacturer’s equipment such as wireless base stations, or broadband wireless solutions. These are customized per manufacturer, using a combination of GPS, quartz oscillators, rubidium atomic oscillators, input/output signals, and control algorithms. Some of the control algorithms are contained in our BesTime technology.

Another product family within OEM products is our broadband access products. Incumbent carriers are moving transport of traditional data services away from legacy equipment to new infrastructure equipment in order to lower their operational costs. Alternate carriers are moving to deliver cost effective competitive services over their ATM based Digital Subscriber Line Access Multiplexers (DSLAMs).

Our GoWide 2.3, 4.6, 9.2 and 18.4 Symmetrical High-speed Digital Subscriber Line (SHDSL) modems portfolio offers higher data rates, greater reach and enhanced spectral compatibility when compared to legacy transport technologies. These products deliver high speeds by bundling multiple DSL links, and focus on circuit emulation applications. In addition, our GoWide network termination units provide private line and frame relay services over SHDSL utilizing the carrier’s ATM network.

Carriers choosing SHDSL to deploy services delivering higher symmetrical-speeds, enhanced routing, and security capabilities are all potential users of GoWide. These products deliver high value features demanded by small to medium sized businesses requiring increased data bandwidth. Currently, deployment of our broadband products has been primarily in Europe and acceptance of G.shdsl has been slow in the U.S.

Symmetricom Global Services

Our Global Services provides lifecycle services for all Symmetricom product lines. Services products fall into five main categories:

•	Engineering and installation—Our engineering and installation services help customers implement new Symmetricom product purchases.

•	Operations and growth support programs—Our operations and growth support programs like Sync Office Audits assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

•	Maintenance—Our maintenance offerings are designed to help customers minimize staff and expenses necessary for ongoing support of their Symmetricom products. These include 24 x 7 technical support, traditional return-to-factory repair services and on-site repair labor. Innovative new offerings such as our Spares Support contract are proving to be an attractive alternative to traditional spares and repair programs.

•	Training, certification programs and professional development courses—Our training courses enable customer personnel to successfully utilize and maintain our products. These programs are also available under license for customers who maintain their own training centers.

•	Consulting and other professional services—Our consulting services assist customers in planning new sync networks and developing growth or disaster recovery plans for existing sync networks.

Specialty Manufacturing/Other Products

Our services and products can vary according to client specifications. We normally manufacture semiconductor equipment. Also included in this segment are any products that are not specifically allocable to another division.

Timing, Test and Measurement Products

We offer a wide variety of precision time and frequency products. These products can generally be divided into the following broad categories:

•	Precise Time and Frequency Products—We manufacture precision time products that allow our customers to keep accurate time within 40 billionths of a second in a 24-hour period. In many ways, our precise time products are similar to clocks and stopwatches—our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy of our clocks in perspective, a clock which accumulates a 40 billionth of a second time error over a 24 hour period will require more than 500,000 years to accumulate an error of one second.

Quartz-based clocks are subject to numerous physical factors that affect the overall clock accuracy and stability, including temperature changes and aging. We rely upon GPS as a timing reference for continuously disciplining our oscillators, the fundamental component that determines the accuracy of our time and frequency products. GPS provides 24-hour worldwide coverage that is not affected by weather conditions. Coverage by 24 satellites in six near-polar orbits together with numerous ground monitoring/verifying stations produces a readily available and highly accurate timing reference. However, GPS navigation receivers tend to deliver compromised results when used as a time and frequency receiver. To overcome this shortcoming in a standard GPS receiver, we have developed proprietary receiver technology optimizing time and frequency that utilizes commercially available GPS electronics. For our older products utilizing a standard GPS receiver, we employ proprietary algorithms and firmware to extract optimal accuracy and stability from the clock measurements provided by the GPS core receiver. We believe our products contain superior oscillator disciplining technology that enables us to offer extremely accurate quartz oscillator timing products.

•	Computer Plug-In Cards—We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with very common bus components. Aside from providing accurate time measurement, these cards can provide a variety of time and frequency and other time outputs and functions, as well as time transfer for synchronization. Currently, plug-in cards connected by cables provide an easy and accurate way to synchronize the clocks of two or more computers. We also offer software development tools to speed the integration of these cards into software applications, which may save software developers significant time and money.

•	Computer Network Time Servers—We manufacture several products for computer network time distribution. These products provide an extremely powerful and efficient manner in which to bring entire networks of computers into precise time synchronization. Designated computers run programs in the background that periodically adjust the time of each local computer to that of the time server. As a result, we believe that network synchronization of thousands of computers to an accuracy of a second or less is achievable using these products. With the pervasive growth of the Internet and e-commerce and increasing electronic transactions, we believe that the demand for such synchronization products will increase.

•	Time Code Products—We offer a wide variety of time code generation, translation and synchronization products, including timing output options for our precise clocks. A time code is a data format for recording and processing time measurements. Time codes arose from the need to synchronize the instruments used to monitor the many aspects of a real time weapons test and to share the collected data with others monitoring the same test at different locations. Time codes provide the digital data format necessary for computers to transfer and correlate encoded time data among computers in a highly accurate manner.

•	Time Displays—These one-half-inch to four-inch light-emitting diode, or LED, displays often present a variety of information including the time of day, frequency information regarding system electrical current, or “countdown-to-launch” arrays. In many cases, the display is sold as an accessory to a precision clock to display the precise time in an instrument rack or control room.

•	Precision Frequency References—Precision Frequency References form the basis of absolute time and frequency in many systems and applications. Our products include active hydrogen masers, cesium frequency standards, rubidium frequency standards and quartz frequency standards. Our primary reference source instruments provide stand-alone dependability, ease of use, and ease of installation that make them suitable for the critical time or frequency systems found in telecommunications timing, calibration and metrology laboratories, satellite tracking stations and space-based master time standards.

•

Space, Defense and Avionics—We offer products that use cesium, rubidium and quartz technologies for a wide range of uses, whether it is a defense related mobile terrestrial or airborne platform, or a satellite platform in space. We provide rugged and militarized quartz and atomic clock platforms for the most demanding military satellite applications. For applications such as an F-22 fighter plane, our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs. Small size, low power demand, fast warm-up capability, superior stability and superior spectral purity make these devices suitable for critical and tactical aerospace applications like radio navigation, satellite transmission, and tracking and guidance systems.

Sales and Marketing

We sell our products directly to customers and through domestic and international distributors and systems integrators. In the United States, our wireline, wireless and broadband access products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable television operators, internet service providers (ISPs) and OEMs. Our instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are sold through an internal telesales channel.

Internationally, we market and sell our products through our sales force, independent sales representatives, distributors and system integrators. As of June 30, 2004, we employed a sales and marketing force of 117 people including 83 employees in domestic sales, 13 employees in international sales, and 21 employees in marketing.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions and internal security to establish and protect our proprietary rights. As of June 30, 2004, we have 40 United States patents, of which 35 are active, 22 international patents and 32 pending patent applications covering certain technology used by our operations. The 40 United States patents issued expire between August 2004 and August 2022. All of our issued international patents will expire between July 2015 and April 2020. In addition, we use technology licensed from others. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

We also have copyrights on our software products, product documentation, marketing materials, and other documentation and materials. We rely on these copyrights to protect our rights in our copyrighted materials. We can provide no assurances, however, that our copyrighted materials will not be infringed. In addition, effective copyright protection may not be available in every country in which our products are distributed.

Manufacturing

Our manufacturing process for standard products consists primarily of in-house electrical assembly and test performed by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama and Hofolding, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled and tested in Santa Rosa, California. All of our manufacturing facilities are certified and registered to the ISO 9001:2000 quality system standard. During fiscal 2004 our Puerto Rico facility was upgraded to meet the higher TL 9000 quality system standard (a standard for manufacturing and engineering) and we plan to upgrade our Beverly, Massachusetts facility to this standard in fiscal 2005. Our San Jose, California facility was also upgraded to meet the TL 9000 quality system standard for its engineering process (it is not a manufacturing site). We currently do not plan to upgrade our Santa Rosa, California; Tuscaloosa, Alabama and Hofolding, Germany facilities.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Our total backlog amounted to $41.8 million as of June 30, 2004, compared to $33.4 million as of June 30, 2003. Our backlog which is shippable within the next six months was $27.9 million as of June 30, 2004, compared to $24.0 million as of June 30, 2003. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.”

Key Customers and Export Sales

No single customer accounted for more than 10% of our net revenue during fiscal 2004 and 2003. In fiscal 2002, two customers each accounted for 11% of our net revenue. Our export sales, which were primarily to Western Europe, Latin America, the Far East and Canada, accounted for 32%, 33% and 35% of our net revenue in fiscal years 2004, 2003 and 2002, respectively. We have products operating in 92 countries.

Gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may in the future contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

Competition in the telecommunications industry is intense. Many of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., MicroTel International Inc. and Oscilloquartz SA. Competitors of our OEM products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our broadband access products include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products exclusively for use in military applications, could enter commercial markets and compete directly with us. Competitors of our timing, test and measurement products include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition.

Research and Development

As of June 30, 2004, we had 85 engineers and technicians directly involved in the research, design and development of our products. We also utilize domestic and international contractors to assist us in our research and development activities. We focused our development efforts in fiscal 2004 on the development of both hardware and software products. Our new product development program includes wireline and wireless synchronization, network management software, government communication, space defense, avionics, network time service, integrated access devices and updates and maintenance on existing products. In fiscal years 2004, 2003 and 2002, our overall research and development expenditures were $16.8 million, $21.5 million and $11.3 million, respectively. We expensed all research and development expenditures as they were incurred.

Our primary product development centers are in San Jose, California; Santa Rosa, California; Beverly, Massachusetts and Austin, Texas.

Government Regulation

The telecommunications industry is subject to government regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products.

Environmental Regulation

Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced.

Employees

At June 30, 2004, we had 879 employees, including 607 in manufacturing, 85 in engineering and 187 in sales, marketing, service and general and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 2. Properties

The following are our principal facilities as of June 30, 2004:

Location	Principal Operations	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration Date
Irvine, California	Manufacturing (vacant)	46,000	July 2005
Irvine, California	Manufacturing (vacant)	67,000	July 2005
San Jose, California	Corporate Headquarters (partial sublease)	118,000	April 2009
San Jose, California	Administrative Office (sublease)	6,000	September 2005
Santa Rosa, California	Manufacturing/Administrative	35,000	December 2015
Santa Rosa, California	Administrative (vacant)	35,000	December 2015
Santa Rosa, California	Manufacturing (sublease)	25,000	December 2008
Beverly, Massachusetts	Manufacturing	54,000	Owned
Austin, Texas	Administrative Office (for sale)	50,000	Owned
Austin, Texas	Administrative Office	15,000	December 2006
Tuscaloosa, Alabama	Manufacturing	5,000	March 2005
Hofolding, Germany	Manufacturing/Administrative	7,000	January 2009
Aguadilla, Puerto Rico	Manufacturing	87,000	February 2016

We have sublet approximately 34,000 square feet of our San Jose facility through March 2007 and approximately 25,000 square feet of our Santa Rosa facility through January 2005. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future. In June 2003, we announced that our manufacturing operations in our Irvine facility would be consolidated into our Beverly, Massachusetts facility. The integration was completed in December 2003.

Item 3. Legal	Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. We currently have an accrual of $0.9 million for remediation costs, appraisal fees and other ongoing monitoring costs. This site is currently available for sale.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material impact on our financial position and results of operations.

Item 4. Submission	of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Symmetricom

Following is a list of our executive officers as of June 30, 2004 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	54	Chief Executive Officer
William Slater	52	Chief Financial Officer and Secretary
Frederick B. Stroupe	61	Executive Vice President and General Manager
Bruce Bromage	50	Executive Vice President and General Manager

Mr. Steipp has served as Chief Executive Officer of Symmetricom since December 1998. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of Symmetricom from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998. Prior to joining Symmetricom, from February 1996 to February 1998, Mr. Steipp served as Vice President and General Manager of Broadband Data Networks, a division of Scientific-Atlanta.

Mr. Slater has served as Chief Financial Officer and Secretary of Symmetricom since August 2000. From September 1992 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company that was a division of Viacom. Prior to that Mr. Slater held senior financial management positions at Simon Schuster and Revlon.

Mr. Stroupe has served as Executive Vice President and General Manager of Symmetricom since June 2000. Mr. Stroupe served as Senior Vice President, Worldwide Sales and Service of Symmetricom from April 1997 to June 2000 and as Vice President, Sales from October 1993 to April 1997.

Dr. Bromage has served as Executive Vice President and General Manager of the Timing, Test and Measurement Division since April 2004. Dr. Bromage joined Symmetricom in April 2002 and served as Vice President, Strategic Planning and Alliances from April 2002 to April 2004. Prior to joining Symmetricom, from February 2000 to April 2002, Dr. Bromage held senior management positions with two startup companies. From August 1993 to February 2000, Dr. Bromage was Director of Business Development with Hewlett Packard.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market, under the symbol “SYMM”. We had approximately 1,371 stockholders of record as of June 30, 2004.

The following table sets forth the high and low per share sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low
Year ended June 30, 2003
First Quarter	$3.87	$2.54
Second Quarter	4.40	2.38
Third Quarter	5.04	3.05
Fourth Quarter	5.30	3.74
Year ended June 30, 2004
First Quarter	7.15	4.10
Second Quarter	7.70	5.91
Third Quarter	11.00	6.98
Fourth Quarter	10.00	7.13

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Item 6. Selected	Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Net revenue	$172,847	$132,049	$72,643	$152,668	$107,557
Operating income (loss)	(4,096)	(46,047)	(11,141)	21,784	3,654
Earnings (loss) before income taxes	(4,373)	(46,500)	(8,973)	34,877	5,273
Earnings (loss) from continuing operations	(2,250)	(34,347)	(5,695)	28,824	5,043
Gain (loss) from discontinued operations(1)	13	(14,970)	410	506	—
Net earnings (loss)	(2,237)	(49,317)	(5,285)	29,330	5,043
Basic earnings (loss) per share from continuing operations(2)	(0.05)	(0.96)	(0.25)	1.23	0.22
Basic earnings (loss) per share from discontinued operations(2)	—	(0.42)	0.02	0.02	—
Basic net earnings (loss) per share(2)	(0.05)	(1.38)	(0.23)	1.25	0.22
Diluted earnings (loss) per share from continuing operations(2)	(0.05)	(0.96)	(0.25)	1.15	0.21
Diluted earnings (loss) per share from discontinued operations(2)	—	(0.42)	0.02	0.02	—
Diluted net earnings (loss) per share(2)	(0.05)	(1.38)	(0.23)	1.17	0.21
Total assets	247,590	233,890	130,310	155,403	134,669
Long-term obligations	8,827	10,057	6,574	7,184	7,679

(1)	Reflects amounts related to gains (losses) on discontinued operations. The Trusted Time Division was discontinued in fiscal 2003 and the Linfinity business was sold in fiscal 1999. The gain in fiscal 2004 and the loss in fiscal 2003 are from the discontinued Trusted Time Division. The gain in fiscal 2001 is a result of a change in estimate of the selling expenses of the Linfinity business while the gain in fiscal 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.
(2)	Adjusted to reflect the effect of a three-for-two stock split in the form of a stock dividend on August 18, 2000.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, utilities, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of a time and frequency-based signal. We design and manufacture ribidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs), and communications original equipment manufacturers (OEMs). With the fiscal 2003 addition of customers from TrueTime and Datum, we entered into the government defense and industry sectors.

In June 2003, we discontinued the operation of the Trusted Time Division and integrated the Broadband Network Division into the Telecom Solutions Division. The Trusted Time Division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. Certain charges related to the discontinuance of this operation, including a non-cash impairment charge for goodwill and intangibles associated with this business, were taken in fiscal 2003.

On October 29, 2002, we completed our acquisition of Datum. Each share of Datum common stock outstanding was converted into the right to receive 2.7609 shares of Symmetricom common stock. The aggregate consideration was approximately 17.4 million shares of our common stock. The acquisition of Datum was intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of Internal Revenue code and was accounted for as a purchase.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Warranty Reserve

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis. We offer extended warranty contracts on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold. During fiscal 2004, we charged $0.9 million to cost of goods sold to write down excess and obsolete inventory.

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

The carrying value of our net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deductions. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A significant portion of our tax credits is related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Investments

We did not carry any investments in public or private companies during fiscal 2004. During fiscal 2003, we concluded that our $0.2 million investment in Sarantel Ltd., a privately held company, was not realizable and the investment was expensed as a loss on equity investment. During fiscal 2002, we concluded that the decline in value of our investment in the common stock of Parthus Technologies plc (“Parthus”) was other than temporary and recorded $1.0 million as a loss on equity investment, based on the quoted fair value of Parthus common stock on the date the impairment loss was recorded.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets primarily include goodwill, purchased technology and trademarks. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. In fiscal 2004, no impairment losses were recorded based on these evaluations. In fiscal 2003, we recorded $26.3 million goodwill impairment in fiscal 2003, $11.6 million of which related to the discontinuance of the Trusted Time Division.

Option Repurchase and Exchange

On May 28, 2003, we commenced an offer (i) to purchase for cash from our eligible employees all outstanding stock options with exercise prices of $8.00 or greater that were granted under the Symmetricom 1999 Employee Stock Option Plan (the Symmetricom 1999 Plan) or the Datum Inc. 1994 Incentive Stock Plan (the Datum Plan) and (ii) to exchange for shares of restricted stock under the Symmetricom 1999 Plan all outstanding options to purchase shares of our common stock held by certain of our officers granted under either the Symmetricom 1999 Plan or the Datum Plan with exercise prices of $8.00 or greater. Pursuant to the offer to purchase, we purchased and cancelled options to purchase an aggregate of 1.0 million shares of our common stock for an aggregate purchase price of $1.3 million. Pursuant to the offer to exchange, we exchanged and cancelled options to purchase an aggregate of 1.0 million shares of our common stock for an aggregate of 0.3 million shares of restricted stock.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations.

	Year ended June 30,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of products and services	58.7%	60.8%	62.1%
Amortization of purchased technology	2.3%	2.4%	1.8%
Write-off of Telmax royalty	—	0.4%	—
Integration and restructuring charges	3.4%	1.3%	0.6%
Gross profit	35.7%	35.1%	35.6%
Operating expenses:
Research and development	9.7%	16.3%	15.6%
Selling, general and administrative	26.5%	35.4%	34.1%
Amortization of intangibles	0.5%	0.9%	0.4%
Integration and restructuring charges	1.3%	5.1%	0.8%
Impairment of goodwill	—	11.1%	—
Acquired in-process research and development	—	1.2%	—
Operating loss	(2.4)%	(34.9)%	(15.3)%
Gain (loss) on equity investments, net	—	(0.3)%	2.0%
Interest income	0.2%	0.5%	1.8%
Interest expense	(0.3)%	(0.5)%	(0.9)%
Loss before income taxes	(2.5)%	(35.2)%	(12.4)%
Income tax benefit	1.2%	9.2%	4.5%
Loss from continuing operations	(1.3)%	(26.0)%	(7.8)%
Gain (loss) from discontinued operations, net of tax	—	(11.3)%	0.6%
Net loss	(1.3)%	(37.3)%	(7.3)%

Fiscal Years Ended June 30, 2004 and 2003

Net revenue

Net revenue consists of product and services sales. Net revenue increased 30.9% to $172.8 million in fiscal 2004 from $132.0 million in fiscal 2003. Part of this increase was due to the acquisitions of TrueTime and Datum in the second quarter of fiscal 2003. On a pro forma basis, including the fiscal 2003 pre-acquisition revenue for TrueTime and Datum, net revenue in fiscal 2003 was $156.1 million. Based on these pro forma results, net revenue in fiscal 2004 increased 10.7%, or $16.7 million, compared to net revenue in fiscal 2003.

Net revenue in fiscal 2004 included $71.5 million in net revenue from our wireline products segment, $34.6 million from our OEM products segment, $8.3 million from our global services segment, $9.5 million from our specialty manufacturing and $48.9 million from our timing, test and measurement segment.

The increase in net revenue of $16.7 million, after accounting for the increase due to acquisitions, was mainly attributable to an increase of $2.8 million in our wireline products segment, an increase of $1.0 million in our OEM products segment, an increase of $2.8 million in our global services segment, an increase of $5.0 million in specialty manufacturing segment, and an increase of $5.1 million in our timing, test and measurement segment. The increase in the wireline products segment was partly due to a combination of upgrades to the synchronization infrastructure of customers, as well as synchronization deployment to support the build out for the next generation of telecommunication infrastructure. The increase in the OEM products segment was partly due to increased purchases by wireless equipment manufacturers. The increase in specialty manufacturing segment was due to increased demand from our primary customers. The increase in global services segment was due to increases in revenue from our wireline and OEM products. The increase in the timing, test and measurement segment was partly due to continued strength in the government communications sector.

Gross profit

Gross profit increased 33.1% to $61.7 million in fiscal 2004 from $46.3 million in fiscal 2003. As a percentage of revenue, gross profit increased 0.6% to 35.7% in fiscal 2004 from 35.1% in fiscal 2003. The increase in gross profit percentage of 0.6% is primarily due to a 2.2% gross profit improvement from our cost of products and services, a 0.4% improvement from the fiscal 2003 write-off of our Telmax royalty and a 0.1% improvement from continuing amortization of purchased technology resulting from the Datum and TrueTime acquisitions. These increases were partially offset by a 2.1% decrease in gross profit due to increased integration and restructuring charges, mainly related to relocation of our Irvine, California manufacturing to our Beverly, Massachusetts facility.

The 2.2% improvement in gross profit from cost of products and services was a result of the TrueTime and Datum acquisition synergies. These manufacturing synergies included a full year savings impact due to the fiscal 2003 move of our Austin, Texas (formerly Datum) manufacturing operations to Puerto Rico, the partial year impact from the move of one-half of our Irvine, California (formerly Datum) manufacturing operations to Puerto Rico during the first quarter of fiscal 2004, and the partial year impact from the completion of the move of the remaining Irvine, California operations to our Beverly, Massachusetts facility. The 2.1% decrease in gross profit from integration and restructuring charges related to the relocations. We anticipate continued improvements in gross profit as a result of initiatives to improve efficiencies at our plants.

Operating Expense

Research and development

Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses decreased 21.9% to $16.8 million in fiscal 2004 from $21.5 million in fiscal 2003. The $4.7 million decrease in research and development expenses is primarily due to reductions in headcount and expenses for the Broadband Network Division and due to headcount and expense reductions in San Jose, California; Austin, Texas and Irvine, California related primarily to the synergies from the acquisitions. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products and for fiscal 2005 expenses to be consistent with fiscal 2004 expenses.

Selling, general and administrative, including amortization of intangible assets

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments. Selling, general and administrative expenses decreased 2.0% to $45.8 million in fiscal 2004 from $46.7 million in fiscal 2003. In fiscal 2004, we had a total of 187 employees in our selling, general and administrative departments, compared to 229 employees in fiscal 2003. The decrease in headcount resulted from restructuring plans for the integration of TrueTime and Datum. However, expenses decreased by only 2.0% because the savings from headcount reductions were partially offset by $0.9 million of costs related to our compliance process for the Sarbanes-Oxley Act of 2002 and $0.3 million in unplanned severance expenses. We plan to add 10 to 15 personnel to the sales, service and marketing organizations during fiscal 2005.

In June 2003, we issued to senior executives 252,000 shares of restricted stock valued at $1.1 million. The restricted stock has a five-year vesting schedule (June 2008) but may vest sooner if certain quarterly earnings per share goals are achieved. We expense the cost of these restricted shares ratably over the five-year vesting period. If we achieve cumulative earnings per share of $0.24 over four consecutive quarters, then 50% of the restricted stock grant will immediately vest on an accelerated basis. Since we achieved cumulative earnings per share of $0.09 in the third and fourth quarter of fiscal 2004, if we achieve an aggregate earnings per share of $0.15 in the first and second quarters of fiscal 2005, we will record additional compensation expense to recognize the cost of vesting 50% of the restricted stock grant.

Integration and restructuring charges

During fiscal 2004, we recorded integration and restructuring charges of $2.3 million in acquisition-related costs and other restructuring expenses. Of these costs, $1.6 million is related to our facility restructuring in Irvine, California and $0.7 million is for land remediation accruals related to a former Datum facility in Austin, Texas. See Note O of our notes to the consolidated financial statements for further discussion of integration and restructuring charges.

Impairment of goodwill

We performed our annual goodwill impairment test as of June 30, 2004 and determined that goodwill was not impaired.

During fiscal 2003 we recorded a goodwill impairment charge of $14.7 million. We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with the acquisitions of TrueTime and Datum during the second quarter of fiscal 2003, we recorded an additional $72.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum, using a Symmetricom stock price of $6.20 and $5.69 per share, respectively. At the end of the second quarter of fiscal 2003 on December 31, 2002, when the Symmetricom stock price was $4.22, which represented a decline of 31.9% and 25.8% from the Symmetricom stock price as of the acquisition announcement dates for TrueTime and Datum, respectively, management determined that goodwill was likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

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

During fiscal 2003, in addition to the goodwill impairment test performed as of December 31, 2003, we performed our annual goodwill impairment test for fiscal 2003 as of June 30, 2003, and determined that goodwill from continuing operations was not impaired. However, due to the discontinued operations of the Trusted Time Division, we recorded an impairment charge from continuing operations of $11.6 million for goodwill associated with that division.

Acquired in-process research and development expenses

During fiscal 2004, we did not record any purchased in-process research and development expense. During fiscal 2003, $1.6 million of the purchase price of the Datum and TrueTime acquisitions was allocated to purchased in-process research and development expense based upon the values assigned to the acquisitions. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The $1.6 million represented $1.2 million from Datum and $0.4 million from TrueTime. The projected value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

Gain (loss) on sale of equity investments

During fiscal 2004, we did not record any net gains or losses on the sale of equity investments. During fiscal 2003, we recorded a net loss of $0.5 million on the sale of equity investments due to impairment losses on investments.

Interest income

Interest income decreased 50.7% to $0.3 million in fiscal 2004 from $0.6 million in fiscal 2003. This decrease was primarily due to a lower average cash balance during the first three quarters of fiscal 2004, as well as lower average interest rates during fiscal 2004 compared to fiscal 2003. We expect interest income to increase during fiscal 2005, mainly due to our higher cash balance as of June 30, 2004 and the expectation that our cash balance will increase during fiscal 2005.

Interest expense

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained consistent at $0.6 million in fiscal 2004 and 2003. We do not expect a significant change in interest expense during fiscal 2005.

Income tax benefit

Our income tax benefit was $2.1 million (effective tax rate of 48.5%) in fiscal 2004 compared to an income tax benefit of $12.2 million (effective tax rate of 26.1%) in fiscal 2003. The effective tax rate has fluctuated significantly as a result of the impact of the fiscal 2003 write-off or impairment of non-deductible goodwill and disposition of business lines. Our effective tax rate has also been affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006.

Gain (loss) from discontinued operations, net of tax

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2004, we recorded a gain of $13,000 from our discontinued operations, and expect these operations to cease during fiscal 2005. During fiscal 2003, we recorded a $15.0 million loss, or $0.42 per share, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

Net loss

As a result of the factors above, we incurred a net loss of $2.2 million, or $0.05 per basic and diluted share, in fiscal 2004 compared to a net loss of $49.3 million, or $1.38 per basic and diluted share, in fiscal 2003.

Fiscal Years Ended June 30, 2003 and 2002

Net revenue

Net revenue increased 81.8% to $132.0 million in fiscal 2003 from $72.6 million in fiscal 2002. The increase in net revenue of $59.4 million was attributable to the acquisitions of Datum and TrueTime in October 2002. Net revenue in fiscal 2003 included $61.5 million in net revenue from our wireline products segment, $30.0 million from our wireless products segment, $30.8 million from our timing, test and measurement segment, $1.0 million from our broadband network segment and $3.9 million from our global services segment.

The net revenue increase of $59.4 million is comprised primarily of two components: an increase of $30.8 million for the timing, test and measurement segment sales which relates to the Datum and TrueTime acquisitions and an increase of $21.0 million in net revenue for our wireless segment, also due to the Datum and TrueTime acquisitions. Revenue increases in the wireline and global services segments also relate to the Datum and TrueTime acquisitions.

On a pro forma basis, including Datum and TrueTime, net revenue in fiscal 2003 were $156.1 million as compared to the pro forma revenue of $171.5 million in fiscal 2002, or a decrease of 9.0%.

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

Operating Expense

Research and development

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

Integration and restructuring charges

During fiscal 2003, we recorded integration and restructuring charges of $6.7 million in acquisition-related costs and other restructuring expenses. These include acquisition related costs incurred for severance, facility and financial system consolidations, proxy solicitation, employee travel, consulting services, legal, and financial advisory fees. Other restructuring included severance costs related to the involuntary termination of 48 personnel from engineering, sales, marketing and administration in connection with workforce reductions primarily in our Broadband Networking Division. As part of the facility consolidation, we exited several of our leased buildings and included the future lease payments, net of anticipated sublease revenue, in the charge.

Impairment of goodwill

We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with these acquisitions, we recorded an additional $72.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced: March 2002 for TrueTime and May 2002 for Datum, using a Symmetricom stock price of $6.20 and $5.69 per share, respectively. At the end of the second quarter of fiscal 2003 on December 31, 2002, when the Symmetricom stock price was $4.22, which represented a decline of 31.9% and 25.8% from the Symmetricom stock price as of the acquisition announcement dates for TrueTime and Datum, respectively, management determined that goodwill was likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

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

Due to the discontinued operations of the Trusted Time Division, we recorded an impairment charge of $11.6 million in fiscal 2003 for goodwill associated with that division.

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

Gain (loss) on sale of equity investments

During fiscal 2003, we recorded a loss of $0.5 million in losses on equity investments. The loss was due to $0.3 million loss on the sale of Parthus Technologies plc common stock and a $0.2 million impairment of our investment in Sarantel Ltd. During fiscal 2002, we recorded a gain of $2.5 million from the sale of our investment in Brocade common stock. During fiscal 2002, we also concluded that the value of our investment in the common stock of Parthus was other than temporary. To determine that the value of our investment was other than temporary, we considered both the duration of the decline and the extent to which the market value of Parthus common stock was below our recorded cost basis in the common stock. Market value is determined based on the share prices as quoted on the NASDAQ National Market. Accordingly, $1.0 million was recorded as an impairment loss on investments.

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

Income tax benefit

Our income tax benefit was $12.2 million (effective tax rate of 26.1%) in fiscal 2003 compared to an income tax benefit of $3.3 million (effective tax rate of 36.5%) in fiscal 2002. The effective tax rate fluctuated as a result of the impact of the write-off or impairment of non-deductible goodwill and the acquisition and disposition of business lines.

Gain (loss) from discontinued operations, net of tax

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2003, we recorded a $15 million loss, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

During fiscal 2002, we recognized a $0.4 million gain, net of taxes, for discontinued operations related to Linfinity. This gain relates to the release of funds from an escrow account established in connection with the sale during fiscal 1999 of our Linfinity Microelectronics, Inc. semiconductor subsidiary.

Net loss

As a result of the factors above, we incurred a net loss of $49.3 million, or $1.38 per basic and diluted share, in fiscal 2003 compared to a net loss of $5.3 million in fiscal 2002.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal 2004 with fiscal 2003, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $41.8 million as of June 30, 2004, compared to $33.4 million as of June 30, 2003. Our backlog which is shippable within the next six months was $27.9 million as of June 30, 2004, compared to $20.9 million as of June 30, 2003.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of June 30, 2004, we have approximately $3.4 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $0.3 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2003. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of June 30, 2004 comprised of 754 regular employees and 125 temporary employees, compared to 768 regular employees and 87 temporary employees as of June 30, 2003.

Deferred revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.6 million as of June 30, 2004, compared to $0.8 million as of June 30, 2003. Deferred revenue for maintenance contracts was $0.8 million as of June 30, 2004, compared to $0.7 million as of June 30, 2003. Deferred revenue for distributor return allowances was $0.7 million as of June 30, 2004, compared to $0.8 million as of June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004, working capital was $72.3 million compared to $63.1 million as of June 30, 2003 and $68.9 million as of June 30, 2002. Cash and cash equivalents as of June 30, 2004 increased $1.9 million to $34.2 million from $32.3 million as of June 30, 2003. This increase was primarily the result of a $6.7 million increase in cash provided by operating activities, a $12.9 million decrease in cash used for investing activities and a $8.2 million increase in cash provided by financing activities. Short-term investments increased from $0.7 million as of June 30, 2003 to $13.4 million as of June 30, 2004. This increase resulted primarily from the fact that we moved some of our cash equivalent investments to longer-term corporate debt securities, which changed their classification to short-term investments.

The $6.7 million net cash provided by operating activities in fiscal 2004 was primarily attributable to: non-cash expenses related to depreciation and amortization of $11.8 million and an increase in accounts payable of $3.1 million, which was partially offset by a $5.2 million increase in accounts receivable and a net loss of $2.2 million. The increase in accounts receivable was the result of higher sales during the fourth quarter of fiscal 2004 compared to the same quarter in fiscal 2003. The $12.9 million net cash used for investing activities in fiscal 2004 was primarily attributable to $19.6 million in purchases of short-term investments and $3.9 million in purchases of plant and equipment, which was partially offset by $7.2 million in maturities of short-term investments and $3.4 million decrease in restricted cash as a result of our line of credit set up with Wells Fargo Bank, which did not require us to hold restricted cash. The $8.2 million net cash provided by financing activities was primarily attributable to a $9.9 million in proceeds from issuance of common stock due to stock option exercises, which was offset by $1.7 million in scheduled repayments of our long-term obligations.

Our total capital commitments outstanding as of June 30, 2004 were $1.0 million. Days sales outstanding in accounts receivable was 53 days as of June 30, 2004, a decrease from 59 days as of June 30, 2003. This decrease is attributable to a higher rate of cash collections during the fiscal fourth quarter ended June 30, 2004 compared to the same period in fiscal 2003.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months and the foreseeable future. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms favorable to us. Additional financing may also be dilutive to our existing stockholders. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. The line of credit will expire on March 1, 2005. No withdrawals were made as of June 30, 2004.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent determines the interest rate for each rate period to be the lowest rate, which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described above.

As part of the merger with Datum, we assumed a warrant to purchase common stock of Datum that was held by UBS Warburg to purchase 486,754 shares of our common stock at an exercise price of $4.135 per share. The warrant was exercised in September 2003, upon which we received total cash proceeds of $2.0 million.

As part of the merger with TrueTime, we assumed a warrant to purchase common stock of TrueTime that was held by C.E. Unterberg, Towbin to purchase 87,394 shares of our common stock at an exercise price of $12.59 per share. This warrant expires on December 22, 2004; and as of June 30, 2004 had not been exercised.

Contractual Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate that in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank.

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements or operating lease agreements. Due to excess capacity on several noncancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liability for the rest.

We incur purchase commitments during our normal course of business. As of June 30, 2004, our principal commitments totaled $11.9 million and related primarily to commitments to purchase inventory.

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on the expected costs of providing such benefits to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and who meet the retirement eligibility requirements by December 31, 2005, are eligible for participation. The health care plan is a contributory plan.

The following table summarizes our contractual cash obligations as of June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Bond payable	$2,545	$70	$140	$140	$2,195
Capital lease obligations	7,323	1,518	2,904	2,901	—
Operating leases obligations	28,783	4,248	5,765	5,467	13,303
Purchase obligations	11,884	11,807	56	21	—
Postretirement benefits liabilities	555	56	150	85	264
Lease loss accrual	3,168	2,270	658	198	42

Total contractual cash obligations	54,258	19,969	9,673	8,812	15,804
Sublessor agreements	(957)	(444)	(513)	—	—

Net	$53,301	$19,525	$9,160	$8,812	$15,804

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or the EITF, reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, or EITF 00-21. EITF 00-21 concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by us. The adoption did not have a material effect on our operating results or financial condition.

In November 2002, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The adoption did not have a material effect on our operating results or financial condition.

The FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46, or FIN 46R, in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R in the second quarter of fiscal year 2004 did not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. We have not entered into any contracts that would fall within the scope of SFAS No. 149.

In May 2003, the FASB issued Statement SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our operating results or financial position.

In December 2003, the Securities Exchange Commission or the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on our operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The adoption of Issue 03-01 did not have an effect on our operating results or financial condition.

Factors That May Affect Results

Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

We believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and may continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	restructuring and integration related charges;

•	goodwill impairment charges related to our recent acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers, including those in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	our ability to retain key employees if the economic marketplace improves, which could affect our ability to sell, develop and deliver our products;

•	reduced rates of growth of telecommunications services;

•	customers may delay upgrading their old equipment with our new products;

•	international customers may delay purchasing products for increased voice, data and video traffic;

•	customers in the wireless market may delay adding new base stations which require our products; and

•	customers may experience labor strikes which could result in reduced sales volume.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. If we increase the volume of product manufacturing by outside sources and decrease our internal production, we could incur higher fixed costs (per unit) and integration and restructuring charges. Significant decreases in demand for our products or reduction in our average selling prices, or any material delay in customer orders may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on changes in general economic conditions; conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

We experienced net operating losses in the past and may experience net operating losses again in the future

We had a net loss of $2.2 million for the fiscal year ended June 30, 2004. Although we had net earnings for both the third and fourth quarters of fiscal 2004, we cannot assure you that we will be able to maintain operating profitability. If we are unable to maintain operating profitability or if we incur future losses and negative cash flow, our stock price may decline.

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

We had a net loss of $2.2 million for the fiscal year ended June 30, 2004 and a net loss of $49.3 million for the fiscal year ended June 30, 2003. Continued losses may create uncertainty about the recoverability of our $45.4 million net deferred tax asset. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter, and forecasts for the remainder of the fiscal year and future years, to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, has experienced a general economic downturn over the last three years. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. If a customer seeks bankruptcy protection it could result in nonpayment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, any continued decline in demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during fiscal 2004 and 2003. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 16% of our net revenue was made to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

If we are unable to develop new products, or we are delayed in production startup, sales of our products could decline, which could reduce our revenue

The markets for our products are characterized by:

•	rapidly changing technology;

•	evolving industry standards;

•	changes in end-user requirements;

•	frequent new product introductions; and

•	customers may perceive new products as deficient if there is miscommunication about product specifications.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., MicroTel International Inc. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our broadband access segment include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc. that currently manufacture products for use in military applications, could enter commercial markets and compete directly with us. Competitors in our timing, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

We may in the future have to take a lease impairment charge, which would negatively impact our operating results

As a result of the acquisitions of Datum and TrueTime, we have excess office and manufacturing space in California and Texas that we are seeking to sublease. Should we be unable to find tenants for these vacant facilities, we may have to take additional lease impairment charges in future quarters that will negatively impact our operating results.

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Our recent acquisitions involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may incur significant (one-time) write-offs;

•	we may experience problems in combining the acquired operations, technologies or products;

•	we may not realize the revenue and profits that we expect the acquired businesses to generate;

•	we may not achieve the cost savings we hope to obtain from combining the acquired operations with ours;

•	we may experience regulatory difficulties and unbudgeted expenses in attempting to complete an acquisition;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business;

•	our existing business relationships with suppliers and customers may be impaired;

•	we may not be successful in entering new markets in which we have no or limited experience;

•	key employees of the acquired businesses may have expertise and know-how, and we may not be able to retain some of these key employees, and some of them may join or start competing businesses;

•	our stockholders may be diluted if we pay for an acquisition with equity securities; and

•	for example, we recently discovered that the environmental remediation expense for the Austin, Texas plant we inherited as part of the Datum acquisition could be more costly than we anticipated.

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

Our manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we have received a demand from adjoining landowner and may be subject to claims from other adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these demands and claims cannot be determined at this time. The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur additional unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners claims and any related governmental action may expose us to material liability and could significantly harm our business.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 32% of net revenue during fiscal 2004 compared to 33% of net revenue during fiscal 2003. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of June 30, 2004, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. We performed our annual goodwill impairment test as of June 30, 2004 and determined that goodwill was not impaired. In fiscal 2003, we recorded a $14.7 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of fiscal 2003, we recorded an additional $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes when calculating our effective tax rate. Historically, using this exemption has reduced our effective tax rate. Our overall effective tax rate could increase during fiscal years 2005 and 2006, as the exemption will become subject to additional limitations before it expires at the end of fiscal 2006. Any increase in our effective tax rate will increase our federal income taxes and negatively impact our cash flow.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2005. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2004, we had short-term investments of $13.4 million. These investments in corporate debt securities have maturity dates of greater than three months. Our corporate debt securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2004, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.8 million with the United Kingdom and $0.1 million with Germany at June 30, 2004, a hypothetical 10% adverse change in sterling or Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances, or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on our business.

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

Item 8. Consolidated	Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Fiscal Year 2004
Net revenue	$38,478	$40,953	$43,748	$49,668	$172,847
Gross profit	13,816	10,605	17,146	20,097	61,664
Operating income (loss)	(2,941)	(5,878)	2,390	2,333	(4,096)
Earnings (loss) from continuing operations before income taxes	(3,018)	(5,941)	2,342	2,244	(4,373)
Earnings (loss) from continuing operations	(2,256)	(3,867)	1,750	2,123	(2,250)
Gain (loss) on discontinued operations	(34)	18	(1)	30	13
Net earnings (loss)	(2,290)	(3,849)	1,749	2,153	(2,237)
Basic earnings (loss) per share from continuing operations	(0.05)	(0.09)	0.04	0.05	(0.05)
Basic earnings (loss) per share from discontinued operations	—	—	—	—	—
Basic net earnings (loss) per share	(0.05)	(0.09)	0.04	0.05	(0.05)
Diluted earnings (loss) per share from continuing operations	(0.05)	(0.09)	0.04	0.05	(0.05)
Diluted earnings (loss) per share from discontinued operations	—	—	—	—	—
Diluted net earnings (loss) per share	(0.05)	(0.09)	0.04	0.05	(0.05)

Fiscal Year 2003
Net revenue(1)	$18,283	$39,967	$36,861	$36,938	$132,049
Gross profit(1)(2)	6,146	14,769	13,947	11,469	46,331
Operating loss(1)	(4,286)	(21,256)	(7,711)	(12,794)	(46,047)
Loss from continuing operations before income taxes(1)	(4,444)	(21,486)	(7,722)	(12,848)	(46,500)
Loss from continuing operations(1)	(3,097)	(19,364)	(5,400)	(6,486)	(34,347)
Loss on discontinued operations(1)	—	(490)	(694)	(13,786)	(14,970)
Net loss	(3,097)	(19,854)	(6,094)	(20,272)	(49,317)
Basic loss per share from continuing operations(1)	(0.14)	(0.54)	(0.13)	(0.15)	(0.96)
Basic loss per share from discontinued operations(1)	—	(0.01)	(0.01)	(0.33)	(0.42)
Basic net loss per share	(0.14)	(0.55)	(0.14)	(0.48)	(1.38)
Diluted loss per share from continuing operations(1)	(0.14)	(0.54)	(0.13)	(0.15)	(0.96)
Diluted loss per share from discontinued operations(1)	—	(0.01)	(0.01)	(0.33)	(0.42)
Diluted net loss per share	(0.14)	(0.55)	(0.14)	(0.48)	(1.38)

(1)	The Trusted Time Division was discontinued in the fourth quarter of fiscal 2003. The second and third quarters of fiscal 2003 have been adjusted from their previously reported amounts to report the Trusted Time Division as a discontinued operation.
(2)	Intangible amortization related to acquired technologies was reclassed from operating expenses to cost of goods sold beginning in the third quarter of fiscal 2003. Prior quarters in fiscal 2003 have been adjusted to conform to this presentation.

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

September 7, 2004

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,213	$32,284
Restricted cash	—	3,396
Short-term investments	13,398	735

Cash and investments	47,611	36,415
Accounts receivable, net of allowance for doubtful accounts of $763 and $974	28,941	23,776
Inventories, net	27,877	29,070
Prepaids and other current assets	9,720	13,853

Total current assets	114,149	103,114
Property, plant and equipment, net	27,936	31,222
Goodwill, net	49,248	50,200
Other intangible assets, net	14,665	19,128
Deferred taxes and other assets	41,092	29,726
Note receivable from employee	500	500

Total assets	$247,590	$233,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,372	$12,246
Accrued compensation	9,661	12,191
Accrued warranty	3,194	4,021
Other accrued liabilities	12,506	10,528
Current maturities of long-term obligations	1,128	996

Total current liabilities	41,861	39,982
Long-term obligations	8,827	10,057
Deferred income taxes	418	419

Total liabilities	51,106	50,458

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 45,475 shares issued and 44,915 outstanding in 2004; 43,051 shares issued and 42,491 outstanding in 2003	174,293	159,194
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(1)	(178)
Deferred stock-based compensation	(1,120)	(1,133)
Retained earnings	23,867	26,104

Total stockholders’ equity	196,484	183,432

Total liabilities and stockholders’ equity	$247,590	$233,890

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2004	2003	2002
Net revenue	$172,847	$132,049	$72,643
Cost of products and services	101,410	80,314	45,076
Amortization of purchased technology	3,911	3,104	1,289
Write-off of Telmax royalty	—	567	—
Integration and restructuring charges	5,862	1,733	452

Gross profit	61,664	46,331	25,826
Operating expenses:
Research and development	16,772	21,468	11,316
Selling, general and administrative	45,825	46,744	24,776
Amortization of intangibles	838	1,171	294
Integration and restructuring charges	2,325	6,711	581
Impairment of goodwill	—	14,723	—
Acquired in-process research and development	—	1,561	—

Operating loss	(4,096)	(46,047)	(11,141)
Gain (loss) on equity investments, net	—	(450)	1,487
Interest income	308	625	1,342
Interest expense	(585)	(628)	(661)

Loss before income taxes	(4,373)	(46,500)	(8,973)
Income tax benefit	(2,123)	(12,153)	(3,278)

Loss from continuing operations	(2,250)	(34,347)	(5,695)
Gain (loss) from discontinued operations, net of tax	13	(14,970)	410

Net loss	$(2,237)	$(49,317)	$(5,285)

Loss per share—basic and diluted:
Loss from continuing operations	$(0.05)	$(0.96)	$(0.25)
Gain (loss) from discontinued operations	—	(0.42)	0.02

Net loss	$(0.05)	$(1.38)	$(0.23)

Weighted average shares outstanding—basic and diluted	43,691	35,645	22,572

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Stockholder Note Receivable	Accumulated Other Comprehensive Income	Deferred Stock-based Compensation	Retained Earnings	Total Stock- holders’ Equity	Total Comprehensive loss
	Shares	Amount
Balance at July 1, 2001	23,651	$30,747	$(555)	$1,490	$—	$88,435	$120,117	$20,616
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	46	211	—	—	—	—	211	—
Employee stock purchase plan	97	765	—	—	—	—	765	—
Warrants issued for acquisition	—	819	—	—	—	—	819	—
Repurchase of common stock	(1,663)	(3,101)	—	—	—	(7,729)	(10,830)	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(5,695)	(5,695)	(5,695)
Gain from discontinued operations, net of tax of $273	—	—	—	—	—	410	410	410
Unrealized loss on short-term investments, net of taxes of $1,056	—	—	—	(1,608)	—	—	(1,608)	(1,608)

Balance at June 30, 2002	22,131	29,441	(555)	(118)	—	75,421	104,189	$(6,893)

Issuance of common stock:
Acquisitions of Datum and TrueTime	20,091	128,849	—	—	—	—	128,849	$—
Stock option exercises, net of shares tendered upon exercise	157	458	—	—	—	—	458	—
Employee stock purchase plan	180	515	—	—	—	—	515	—
Restricted stock issued in exchange of stock options	253	1,133	—	—	(1,133)	—	—	—
Repurchase of common stock	(321)	(1,202)	—	—	—	—	(1,202)	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(34,347)	(34,347)	(34,347)
Loss from discontinued operations, net of tax of $2,004	—	—	—	—	—	(14,970)	(14,970)	(14,970)
Unrealized loss on short-term investments	—	—	—	(281)	—	—	(281)	(281)
Cumulative adjustments to foreign currency translation	—	—	—	221	—	—	221	221

Balance at June 30, 2003	42,491	159,194	(555)	(178)	(1,133)	26,104	183,432	$(49,377)

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,805	7,568	—	—	—	—	7,568	$—
Employee stock purchase plan	98	321	—	—	—	—	321	—
Warrants exercised	487	2,013	—	—	—	—	2,013	—
Restricted stock issued	34	237	—	—	(237)	—	—	—
Stock option income tax benefit	—	4,960	—	—	—	—	4,960	—
Amortization of deferred compensation	—	—	—	—	250	—	250	—
Comprehensive income:								—
Loss from continuing operations	—	—	—	—	—	(2,250)	(2,250)	(2,250)
Gain from discontinued operations, net of tax of $7	—	—	—	—	—	13	13	13
Unrealized gain on short-term investments	—	—	—	265	—	—	265	265
Cumulative adjustments to foreign currency translation	—	—	—	(88)	—	—	(88)	(88)

Balance at June 30, 2004	44,915	$174,293	$(555)	$(1)	$(1,120)	$23,867	$196,484	$(2,060)

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,237)	$(49,317)	$(5,285)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of goodwill	—	14,723	—
Acquired in-process research and development	—	1,561	—
Loss (gain) from disposal of discontinued operations	—	12,704	(410)
Depreciation and amortization	11,646	11,983	6,665
Deferred income taxes	(6,540)	(12,099)	(2,614)
Loss (gain) on sale of equity investments	—	450	(1,487)
Amortization of deferred stock-based compensation	250	—	—
Stock option income tax benefit	4,960	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,165)	(1,877)	14,026
Inventories	1,165	9,180	6,882
Prepaids and other assets	590	2,591	(846)
Accounts payable	3,126	(1,166)	(277)
Accrued compensation	(2,530)	984	(3,369)
Other accrued liabilities	1,409	(1,388)	(5,286)

Net cash (used for) provided by operating activities	6,674	(11,671)	7,999

Cash flows from investing activities:
Change in restricted cash	3,396	(2,907)	—
Acquisition and related costs, net of cash acquired	—	(2,730)	(151)
Purchases of short-term investments	(19,565)	(305)	(8,998)
Maturities of short-term investments	7,167	141	19,372
Proceeds from sale of equity investments	—	275	2,492
Purchases of plant and equipment, net	(3,897)	(1,571)	(3,517)
Proceeds from escrow on discontinued operations	—	—	683

Net cash (used for) provided by investing activities	(12,899)	(7,097)	9,881

Cash flows from financing activities:
Repayment of long-term obligations	(1,660)	(1,461)	(494)
Proceeds from issuance of common stock	9,902	973	976
Repurchase of common stock	—	(1,202)	(10,830)

Net cash (used for) provided by financing activities	8,242	(1,690)	(10,348)

Effect of exchange rate changes in cash	(88)	221	—

Net increase (decrease) in cash and cash equivalents	1,929	(20,237)	7,532
Cash and cash equivalents at beginning of year	32,284	52,521	44,989

Cash and cash equivalents at end of year	$34,213	$32,284	$52,521

Non-cash investing and financing activities:
Unrealized loss (gain) on securities, net	$265	$(281)	$(1,608)
Deferred taxes on unrealized loss (gain)	—	(63)	(1,056)
Issuance of warrants for Telmax acquisition	—	—	819
Issuance of common stock for Datum and TrueTime acquisitions	—	128,849	—
Cash payments for:
Interest	$585	$629	$661
Income taxes	367	447	603

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

Fiscal Year

Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2004 ended on June 27, 2004. All references to years refer to our fiscal years. Fiscal year 2004, 2003 and 2002 consisted of 52 weeks.

Restricted Cash

Restricted cash, as of June 30, 2003, consisted of a certificate of deposit in conjunction with a letter of credit and funds related to a development bond. Our letter of credit and borrowing arrangement did not require a certificate of deposit as of June 30, 2004. See Note D for further information on development bond.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs and valuation of deferred tax assets. Actual results could differ from those estimates.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
June 30, 2004
Commercial paper	$27,655	$—	$27,655
Less amounts classified as cash equivalents	(15,568)	—	(15,568)
Deferred compensation plan assets	1,445	(134)	1,311

Total short-term investments	$13,532	$(134)	$13,398

June 30, 2003
Commercial paper	$10,069	$—	$10,069
Less amounts classified as cash equivalents	(10,069)	—	(10,069)
Deferred compensation plan assets	1,134	(399)	735

Total short-term investments	$1,134	$(399)	$735

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes mitigate potential credit risks. However, we still have significant credit risks as the current economic environment within the telecommunications sector could threaten the viability of many of our existing customers.

Inventories, Net

Inventories are stated at the lower-of-cost (first-in, first-out) or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand and technological obsolescence. Inventories consist of:

	June 30,
	2004	2003
	(In thousands)
Raw materials	$14,985	$19,414
Work-in-process	9,486	5,523
Finished goods	3,406	4,133

Inventories	$27,877	$29,070

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term, if shorter.

Goodwill and Other Intangible Assets

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. Such allocations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the book value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our annual goodwill impairment test as of June 30, 2004 and 2003 and determined that goodwill was not impaired. During fiscal 2003 we recorded a goodwill impairment charge of $14.7 million associated with the goodwill recorded at the time of acquisitions of Datum and TrueTime. In addition, during fiscal 2003, we recorded a goodwill impairment charge of $11.6 million for goodwill associated with discontinued operations of the Trusted Time Division.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty Reserve

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.4 million as June 30, 2004, of which $2.0 million is expected to be collected in fiscal 2005 and the remainder in subsequent years. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Year ended June 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Net loss, as reported	$(2,237)	$(49,317)	$(5,285)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net loss, net of related tax effects	154	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,130)	(1,244)	(4,167)

Pro forma net loss	$(4,213)	$(50,561)	$(9,452)

Loss per share—basic and diluted
As reported	$(0.05)	$(1.38)	$(0.23)
Pro forma	$(0.10)	$(1.42)	$(0.42)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants, and vested restricted stock using the treasury method, except when antidilutive. The antidilutive common equivalent shares from stock options and warrants were 6,056,132 in fiscal 2004, 7,167,845 in fiscal 2003 and 5,592,388 in fiscal 2002.

	Year ended June 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Loss from continuing operations	$(2,250)	$(34,347)	$(5,695)
Gain (loss) from discontinued operations	13	(14,970)	410

Net loss	$(2,237)	$(49,317)	$(5,285)

Weighted average shares outstanding—basic and diluted	43,691	35,645	22,572
Basic and diluted loss per share	$(0.05)	$(1.38)	$(0.23)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity but are excluded from net income. Symmetricom’s other comprehensive income for fiscal 2004 is comprised of an unrealized gain of $0.3 million, net of taxes, on marketable securities categorized as available-for-sale and a loss on a cumulative adjustment to foreign currency translation of $0.1 million. Symmetricom’s other comprehensive income for fiscal 2003 was comprised of unrealized losses of $0.3 million, net of taxes, on marketable securities categorized as available-for-sale and a cumulative adjustment to foreign currency translation of $0.2 million.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or the EITF, reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, or EITF 00-21. EITF 00-21 concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by us. The adoption did not have a material effect on our operating results or financial condition.

In November 2002, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The adoption did not have a material effect on our operating results or financial condition.

The FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46, or FIN 46R, in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R in the second quarter of fiscal year 2004 did not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. We have not entered into any contracts that would fall within the scope of SFAS No. 149.

In May 2003, the FASB issued Statement SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our operating results or financial position.

In December 2003, the Securities Exchange Commission or the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on our operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The adoption of Issue 03-01 did not have an effect on our operating results or financial condition.

Note B—Acquisitions

During the second quarter of fiscal 2003, we acquired Datum Inc. (“Datum”) and TrueTime, Inc. (“TrueTime”) to add complementary products and increase our customer base, among other reasons. In fiscal 2003, we also acquired certain assets from NetMonitor, Ltd. (“NetMonitor”), a wholly owned subsidiary of Kestrel Solutions, Inc. (“Kestrel”).

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	42,834
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	68,549
Assumed liabilities	(22,904)

Total purchase price	$118,938

In the first two quarters of fiscal 2004, the amounts contained in the purchase price allocation were adjusted when final data on some of the preliminary estimates was received. The changes are reflected in the table above and include a $1.3 million increase in deferred tax assets identified when final tax returns were prepared, a $304,000 increase in the accrued warranty after confirming with the customers the amount of total liabilities for the rework and a $28,000 net increase in the inventory write-off after negotiating with the vendor to finalize the liabilities.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2004, we recognized a $13,000 gain, net of tax, from the operation of Trusted Time Division which was discontinued during fiscal 2003.

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

Note D—Balance Sheet Detail

	Year ended June 30,
	2004	2003
	(In thousands)
Property, plant and equipment, net:
Buildings and improvements	$14,692	$11,323
Austin, Texas site held for sale	1,581	1,581
Machinery and equipment	35,523	40,235
Computer software	7,284	4,967
Leasehold improvements	9,819	9,124

	68,899	67,230
Accumulated depreciation and amortization	(40,963)	(36,008)

	$27,936	$31,222

Building and improvements includes $9,007,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. As of June 30, 2004 and 2003 accumulated amortization for this lease totaled $5,328,000 and $4,567,000, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Machinery and equipment includes $486,000 of costs capitalized under a capital lease. As of June 30, 2004 and 2003 accumulated depreciation for the lease totaled $329,000 and $141,000, respectively.

	Year ended June 30,
	2004	2003
	(In thousands)
Other accrued liabilities:
Income taxes payable	$2,783	$729
Deferred revenue	2,135	2,318
Accrued lease loss	2,275	1,956
Accrued expenses	5,313	5,525

Total	$12,506	$10,528

Long-term obligations:
Capital lease	$6,012	$6,948
Less—current maturities	(1,058)	(936)
Lease loss accrual	898	873
Bond payable	2,545	2,605
Less—current maturities	(70)	(60)
Post-retirement benefits (Note E)	500	559
Deferred revenue	—	68

Total	$8,827	$10,057

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

Note E—Post-Retirement Benefits

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on the expected costs of providing such benefits to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2001, and only existing retired participants and former Datum employees, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following sets forth the Company’s post-retirement program’s status reconciled with amounts reported in the consolidated balance sheet (in thousands):

Accumulated post-retirement benefit obligations as of June 30, 2003	$559
Service cost	—
Interest cost	34
Actuarial gain	25
Benefit payments	(63)

Accumulated post-retirement benefit obligations as of June 30, 2004	$555

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic post-retirement benefit cost includes the following components (in thousands):

Service cost	$—
Interest cost	34

Net periodic post-retirement expense	$34

The Company’s contribution to the plan is fixed for each eligible retiree. Therefore, fluctuations in health care costs have no effect on the Company’s liability. Upon the demise of the eligible retiree, the coverage for the spouse of the retiree is terminated

Note F—Warranties

Changes in our accrued warranty liability during the years are as follows:

	Year ended June 30,
	2004	2003
	(In thousands)
Beginning balance	$4,021	$4,950
Balance for TrueTime at acquisition as of October 4, 2002	—	44
Balance for Datum at acquisition as of October 29, 2002	—	1,703

Total accrued warranty	4,021	6,697
Provision for warranty for the year	2,059	2,053
Adjustment for expired warranties	(23)	(655)
Less: Actual warranty costs	(2,863)	(4,074)

Ending balance	$3,194	$4,021

Note G—Lease Commitments

Starting in 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in March 2007. At June 30, 2004, the minimum future sublease payments to be received were $794,000.

During fiscal 2001, we leased a facility in Aguadilla, Puerto Rico. We have since expanded the existing building and have consolidated most of our manufacturing operations at this facility. The lease on this building expires in 2016. We account for the lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.

During fiscal 2003, we assumed a capital lease and several operating leases from the acquisition of TrueTime. The capital lease is for certain equipment located in a facility in Santa Rosa, California. The lease of the facility is accounted for as an operating lease with an expiration date in December 2015 and the capital lease will expire in April 2005. Another facility in Santa Rosa has been sublet and accounted for as an operating lease. This sublease expires in January 2005. At June 30, 2004 the minimum future sublease payments to be received were $163,000.

During fiscal 2003, we assumed several operating leases from the acquisition of Datum. Two facilities are located in Irvine, California. One is for manufacturing and the other one has been vacant since May 2003. The operating lease for the facility in Hofolding, Germany is also for manufacturing and expires in January 2009.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease loss liabilities were created as a result of discontinuing operations and consolidations. At June 30, 2004 the accrued lease loss liabilities were $3.2 million.

In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1,905,000 in 2004, $1,461,000 in 2003 and $1,716,000 in 2002 respectively. Future minimum lease payments at June 30, 2004 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the years:
2005	$1,518	$4,248
2006	1,412	2,950
2007	1,492	2,815
2008	1,576	2,832
2009	1,325	2,635
Thereafter	—	13,303

Total minimum lease payments	7,323	$28,783

Amount representing interest (weighted average rate of 8.1%)	(1,311)

Present value of minimum lease payments	$6,012

Note H—Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the years ended June 30, 2004 and 2003 are as follows for the different segments of Symmetricom (see Note B):

	Wireline	OEM	Trusted Time	Timing, Test and Measurement	Total
	(In thousands)
Balances as of July 1, 2002	$1,482	$2,222	$—	$—	$3,704
Purchased goodwill	26,693	14,768	11,556	19,758	72,775
Impairment loss	—	(9,745)	—	(4,978)	(14,723)
Impairment loss in discontinued operations	—	—	(11,556)	—	(11,556)

Balances as of June 30, 2003	28,175	7,245	—	14,780	50,200
Adjustments	(258)	(282)	—	(412)	(952)

Balances as of June 30, 2004	$27,917	$6,963	$—	$14,368	$49,248

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 30, 2004 and 2003 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,477	$6,470	$17,007
Customer lists, trademarks, other	3,784	1,663	2,121

Total as of June 30, 2003	$27,261	$8,133	$19,128

Purchased technology	$23,573	$10,424	$13,149
Customer lists, trademarks, other	3,688	2,172	1,516

Total as of June 30, 2004	$27,261	$12,596	$14,665

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2005	$4,409
2006	4,060
2007	2,587
2008	1,328
2009	946
2010	664
2011	448
2012	223

Total amortization	$14,665

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note I—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended June 30,
	2004	2003	2002
	(In thousands)
Current:
Federal	$(1,178)	$1,062	$(607)
State	283	293	(729)
Puerto Rico	288	334	659
Foreign	65	160	13

	(542)	1,849	(664)

Deferred:
Federal	(1,445)	(13,159)	(2,294)
State	(147)	(663)	(264)
Puerto Rico	—	—	(56)
Foreign	11	(180)	—

	(1,581)	(14,002)	(2,614)

Total provision	$(2,123)	$(12,153)	$(3,278)

Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The change in the valuation allowance has no impact on the consolidated statement of operations, as it relates to the tax benefit on stock options. The significant components of deferred income tax provision (benefit) are as follows:

	Year ended June 30,
	2004	2003	2002
	(In thousands)
Tax credit and net operating loss carryforwards	$(6,719)	$(15,437)	$(2,174)
Reserves and accruals	4,020	523	1,653
Unrealized gain (loss) on investment	—	260	(260)
Depreciation and amortization	(1,338)	616	(2,996)
Deferred taxes on Puerto Rico earnings	(263)	(7)	(108)
Change in valuation allowance	2,719	43	1,271

Deferred tax provision—continuing operations	(1,581)	(14,002)	(2,614)
Deferred taxes on other comprehensive income	—	(62)	(1,056)

Deferred tax provision	$(1,581)	$(14,064)	$(3,670)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended June 30,
	2004	2003	2002
Federal statutory income tax (benefit) expense rate	(35.0)%	(35.0)%	(35.0)%
Federal tax benefit of Puerto Rico operations	(28.0)	(2.9)	0.3
Puerto Rico taxes	6.6	0.7	6.7
State income taxes, net of federal benefit	2.9	(0.8)	(7.5)
Goodwill	2.2	12.3	—
Other	2.8	(0.4)	(1.0)

Effective income tax rate	(48.5)%	(26.1)%	(36.5)%

The principal components of deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,588	$17,325
Tax credit carryforwards	11,234	8,778
Reserves and accruals	5,650	9,670
Depreciation and amortization	11,476	8,855

	49,948	44,628
Valuation allowance	(2,822)	(5,063)

Total deferred tax assets	47,126	39,565

Deferred tax liabilities:
Unremitted Puerto Rico earnings	1,741	2,004

	1,741	2,004

Net deferred tax assets	$45,385	$37,561

The increase of net deferred tax assets of $7.8 million during fiscal 2004 includes the deferred tax provision on continuing operations shown above of $1.6 million plus $1.3 million of deferred tax assets related to acquisitions and $4.9 million of deferred tax assets related to the recognition of stock option benefits.

Net deferred tax assets are comprised of the following:

	Year ended June 30,
	2004	2003
	(In thousands)
Current assets	$5,650	$9,670
Non-current assets	40,153	28,310
Non-current liabilities	(418)	(419)

Net deferred tax assets	$45,385	$37,561

At June 30, 2004, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $62.0 million, which will expire in years 2021 through 2024. We had California regular net operating loss carryforwards of approximately $18.7 million, which will expire in years 2013 through 2016.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, we had federal research and development tax credit carryforwards of approximately $5.7 million that will expire in the years 2008 through 2023, and alternative minimum tax credit carryforwards of approximately $3.5 million that have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $2.0 million which have no expiration date.

At June 30, 2004, we reviewed the realizability of deferred tax assets and determined that $4.9 million of the deferred tax assets related to stock option exercises were more likely than not to be realized. Accordingly, the valuation allowance on those deferred tax assets was reversed with a corresponding increase to common stock. We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 30, 2004, the valuation allowance of $2.8 million was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision.

We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico source earnings, subject to wage-based and other limitations, from federal income taxes through fiscal 2006. Taxes have been provided on this subsidiary’s earnings, all of which are intended to be remitted to the U.S. At June 30, 2004, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $28.9 million and $1.7 million, respectively.

Note J—Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. We currently have an accrual of $0.9 million for remediation costs, appraisal fees and other ongoing monitoring costs. This site is currently available for sale.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note K—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note secured by a deed of trust. The entire principal balance is due and payable on March 25, 2008. The note is secured by a deed of trust for the officer’s personal residence. As of June 30, 2004, the entire principal balance was outstanding.

In February 2001, we loaned an officer $555,000 in the form of a full-recourse promissory note. The note accrues interest at an annual rate of 7.75%. Interest payments are made annually and the entire principal balance is due and payable on January 31, 2006. The note is secured by 50,000 shares of Symmetricom common stock that is pledged by the borrower. As of June 30, 2004, the entire principal balance was outstanding.

During fiscal 2004, we paid a total of $9,000 for consulting fees to four directors of Symmetricom in addition to the regular director compensation for attendance at Board and Committee meetings.

Note L—Benefit Plans

401(k) Plan

Symmetricom has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 20 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of Symmetricom common stock. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to 50% of the first 3% of employee deferral. An additional match of 1% of eligible compensation will be made based upon achievement of company profit performance goals. Both employee and employer contributions vest immediately. Symmetricom made matching contribution payments of $0.4 million, $0.1 million and $0.4 million in fiscal 2004, 2003 and 2002, respectively. Symmetricom matched employee contributions at a rate 100%, of up to a maximum of $500, per year in fiscal 2003 and 2002.

Deferred Compensation Plan

Symmetricom has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2004 and 2003.

Note M—Stockholders’ Equity

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan under which employees may be granted non-statutory stock options. Under this plan there will be no awards to the officers or directors of the Company unless it is offered at the initial employment of an officer. This plan has 2.1 million shares reserved for issuance as of June 30, 2004.

Stock option activity for the three years ended June 30, 2004 is as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2001	2,365	3,198	$7.85
Authorized	2,200	—	—
Granted	(2,383)	2,383	6.61
Exercised	—	(46)	4.43
Cancelled	243	(243)	8.14
Expired	(119)	—	—

Balances at June 30, 2002	2,306	5,292	$7.31
Authorized	3,416	—	—
Granted (includes 416,702 shares of restricted stock granted)	(4,230)	3,894	4.74
Exercised	—	(157)	2.91
Cancelled	2,735	(2,735)	9.45
Expired	(469)	—	—

Balances at June 30, 2003	3,758	6,294	$4.90
Granted (includes 34,141 shares of restricted stock granted)	(952)	918	9.44
Exercised	—	(1,805)	4.20
Cancelled	417	(417)	6.17
Expired	(186)	—	—

Balances at June 30, 2004	3,037	4,990	$5.88

The following table summarizes information about stock options outstanding as of June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Average Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$ 2.45 — $ 3.90	500	6.12	$3.12	342	$3.28
$ 3.92 — $ 4.29	388	3.55	4.14	355	4.14
$ 4.33 — $ 4.33	784	7.95	4.33	380	4.33
$ 4.36 — $ 4.75	554	5.47	4.53	393	4.59
$ 4.83 — $ 5.08	619	4.88	4.99	553	4.99
$ 5.09 — $ 5.83	502	4.75	5.66	486	5.68
$ 5.93 — $ 7.93	614	6.50	7.17	425	7.23
$ 7.94 — $ 9.50	220	6.28	8.91	152	9.08
$ 9.75 — $ 9.75	779	9.78	9.75	—	9.75
$10.10 — $14.81	29	6.62	13.12	26	13.44

$ 2.45 — $14.81	4,989	6.47	$5.88	3,112	$5.26

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2004, 2003 and 2002, the number of shares and weighted average exercise price underlying exercisable options were 3,112,002 at $5.26, 4,338,074 at $4.95 and 1,804,271 at $6.15, respectively.

Stock-Based Compensation

Under APB 25, Symmetricom generally recognizes no compensation expense with respect to stock-based awards to employees. As discussed in Note A, we account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method as of the beginning of 1996. The weighted average estimated fair value of options granted was $6.07 in 2004, $0.86 in 2003 and $3.97 in 2002. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2004, 2003 and 2002:

	Stock Option Plans
	2004	2003	2002
Expected life after vesting (in years)	2.3	2.0	1.5
Risk-free interest rate	3.6%	2.9%	4.4%
Volatility	82.2%	82.1%	81.9%

Employee Stock Purchase Plan

Symmetricom had an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of our common stock at 85% of the fair market value at certain specified dates. However, due to an inadequate number of shares of our common stock authorized under this plan, the plan was suspended as of August 1, 2003. The weighted average fair value of those purchase rights granted in 2004 and 2003 was $1.48 and $1.52, respectively. During fiscal 2004 and 2003, 98,650 and 179,571 shares were purchased at an average price of $3.26 and $2.87 per share, respectively.

Under SFAS No. 123, the fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model assuming that no dividends were paid during the period and with the following weighted average assumptions for fiscal 2004, 2003, and 2002:

	Employee Stock Purchase Plan
	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	1.1%	1.2%	2.6%
Volatility	85.5%	82.1%	81.9%

Symmetricom’s pro forma net income and earnings per share data required under SFAS No. 123 is presented in Note A.

Stock Repurchase Program

Our Board of Directors has authorized programs to repurchase Symmetricom’s common stock. We did not repurchase any shares during fiscal 2004. However, we repurchased 321,000 shares and 1,663,000 shares in fiscal 2003 and 2002, respectively. As of June 30, 2004 we have the authorization to repurchase 746,000 shares of common stock.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Option Repurchase

On May 28, 2003, we offered to purchase for cash from our eligible employees all outstanding stock options with exercise prices of $8.00 or greater that were granted under the Symmetricom 1999 Employee Stock Option Plan (the Symmetricom 1999 Plan) or the Datum Inc. 1994 Incentive Stock Plan (the Datum Plan).

Concurrently with this offer, we also offered to our eligible officers to exchange for shares of restricted stock all outstanding options with exercise prices equal to or greater than $8.00 granted under either of the Plans.

At the end of the offer period in June 2003, a total of 1,962,000 options were cancelled, 252,000 shares of restricted stock were issued, and $1.3 million was paid in July 2003 and was recorded as compensation expense during the fourth quarter of fiscal 2003. The shares related to the cancelled options were returned to the pool of shares available for the grant of options.

The options exchanged for restricted stock resulted in a deferred compensation charge of $1.1 million. This deferred charge has been reflected on our consolidated financial statements as of June 30, 2004 and 2003 and is amortized over the five-year vesting period of the restricted stock. However, the achievement of certain financial results during this vesting period may accelerate the vesting of the restricted stock. We did not grant any new options to tendering employees for at least six months and one day after the date that we cancelled options under the offer.

Note N—Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

The Timing, Test and Measurement products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies, for government, power utilities, aerospace, defense, and enterprise markets.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$71,467	$61,494	$57,679
OEM Products	34,617	30,976	8,998
Global Services	8,315	3,852	1,816
Specialty Manufacturing/Other	9,537	4,961	4,150
Timing, Test and Measurement Division	48,911	30,766	—

Total net revenue	172,847	132,049	72,643

Cost of sales:
Telecom Solutions Division:
Wireline Products	37,084	39,392	36,717
OEM Products	25,781	21,773	6,421
Global Services	4,832	794	530
Specialty Manufacturing/Other	8,168	4,166	3,149
Timing, Test and Measurement Division	25,545	17,293	—
Other cost of sales*	9,773	2,300	—

Total cost of sales	111,183	85,718	46,817

Gross profit:
Telecom Solutions Division:
Wireline Products	34,383	22,102	20,962
OEM Products	8,836	9,203	2,577
Global Services	3,483	3,058	1,286
Specialty Manufacturing/Other	1,369	795	1,001
Timing, Test and Measurement Division	23,366	13,473	—
Other cost of sales*	(9,773)	(2,300)	—

Total gross profit	$61,664	$46,331	$25,826

Gross margin:
Telecom Solutions Division:
Wireline Products	48.1%	35.9%	36.3%
OEM Products	25.5%	29.7%	28.6%
Global Services	41.9%	79.4%	70.8%
Specialty Manufacturing/Other	14.4%	16.0%	24.1%
Timing, Test and Measurement Division	47.8%	43.8%	—%
Other cost of sales*	(5.7)%	(1.7)%	—%

Total gross margin	35.7%	35.1%	35.6%

*	Includes amortization of purchased technology, write-off of Telmax royalty and applicable integration and restructuring charges.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our export sales accounted for 32%, 33%, and 35%, of our net revenue in 2004, 2003, and 2002, respectively. The geographical components of sales are as follows:

	Year ended June 30,
	2004	2003	2002
United States	68%	67%	65%
International:
Far East	12%	7%	12%
Europe	14%	15%	9%
Canada	2%	2%	2%
Latin America	3%	7%	10%
Rest of the world	1%	2%	2%

No customer accounted for 10% or more of our net revenue in fiscal 2004 and fiscal 2003. Two customers each accounted for 11% of our net revenue in fiscal 2002.

Note O—Integration and Restructuring Charges

In connection with the acquisitions of Datum and TrueTime in fiscal 2003, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. During fiscal 2004, a majority of our manufacturing operations were consolidated into our facility in Aguadilla, Puerto Rico and we integrated our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have consolidated the Broadband Networking Division, which is now part of our OEM Products segment, into the Telecom Solutions Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

The facilities accruals from the integration plan represent the lease loss accruals for the Toledo Way facility in Irvine, California, the Westwind Boulevard facility in Santa Rosa, California and the Via Del Oro facility in San Jose, California. These accruals are presented net of expected sublease income. The employee terminations were for personnel from manufacturing, engineering, sales, marketing and administration from the Datum and TrueTime sites in Beverly, Massachusetts; Austin, Texas; Santa Rosa, California and Irvine, California.

As of June 30, 2004, all of the accrued severance expenses from the integration plan have been paid out. The balance of the $1.6 million lease loss accrual as of June 30, 2004 will be paid over the next eight years.

During fiscal 2004, we had a restructuring plan to reduce headcount primarily in the Telecom Solution Division and to exit our Parker facility in Irvine, California; the Lindbergh Avenue facility in Livermore, California and the Brighton facility in United Kingdom. The balances of $448,000 lease loss accrual and $15,000 severance accrual as of June 30, 2004 will be substantially paid out in fiscal 2005.

We recorded integration and restructuring charges of $8.2 million in acquisition-related costs and other restructuring expense during fiscal 2004, $5.9 million of which was recorded as cost of sales, while the remaining $2.3 million was recorded as operating expense. Of the $5.9 million expense, $2.6 million was severance expense for personnel located in the Parker facility, $1.1 million was for lease loss of Parker facility, $1.1 million was severance expense for reduction in force of the Telecom Solution Division, $1.2 million for the lease loss of Westwind Boulevard facility in Santa Rosa, California and offset in part by a $0.9 million reduction from the recovery of sales of obsolete inventory previously written off with the remaining $0.8 million expenses for merger related activities and the relocation of the Irvine, California operations to Beverly, Massachusetts and Aguadilla, Puerto Rico. Of the $2.3 million expenses recorded as operating expenses, $1.6 million is related to

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our facility restructuring in Irvine, California and $0.7 million was for land remediation accruals related to a former Datum facility located in Austin, Texas.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 30, 2004 and 2003. The adjustments are for reclassifications of facility and benefit accruals:

	Accruals Established as of October 2002	Additions	Adjustments	Payments	Balance at June 30, 2003
	(in thousands)
Facilities (October 2002 to June 2003)	$510	$—	$1,790	$(135)	$2,165
Severance and benefits (October 2002 to June 2003)	4,529	—	(961)	(2,682)	886

Total	$5,039	$—	$829	$(2,817)	$3,051

	Balance at June 30, 2003	Additions	Adjustments	Payments	Balance at June 30, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$361	$(1,208)	$1,624
Severance and benefits (October 2002 to June 2003)	886	—	38	(924)	—
Facilities (fiscal 2004)	—	950	—	(502)	448
Severance and benefits (fiscal 2004)	—	1,835	—	(1,820)	15

Total	$3,051	$3,091	$399	$(4,454)	$2,087

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls	and Procedures

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

Item 9B. Other	Information

None.

PART III

Item 10. Directors	and Executive Officers of the Registrant

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Shareholders to be held on October 28, 2004 (the “Proxy Statement”).

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

(d) Code of Ethics

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.symmetricom.com.

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

(a)    Financial Statements and Financial Statement Schedule

1.    Financial Statement.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2. Financial Statement Schedule.    The following financial statement schedule of Symmetricom for the years ended June 30, 2004, 2003, and 2002, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements. Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)    Reports on Form 8-K

During the quarter ended June 30, 2004, the Registrant filed the following report on Form 8-K:

Date Filed	Date of Report	Item Number	Financial Statements Required
April 29, 2004	April 29, 2004	7(c). Exhibits 12. Results of Operations and Financial Condition	None

(c)    Exhibits

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).
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
The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

3.1(ii)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

4.2	Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).

10.2#	1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.5#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.7	Form of Indemnification Agreement (incorporated by reference from exhibit 10.6 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

10.8#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.9#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.10#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

Exhibit No.	Description of Exhibits

10.11#	Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.14#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.15#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.16#	Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#	Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.18#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.19#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.20#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.21	Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.22	Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.23	Amendment to the Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.24	Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.25	Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).

Exhibit No.	Description of Exhibits

10.27#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).

10.28#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.29#	Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.31	Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.32	First Amendment to Lease, dated March 15, 1995, between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.33	Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.34	Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.35	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.36#	Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.37#	Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.38#	Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.39	Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.40	Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

Exhibit No.	Description of Exhibits

10.41	Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.42	Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.43	Credit Agreement dated May 1, 2004, between the Company and Wells Fargo Bank, National Association

10.44	Revolving Line of Credit Note dated May 1, 2004, between the Company and Wells Fargo Bank, National Association

14	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 76 of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

(d) Financial Statement Schedule

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions (1)	Balance at End of Year
Year ended June 30, 2004:
Accrued warranty expense	$4,021	$2,059		$2,886	$3,194
Allowance for doubtful accounts	$974	$26		$237	$763
Allowance for excess and obsolete inventory	$6,532	$909		$1,824	$5,617

Year ended June 30, 2003:
Accrued warranty expense	$4,950	$3,800	(2)	$4,729	$4,021
Allowance for doubtful accounts	$789	$346		$161	$974
Allowance for excess and obsolete inventory	$4,718	$3,926		$2,112	$6,532

Year ended June 30, 2002:
Accrued warranty expense	$5,528	$793		$1,371	$4,950
Allowance for doubtful accounts	$994	$50		$255	$789
Allowance for excess and obsolete inventory	$4,339	$2,731		$2,352	$4,718

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.
(2)	Amount includes balances from Datum and TrueTime at acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 8, 2004	By:	/s/ THOMAS W. STEIPP
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

Signatures	Title	Date

/s/ THOMAS W. STEIPP Thomas W. Steipp	Chief Executive Officer (Principal Executive Officer) and Director	September 8, 2004

/s/ WILLIAM SLATER William Slater	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 8, 2004

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Interim Chairman of the Board	September 8, 2004

/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 8, 2004

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 8, 2004

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 8, 2004

/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 8, 2004

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 8, 2004

EXHIBIT INDEX

Exhibit No.		Description of Exhibits

2.1		Agreement and Plan of Merger, dated May 22, 2002, among the Registrant, Datum Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).
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
The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

3.1(i	)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).

3.1(ii	)	Bylaws of the Registrant (incorporated by reference from exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 9, 2002).

4.1		Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

4.2		Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed November 13, 2001).

10.1#		1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).

10.2#		1999 Director Stock Option Plan, as amended through October 23, 2001 and forms of agreements thereunder (incorporated by reference from exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

1

Exhibit No.	Description of Exhibits

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.5#	2002 Employee Stock Plan (incorporated by reference from exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.7	Form of Indemnification Agreement (incorporated by reference from exhibit 10.6 to the Registrant’s annual report on Form 10-K filed August 30, 2002).

10.8#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.9#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.10#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

10.11#	Promissory Note issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.12#	Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.13#	Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed February 4, 1999).

10.14#	Full Recourse Promissory Note of Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.15#	Security Agreement by Thomas Steipp dated February 1, 2001 (incorporated by reference from exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).

10.16#	Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.18 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.17#	Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.18#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

10.19#	Change of Control Agreement with Frederick B. Stroupe dated February 8, 2002 (incorporated by reference from exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).

2

Exhibit No.	Description of Exhibits

10.20#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.21	Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.22	Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.23	Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.24	Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.25	Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).

10.27#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).

10.28#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.29#	Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.31	Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.32	First Amendment to Lease, dated March 15, 1995, between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.33	Industrial Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.34 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.34	Amendment to Lease dated May 11, 1995 between the Irvine Company and Datum Inc. (incorporated by reference from Exhibit 10.32 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

3

Exhibit No.	Description of Exhibits

10.35	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

10.36#	Non-Qualified Stock Option Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.43 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.37#	Restricted Stock Grant Agreement dated April 6, 1998, between Datum Inc. and Erik H. van der Kaay (incorporated by reference from Exhibit 10.44 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1998).

10.38#	Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.39	Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.40	Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.41	Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.42	Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.43	Credit Agreement dated May 1, 2004, between the Company and Wells Fargo Bank, National Association

10.44	Revolving Line of Credit Note dated May 1, 2004, between the Company and Wells Fargo Bank, National Association

14	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 76 of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

(d)    Financial Statement Schedule

See Item 15(a)(2) above.

4