Form 10-Q
period 2004-09-30
SYMMETRICOM INC
filed 2004-11-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2004
Common Stock	45,308,796

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$37,403	$34,213
Short-term investments	17,820	13,398

Cash and investments	55,223	47,611
Accounts receivable, net of allowance for doubtful accounts of $716 as of September 2004 and $763 as of June 2004	26,501	28,941
Inventories	27,676	27,877
Prepaids and other current assets	3,609	4,070
Deferred taxes, current	5,650	5,650

Total current assets	118,659	114,149
Property, plant and equipment, net	26,753	27,936
Goodwill, net	49,248	49,248
Other intangible assets, net	13,520	14,665
Deferred taxes, non-current	39,209	40,154
Other assets	883	938
Note receivable from employee	500	500

Total assets	$248,772	$247,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,869	$15,372
Accrued compensation	8,183	9,661
Accrued warranty	3,585	3,194
Other accrued liabilities	13,533	12,506
Current maturities of long-term obligations	1,115	1,128

Total current liabilities	37,285	41,861
Long-term obligations	8,287	8,827
Deferred income taxes	438	418

Total liabilities	46,010	51,106

Stockholders’ equity:
Preferred stock, $ 0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $ 0.0001 par value; 70,000 shares authorized, 45,792 shares issued and 45,232 shares outstanding as of September 2004; 45,475 shares issued and 44,915 outstanding as of June 2004	175,785	174,293
Stockholder note receivable	(555)	(555)
Accumulated other comprehensive loss	(19)	(1)
Deferred stock-based compensation	(801)	(1,120)
Retained earnings	28,352	23,867

Total stockholders’ equity	202,762	196,484

Total liabilities and stockholders’ equity	$248,772	$247,590

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net revenue	$51,958	$38,478
Cost of product and services	27,649	23,233
Amortization of purchased technology	991	987
Integration and restructuring charges	—	442

Gross profit	23,318	13,816
Operating expenses:
Research and development	4,129	4,759
Selling, general and administrative	13,179	11,477
Amortization of intangibles	167	193
Integration and restructuring charges	—	328

Operating earnings (loss) from operations	5,843	(2,941)
Interest income	145	74
Interest expense	(134)	(151)

Earnings (loss) before income taxes	5,854	(3,018)
Income tax provision (benefit)	1,369	(762)

Net earnings (loss) from continuing operations	4,485	(2,256)
Loss from discontinued operations, net of tax	—	(34)

Net earnings (loss)	$4,485	$(2,290)

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.10	$(0.05)
Loss from discontinued operations	—	—

Net earnings (loss)	$0.10	$(0.05)

Weighted average shares outstanding—basic	44,773	42,515

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.10	$(0.05)
Loss from discontinued operations	—	—

Net earnings (loss)	$0.10	$(0.05)

Weighted average shares outstanding—diluted	46,186	42,515

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$4,485	$(2,290)
Adjustments to reconcile net earnings(loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,849	3,009
Deferred income taxes	965	(810)
Amortization of deferred stock-based compensation	319	56
Changes in assets and liabilities:
Accounts receivable	2,440	123
Inventories	201	1,013
Prepaids and other current assets	516	(562)
Accounts payable	(4,503)	(1,672)
Accrued compensation	(1,478)	(5,348)
Accrued warranty	391	29
Other accrued liabilities	487	(130)

Net cash provided by (used for) operating activities	6,672	(6,582)

Cash flows from investing activities:
Change in restricted cash	—	396
Purchases of short-term investments	(4,422)	(9,173)
Maturities of short-term investments	3	1,447
Purchases of property, plant and equipment, net	(521)	(1,033)

Net cash used for investing activities	(4,940)	(8,363)

Cash flows from financing activities:
Repayment of long-term obligations	(13)	(404)
Proceeds from issuance of common stock	1,492	3,778

Net cash provided by financing activities	1,479	3,374

Effect of exchange rate changes on cash and cash equivalents	(21)	102

Net increase (decrease) in cash and cash equivalents	3,190	(11,469)
Cash and cash equivalents at beginning of period	34,213	32,284

Cash and cash equivalents at end of period	$37,403	$20,815

Non-cash investing and financing activities:
Unrealized gain on securities, net	$3	$107
Cash payments for:
Interest	$135	$151
Income taxes	14	45

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2005.

The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarter, covered by this report ended on October 3, 2004.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued for the account of the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.8 million as of September 30, 2004, of which $1.4 million is expected to be collected by the end of fiscal 2005 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
	(in thousands, except for earnings (loss) per share)
Net earnings (loss), as reported	$4,485	$(2,290)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings (loss), net of related tax effects	197	35
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,528)	(493)

Pro forma	$3,154	$(2,748)

Earnings (loss) per share—basic and diluted:
As reported	$0.10	$(0.05)
Pro forma	$0.07	$(0.06)

The weighted average estimated fair value of options granted was $4.87 per share in the first quarter of fiscal 2005 and $3.38 per share in the corresponding quarter of fiscal 2004. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the first quarter of fiscal 2005 and 2004, respectively: expected volatility of 81.1% and 84.7%, risk-free interest rate of 3.2% and 2.6% and expected life after vesting of 2.4 years and 1.7 years.

Note 3. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three months ended September 30, 2004, we did not recognize any gain or loss from the discontinued operation.

Note 4. Integration and restructuring charges

In connection with the acquisitions of Datum and TrueTime in fiscal 2003, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. During fiscal 2004, a majority of our manufacturing operations were consolidated into our facility in Aguadilla, Puerto Rico and we integrated our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have consolidated the Broadband Networking Division, which is now part of our Wireless /OEM Products segment, into the Telecom Solutions Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

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

As of September 30, 2004, all of the accrued severance expenses from the integration plan have been paid out. The balance of the $1.4 million lease loss accrual as of September 30, 2004 will be paid over the next seven years.

During fiscal 2004, we had a restructuring plan to reduce headcount primarily in the Telecom Solution Division and to exit our Parker facility in Irvine, California; the Lindbergh Avenue facility in Livermore, California and the Brighton facility in the United Kingdom. The balance of $293,000 lease loss accrual and $15,000 severance accrual as of September 30, 2004 will be substantially paid out by the end of fiscal 2005.

During the first quarter of fiscal 2005, we did not have any integration and restructuring charges. During the corresponding quarter of fiscal 2004, we recorded integration and restructuring charges of $0.8 million in acquisition-related costs, $0.5 million of which was recorded as cost of sales and the remaining $0.3 million as operating expenses. These include merger related costs incurred for employee travel, consulting services, legal fees and moving expense related to the relocation of the Irvine, California operation to Beverly, Massachusetts and Aguadilla, Puerto Rico.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the three-month period ended September 30, 2004 and year ended June 30, 2004. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at June 30, 2003	Additions	Adjustments	Payments	Balance at June 30, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$361	$(1,208)	$1,624
Severance and benefits (October 2002 to June 2003)	886	—	38	(924)	—
Facilities (fiscal 2004)	—	950	—	(502)	448
Severance and benefits (fiscal 2004)	—	1,835	—	(1,820)	15

Total	$3,051	$3,091	$399	$(4,454)	$2,087

	Balance at June 30, 2004	Additions	Adjustments	Payments	Balance at September 30, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$—	$(257)	$1,367
Facilities (fiscal 2004)	448	—	—	(155)	293
Severance and benefits (fiscal 2004)	15	—	—	—	15

Total	$2,087	$—	$—	$(412)	$1,675

Note 5. New Accounting Pronouncements

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

Note 6. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. For the three months ended September 30, 2004, the weighted average numbers of common shares outstanding and unvested restricted common stock were 45,055,317 and 282,428 shares, respectively. For the corresponding period ended September 30, 2003, the weighted average numbers of common shares outstanding and unvested shares of restricted common stock were 42,767,274 and 252,428 shares, respectively.

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive. During the three-month period ended September 30, 2004, diluted net earnings per share included 1,413,274 weighted dilutive common equivalent shares outstanding and excluded 1,222,957 weighted anti-dilutive common equivalent shares outstanding. During the three-month period ended September 30, 2003, diluted net loss per share excluded 6,463,568 weighted common equivalent shares outstanding, as their effect was anti-dilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Net earnings (loss) from continuing operations	$4,485	$(2,256)
Loss from discontinued operations	—	(34)

Net earnings (loss)	$4,485	$(2,290)

Weighted average shares outstanding—basic	44,773	42,515
Dilutive stock options	1,413	—

Weighted average shares outstanding—diluted	46,186	42,515

Basic earnings (loss) per share from continuing operations	$0.10	$(0.05)
Basic loss per share from discontinued operations	—	—

Basic net earnings (loss) per share	$0.10	$(0.05)

Diluted earnings (loss) per share from continuing operations	$0.10	$(0.05)
Diluted loss per share from discontinued operations	—	—

Diluted net earnings (loss) per share	$0.10	$(0.05)

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	September 30, 2004	June 30, 2004
	(in thousands)
Raw materials	$16,065	$14,985
Work-in-process	8,833	9,486
Finished goods	2,778	3,406

Total	$27,676	$27,877

Note 8. Goodwill and Other Intangible Assets

There are no changes in the carrying value of goodwill for the three months ended September 30, 2004. Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of September 30, 2004 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,565	$11,415	$12,150
Customer lists, trademarks, other	3,629	2,259	1,370

Total	$27,194	$13,674	$13,520

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2005 (remaining nine months)	$3,304
2006	4,060
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	225

Total amortization	$13,520

Note 9. Comprehensive Income (Loss)

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

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net earnings (loss)	$4,485	$(2,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	102
Unrealized gain on investments, net of taxes	3	107

Other comprehensive income (loss)	(18)	209

Total comprehensive income (loss)	$4,467	$(2,081)

Note 10. Stock Repurchase Program

During the first quarter of fiscal 2002, the Board of Directors approved the repurchase of our common stock. During the three months ended September 30, 2004, we did not repurchase any shares. As of September 30, 2004, we have the authorization to repurchase an additional 0.7 million shares of common stock.

Note 11. Long-term Obligations

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

Long-term obligations consist of:

	September 30, 2004	June 30, 2004
	(in thousands)
Capital leases	$5,751	$6,012
Less—current maturities	(1,045)	(1,058)
Lease loss accrual	612	898
Bond payable	2,545	2,545
Less—current maturities	(70)	(70)
Post-retirement benefits	494	500

Total	$8,287	$8,827

Note 12. Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. We currently have an accrual of $0.8 million for remediation costs, appraisal fees and other ongoing monitoring costs. This site is currently available for sale.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 13. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our Wireless/OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Also included in our Wireless/OEM segment are Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in Wireless/OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

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

	Three Months Ended September 30,
	2004	2003
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$23,141	$17,347
Wireless/OEM Products	9,448	7,021
Global Services	2,354	2,075
Specialty Manufacturing/Other	3,210	1,088
Timing, Test and Measurement Division	13,805	10,947

Total net revenue	51,958	38,478

Cost of sales:
Telecom Solutions Division:
Wireline Products	10,641	10,131
Wireless/OEM Products	6,543	5,430
Global Services	1,235	1,122
Specialty Manufacturing/Other	2,661	867
Timing, Test and Measurement Division	6,569	5,683
Other cost of sales*	991	1,429

Total cost of sales	28,640	24,662

Gross profit:
Telecom Solutions Division:
Wireline Products	12,500	7,216
Wireless/OEM Products	2,905	1,591
Global Services	1,119	953
Specialty Manufacturing/Other	549	221
Timing, Test and Measurement Division	7,236	5,264
Other cost of sales*	(991)	(1,429)

Total gross profit	$23,318	$13,816

Gross margin:
Telecom Solutions Division:
Wireline Products	54.0%	41.6%
Wireless/OEM Products	30.7%	22.7%
Global Services	47.5%	45.9%
Specialty Manufacturing/Other	17.1%	20.3%
Timing, Test and Measurement Division	52.4%	48.1%
Other cost of sales*	(1.9)%	(3.7)%
Total gross margin	44.9%	35.9%

*	Includes amortization of purchased technology and applicable integration and restructuring charges.

Note 14. Warranties

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

Changes in our accrued warranty liability during the three-month periods are as follows:

	Three Months Ended September 30,
	2004	2003
Total accrued warranty	$3,194	$4,021
Provision for warranty for the period	777	548
Less: Actual warranty costs for the period	(386)	(519)

Balance at the end of the period	$3,585	$4,050

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

Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division. The Trusted Time Division was acquired as part of the acquisition of Datum Inc. in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations.

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

Valuation of Inventory

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual assessment date is June 30. Intangible assets include goodwill, purchased technology, trademarks, and other. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to intangible assets would decrease during the remainder of the fiscal year. Based on these evaluations, no impairment losses were recorded during the first quarter of fiscal 2005 and the corresponding quarter in fiscal 2004.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to our operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires at the end of fiscal year 2006. The change in tax law may affect our future tax rate.

The carrying value of our net deferred tax assets, which are made up primarily of tax deductions and net operating loss carryforwards, assumes we will be able to generate sufficient future income to fully realize these deferred tax assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits is related to stock options and has a valuation allowance because of uncertainty regarding realization. If these tax credits are realized, the benefit will be credited to common stock.

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Net revenue	100.0%	100.0%
Cost of products and services	53.2%	60.4%
Amortization of purchased technology	1.9%	2.6%
Integration and restructuring charges	—%	1.1%
Gross profit	44.9%	35.9%
Operating expenses:
Research and development	7.9%	12.4%
Selling, general and administrative	25.4%	29.8%
Amortization of intangibles	0.3%	0.5%
Integration and restructuring charges	—%	0.9%
Operating earnings (loss)	11.2%	(7.6)%
Interest income	0.3%	0.2%
Interest expense	(0.3)%	(0.4)%
Earnings (loss) before income taxes	11.3%	(7.8)%
Income tax provision (benefit)	2.6%	(2.0)%
Net earnings (loss) from continuing operations	8.6%	(5.9)%
Loss from discontinued operations, net of tax	—%	(0.1)%
Net earnings (loss)	8.6%	(6.0)%

Net Revenue:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Net Revenue (in thousands)	$51,958	$38,478	35.0%

Net revenue consists of sales of product, software licenses and services. In the first quarter of fiscal 2005, net revenue increased by $13.5 million from $38.5 million in the corresponding quarter of fiscal 2004 to $52.0 million. The increase in net revenue was attributable to a $10.6 million increase in the Telecom Solutions Division primarily from the Wireline Products and a $2.9 million increase in the Timing, Test and Measurement Division primarily due to increased sales of instrumentation products.

Of the $52.0 million in net revenue for the first quarter of fiscal 2005, $38.2 million was from our Telecom Solutions Division, which was made up of $23.1 million from our wireline products, $9.4 million from our Wireless/OEM products, $2.4 million from global services and $3.2 million from Specialty Manufacturing, and the remaining revenue of $13.8 million was from the Timing, Test and Measurement Division. For the corresponding quarter of fiscal 2004, $27.5 million was from the Telecom Solutions Division, which was made up of $17.3 million from our wireline products, $7.0 million from our Wireless/OEM products, $2.1 million from global services, $1.1 million from Specialty Manufacturing, and the remaining revenue of $10.9 million was from the Timing, Test and Measurement Division.

Gross Profit:

Gross profit as a percentage of net revenue was 44.9% in the first quarter of fiscal 2005 compared to 35.9% in the corresponding quarter of fiscal 2004. Of the 9.0% increase in gross profit, 7.2% was attributable primarily to the cost improvements as a result of the completion of the acquisitions and related synergies, impact of higher sales volume on manufacturing costs and selling price increases on older products effective in the fourth quarter of fiscal 2004.

Operating Expenses:

Research and development:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Research and development expense (in thousands)	$4,129	$4,759	(13.2)%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $4.1 million during the first quarter of fiscal 2005 compared to $4.8 million for the corresponding quarter of fiscal 2004. The overall decrease in the research and development expense was primarily due to the reduction in force after the acquisition of TrueTime and Datum.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Selling, general and administrative, including amortization of intangible assets (in thousands)	$13,346	$11,670	14.4%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased 14.4% to $13.3 million for the first quarter of fiscal 2005 compared to $11.7 million for the corresponding quarter of fiscal 2004. The increase in selling, general and administrative expenses was attributable primarily to salary increases effective July 2004, recruiting fees and salary expenses for three newly-hired senior sales and marketing executives and compensation expense for anticipated accelerated vesting of restricted stock to employees.

Integration and restructuring charges:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Integration and restructuring charges (in thousands)	$—	$328	(100.0)%

During the first quarter of fiscal 2005, we did not record any integration and restructuring charges. During the corresponding quarter of fiscal 2004, we recorded integration and restructuring charges of $0.3 million primarily for product-line consolidation after the acquisition of TrueTime and Datum.

Interest Income:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Interest Income (in thousands)	$145	$74	95.9%

Interest income increased to $145,000 during the first quarter of fiscal 2005 compared to $74,000 during the corresponding quarter of fiscal 2004 due to a higher cash investments balance and higher average interest rates.

Interest Expense:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Interest Expense (in thousands)	$(134)	$(151)	(11.3)%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly consistent at $0.1 million and at $0.2 million in the first quarter of fiscal 2005 and fiscal 2004.

Income Taxes:

	Three Months Ended September 30,		Percentage Change
	2004	2003
Income Tax Provision (Benefit) (in thousands)	$1,369	$(762)	279.7%

Our income tax provision from continuing operations was $1.4 million in the first quarter of fiscal 2005, compared to a tax benefit of $0.8 million in the corresponding quarter of fiscal 2004. Our effective tax rate (our income tax benefit as a percentage of our pre-tax loss) for the first three months of fiscal 2005 was 23.4% compared to an annual rate of 48.5% for fiscal 2004. Our fiscal 2005 effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, because most of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of fiscal 2006.

As a result of the factors discussed above, we had net earnings of $4.5 million, or $0.10 per share, in the first quarter of fiscal 2005 compared to a net loss of $2.3 million, or $0.05 per share, during the corresponding quarter of fiscal 2004.

Key Operating Metrics:

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare as of the end of the first quarter of fiscal 2005 with the end of the fiscal 2004, are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $39.6 million as of September 30, 2004, compared to $41.8 million as of June 30, 2004. Our backlog which is shippable within the next six months was $27.5 million as of September 30, 2004, compared to $27.9 million as of June 30, 2004.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of September 30, 2004, we have approximately $3.1 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $3.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2004. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of September 30, 2004 consisted of 754 regular employees and 130 temporary employees, compared to 754 regular employees and 125 temporary employees as of June 30, 2004.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.8 million as of September 30, 2004, compared to $0.6 million as of June 30, 2004. Deferred revenue for maintenance contracts as of September 30, 2004 and June 30, 2004 remained consistent at $0.8 million. Deferred revenue for distributor return allowances was $0.6 million as of September 30, 2004, compared to $0.7 million as of June 30, 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had a combined balance of cash and cash equivalents and short-term investments of $55.2 million, an increase of $7.6 million from June 30, 2004. Our total capital commitments outstanding as of September 30, 2004 were $0.8 million. Days sales outstanding in accounts receivable was 50 days as of September 30, 2004, a decrease from 53 days at June 30, 2004. This decrease is attributable to a higher rate of cash collections during the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures for the next twelve months.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. The line of credit will expire on March 1, 2005. No withdrawals were made as of September 30, 2004.

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

As part of the merger with TrueTime, we assumed a warrant to purchase common stock of TrueTime that was held by C.E. Unterberg, Towbin to purchase 87,394 shares of our common stock at an exercise price of $12.59 per share. This warrant expires on December 22, 2004; and as of September 30, 2004 had not been exercised.

Recent Accounting Pronouncements

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

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	restructuring and integration related charges;

•	goodwill impairment charges related to our recent acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers, including those in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	reduced rates of growth of telecommunications services;

•	the need for synchronization at the edge of the network;

•	customers may delay upgrading their old equipment with our new products;

•	international customers may delay purchasing products for increased voice, data and video traffic;

•	customers in the wireless market may delay adding new base stations which require our products; and

•	customers may experience labor strikes which could result in reduced sales volume.

•	customers in the wireless market may switch from buying Rubidium based product which is internally manufactured to Quartz based product which is purchased and sold at a lower price point. This may result in lower revenue and gross margins.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had net earnings of $4.5 million for the first quarter of fiscal 2005. We also had net earnings for both the third and fourth quarters of fiscal 2004, however, we cannot assure you that we will be able to maintain operating profitability. If we are unable to maintain operating profitability or if we incur future losses and negative cash flow, our stock price may decline.

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $4.5 million for the first quarter of fiscal 2005, we had net losses for the three preceding fiscal years. Continued losses may create uncertainty about the recoverability of our $44.4 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter, and forecasts for the remainder of the fiscal year and future years, to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

We purchase certain key components of our synchronization and timing equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the first quarter of fiscal 2005 or fiscal 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

If we are unable to develop new products, or we are delayed in production startup, our sales could decline

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

We believe that the need for synchronization is moving further out from the core of the network (where our products are currently used) to the “edge of the network”. If this occurs, the product needed to meet the synchronization at the edge of the network will probably be commodity products sold at lower price point, with fewer features and may be sold through OEM markets. This would mean that unit volume might increase; gross margins may be lower and more competitive pressure.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

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

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., MicroTel International Inc. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our broadband access segment include Adtran, Inc., Cisco Systems, Inc., Efficient Networks, Inc. and Thomson Multimedia S.A. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products for use in military applications, could enter commercial markets and compete directly with us. Competitors in our timing, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

•	the cost-effectiveness, quality, price, service and market acceptance of our products;

•	our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•	the average selling prices received for our products;

•	our ability to keep pace with changing technology and customer requirements;

•	our continued improvement of existing products;

•	the timely development or acquisition of new or enhanced products;

•	the timing of new product introductions by our competitors or us;

•	changes in worldwide market and economic conditions; and

•	customers may perceive new products as deficient if there is miscommunication about product specifications.

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

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

There are currently several international environmental protection requirements that will become mandatory in the next few year, including the following:

•	European WEEE directive (waste electrical and electronic equipment) lays out rules for equipment end of life, i.e. reuse, recycling and disposal;

•	European RoHS (restriction of hazardous substances) specifies substances we have to avoid or restrict;

•	Japanese lead-free initiative; and

•	Customers are compiling their own list of various substances they would like to restrict.

In order to comply with these requirements we will have to redesign products, change components, develop and implement manufacturing plans, and plan how to handle equipment disposal. Our customers and we are subject to various governmental regulations including the requirements of the use lead-free solder in all products, compliance with which may cause us to incur significant expenses. If we fail to maintain satisfactory compliance with these regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 36% of net revenue during the first quarter of fiscal 2005 compared to 31% of net revenue during the corresponding quarter of fiscal 2004. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our results of operations could be materially affected.

We may be required to record additional goodwill impairment charges in future quarters

As of September 30, 2004, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. We performed our annual goodwill impairment test as of September 30, 2004 and determined that goodwill was not impaired. In fiscal 2004, we recorded a $14.7 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of fiscal 2003, we recorded an additional $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of June 30, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2005. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 30, 2004, we had short-term investments of $17.8 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at September 30, 2004, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.9 million with the United Kingdom and $0.4 with Germany at September 30, 2004, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. We currently have an accrual of $0.8 million for remediation costs, appraisal fees and other ongoing monitoring costs. This site is currently available for sale.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1	Amendment to the 1999 Director Stock Option Plan.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE: November 8, 2004	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 8, 2004	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits
10.1	Amendment to the 1999 Director Stock Option Plan.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.