Form 10-Q
period 2004-12-31
SYMMETRICOM INC
filed 2005-02-07
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2005
Common Stock	46,102,093

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,843	$34,213
Short-term investments	12,197	13,398

Cash and investments	66,040	47,611
Accounts receivable, net of allowance for doubtful accounts of $914 as of December 2004 and $763 as of June 2004	26,760	28,941
Inventories	24,880	27,877
Prepaids and other current assets	3,977	4,070
Deferred taxes, current	5,650	5,650

Total current assets	127,307	114,149
Property, plant and equipment, net	25,462	27,936
Goodwill, net	49,248	49,248
Other intangible assets, net	12,427	14,665
Deferred taxes, non-current	38,942	40,154
Other assets	848	938
Note receivable from employee	500	500

Total assets	$254,734	$247,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,750	$15,372
Accrued compensation	7,599	9,661
Accrued warranty	3,769	3,194
Other accrued liabilities	12,731	12,506
Current maturities of long-term obligations	1,101	1,128

Total current liabilities	33,950	41,861
Long-term obligations	7,936	8,827
Deferred income taxes	870	418

Total liabilities	42,756	51,106

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 46,363 shares issued and 45,981 shares outstanding as of December 2004; 45,475 shares issued and 44,915 outstanding as of June 2004	179,297	174,293
Stockholder note receivable	—	(555)
Accumulated other comprehensive gain (loss)	75	(1)
Deferred stock-based compensation	(492)	(1,120)
Retained earnings	33,098	23,867

Total stockholders’ equity	211,978	196,484

Total liabilities and stockholders’ equity	$254,734	$247,590

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue	$47,964	$40,953	$99,922	$79,431
Cost of product and services	24,115	24,174	51,764	47,407
Amortization of purchased technology	970	975	1,961	1,962
Integration and restructuring charges	—	5,199	—	5,641

Gross profit	22,879	10,605	46,197	24,421
Operating expenses:
Research and development	3,804	4,043	7,933	8,802
Selling, general and administrative	12,559	10,670	25,738	22,147
Amortization of intangibles	142	208	309	401
Integration and restructuring charges	—	1,562	—	1,890

Operating earnings (loss)	6,374	(5,878)	12,217	(8,819)
Interest income	222	91	367	165
Interest expense	(131)	(154)	(265)	(305)

Earnings (loss) before income taxes	6,465	(5,941)	12,319	(8,959)
Income tax provision (benefit)	1,882	(2,074)	3,251	(2,836)

Net earnings (loss) from continuing operations	4,583	(3,867)	9,068	(6,123)
Gain (loss) from discontinued operations, net of tax	162	18	162	(16)

Net earnings (loss)	$4,745	$(3,849)	$9,230	$(6,139)

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.10	$(0.09)	$0.20	$(0.14)
Gain (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$0.10	$(0.09)	$0.20	$(0.14)

Weighted average shares outstanding—basic	45,344	43,416	45,059	42,965

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.10	$(0.09)	$0.20	$(0.14)
Gain (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$0.10	$(0.09)	$0.20	$(0.14)

Weighted average shares outstanding—diluted	46,815	43,416	46,500	42,965

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$9,068	$(6,123)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Gain (loss) from discontinued operations	162	(16)
Depreciation and amortization	5,494	5,953
Deferred income taxes	1,664	(2,939)
Amortization of deferred stock-based compensation	628	113
Changes in assets and liabilities:
Accounts receivable	2,182	(980)
Inventories	2,996	(803)
Prepaids and other current assets	183	(1,778)
Accounts payable	(6,622)	(1,009)
Accrued compensation	(2,062)	(3,321)
Accrued warranty	575	120
Other accrued liabilities	(631)	689

Net cash provided by (used for) operating activities	13,637	(10,094)

Cash flows from investing activities:
Change in restricted cash	—	396
Purchases of short-term investments	(4,684)	(12,394)
Maturities of short-term investments	5,869	2,501
Purchases of property, plant and equipment, net	(782)	(2,123)

Net cash provided (used for) investing activities	403	(11,620)

Cash flows from financing activities:
Loan repayment	555	—
Repayment of long-term obligations	(62)	(824)
Repurchase of common stock	(592)	—
Proceeds from issuance of common stock	5,596	5,266

Net cash provided by financing activities	5,497	4,442

Effect of exchange rate changes on cash and cash equivalents	93	148

Net increase (decrease) in cash and cash equivalents	19,630	(17,124)
Cash and cash equivalents at beginning of period	34,213	32,284

Cash and cash equivalents at end of period	$53,843	$15,160

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(16)	$132
Cash payments for:
Interest	$265	$319
Income taxes	768	58

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2005.

The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarter, covered by this report ended on January 2, 2005.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.7 million as of December 31, 2004, of which $0.5 million is expected to be collected by the end of fiscal 2005 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except for earnings (loss) per share)
Net earnings (loss), as reported	$4,745	$(3,849)	$9,230	$(6,139)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings (loss), net of related tax effects	192	35	389	70
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,552)	(336)	(3,129)	(829)

Pro forma	$3,385	$(4,150)	$6,490	$(6,898)

Earnings (loss) per share—basic and diluted:
As reported	$0.10	$(0.09)	$0.20	$(0.14)
Pro forma	$0.07	$(0.10)	$0.14	$(0.16)

The weighted average estimated fair value of options granted was $6.53 per share in the second quarter of fiscal 2005 and $4.32 per share in the corresponding quarter of fiscal 2004. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the second quarter of fiscal 2005 and 2004, respectively: expected volatility of 79.4% and 83.8%, risk-free interest rate of 3.6% and 2.9% and expected life after vesting of 2.5 years and 4.2 years.

Note 3. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three months ended December 31, 2004, we did recognize a gain for discontinued operations of $162,000  net of taxes, for a final payment on a buy-out of a royalty obligation from a licensor of Trusted Time technology.

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

As of December 31, 2004, all of the accrued severance expenses from the integration plan have been paid out. The balance of the $1.1 million lease loss accrual as of December 31, 2004 will be paid over the next seven years.

During fiscal 2004, we had a restructuring plan to reduce headcount primarily in the Telecom Solution Division and to exit our Parker facility in Irvine, California, the Lindbergh Avenue facility in Livermore, California and the Brighton facility in the United Kingdom. The balance of $130,000 lease loss accrual as of December 31, 2004 will be substantially paid out by the end of fiscal 2005.

During the second quarter of fiscal 2005, we did not have any integration and restructuring charges. During the corresponding quarter of fiscal 2004, we recorded integration and restructuring charges of $6.8 million in acquisition-related costs, $5.2 million of which was recorded as cost of sales and the remaining $1.6 million as operating expenses. These $5.2 million of cost of goods charges is primarily for the closure of the former Datum Irvine, California manufacturing facility and move of production to Beverly, Massachusetts. The $1.6 million of operating expense charges relate to divisions restructuring after the acquisition of Datum and TrueTime.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the three-month period ended December 31, 2004 and year ended June 30, 2004. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at June 30, 2003	Additions	Adjustments	Payments	Balance at June 30, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$361	$(1,208)	$1,624
Severance and benefits (October 2002 to June 2003)	886	—	38	(924)	—
Facilities (fiscal 2004)	—	950	—	(502)	448
Severance and benefits (fiscal 2004)	—	1,835	—	(1,820)	15

Total	$3,051	$3,091	$399	$(4,454)	$2,087

	Balance at June 30, 2004	Additions	Adjustments	Payments	Balance at December 31, 2004
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$—	$(532)	$1,092
Facilities (fiscal 2004)	448	—	—	(318)	130
Severance and benefits (fiscal 2004)	15	—	—	(15)	—

Total	$2,087	$—	$—	$(865)	$1,222

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

In December 2004, the FASB issued Interpretation No. 123R, “Share –Based Payment,” which addresses the accounting for employee stock option. This statement requires that the cost of all employees stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement will be adopted in the first quarter of fiscal year 2006.

In December 2004, the FASB issued Financial Accounting Standard No.151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4”. FAS 151clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling cost, and wasted material. Under existing GAAP, items such as idle facility expense, excessive wasted material (spoilage), double freight, and re-handling cost may be “so abnormal” as to require treatment as current period charges rather than recorder as adjustment to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory cost incurred during fiscal years beginning after the date this Statement is issued. The adoption of FAS 151 is not expected to have a material effect on our financial position or result of operations.

Note 6. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. For the three-month and six-month period ended December 31, 2004, the weighted average numbers of common shares outstanding and unvested restricted common stock were 45,626,767 and 282,428 shares, respectively. For the corresponding period ended December 31, 2003, the weighted average numbers of common shares outstanding and unvested shares of restricted common stock were 43,668,333 and 252,428 shares, respectively.

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive. During the three-month and six-month period ended December 31, 2004, diluted net earnings per share included 1,413,274 and 1,470,240 weighted dilutive common equivalent shares outstanding and excluded 1,222,957 and 1,997,286 weighted anti-dilutive common equivalent shares outstanding. During the three-month and six-month period ended December 31, 2003, diluted net loss per share excluded 6,463,568 and 5,946,515 weighted common equivalent shares outstanding, as their effect was anti-dilutive. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net earnings (loss) from continuing operations	$4,583	$(3,867)	$9,068	$(6,123)
Gain (loss) from discontinued operations	162	18	162	(16)

Net earnings (loss)	$4,745	$(3,849)	$9,230	$(6,139)

Weighted average shares outstanding—basic	45,344	43,416	45,059	42,965
Dilutive stock options	1,471	—	1,441	—

Weighted average shares outstanding—diluted	46,815	43,416	46,500	42,965

Basic earnings (loss) per share from continuing operations	$0.10	$(0.09)	$0.20	$(0.14)
Basic gain (loss) per share from discontinued operations	—	—	—	—

Basic net earnings (loss) per share	$0.10	$(0.09)	$0.20	$(0.14)

Diluted earnings (loss) per share from continuing operations	$0.10	$(0.09)	$0.20	$(0.14)
Diluted gain (loss) per share from discontinued operations	—	—	—	—

Diluted net earnings (loss) per share	$0.10	$(0.09)	$0.20	$(0.14)

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31, 2004	June 30, 2004
	(in thousands)
Raw materials	$14,450	$14,985
Work-in-process	7,780	9,486
Finished goods	2,650	3,406

Total	$24,880	$27,877

Note 8. Goodwill and Other Intangible Assets

Goodwill

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

Long-lived Assets Including Other Intangible Assets Subject to Amortization

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. An impairment is measured as the amount by which the carrying amount exceeds the fair value.

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

There are no changes in the carrying value of goodwill for the six months ended December 31, 2004. Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of December 31, 2004 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,560	$12,384	$11,176
Customer lists, trademarks, other	3,600	2,349	1,251

Total	$27,160	$14,733	$12,427

The estimated future amortization expense is as follow:

Fiscal year:	(in thousands)
2005 (remaining six months)	$2,212
2006	4,060
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	224

Total amortization	$12,427

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net earnings (loss)	$4,745	$(3,849)	$9,230	$(6,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	113	46	92	148
Unrealized gain (loss) on investments, net of taxes	(19)	26	(16)	132

Other comprehensive income	94	72	76	280

Total comprehensive income (loss)	$4,839	$(3,777)	$9,306	$(5,859)

Note 10. Stock Repurchase Program

During the six months ended December 31, 2004, we repurchased 62,000 shares for an aggregate price of approximately $0.6 million. As of December 31, 2004, we have the authorization to repurchase an additional 0.6 million shares of common stock. In August 6, 2004, this policy was changed to permit the company to repurchase $1.0 million in shares of common stock per quarter without additional Board approval.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2004 through October 31, 2004	17,000	$9.04
December 1, 2004 through December 31, 2004	45,000	9.74

Total	62,000	$9.39

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

Long-term obligations consist of:

	December 31, 2004	June 30, 2004
	(in thousands)
Capital leases	$5,483	$6,012
Less—current maturities	(1,031)	(1,058)
Lease loss accrual	548	898
Bond payable	2,510	2,545
Less—current maturities	(70)	(70)
Post-retirement benefits	496	500

Total	$7,936	$8,827

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

Note 13. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our Wireless/OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Also included in our Wireless/OEM segment are Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks. The products were reported as a segment in prior periods but due to changes in the management reporting structure are now included within the Wireless/OEM Products segment. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

The Timing, Test and Measurement products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies, for government, power utilities, aerospace, defense, and commercial enterprise markets.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$20,680	$17,258	$43,821	$34,604
Wireless/OEM Products	7,090	8,168	16,538	15,188
Global Services	2,625	2,022	4,979	4,098
Specialty Manufacturing/Other	2,022	1,581	5,232	2,670
Timing, Test and Measurement Division	15,547	11,924	29,352	22,871

Total net revenue	47,964	40,953	99,922	79,431

Cost of sales:
Telecom Solutions Division:
Wireline Products	8,842	9,416	19,483	19,549
Wireless/OEM Products	4,753	5,911	11,296	11,340
Global Services	1,688	1,241	2,923	2,362
Specialty Manufacturing/Other	1,666	1,382	4,327	2,249
Timing, Test and Measurement Division	7,166	6,224	13,735	11,907
Other cost of sales*	970	6,174	1,961	7,603

Total cost of sales	25,085	30,348	53,725	55,010

Gross profit:
Telecom Solutions Division:
Wireline Products	11,838	7,842	24,338	15,055
Wireless/OEM Products	2,337	2,257	5,242	3,848
Global Services	937	781	2,056	1,736
Specialty Manufacturing/Other	356	199	905	421
Timing, Test and Measurement Division	8,381	5,700	15,617	10,964
Other cost of sales*	(970)	(6,174)	(1,961)	(7,603)

Total gross profit	$22,879	$10,605	$46,197	$24,421

Gross margin:
Telecom Solutions Division:
Wireline Products	57.2%	45.4%	55.5%	43.5%
Wireless/OEM Products	33.0%	27.6%	31.7%	25.3%
Global Services	35.7%	38.6%	41.3%	42.4%
Specialty Manufacturing/Other	17.6%	12.6%	17.3%	15.8%
Timing, Test and Measurement Division	53.9%	47.8%	53.2%	47.9%
Other cost of sales*	(2.0)%	(15.1)%	(2.0)%	(9.6)%
Total gross margin	47.7%	25.9%	46.2%	30.7%

*	Includes amortization of purchased technology and applicable integration and restructuring charges.

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

Changes in our accrued warranty liability during the six-month periods are as follows:

	Six Months Ended December 31,
	2004	2003
Total accrued warranty	$3,194	$4,021
Provision for warranty for the period	1,312	987
Less: Actual warranty costs for the period	(737)	(867)

Balance at the end of the period	$3,769	$4,141

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

Overview

Symmetricom is a leading supplier of precise timing standards to industry, telecommunications, commercial enterprise, government, utilities, research centers and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing elements for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase both performance and efficiency in today’s evolving communications environment.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs), and communications original equipment manufacturers (OEMs). With the addition of customers from TrueTime and Datum, we have entered into the government, defense and commercial enterprise sectors.

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

Valuation of Goodwill

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. In fiscal 2004, no impairment losses were recorded based on these evaluations. In fiscal 2003, we recorded $26.3 million goodwill impairment in fiscal 2003, $11.6 million of which related to the discontinuance of the Trusted Time Division.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In fiscal 2004, no impairment losses were recorded based on these evaluations.

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

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and six months ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue
Telecom Solutions Division:
Wireline Products	43.1%	42.1%	43.9%	43.6%
Wireless/OEM Products	14.8%	19.9%	16.6%	19.1%
Global Services	5.5%	4.9%	5.0%	5.2%
Specialty Manufacturing/Other	4.2%	3.9%	5.2%	3.4%
Timing, Test and Measurement Division	32.4%	29.2%	29.3%	28.7%

	100.0%	100.0%	100.0%	100.0%

Cost of products and services	50.3%	59.0%	51.8%	59.7%
Amortization of purchased technology	2.0%	2.4%	2.0%	2.5%
Integration and restructuring charges	—%	12.7%	—%	7.1%
Gross profit	47.7%	25.9%	46.2%	30.7%

Operating expenses:
Research and development	7.9%	9.9%	7.9%	11.1%
Selling, general and administrative	26.2%	26.1%	25.8%	27.9%
Amortization of intangibles	0.3%	0.5%	0.3%	0.5%
Integration and restructuring charges	—%	3.8%	—%	2.4%
Operating earnings (loss)	13.3%	(14.4)%	12.2%	(11.1)%
Interest income	0.5%	0.2%	0.4%	0.2%
Interest expense	(0.3)%	(0.4)%	(0.3)%	(0.4)%
Earnings (loss) before income taxes	13.5%	(14.5)%	12.3%	(11.3)%
Income tax provision (benefit)	3.9%	(5.1)%	3.3%	(3.6)%
Net earnings (loss) from continuing operations	9.6%	(9.4)%	9.1%	(7.7)%
Gain (loss) from discontinued operations, net of tax	0.3%	0.0%	0.2%	(0.0)%
Net earnings (loss)	9.9%	(9.4)%	9.2%	(7.7)%

Net Revenue:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Net Revenue
Wireline Products (in thousands)	$20,680	$17,258	19.8%	$43,821	$34,604	26.6%
Wireless/OEM Products Products (in thousands)	7,090	8,168	(13.2)	16,538	15,188	8.9
Global Services (in thousands)	2,625	2,022	29.8	4,979	4,098	21.5
Specialty Manufacturing/Other (in thousands)	2,022	1,581	27.9	5,232	2,670	96.0
Timing, Test and Measurement Division (in thousands)	15,547	11,924	30.4	29,352	22,871	28.3

Total Net Revenue (in thousands)	$47,964	$40,953	17.1%	$99,922	$79,431	25.8%

Net revenue consists of sales of product, software licenses and services. In the second quarter of fiscal 2005, net revenue increased by $7.0 million from $41.0 million in the corresponding quarter of fiscal 2004 to $48.0 million. The increase in net revenue was attributable to the Wireline products increase of $3.4 million or 19.8% due primarily to a $2.5 million shipment to Costa Rica for that country’s next-generation sync network, the Timing, Test and Measurement segment increase of $3.6 million or 30.4% as military-related purchases of our timing solutions for mobile communication applications drove a significant portion of the sales growth, the Global Services segment revenue increase of $0.6 million or 29.8% is primarily due to product sales volume increases, and Specialty Manufacturing increase of $0.4 million or 27.9% is due to overall increases in the electronics industry. These revenue increases were partially offset by a $1.1 million or 13.2% reduction in Wireless segment revenue due to reported softness in the wireless industry

In the first six months of fiscal 2005, net revenue increased by $20.5 million or 25.8% from $79.4 million in the corresponding period of fiscal 2004 to $99.9 million. The increase in net revenue was attributable to the Wireline products increase of $9.2 million or 26.6% due primarily to high sales of upgrade equipment to three major customers, including a $4.4 million sale in the first fiscal quarter and the aforementioned $2.5 million shipment to Costa Rica for that country’s next-generation sync network, the Timing, Test and Measurement segment increased $6.5 million or 28.3% as military-related purchases of our timing solutions for mobile communication applications drove a significant portion of the sales growth, the Global Services segment revenue increased $0.9 million or 21.5% primarily due to product sales volumes increases, Specialty Manufacturing increased $2.6 million or 96.0% due to overall increases in the electronics industry, and a $1.4 million or 8.9% increase in Wireless segment revenue.

Cost of Revenue:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Cost of products and services (in thousands)	$24,115	$24,174	(0.2)%	$51,764	$47,407	9.2%
Amortization of purchased technology (in thousands)	970	975	(0.5)	1,961	1,962	(0.1)
Integration and restructuring charges (in thousands)	—	5,199	(100.0)	—	5,641	(100.0)

Total Cost of Revenue (in thousands)	$25,085	$30,348	(17.3)%	$53,725	$55,010	(2.3)%

Cost of products and services remained constant during the second quarter of fiscal 2005 at $24.1 million despite a $7.0 million increase in revenue due to cost savings, including the transfer of production from Irvine, California to Beverly, Massachusetts., internal manufacturing of key components rather than outsourcing and fixed costs savings on higher sales volume. In addition, favorable sales mix due to higher volume of Wireline and Timing, Test and Measurement higher gross margin products and selling price increases in April 2004 favorably impacted our cost of products and services.

Amortization of purchased technology remained constant during the second quarter at $1.0 million. The second fiscal quarter of 2005 had no charges for integration and restructuring as compared to the $5.2 million charge in the same quarter of the prior year primarily for the closure of the Irvine, California. manufacturing facility and the move of production to Beverly, Massachusetts.

In the first six months of fiscal 2005, cost of products and services increased $4.4 million or 9.2% from $47.4 million in the corresponding period of fiscal 2004 to $51.7 million. This increase is lower than the revenue increase of 25.8% for the same period due to the same costs savings, favorable mix and selling price increases mentioned above.

Amortization of purchased technology remained constant during the six-month period ended December 31, 2004 at $2.0 million. The six month period ended December 31, 2004 had no charges for integration and restructuring as compared to the $5.6 million charge in the same period of the prior year primarily for the closure of the Irvine, California manufacturing facility and the move of production to Beverly, Massachusetts.

Gross Profit:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Gross Profit (in thousands)	$22,879	$10,605	115.7%	$46,197	$24,421	89.2%
Gross Margin (in percentage)	47.7%	25.9%		46.2%	30.7%

Gross profit as a percentage of net revenue was 47.7% in the second quarter of fiscal 2005 compared to 25.9% in the corresponding quarter of fiscal 2004. Of the 21.8% increase in gross margin, 12.7% was due to the absence of integration and restructuring charges in the second fiscal quarter of 2005 compared to $5.2 million in the same quarter of prior year, and the remaining gross margin improvement of 9.1% was attributable to the items discussed in the cost of revenue discussion of cost savings, favorable sales mix, selling price increases, and fixed cost savings due to higher volume.

In the first six months of fiscal 2005, gross profit as a percentage of net revenue was 46.2% compared to 30.7% in the corresponding period of fiscal 2004. Of the 15.5% increase in gross margin, 7.1% was due to the absence of integration and restructuring charges in the first six months of fiscal 2005 compared to $5.6 million in the same quarter of prior year, and the remaining gross margin improvement of 8.4% was attributable to the items discussed in the cost of revenue discussion of cost savings, favorable sales mix, selling price increases, and fixed cost savings due to higher volume.

Operating Expenses:

Research and development:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Research and development expense (in thousands)	$3,804	$4,043	(5.9)%	$7,933	$8,802	(9.9)%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $3.8 million during the second quarter of fiscal 2005 compared to $4.0 million for the corresponding period of fiscal 2004. The overall decrease in the research and development expense was primarily due to the reduction in force of the research and development employees at the Irvine, California site that closed in December 2003.

For the first six months of fiscal 2005, research and development expenses were $7.9 million compared to $8.8 million for the corresponding quarter of fiscal 2004. The overall decrease in the research and development expenses was primarily due to the reduction in force mentioned above.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Selling, general and administrative, including amortization of intangible assets (in thousands)	$12,701	$10,878	16.8%	$26,047	$22,548	15.5%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased 16.8% to $12.7 million for the second quarter of fiscal 2005 compared to $10.9 million for the corresponding quarter of fiscal 2004. The increase in selling, general and administrative expenses was attributable primarily to salary increases for employees effective July 2004, hiring of three new senior sales and marketing executives, severance expense for a senior sales executive from the Datum acquisition, additional compensation expense due to accelerated vesting of 50% of restricted stock grants to senior executives pursuant to the terms thereof, and higher commission expense due to higher sales volume. These expense increases were partially offset by a benefit of expense reductions of $360,000 for recovery of old Datum receivables that had been fully reserved and an expense reduction of $368,000 due to an adjustment for a reserve for repayment of a collected Datum receivable to a bankrupt customer.

For the first six months of fiscal 2005, selling, general and administrative expenses, including the amortization of intangibles, increased 15.5% to $26.0 million, compared to $22.5 million for the corresponding period of fiscal 2004. This increase is primarily attributable to salary increases for employees effective July 2004, hiring of three new senior sales and marketing executives, severance expense for a senior sales executive from the Datum acquisition, additional compensation expense due to accelerated vesting of restricted stock grants to senior executives pursuant to the terms thereof, and higher commission expense due to higher sales volume. These expense increases were partially offset by a benefit of expense reductions of $360,000 for recovery of old Datum receivables that had been fully reserved and an expense reduction of $368,000 due to an adjustment for a reserve for repayment of a collected Datum receivable to a bankrupt customer. This increase is also attributable to the impact of an additional week of employee salaries since the first fiscal quarter of 2005 had 14 weeks rather than 13 weeks in the same period of 2004.

We anticipate a charge of $1.0 million in our fiscal third quarter 2005 for non-cash compensation.

Integration and restructuring charges:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Integration and restructuring charges (in thousands)	$—	$1,562	(100.0)%	$—	$1,890	(100.0)%

During the second quarter of fiscal 2005, we did not record any integration and restructuring charges. During the corresponding quarter of fiscal 2004, we recorded integration and restructuring charges of $1.6 million primarily for division restructuring for the acquisitions of Datum and TrueTime.

For the first six months of fiscal 2005, we did not have any integration and restructuring charges, compared to $1.9 million for the corresponding period of fiscal 2004, which was primarily for division restructuring following the acquisition of Datum and TrueTime.

Interest Income:

	Three Month Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Interest Income (in thousands)	$222	$91	144.0%	$367	$165	122.4%

Interest income increased to $222,000 during the second quarter of fiscal 2005 compared to $91,000 during the corresponding quarter of fiscal 2004 due to a higher cash investments balance and higher average interest rates

Interest income for the first six months of fiscal 2005, increased 122.4% to $367,000 compared to $165,000 in the corresponding period of fiscal 2004 due to the same reasons mentioned above.

Interest Expense:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Interest Expense (in thousands)	$(131)	$(154)	(14.9)%	$(265)	$(305)	(13.1)%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly consistent at $131,000 and at $265,000 in the second quarter and first six months of fiscal 2005 and in the corresponding periods of fiscal 2004.

Income Taxes:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Income Tax Provision (Benefit) (in thousands)	$1,882	$(2,074)	190.7%	$3,251	$(2,836)	(214.6)%

Our income tax provision from continuing operations was $1.9 million and $3.3 million in the second quarter and the first six months of fiscal 2005, respectively, compared to a tax benefit of $2.1 million and $2.8 million in the corresponding periods of fiscal

2004. Our effective tax rate (our income tax provision as a percentage of our pre-tax income) for the second quarter of fiscal 2005 was 29.1% compared to an annual rate of 48.5% for fiscal 2004. Similar to prior years, our fiscal 2005 effective tax rate is also affected by the percentage of qualified Puerto Rico earnings compared to total earnings, because most of our Puerto Rico earnings is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. The federal 936 exemption is subject to various limitations and is scheduled to expire at the end of our fiscal 2006.

As a result of the factors discussed above, we had net earnings of $4.7 million, or $0.10 per share, in the second quarter of fiscal 2005 compared to a net loss of $3.8 million, or $0.09 per share, during the corresponding quarter of fiscal 2004. For the first six months of fiscal 2005, we had net earnings of $9.2 million, or $0.20 per share, compared to a net loss of $6.1 million, or $0.14 per share, for the corresponding period of fiscal 2004.

Key Operating Metrics:

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare as of the end of the second quarter of fiscal 2005 with the end of the fiscal 2004, are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $32.2 million as of December 31, 2004, compared to $41.8 million as of June 30, 2004. Our backlog which is shippable within the next six months was $22.5 million as of December 31, 2004, compared to $27.9 million as of June 30, 2004.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of December 31, 2004, we have approximately $4.4 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $3.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2004. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of December 31, 2004 consisted of 761 regular employees and 86 temporary employees, compared to 754 regular employees and 125 temporary employees as of June 30, 2004.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.6 million as of December 31, 2004, compared to $0.6 million as of June 30, 2004. Deferred revenue for maintenance contracts as of December 31, 2004 and June 30, 2004 remained consistent at $1.0 million. Deferred revenue for distributor return allowances was $0.6 million as of December 31, 2004, compared to $0.7 million as of June 30, 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had a combined balance of cash and cash equivalents and short-term investments of $66.0 million, an increase of $18.4 million from June 30, 2004. Our total capital commitments outstanding as of December 31, 2004 were $1.6 million. Days sales outstanding in accounts receivable was 51 days as of December 31, 2004, a decrease from 53 days at June 30, 2004. This decrease is attributable to a higher rate of cash collections during the second quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures for the next twelve months.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. The line of credit will expire on March 1, 2005. No withdrawals were made as of December 31, 2004.

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

In December 2004, the FASB issued Interpretation No. 123R, “Share –Based Payment,” which addresses the accounting for employee stock option. This statement requires that the cost of all employees stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement will be adopted in the first quarter of fiscal year 2006.

In December 2004, the FASB issued Financial Accounting Standard No.151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4”. FAS 151clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling cost, and wasted material. Under existing GAAP, items such as idle facility expense, excessive wasted material (spoilage), double freight, and re-handling cost may be “so abnormal” as to require treatment as current period charges rather than recorder as adjustment to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory cost incurred during fiscal years beginning after the date this Statement is issued. The adoption of FAS 151 is not expected to have a material effect on our financial position or result of operations.

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the three or six months of fiscal 2005 or fiscal 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 16% of our net revenue was generated from sales to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

We believe that the need for synchronization is moving further out from the core of the network (where our products are currently used) to the “edge of the network”. If this occurs, the product needed to meet the synchronization at the edge of the network will probably be products sold at lower price point, with fewer features and may be sold through OEM and redistributors markets. This would mean that competition may be greater, unit volume might increase, and gross margins may be lower.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

The economic downturn in the telecommunications industry has negatively impacted the demand for our products and may impair our customers’ ability to pay us

The telecommunications industry, from which we derive a significant portion of our revenue, has experienced a general economic downturn over the last three years and is currently undergoing consolidation. This downturn has negatively affected many of our customers and has significantly weakened the financial condition of others. Some customers have filed for bankruptcy protection and others may do so as well. If a customer seeks bankruptcy protection it could result in nonpayment for products delivered, the cancellation of one or more contracts and the loss of a customer. In addition, any continued decline in demand in the telecommunications industry could delay decisions by some of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products, nonpayment for products delivered and the cancellation of contracts and the loss of customers could have a material adverse effect on our business and results of operations.

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

We experienced net operating losses in the past and may experience net operating losses again in the future

We had net earnings of $4.7 million for the second quarter of fiscal 2005. We also had net earnings for both the third and fourth quarters of fiscal 2004, however, we cannot assure you that we will be able to maintain operating profitability, we had net losses for the three preceding fiscal years. If we are unable to maintain operating profitability or if we incur future losses and negative cash flow, our stock price may decline.

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

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	restructuring and integration related charges;

•	goodwill impairment charges related to our recent acquisitions;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers, including those in the telecommunications industry;

•	the gain or loss of significant customers;

•	our ability to introduce new products on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to manage fluctuations, especially declines, in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	reduced rates of growth of telecommunications services;

•	the need for synchronization at the edge of the network;

•	customers may delay upgrading their old equipment with our new products;

•	international customers may delay purchasing products for increased voice, data and video traffic;

•	customers in the wireless market may delay adding new base stations which require our products;

•	customers may experience labor strikes which could result in reduced sales volume; and

•	customers in the wireless market may switch from buying Rubidium based product which is internally manufactured to Quartz based product which is purchased and sold at a lower price point. This may result in lower revenue and gross margins.

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

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $4.7 million for the second quarter of fiscal 2005, we had net losses for the three preceding fiscal years. Future losses may create uncertainty about the recoverability of our $43.7 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

We are subject to various rules and regulations, which may cause us to incur significant compliance costs

There are currently several international environmental protection requirements that will become mandatory in the next few years, including the following:

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

Our business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. If we fail to adequately address any of these regulations, our business may suffer.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 36% of net revenue during the second quarter of fiscal 2005 compared to 34% of net revenue during the corresponding quarter of fiscal 2004. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of December 31, 2004, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. We performed our annual goodwill impairment test as of June 30, 2004 and determined that goodwill was not impaired. In fiscal 2004, we recorded a $14.7 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of fiscal 2003, we recorded an additional $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

Increases in our effective tax rate will negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes when calculating our effective tax rate. Historically, using this exemption has reduced our effective tax rate. Our effective tax rate may increase during fiscal years 2004 through 2006, as the exemption is subject to a variety of limitations before it expires at the end of fiscal 2006. Additionally, the effective tax rate may fluctuate quarterly based on the Puerto Rican earnings exceeding the Section 936 limitations. An increase in our effective tax rate will increase our federal income taxes, negatively impact our net earnings and affect cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 31, 2004, we had short-term investments of $12.2 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at December 31, 2004, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.3 million with the United Kingdom and $0.9 with Germany at December 31, 2004, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, we are in the process of performing our annual assessment of the effectiveness of our internal control over financial reporting. In the course of performing our assessment, we have identified certain deficiencies that do not rise to the level of significant deficiencies. We are taking the appropriate steps to make the improvements necessary to remediate these deficiencies. We will consider the results of our remediation efforts and related testing as part of our year–end assessment of the effectiveness of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 28, 2004 the Company held its annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1.	The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Alfred Boschulte	28,976,784	13,977,173
Robert T. Clarkson	42,476,070	477,887
Elizabeth A. Fetter	42,480,791	473,166
Robert M. Neumeister	42,470,608	483,349
Dr. Richard W. Oliver	28,995,530	13,958,427
Richard N. Snyder	29,389,530	13,564,427
Thomas W. Steipp	31,662,994	11,290,963

2.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2005 fiscal year.

For	Against	Abstain
42,365,949	562,233	25,776

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1	Summary of Bonus Plan for Executives.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC. (Registrant)

DATE: February 7, 2005	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: February 7, 2005	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits
10.1	Summary of Bonus Plan for Executives.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.