Form 10-Q
period 2005-03-31
SYMMETRICOM INC
filed 2005-05-09
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2005
Common Stock	46,116,444

SYMMETRICOM, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$48,289	$34,213
Short-term investments	25,595	13,398
Cash and investments	73,884	47,611

Accounts receivable, net of allowance for doubtful accounts of $887 as of March 2005 and $763 as of June 2004	28,725	28,941
Inventories	25,163	27,877
Prepaids and other current assets	3,734	4,070
Deferred taxes, current	5,650	5,650
Total current assets	137,156	114,149

Property, plant and equipment, net	23,589	27,936
Goodwill, net	49,248	49,248
Other intangible assets, net	11,349	14,665
Deferred taxes, non-current	41,601	40,154
Other assets	826	938
Note receivable from employee	500	500

Total assets	$264,269	$247,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,120	$15,372
Accrued compensation	8,930	9,661
Accrued warranty	3,415	3,194
Other accrued liabilities	13,224	12,506
Current maturities of long-term obligations	1,087	1,128
Total current liabilities	36,776	41,861

Long-term obligations	7,630	8,827
Deferred income taxes	902	418

Total liabilities	45,308	51,106

Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 46,709 shares issued and 46,302 shares outstanding as of March 2005; 45,475 shares issued and 44,915 outstanding as of June 2004	183,269	174,293
Stockholder note receivable	—	(555)
Accumulated other comprehensive gain (loss)	177	(1)
Deferred stock-based compensation	(401)	(1,120)
Retained earnings	35,916	23,867

Total stockholders’ equity	218,961	196,484

Total liabilities and stockholders’ equity	$264,269	$247,590

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net revenue	$43,815	$43,748	$143,737	$123,179
Cost of product and services	22,085	25,624	73,849	73,031
Amortization of purchased technology	971	978	2,932	2,940
Integration and restructuring charges	—	—	—	5,641
Gross profit	20,759	17,146	66,956	41,567
Operating expenses:
Research and development	4,057	3,798	11,990	12,600
Selling, general and administrative	13,126	10,740	38,864	32,887
Amortization of intangibles	135	218	444	619
Integration and restructuring charges	—	—	—	1,890
Operating earnings (loss)	3,441	2,390	15,658	(6,429)
Interest income	388	95	755	260
Interest expense	(127)	(143)	(392)	(448)
Earnings (loss) before income taxes	3,702	2,342	16,021	(6,617)

Income tax provision (benefit)	883	592	4,134	(2,244)
Net earnings (loss) from continuing operations	2,819	1,750	11,887	(4,373)

Gain (loss) from discontinued operations, net of tax	—	(1)	162	(17)

Net earnings (loss)	$2,819	$1,749	$12,049	$(4,390)

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.06	$0.04	$0.27	$(0.10)
Gain (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$0.06	$0.04	$0.27	$(0.10)

Weighted average shares outstanding—basic	45,868	44,226	45,328	43,386

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.06	$0.04	$0.26	$(0.10)
Gain (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$0.06	$0.04	$0.26	$(0.10)

Weighted average shares outstanding—diluted	47,125	46,014	46,709	43,386

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$11,887	$(4,373)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Gain (loss) from discontinued operations	162	(17)
Depreciation and amortization	7,979	8,853
Deferred income taxes	(963)	(248)
Loss on sale of PP&E, net	(11)	—
Tax benefit from exercise of employee stock options	2,405	—
Amortization of deferred stock-based compensation	719	181
Non-cash compensation	856	—
Changes in assets and liabilities:
Accounts receivable	216	(4,182)
Inventories	2,714	(317)
Prepaids and other current assets	448	(576)
Accounts payable	(5,252)	(382)
Accrued compensation	(731)	(3,912)
Accrued warranty	221	(492)
Other accrued liabilities	(441)	(921)

Net cash provided by (used for) operating activities	20,209	(6,386)

Cash flows from investing activities:
Change in restricted cash	—	396
Purchases of short-term investments	(19,470)	(12,508)
Maturities of short-term investments	7,398	2,591
Proceeds from sale of Austin building	1,566	—
Purchases of property, plant and equipment, net	(1,871)	(2,552)

Net cash used for investing activities	(12,377)	(12,073)

Cash flows from financing activities:
Employee note repayment	555	—
Repayment of long-term obligations	(76)	(1,217)
Repurchase of common stock	(810)	—
Proceeds from issuance of common stock	6,525	9,752

Net cash provided by financing activities	6,194	8,535

Effect of exchange rate changes on cash and cash equivalents	50	(72)

Net increase (decrease) in cash and cash equivalents	14,076	(9,996)
Cash and cash equivalents at beginning of period	34,213	32,284

Cash and cash equivalents at end of period	$48,289	$22,288

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$128	$234
Cash payments for:
Interest	$392	$448
Income taxes	1,013	221

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2005.

The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month end. For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarter covered by this report ended on April 3, 2005.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued for the account of the customer before the purchase order is accepted. If we determine that collection of a receivable is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing and frequency equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting. Under this method, revenue recognition is principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.6 million as of March 31, 2005, of which $0.8 million is expected to be collected by the end of fiscal 2005 and the remainder in subsequent years. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable.

Use of Estimates

The preparation of our financial statements is in conformity with the generally accepted accounting principles in the United States of America. This requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, and valuation of deferred tax assets.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except for earnings (loss) per share)
Net earnings (loss), as reported	$2,819	$1,749	$12,049	$(4,390)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings, net of related tax effects	56	42	445	112
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,446)	(413)	(4,836)	(1,242)

Pro forma	$1,429	$1,378	$7,658	$(5,520)

Earnings (loss) per share—basic :
As reported	$0.06	$0.04	$0.27	$(0.10)
Pro forma	$0.03	$0.03	$0.17	$(0.13)

Earnings (loss) per share—diluted:
As reported	$0.06	$0.04	$0.26	$(0.10)
Pro forma	$0.03	$0.03	$0.16	$(0.13)

The weighted average estimated fair value of options granted was $6.12 per share in the third quarter of fiscal 2005 and $4.86 per share in the corresponding quarter of fiscal 2004. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the third quarter of fiscal 2005 and 2004, respectively: expected volatility of 77.3% and 83.1%, risk-free interest rate of 4.2% and 2.6% and expected life after vesting of 2.6 years and 2.2 years.

Note 3. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three months ended December 31, 2004, we received a final payment for a royalty for the Trusted Time technology.

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

As of March 31, 2005, all of the accrued severance expenses from the integration plan have been paid out. The balance of the $1.4 million lease loss accrual for the facilities as of March 31, 2005 will be paid over the next seven years.

During fiscal 2004, we had a restructuring plan to reduce headcount primarily in the Telecom Solution Division and to exit our Parker facility in Irvine, California, the Lindbergh Avenue facility in Livermore, California and the Brighton facility in the United Kingdom. We reported integration and restructuring expenses of $8.2 million in fiscal 2004, of which  $5.9 million is in cost of goods sold and $2.3 million is in operating expenses also the $8.2 million total expense consisted of  $2.3 million for facility costs, $3.7 million for severance and benefits, and $2.2 for other integration and restructuring charges.  The $5.9 million in gross cost of goods sold consists of $2.6 million in severance related costs for the terminated manufacturing employees when the Irvine plant was closed in December 2003 and production relocated to Beverly Massachusetts, $2.3 million for lease loss for the Irvine Parker facility and the Santa Rosa facility, a credit of $0.9 million for a contract settlement payment from a major customer for Datum obsolete inventory, and $1.9 million for all other plant shutdown, move costs, and employee relocation. The $2.3 million in operating expenses consists of $1.6 million for severance and related costs for the Irvine shutdown and other division integration, and $0.7 million for land remediation accruals for EPA issues related to a former Datum facility located in Austin, Texas.

During the third quarter of fiscal 2005 and 2004, we did not have any integration and restructuring charges.  In the second quarter of fiscal 2004, we recorded integration and restructuring charges of $6.8 million in acquisition-related costs, $5.2 million of which was recorded as cost of sales and the remaining $1.6 million as operating expenses. These $5.2 million of cost of goods charges is primarily for the closure of the former Datum Irvine, California manufacturing facility and move of production to Beverly, Massachusetts. The $1.6 million of operating expense charges relate to divisions restructuring after the acquisition of Datum and TrueTime.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the nine-month period ended March 31, 2005 and year ended June 30, 2004. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at					Balance at
	June 30,	Expenses				June 30,
	2003	Additions	Adjustments	Total	Payments	2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$361	$667	$(1,208)	$1,624
Facilities (fiscal 2004)	—	1,643	—	1,643	(315)	1,328
	2,165	1,949	361	2,310	(1,523)	2,952

Severance and benefits (October 2002 to June 2003)	886	—	38	38	(924)	—
Severance and benefits (fiscal 2004)	—	3,697	—	3,697	(3,682)	15
	886	3,697	38	3,735	(4,606)	15

Total severance and facilities	3,051	5,646	399	6,045	(6,129)	2,967

All other integration and restructuring changes (fiscal 2004)	—	2,143	—	2,143	(1,443)	700
Total	$3,051	$7,789	$399	$8,188	$(7,572)	$3,667

	Balance at					Balance at
	June 30,	Expenses				March 31,
	2004	Additions	Adjustments	Total	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$—	$—	$(1,065)	$559
Facilities (fiscal 2004)	1,328	—	—	—	(450)	878
Severance and benefits (fiscal 2004)	15	—	—	—	(15)	—
Total severance and facilities	2,967	—	—	—	(1,530)	1,437

All other integration and restructuring changes (fiscal 2004)	700	—	—	—	—	700
Total	$3,667	$—	$—	$—	$(1,530)	$2,137

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

In December 2003, the Securities Exchange Commission or the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have an impact on our financial position, results of operations or cash flows.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The adoption of Issue 03-01 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Interpretation No. 123R, “Share –Based Payment,” which addresses the accounting for employee stock options. This statement requires that the cost of all employees stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement will be adopted in the first quarter of fiscal year 2006.  The company is currently evaluating the impact of FASB 123R on its result of operations.

In December 2004, the FASB issued Financial Accounting Standard No.151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4”. FAS 151clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling cost, and wasted material. Under existing GAAP, items such as idle facility expense, excessive wasted material (spoilage), double freight, and re-handling cost may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustment to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory cost incurred during fiscal years beginning after the date this Statement is issued. The adoption of FAS 151 is not expected to have a material effect on our financial position or result of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not had a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the future effects of the FSP.

Note 6. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. For the three months ended March 31, 2005, the weighted average numbers of common shares outstanding and unvested restricted common stock were 45,867,664 and 127,206 shares, respectively. For the nine months ended March 31, 2005, the weighted average numbers of common shares outstanding and unvested restricted common stock were 45,328,297 and 127,206 shares, respectively.  During the corresponding period of three months ended March 31, 2004, the weighted average numbers of common shares outstanding and unvested shares of restricted common stock were 44,226,074 and 282,428 shares, respectively.  During the corresponding period of nine months ended March 31, 2004, the weighted average numbers of common shares outstanding and unvested shares of restricted common stock 43,385,608 and 262,428 shares, respectively.

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive. During the three months and nine months ended March 31, 2005, diluted net earnings per share included 1,257,411 and 1,380,308 weighted dilutive common equivalent shares outstanding and excluded 1,963,162 and 1,873,775 weighted anti-dilutive common equivalent shares outstanding.   During the three months ended March 31, 2004, diluted net earnings per share included 1,788,419 weighted dilutive common equivalent shares outstanding and excluded 316,396 weighted anti-dilutive common equivalent shares outstanding.  For the nine months ended March 31, 2004, diluted net loss per share excluded zero weighted common equivalent shares outstanding, as their effect was anti-dilutive.

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net earnings (loss) from continuing operations	$2,819	$1,750	$11,887	$(4,373)
Gain (loss) from discontinued operations	—	(1)	162	(17)

Net earnings (loss)	$2,819	$1,749	$12,049	$(4,390)

Weighted average shares outstanding—basic	45,868	44,226	45,328	43,386
Dilutive stock options	1,257	1,788	1,381	—

Weighted average shares outstanding—diluted	47,125	46,014	46,709	43,386

Basic earnings (loss) per share from continuing operations	$0.06	$0.04	$0.27	$(0.10)
Basic gain (loss) per share from discontinued operations	—	—	—	—

Basic net earnings (loss) per share	$0.06	$0.04	$0.27	$(0.10)

Diluted earnings (loss) per share from continuing operations	$0.06	$0.04	$0.26	$(0.10)
Diluted gain (loss) per share from discontinued operations	—	—	—	—

Diluted net earnings (loss) per share	$0.06	$0.04	$0.26	$(0.10)

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31,	June 30,
	2005	2004
	(in thousands)
Raw materials	$14,501	$14,985
Work-in-process	7,055	9,486
Finished goods	3,607	3,406

Total	$25,163	$27,877

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the book value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We will perform our annual goodwill impairment test as of June 30, 2005. In fiscal 2004, no impairment losses were recorded based on these evaluations.

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

There are no changes in the carrying value of goodwill for the nine months ended March 31, 2005. Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of March 31, 2005 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$23,547	$13,354	$10,193
Customer lists, trademarks, other	3,593	2,437	1,156

Total	$27,140	$15,791	$11,349

The estimated future amortization expense is as follow:

Fiscal year:	(in thousands)

2005 (remaining three months)	$1,134
2006	4,060
2007	2,545
2008	1,328
2009	946
2010	664
2011	448
2012	224

Total amortization	$11,349

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

Net earnings (loss)	$2,819	$1,749	$12,049	$(4,390)
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	(220)	50	(72)
Unrealized gain on investments, net of taxes	144	102	128	234

Other comprehensive income (loss)	102	(118)	178	162

Total comprehensive income (loss)	$2,921	$1,631	$12,227	$(4,228)

Note 10. Stock Repurchase Program

In August 6, 2004, the Board of Directors authorized management to repurchase up to $1.0 million in shares of our common stock in the open market per quarter under a share repurchase program with no expiration. During the nine months ended March 31, 2005, we repurchased 87,000 shares for an aggregate price of approximately $0.8 million.

	Total
	Number of	Average
	Shares	Price Paid
Period	Purchased	per Share

October 1, 2004 through October 31, 2004	17,000	$9.04
December 1, 2004 through December 31, 2004	45,000	9.74
January 1, 2005 through January 31, 2005	25,000	8.69
Total	87,000	$9.16

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

Long-term obligations consist of:

	March 31,	June 30,
	2005	2004
	(in thousands)
Capital leases	$5,211	$6,012
Less—current maturities	(1,017)	(1,058)
Lease loss accrual	486	898
Bond payable	2,510	2,545
Less—current maturities	(70)	(70)
Post-retirement benefits	510	500

Total	$7,630	$8,827

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

Note 13. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing and frequency to meet the synchronization requirements of telecommunication networks. Our Wireless/OEM base station timing and frequency products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Also included in our Wireless/OEM segment are Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks. The products were reported as a segment in prior periods but due to changes in the management reporting structure are now included within the Wireless/OEM Products segment. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$18,341	$17,593	$62,162	$52,199
Wireless/OEM Products	5,832	8,777	22,370	23,964
Global Services	2,534	1,902	7,513	5,999
Specialty Manufacturing/Other	2,381	2,895	7,613	5,565
Timing, Test and Measurement Division	14,727	12,581	44,079	35,452

Total net revenue	43,815	43,748	143,737	123,179
Cost of sales:
Telecom Solutions Division:
Wireline Products	7,671	8,804	27,154	28,354
Wireless/OEM Products	4,218	6,306	15,514	17,646
Global Services	1,337	1,312	4,260	3,674
Specialty Manufacturing/Other	1,909	2,309	6,236	4,557
Timing, Test and Measurement Division	6,950	6,893	20,685	18,800
Other cost of sales*	971	978	2,932	8,581

Total cost of sales	23,056	26,602	76,781	81,612
Gross profit:
Telecom Solutions Division:
Wireline Products.	10,670	8,789	35,008	23,845
Wireless/OEM Products	1,614	2,471	6,856	6,318
Global Services	1,197	590	3,253	2,325
Specialty Manufacturing/Other	472	586	1,377	1,008
Timing, Test and Measurement Division	7,777	5,688	23,394	16,652
Other cost of sales*	(971)	(978)	(2,932)	(8,581)

Total gross profit	$20,759	$17,146	$66,956	$41,567

Gross margin:
Telecom Solutions Division:
Wireline Products	58.2%	50.0%	56.3%	45.7%
Wireless/OEM Products	27.7%	28.2%	30.6%	26.4%
Global Services	47.2%	31.0%	43.3%	38.8%
Specialty Manufacturing/Other	19.8%	20.2%	18.1%	18.1%
Timing, Test and Measurement Division	52.8%	45.2%	53.1%	47.0%
Other cost of sales*	(2.2)%	(2.2)%	(2.0)%	(7.0)%
Total gross margin	47.4%	39.2%	46.6%	33.7%

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

Changes in our accrued warranty liability during the nine-month periods are as follows:

	Nine Months Ended
	March 31,
	2005	2004

Total accrued warranty	$3,194	$4,021
Provision for warranty for the period	1,391	1,219
Less: Actual warranty costs for the period	(1,170)	(1,711)

Balance at the end of the period	$3,415	$3,529

Note 15. Subsequent event

In May 9, 2005 the company announced the appointment of Robert Stanzione to the company’s Board of Directors and member of the governance committee. Stanzione is the Chairman and Chief Executive Officer of Arris Group Inc. (NASDAQ:ARRS), a global communications technology leader in the development of advanced cable telephony solutions and the delivery of converged services across the broadband local access network. Arris was formed by the merger of ANTEC and Arris Interactive, LLC in August 2001. Stanzione joined ANTEC in 1998 as President, COO, and Director.  He was appointed CEO on January 1, 2000. Prior to joining ANTEC, he was President and CEO of Arris Interacive, LLC, a Nortel Networks/ANTEC joint venture. At Arris, Stanzione grew the venture from a start up company to a world market leader in cable telephony and high-speed data products. From 1969 to 1995, Stanzione held a wide range of senior management positions with AT&T Network Systems (now Lucent Technologies).

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

Overview

Symmetricom is a leading supplier of precise timing and frequency standards to industry, telecommunications, commercial enterprise, government, utilities, research centers and aerospace markets. We supply scientific and business solutions for customers who demand reliable products and engineering expertise in a variety of applications including timing and frequency, testing, verification and/or the measurement of a time and frequency-based signal. We are a recognized technology and market leader for rubidium clocks, cesium clocks and hydrogen masers. Our products include timing and frequency elements for wireline and wireless networks as well as professional services. Our products play an important role in the operation, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks. Our products enable our customers to increase both performance and efficiency in today’s evolving communications environment.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs), and communications original equipment manufacturers (OEMs). With the addition of customers from our acquisitions of TrueTime and Datum, we have entered into the government, defense and commercial enterprise sectors.

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

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization timing and frequency equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

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

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates and is affected by the percentage of total earnings earned outside the United States, primarily in Puerto Rico.  Net earnings of our Puerto Rican subsidiary are taxed under Internal Revenue Code Section 936, which exempts qualified Puerto Rican earnings from regular federal income tax. Section 936 limits the amount of qualified Puerto Rican earnings and expires at the end of fiscal year 2006. Exceeding the applicable Section 936 limitations in fiscal 2005 and 2006 as well as the expiration of Section 936 at the end of fiscal 2006 will likely increase our effective tax rate.

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

Results of Operations

The following table presents selected items in our consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 31, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net revenue
Telecom Solutions Division:
Wireline Products	41.9%	40.2%	43.2%	42.4%
Wireless/OEM Products	13.3%	20.1%	15.6%	19.5%
Global Services	5.8%	4.3%	5.2%	4.9%
Specialty Manufacturing/Other	5.4%	6.6%	5.3%	4.5%
Timing, Test and Measurement Division	33.6%	28.8%	30.7%	28.7%
	100.0%	100.0%	100.0%	100.0%

Cost of products and services	50.4%	58.6%	51.4%	59.3%
Amortization of purchased technology	2.2%	2.2%	2.0%	2.4%
Integration and restructuring charges	—%	—%	—%	4.6%
Gross profit	47.4%	39.2%	46.6%	33.7%
Operating expenses:
Research and development	9.3%	8.7%	8.3%	10.2%
Selling, general and administrative	30.0%	24.5%	27.0%	26.7%
Amortization of intangibles	0.3%	0.5%	0.3%	0.5%
Integration and restructuring charges	—%	—%	—%	1.5%
Operating earnings (loss)	7.9%	5.5%	10.9%	(5.2)%
Interest income	0.9%	0.2%	0.5%	0.2%
Interest expense	(0.3)%	(0.3)%	(0.3)%	(0.4)%
Earnings (loss) before income taxes	8.4%	5.4%	11.1%	(5.4)%
Income tax provision (benefit)	2.0%	1.4%	2.9%	(1.8)%
Net earnings (loss) from continuing operations	6.4%	4.0%	8.3%	(3.6)%
Gain (loss) from discontinued operations, net of tax	—%	—%	0.1%	—%
Net earnings (loss)	6.4%	4.0%	8.4%	(3.6)%

Net Revenue:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Net Revenue:
Wireline Products (in thousands)	$18,341	$17,593	4.3%	$62,162	$52,199	19.1%
Wireless/OEM Products (in thousands)	5,832	8,777	(33.6)	22,370	23,964	(6.7)
Global Services (in thousands)	2,534	1,902	33.2	7,513	5,999	25.2
Specialty Manufacturing/Other (in thousands)	2,381	2,895	(17.8)	7,613	5,565	36.8
Timing, Test and Measurement Division (in thousands)	14,727	12,581	17.1	44,079	35,452	24.3
Total Net Revenue (in thousands)	$43,815	$43,748	0.2%	$143,737	$123,179	16.7%

Net revenue consists of sales of product, software licenses and services. In the third quarter of fiscal 2005, net revenue increased by $0.1 million from $43.7 million in the corresponding quarter of fiscal 2004 to $43.7 million. The increase in net revenue was attributable to the Wireline products increase of $0.7 million or 4.3% due primarily to the price increase announced in April 2004, the Timing, Test and Measurement segment increase of $2.1 million or 17.1% as military-related purchases of our timing and frequency solutions for mobile communication applications drove a significant portion of the sales growth, and the Global Services segment revenue increase of $0.6 million or 33.2% primarily due to product sales volume increases. These revenue increases were partially offset by a $3.0 million or 33.6% reduction in Wireless/OEM segment revenue due to reported softness in the wireless industry and a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions and Specialty Manufacturing/Other decrease of $0.5 million or 17.8% is due to overall decreases in the electronics industry.

In the first nine months of fiscal 2005, net revenue increased by $20.6 million or 16.7% from $123.2 million in the corresponding period of fiscal 2004 to $143.7 million. The increase in net revenue was attributable to the Wireline products increase of $10.0 million or 19.1% due primarily to high sales of upgrade equipment to three major customers, including a $4.4 million sale in the first fiscal quarter, a $2.5 million shipment to Costa Rica for that country’s next-generation sync network, and the impact of the April 2004 price increase. The Timing, Test and Measurement segment increased $8.6 million or 24.3% as military-related purchases of our timing and frequency solutions for mobile communication applications drove a significant portion of the sales growth, the Global Services segment revenue increased $1.5 million or 25.2% primarily due to product sales volumes increases, and Specialty Manufacturing/Other increased $2.0 million or 36.8% due to overall increases in the electronics industry. These increases were partially offset by a decrease of $1.6 million or 6.7% in the Wireless/OEM segment due to reported softness in the wireless industry and a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions.

Cost of Revenue:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Cost of Revenue:
Wireline Products (in thousands)	$7,671	$8,804	(12.9)%	$27,154	$28,354	(4.2)%
Wireless/OEM Products (in thousands)	4,218	6,306	(33.1)	15,514	17,646	(12.1)
Global Services (in thousands)	1,337	1,312	1.9	4,260	3,674	15.9
Specialty Manufacturing/Other (in thousands)	1,909	2,309	(17.3)	6,236	4,557	36.8
Timing, Test and Measurement Division (in thousands)	6,950	6,893	0.8	20,685	18,800	10.0
Other cost of sales (in thousands)	971	978	(0.7)	2,932	8,581	(65.8)
Total Cost (in thousands)	$23,056	$26,602	(13.3)%	$76,781	$81,612	(5.9)%

Cost of products and services, excluding other cost of sales, decreased $3.5 million or 13.8% during the third quarter of fiscal 2005 versus the prior year, despite a $0.1 million increase in revenue during the same period. Cost of products and services for Wireline products decreased $1.1 million or 12.9% while Wireline products revenue increased 4.3%. The improvement in Wireline products cost is due to overhead volume savings, material cost reductions and favorable mix due to increased revenue on higher margin products. Cost of products and services for Wireless/OEM products decreased $2.1 million or 33.1%, which is in line with the revenue decrease of 33.6%. Cost of products and services for Global Services products increased $25,000 or 1.9%, which was lower than the revenue increase of 33.2% since the revenue increase is primarily higher margin services. Cost of products and services for Specialty Manufacturing/Other products decreased $0.4 million or 17.3%, which is in line with the revenue decrease of 17.8%. Cost of products and services for Timing, Test and Measurement products increased $57,000 or 0.8%, which is much lower than the revenue increase of 17.1%. This improvement was due to overhead volume savings, material cost savings, and savings due to the elimination of higher startup manufacturing costs at Beverly, Massachusetts after the shutdown of the Irvine, California facility.

Amortization of purchased technology, included in other cost of sales, remained constant during the third quarter at $1.0 million.

In the first nine months of fiscal 2005, cost of products and services, excluding other cost of sales, increased $0.8 million or 1.1%, from $73.0 million to $73.8 million in the corresponding period of fiscal 2004. This increase is lower than the revenue increase of 16.7% for the same period. Cost of products and services for Wireline products decreased $1.2 million or 4.2% compared to a 19.1% revenue increase for the same period.  The improvement in Wireline products cost is due to material cost savings, overhead savings due to volume and an increase in lower cost, higher margin products. Cost of products and services for Wireless/OEM products decreased $2.1 million or 12.1% compared to a revenue decrease of 6.7%.  The improvement is due primarily to the December 2003 closure of the higher cost Irvine, California manufacturing facility and relocation to the Beverly, Massachusetts facility. Cost of products and services for Global Services increased $0.6 million, or 15.9% compared to a revenue increase of 25.2%.  The cost improvement is due to sales volume increases in higher margin services.  Cost of products and services for Specialty Manufacturing/Other products increased $1.7 million, or 36.8%, the same as the revenue increase of 36.8%.  Cost of products and services for Timing, Test and Measurement increased $1.9 million, or 10.0% compared to revenue increase of 24.3%.  The improvement is due to overhead savings due to higher volume; material cost savings and lower costs due to the 2004 shutdown of the Irvine, California manufacturing facility and relocation to Beverly, Massachusetts.

Other cost of sales includes amortization of purchased technology which remained constant during the nine-month period ended March 31, 2005 at $2.9 million. The nine month period ended March 31, 2005 had no charges for integration and restructuring as compared to the $5.6 million charge in the same period of the prior year primarily for the closure of the Irvine, California manufacturing facility and the move of production to Beverly, Massachusetts.

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Gross Profit:
Wireline Products (in thousands)	$10,670	$8,789	21.4%	$35,008	$23,845	46.8%
Wireless/OEM Products (in thousands)	1,614	2,471	(34.7)	6,856	6,318	8.5
Global Services (in thousands)	1,197	590	102.9	3,253	2,325	39.9
Specialty Manufacturing/Other (in thousands)	472	586	(19.5)	1,377	1,008	36.6
Timing, Test and Measurement Division (in thousands)	7,777	5,688	36.7	23,394	16,652	40.5
Other cost of sales (in thousands)	(971)	(978)	(0.7)	(2,932)	(8,581)	(65.8)
Total Gross Profit (in thousands)	$20,759	$17,146	21.1%	$66,956	$41,567	61.1%

Gross profit in the third quarter of fiscal 2005, excluding other cost of sales, increased $3.6 million, or 19.9% compared to the corresponding quarter of fiscal 2004. This increase is greater than the revenue increase of 0.2% for the same period due to higher volume and the cost improvements mentioned in the cost of revenue commentary. Gross profit for the Wireless/OEM products decreased $0.9 million, or 34.7%, which is in line with the revenue decrease of 33.6%.  Gross profit for Global Services increased $0.6 million, or 102.9%, which is higher than the 33.2% revenue increase for the same period due to favorable mix as a result of selling higher margin services.  Gross profit for the Specialty Manufacturing/Other products decreased $0.1 million, or 19.5%, which is similar to the revenue decrease of 17.8% for the same period. Gross profit for the Timing, Test and Measurement products increased $2.1 million, or 36.7%, which is higher than the17.1% revenue increase for the same period due to the cost savings mentioned in the cost of revenue commentary. Other cost of sales for the third fiscal quarter of 2005 and 2004 remained flat at $1.0 million.

In the first nine months of fiscal 2005, gross profit, excluding the impact of other cost of sales, increased $19.7 million, or 39.4% compared to the corresponding period of fiscal 2004. This increase is greater than the revenue increase of 16.7%.  Gross profit for the Wireline products increased $11.2 million, or 46.8%, which is higher than the 19.1% revenue increase for the same period due to the improvements mentioned in the cost of revenue commentary. Gross profit for the Wireless /OEM products increased $0.5 million, or 8.5% despite a 6.7% revenue decline for the same period due primarily to the 2004 shutdown of the Irvine, California manufacturing facility. Gross profit for Global Services increased $0.9 million, or 39.9%, which is higher than the 25.2% revenue increase for the same period due to an increase in sales of higher margin services.  Gross profit for the Specialty Manufacturing/Other products increased $0.4 million, or 36.6%, which is in line with the

36.8% revenue increase for the same period. Gross profit for the Timing, Test and Measurement products increased  $6.7 million, or 40.5%, which is higher than the 24.3% revenue increase for the same period due to the savings mentioned in the cost of revenue commentary. In the first nine months of fiscal 2005, gross margin improved $5.6 million, or 3.9% of revenue for the Other cost of sales due to the absence of integration and restructuring charges when compared to the same period of prior year.

Operating Expenses:

Research and development:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Research and development expense (in thousands)	$4,057	$3,798	6.8%	$11,990	$12,600	(4.8)%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $4.1 million during the third quarter of fiscal 2005 compared to $3.8 million for the corresponding period of fiscal 2004. The overall increase in the research and development expense was primarily due to higher salary expense due to merit increases and increases in outside consultants.

For the first nine months of fiscal 2005, research and development expenses were $12.0 million compared to $12.6 million for the corresponding quarter of fiscal 2004. The overall decrease in the research and development expenses was primarily due to the reduction in force of the research and development employees at the Irvine, California site that closed in December 2003.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, general and administrative, including amortization of intangible assets:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Selling, general and administrative, including amortization of intangible assets (in thousands)	$13,261	$10,958	21.0%	$39,308	$33,506	17.3%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased 21.0% to $13.3 million for the third quarter of fiscal 2005 compared to $11.0 million for the corresponding quarter of fiscal 2004. This $2.3 million increase in selling, general and administrative expenses was attributable primarily to non-cash compensation of  $0.9 million, salary increases for employees effective July 2004, and the hiring of three new senior sales and marketing executives.

For the first nine months of fiscal 2005, selling, general and administrative expenses, including the amortization of intangibles, increased 17.3% to $39.3 million, compared to $33.5 million for the corresponding period of fiscal 2004. This $5.8 million increase is primarily attributable to salary increases for employees effective July 2004, hiring of three new senior sales and marketing executives, severance expense for a senior sales executive from the Datum acquisition, additional compensation expense due to accelerated vesting of restricted stock grants to senior executives pursuant to the terms thereof, other non-cash compensation and higher commission expense due to higher sales volume. These expense increases were partially offset by a benefit of expense reductions of $485,000 for recovery of old Datum receivables that had been fully reserved and an expense reduction of $368,000 due to an adjustment for a reserve for repayment of a collected Datum receivable to a bankrupt customer. This increase is also attributable to the impact of an additional week of employee salaries since the first fiscal quarter of 2005 had 14 weeks rather than 13 weeks in the same period of 2004.

Integration and restructuring charges:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Integration and restructuring charges (in thousands)	$—	$—	—%	$—	$1,890	(100.0)%

During the third quarter of fiscal 2005 and 2004, we did not record any integration and restructuring charges.

For the first nine months of fiscal 2005, we did not have any integration and restructuring charges, compared to $1.9 million for the corresponding period of fiscal 2004, which was primarily for division restructuring following the acquisitions of Datum and TrueTime.

Interest Income:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Interest Income (in thousands)	$388	$95	308.4%	$755	$260	190.4%

Interest income increased to $388,000 during the third quarter of fiscal 2005 compared to $95,000 during the corresponding quarter of fiscal 2004 due to a higher cash investments balance and higher average interest rates.

Interest income for the first nine months of fiscal 2005, increased 190.0% to $755,000 compared to $260,000 in the corresponding period of fiscal 2004 due also to a higher cash investments balance and higher average interest rates mentioned above.

Interest Expense:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Interest Expense (in thousands)	$(127)	$(143)	(11.2)%	$(392)	$(448)	(12.5)%

Interest expense consists primarily of interest on our bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense remained fairly consistent at $127,000 and at $392,000 in the third quarter and first nine months of fiscal 2005, respectively, as compared to the corresponding periods of fiscal 2004.

Income Taxes:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2005	2004	Change	2005	2004	Change
Income Tax Provision (Benefit) (in thousands)	$883	$592	49.2%	$4,134	$(2,244)	(284.2)%

Our income tax provision from continuing operations was $0.9 million and $4.1 million in the third quarter and the first nine months of fiscal 2005, respectively, compared to a tax provision of $0.6 million and tax benefit of $2.2 million in the corresponding periods of fiscal 2004. Our effective tax rates (our income tax provision as a percentage of our pre-tax income) for the three-month and nine-month period ended March 31, 2005 were 23.9% and 25.8%, respectively, compared to 25.3% and 33.9% for the same periods of last fiscal year, respectively.  Similar to prior years, our fiscal 2005 effective tax rate is also affected by the percentage of qualified Puerto Rican earnings compared to total earnings, because most of our Puerto Rican earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rican earnings from regular federal income taxes. The Section 936 exemption is subject to various limitations and is scheduled to expire at the end of our fiscal year 2006.

As a result of the factors discussed above, we had net earnings of $2.8 million, or $0.06 per share, in the third quarter of fiscal 2005 compared to net earnings of $1.7 million, or $0.04 per share, during the corresponding quarter of fiscal 2004.

For the first nine months of fiscal 2005, we had net earnings of $12.0 million, or $0.27 per share, compared to a net loss of $4.4 million, or $0.10 per share, for the corresponding period of fiscal 2004.

Key Operating Metrics:

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare as of the end of the third quarter of fiscal 2005 with the end of the fiscal 2004, are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or canceled by customers without significant penalty. Historically, a substantial portion of net sales in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $32.1 million as of March 31, 2005, compared to $41.8 million as of June 30, 2004. Our backlog which is shippable within the next six months was $19.5 million as of March 31, 2005, compared to $27.9 million as of June 30, 2004.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period is recognized under the percentage of completion method of accounting, principally based upon the costs incurred relative to the total estimated costs to complete the individual contracts. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are fully charged to operations as soon as they are determinable. As of March 31, 2005, we have approximately $3.7 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $3.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2004. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of March 31, 2005 consisted of 780 regular employees including 500 manufacturing, 280 non-manufacturing and additional 52 temporary employees, compared to 754 regular employees including 485 manufacturing, 269 non-manufacturing and additional 125 temporary employees as of June 30, 2004.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.4 million as of March 31, 2005, compared to $0.6 million as of June 30, 2004. Deferred revenue for maintenance contracts as of March 31, 2005 was $1.5 million compared to $0.8 million as of June 30,2004. Deferred revenue for distributor return allowances was $0.6 million as of March 31, 2005, compared to $0.7 million as of June 30, 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had a combined balance of cash and cash equivalents and short-term investments of $73.9 million, an increase of $26.3 million from June 30, 2004. Our total capital commitments outstanding as of March 31, 2005 were $1.5 million. Days sales outstanding in accounts receivable was 60 days as of March 31, 2005, an increase from 53 days at June 30, 2004. This increase is attributable to higher shipments in the month of March which were not collectible within the quarter and a slight delay in collecting a major international receivable.

We believe that cash, cash equivalents and funds generated from operations, investments and financing activities will be sufficient to satisfy our working capital requirements and capital expenditures for the next twelve months.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. The line of credit expired on March 1, 2005 and was extended to June 1, 2005. No withdrawals were made as of March 31, 2005.

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

In December 2003, the Securities Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have an impact on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Interpretation No. 123R, “Share –Based Payment,” which addresses the accounting for employee stock option. This statement requires that the cost of all employees stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement will be adopted in the first quarter of fiscal year 2006. The company is currently evaluating the impact of FASB 123R on its result of operations.

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

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not had a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the future effects of the FSP.

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the three or nine months of fiscal 2005 or fiscal 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We believe that the need for synchronization is moving further out from the core of the network (where our products are currently used) to the “edge of the network”. If this occurs, the products needed to meet the synchronization at the edge of the network will probably be products sold at lower price points, with fewer features and may be sold through OEM and redistributors markets. This would mean that competition may be greater, unit volume might increase, and gross margins may be lower.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., EMRI and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. In the enterprise network timing and frequency market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc., SRR and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products for use in military applications could enter commercial markets and compete directly with us. Competitors in our timing and frequency, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

•                  the cost-effectiveness, quality, price, service and market acceptance of our products;

•                  our response to the entry of new competitors into our markets or the introduction of new products by our competitors;

•                  the average selling prices for our products;

•                  increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

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

We experienced net operating losses in the past and may experience net operating losses again in the future

Although we had net earnings of $2.8 million for the third quarter of fiscal 2005, we had net losses for the three preceding fiscal years. However, we cannot assure you that we will be able to maintain operating profitability, since we had net losses for the three preceding fiscal years. If we are unable to maintain operating profitability or if we incur future losses and negative cash flow, our stock price may decline.

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

•                  goodwill impairment charges related to acquisitions;

•                  our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•                  changes in our products or mix of sales to customers;

•                  although, we have been selected as a supplier in RFPs from several major wireline customers, this does not guarantee any purchases;

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

•                  increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

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

•                  our ability to establish in a timely fashion subsidiaries in new geographic regions, which our customers or potential customers may require to do business with us in those regions;

•                  international customers may delay purchasing products for increased voice, data and video traffic;

•                  customers in the wireless market may delay adding new base stations which require our products;

•                  customers may experience labor strikes which could result in reduced sales volume; and

•                  customers in the wireless market may switch from buying Rubidium based products which is internally manufactured to Quartz based products which is purchased and sold at a lower price point. This may result in lower revenue and gross margins.

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

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $2.8 million for the third quarter of fiscal 2005, we had net losses for the three preceding fiscal years. Future losses may create uncertainty about the recoverability of our $46.3 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

We purchase certain key components of our synchronization and timing and frequency equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing and frequency equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.

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

Our critical business and manufacturing facilities in Puerto Rico and San Jose, California are located near known hurricane zones and earthquake fault zones and the occurrence of an earthquake, hurricanes or other catastrophic disaster, could cause damage to our facilities and equipment, which could require us to cease, curtail or disrupt our operations

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

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

We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel from any recent or future acquisitions. If we fail to successfully integrate acquisitions or to achieve any anticipated benefits of an acquisition, our operations and business could be harmed. Additionally, we may experience difficulty integrating and managing the acquired business operations. For these reasons, we cannot be certain what effect acquisitions may have on our business, financial condition and results of operations.

If we sell shares of our common stock or other equity securities in the future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down

We may from time to time issue additional shares of common stock or other equity securities at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount.  In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience dilution.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, the Far East and Canada, accounted for 35% of net revenue during the third quarter of fiscal 2005 compared to 32% of net revenue during the corresponding quarter of fiscal 2004. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of March 31, 2005, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of an impairment exists. We performed our annual goodwill impairment test as of June 30, 2004 and determined that goodwill was not impaired. In fiscal 2004, we recorded a $14.7 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of fiscal 2003, we recorded an additional $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

Increases in our effective tax rate may negatively impact our cash flow

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes. The Section 936 exemption is subject to a variety of limitations before it expires at the end of fiscal 2006. Historically, we have reduced our effective tax rate using the Section 936 exemption. Our effective tax rate may increase in fiscal 2005 and 2006 as forecasted qualified Puerto Rican earnings are expected to exceed the applicable Section 936 limitations. Additionally, the effective tax rate may fluctuate quarterly, depending on the percentage of quarterly Puerto Rican earnings to total earnings and changes to forecasts of full year Puerto Rican earnings and total earnings. An increase in our effective tax rate will increase our federal income taxes, negatively impact our net earnings and may affect cash flow.

We may be subject to additional taxes from tax reviews by foreign authorities

Although we believe that we have made adequate reserves for foreign tax provisions, there can be no assurance that such reserves will be adequate until the foreign authorities have reviewed the foreign tax filings.

Our sales and our cost may be affected by the ongoing movement towards environmentally friendly manufacturing (“green” manufacturing)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2005, we had short-term investments of $25.6 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 31, 2005, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.5 million with the United Kingdom and $0.4 million with Germany at March 31, 2005, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the nine months ended March 31, 2005:

	Total		Total
	Number of	Average	Number of
	Shares	Price	Shares
Period	Purchased	per Share	Forfeited

October 1, 2004 through October 31, 2004	17,000	$9.04
December 1, 2004 through December 31, 2004	45,000	9.74
January 1, 2005 through January 31, 2005	25,000	8.69
February 1, 2005 through February 28, 2005			14,009
Total	87,000	$9.16	14,009

•                  In August 6, 2004 the Board authorized management to repurchase up to $1,000,000 a quarter of our common stock in the open market under a share repurchase program.

•                  Upon termination of the employment of certain employees, 14,009 shares of restricted stock were forfeited pursuant to existing agreements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

In May 9, 2005 the company announced the appointment of Robert Stanzione to the company’s Board of Directors and member of the governance committee.

Stanzione is the Chairman and Chief Executive Officer of Arris Group Inc. (NASDAQ:ARRS), a global communications technology leader in the development of advanced cable telephony solutions and the delivery of converged services across the broadband local access network. Arris was formed by the merger of ANTEC and Arris Interactive, LLC in August 2001. Stanzione joined ANTEC in 1998 as President, COO, and Director.  He was appointed CEO on January 1, 2000. Prior to joining ANTEC, he was President and CEO of Arris Interacive, LLC, a Nortel Networks/ANTEC joint venture. At Arris, Stanzione grew the venture from a start up company to a world market leader in cable telephony and high-speed data products. From 1969 to 1995, Stanzione held a wide range of senior management positions with AT&T Network Systems (now Lucent Technologies).

Item 6. Exhibits

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

SYMMETRICOM, INC.
(Registrant)

DATE: May 9, 2005	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 9, 2005	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.