Form 10-K
period 2005-06-30
SYMMETRICOM INC
filed 2005-09-12
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2004, as reported on the Nasdaq National Market was approximately $443,840,284. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2005, there were approximately 46,453,761 shares of Registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2005
INDEX

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

Overview

Symmetricom is a leading supplier of synchronization and timing products of communications service providers, network equipment manufactures, U.S. Department of Defense (DOD), aerospace contractors, enterprises, governments and research facilities. We supply solutions for customers who demand reliable “carrier class” products and engineering expertise in a variety of applications, including network synchronization, timing, frequency generation and distribution, testing, management, verification and/or the measurement of a time and frequency-based signal. We design and manufacture timing solutions for the U.S. aerospace industry, precision references for global communications, telecom synchronization management systems, secure GPS time for the U.S. government, rubidium clocks, cesium clocks, and network timeservers. Our products include synchronization network elements, and timing elements wireline, cable and wireless networks as well as the provision of professional services. Our products play an essential role in network reliability, and quality of service for wireline, cable and wireless communication networks, enabling our customers to increase performance, minimize service interruptions, and provide seamless voice, video and data services efficiently in their network infrastructure.

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

Reportable Segments

Subsequent to our acquisitions of TrueTime and Datum, we reorganized our structure and now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM (original equipment manufacturer) Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is our Timing, Test and Measurement Division. Information as to net revenue and gross profit margin attributable to each of our reportable segments for each year in the three-year period ended June 30, 2005, is contained in Note N of our notes to the consolidated financial statements.

Telecom Solutions Division

Our network solutions synchronize the flow of information (such as voice, video and data) in telecommunications networks. As an innovator in the development of synchronization equipment and solutions, we continue to pioneer the development of time and frequency protocols and distribution, as well as innovation of cesium tubes, rubidium oscillators and hydrogen masers. We hold significant patent portfolios in advanced control algorithms and implementations using the Global Positioning System (GPS), DOCSISTM Timing Interface (DTI) and Code Division Multiple Access (CDMA). Our technology improves the performance, reliability and operability of the telecommunication infrastructure. In fiscal 2005, we actively participated in the modernization of several synchronization networks with certain service providers, and helped others to develop future plans for such efforts. The carriers and operators are being driven by network economics and competitive forces to evolve their network infrastructure toward integrated transmission and switching functions and packet-based technologies. We believe this evolutionary trend, in turn, demands a more intelligent and reliable synchronization infrastructure. Symmetricom played a leading role in the specification process at CableLabsTM where the next generation of cable services and infrastructure are defined. In this effort Symmetricom contributed technology and expertise to specify the first standardized time and frequency synchronization standard in a next generation packet network. We continue to build a strong portfolio of precise time and frequency solutions and address the growing synchronization requirements of all layers of the existing circuit switched network and next generation packet networks.

The Global Services segment provides services for all our product lines and continued growing its business during this fiscal year by expanding its product offerings for the Telecom Solutions Division with innovative new services such as Sync Office Audits and Spares Support. Symmetricom continues to add new customers globally and work closely with existing customers to deliver service products customized to meet their needs.

Timing, Test and Measurement Division

Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for a wide variety of applications to the aerospace, defense, enterprise, test and measurement marketplaces. Products include synchronized clocks, network timeservers, network displays, time code generators, computer plug-in cards and primary reference standards such as Cesium Frequency Standards and Active Hydrogen Masers. Customer applications include frequency and time synchronization, synchronizing computer networks and calibration of lab equipment. To support both a diverse customer and product base, the division has built strong application engineering capabilities that allow us to tailor our standard product platforms to our customers’ unique system requirements.

During the past fiscal year, the division continued its strong emphasis on government program business and successfully won approximately seven major opportunities in government secure fixed communications, secure mobile communications and air traffic control. Key customers included Lockheed Martin, Raytheon, Northrop Grumman, Boeing, DISA and various military procurement and service agencies. We also significantly grew our international business with an emphasis on enterprise network timeservers. New products introduced during the year included a new line of universal-signaling time and frequency boards, the 8040C rubidium frequency reference, several new options for our flagship XLi platform, including the XLi SAASM, which opened the door to Symmetricom addressing the next generation of secure GPS requirements, the XL-GPS mid-range receiver, and the XL-750 which is a targeted product for the Power Utilities industry.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. Our principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and our telephone number is (408) 433-0910.

We maintain a website located at www.symmetricom.com. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it, to the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The markets served by Symmetricom include: wireline and cable infrastructure, OEM telecommunications synchronization, broadband access and timing, test and measurement instrumentation for aerospace, defense, enterprise and power utilities.

The past several fiscal years have posed a tremendous challenge to the telecommunications industry. Carriers and service providers have struggled with rapid changes in their customer base, high customer turnover, competition, evolving business models, continuing changes in the regulatory environment and changing service demands. Carriers and service providers continue to scrutinize their capital expenditures closely and continue to focus on leveraging their investments. In this environment, efficient use of the existing infrastructure becomes critical to the service provider’s success.

The time and frequency industry may be divided into the following markets: wireline infrastructure (systems), cable infrastructure (systems), Wireless/OEM products, specialty manufacturing/other and timing, test and measurement.

Wireline Infrastructure (Systems) Market

The wireline infrastructure market includes local, long distance and international telecommunications service providers and carriers. Customers in this market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), and other telephone companies. Demand from most of this sector has declined over the past several fiscal years as network service providers continue to decrease their capital spending. In the United States, there is continued uncertainty regarding telecommunication de-regulation policies, and we believe this uncertain environment has contributed to the reduced spending by service providers. We believe that the need to make networks efficient, the need for greater reliability and the demand for better quality of service in the infrastructure may enhance the need for synchronization over the long-term. Further, new packet technologies may require new or enhanced synchronization technologies and protocols in networks. As these new technologies are deployed, we expect to see increasing demand for synchronization. However, the adoption of such new technologies may occur slowly.

Wireless/OEM Products Market

Symmetricom’s Wireless/OEM products market consists of wireless and broadband access. Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. In certain wireless technologies, lack of proper synchronization may result in signal degradation and dropped calls and loss of data, thereby decreasing network efficiency and capacity. Furthermore, certain engineering requirements demand a high level of synchronization to support a greater number of callers simultaneously. Currently the next generation wireless base stations supporting 3G is the target market for our OEM technology and products. Historically our wireless business has generated lower margins than our wireline business. As previously discussed, the cable market has an emerging synchronization requirement. This requirement not only defines systems, but also embedded clients to receive synchronization signals. While these interfaces have been standardized in the cable market, Symmetricom markets its embedded implementations to receive and process these signals in a cable vendor’s equipment.

Broadband access is another part of our Wireless/OEM products segment. The demand for bandwidth from businesses continues to grow steadily, and broadband service providers have focused on meeting the increased demand by more efficiently utilizing their existing infrastructure. Symmetricom’s GoWide family of broadband access products allows carriers to offer enhanced high-speed data services to their business customers through their existing DSL infrastructure. Currently, our G.shdsl products serve a niche market primarily deployed in Europe.

Specialty Manufacturing Market

Our production facility in Puerto Rico is outfitted to provide specialty (contract) manufacturing to select clients. Customers in this market are mainly from the semiconductor and medical industries. The purchase volume of our customers was consistent throughout fiscal 2005. The gross margin of these contract-manufacturing arrangements is typically lower than the margin in our other business.

Timing, Test and Measurement Market

Time and frequency instruments are important for expanding government communications systems of wireline, wireless, satellite and computer network technologies, as well as for synchronizing critical infrastructures such as U.S. power generation and the distribution grid. The increase in demand for precision timing is due in part to the growth in public sector communications and computer network systems worldwide. Growth in data, voice and video transmissions on these networks is anticipated to lead to an increased demand for substantial bandwidth compared to traditional voice traffic. We believe that these trends will lead to increased demand for precision time and frequency products, which synchronize these networks. In addition, we believe the network centric activities within private and public businesses that are installing, growing or maintaining Internet Protocol networks of computer servers and clients may also drive growth in the demand for time and frequency products. Information control in the network, as well as applications support requiring synchronized time-of-day on a secure IP infrastructure, are driving the implementation of accurate network time appliances on the network. We believe these trends will continue and will drive future growth in the demand for network based time and frequency products and services.

Products

We provide infrastructure solutions for the global communications market. We are a leading provider of precise synchronization, timing and frequency solutions. The following discussion includes products from each of our five reportable segments: Wireline products, Wireless/OEM products, Global Services, Specialty Manufacturing/Other and Timing, Test and Measurement products.

Wireline Products

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (i.e., voice, video, data, etc.) throughout the network. For these networks to function efficiently, it is essential that each network be synchronized and individual nodes within the network operate within precise tolerances. Precision synchronization equipment throughout these networks provides a frequency and/or time reference to enable digital switching, routing and transmission systems to operate at a common, synchronized clock rate, thereby aligning timeslots which increase bandwidth utilization while minimizing signal degradation and reducing errors throughout a network.

Our core system products are built on atomic clock (such as cesium and rubidium) and GPS technologies. The products belong to one of four classes:

•       Primary Reference Sources (PRS)—consists of the GPS-based Time Source family, and the cesium-based Time Cesium.

•       Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the versatile SSU 2000 and the carrier class TimeHub, both intelligent sync distribution systems.

•       Next Generation Timing Sources—consists of TimeProvider, the industry’s first node clock (hybrid SSU & PRS), and other products currently under development to address emerging needs in the wireline and cable markets.

•       Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, and TimeScan, the PC-based system.

Wireless/OEM Products

The primary use of our wireless products is in wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA2000 or Wideband CDMA and the governing standards that apply. For example, in CDMA, most manufacturers require GPS for every base station with either a high performance quartz or rubidium oscillator. In addition, enhanced 911 (E911) services, which include wireless location technology helping emergency services personnel locate and provide assistance to wireless 911 callers much more quickly, and similar location based services require technology that utilizes accurate timing (typically derived from GPS) for the location measurement unit (LMU) products.

These solutions are also available to other communication applications requiring high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

Specific products we provide are:

•       Rubidium atomic oscillators with various performance levels.

•       GPS accessory components, which include receiving antennas, timing antennas, splitters, amplifiers, and lightning protectors.

•       Sub-system cards or modules used within another manufacturer’s equipment such as wireless base stations or broadband wireless solutions. These are customized for each manufacturer, using a combination of GPS, quartz oscillators, rubidium atomic oscillators, input/output signals and control algorithms. Some of the control algorithms are contained in our BesTime technology.

•       Another product family within Wireless/OEM Products is our broadband access products family. Incumbent carriers are moving transport of traditional data services away from legacy equipment to new infrastructure equipment in order to lower their operational costs. Alternate carriers are moving to deliver cost effective competitive services over their ATM-based Digital Subscriber Line Access Multiplexers (DSLAMs).

•       Our GoWide 2.3, 4.6, 9.2 and 18.4 Symmetrical High-speed Digital Subscriber Line (SHDSL) modems portfolio offers higher data rates, greater reach and enhanced spectral compatibility when compared to legacy transport technologies. These products deliver high speeds by bundling multiple DSL links, and focus on circuit emulation applications. In addition, our GoWide network termination units provide private line and frame relay services over SHDSL utilizing the carrier’s ATM network.

•       Carriers choosing SHDSL to deploy services delivering higher symmetrical-speeds, enhanced routing and security capabilities are all potential users of GoWide. These products deliver high value features demanded by small to medium sized businesses requiring increased data bandwidth. Currently, deployment of our broadband products has been primarily in Europe and acceptance of G.shdsl has been slow in the U.S.

Global Services

Our Global Services organization provides lifecycle services for all Symmetricom product lines. Services products fall into five main categories:

•       Engineering and installation—Our engineering and installation services help customers implement new Symmetricom product purchases.

•       Operations and support programs—Our operations and support programs such as Sync Office Audits assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

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

Timing, Test and Measurement Products

We offer a wide variety of precision time and frequency products sold primarily to the aerospace/defense, government and public sector. These products can generally be divided into the following broad categories:

•       Precise Time and Frequency Products—We manufacture precision time products that allow our customers to keep accurate time within 40 billionths of a second in a 24-hour period. In many ways, our precise time products are similar to clocks and stopwatches—our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy of our clocks in perspective, a clock, which accumulates a 40 billionth of a second time error over a 24-hour period, will require more than 500,000 years to accumulate an error of one second.

Quartz-based clocks are subject to numerous physical factors that affect the overall clock accuracy and stability, including temperature changes and aging. We rely upon GPS as a timing reference for continuously disciplining our oscillators, the fundamental component that determines the accuracy of our time and frequency products. .

•       Computer Plug-In Cards—We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with common bus components. Aside from providing accurate time measurement, these cards can provide a variety of time and frequency and other time outputs and functions, as well as time transfer for synchronization. Currently, plug-in cards connected by cables provide an easy and accurate way to synchronize the clocks of two or more computers. We also offer software development tools to speed the integration of these cards into software applications, which may save software developers significant time and money.

•       Computer Network Time Servers—We manufacture several products for computer network time distribution. These products provide an extremely powerful and efficient manner in which to bring entire networks of computers into precise time synchronization. Designated computers run programs in the background that periodically adjust the time of each local computer to that of the network time server. As a result, we believe that network synchronization of thousands of computers to an accuracy of a second or less is achievable using these products. With the pervasive growth of the Internet and e-commerce and increasing electronic transactions, we believe that the demand for such synchronization products will increase.

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

•       Time Displays—These one-half-inch to four-inch light-emitting diode, or LED displays, often present a variety of information including the time of day, frequency information regarding system electrical current, or “countdown-to-launch” arrays. In many cases, the display is sold as an accessory to a precision clock to display the precise time in an instrument rack or control room.

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

•       Space, Defense and Avionics—We offer products and programs that use cesium, rubidium and quartz technologies for a wide range of uses, whether it is a defense related mobile terrestrial or airborne platform, or a satellite platform in space. We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military satellite applications. For applications such as FA-22 Raptor and F-35 Joint Strike Fighter planes, our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs. Small size, low power demand, fast warm-up capability, superior stability and superior spectral purity make these devices suitable for critical and tactical aerospace applications like radio navigation, satellite transmission and tracking and guidance systems.

Sales, Sales Services and Marketing

We sell our products directly to customers and through domestic and international distributors and systems integrators. In the United States, our wireline, cable, wireless and broadband access products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable television operators, Internet Service Providers (ISPs) and OEMs. Our instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are sold through an internal telesales channel.

Internationally, we market and sell our products through our sales force, independent sales representatives, distributors and system integrators. As of June 30, 2005, we employed a sales, sales service, and marketing force of 125 people, including 95 employees in domestic sales, 9 employees in international sales and 21 employees in marketing.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions and internal security to establish and protect our proprietary rights.

As of June 30, 2005, we had 45 United States patents, of which 39 are active and more than 20 pending patent applications covering certain technology used by our operations. The 39 United States patents issued expire between July 2005 and August 2022. In addition, we use technology licensed from others. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Manufacturing

Our manufacturing process for standard products consists primarily of in-house electrical assembly and test performed by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama and Hofolding, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled and tested in Santa Rosa, California. All of our manufacturing facilities are certified and registered to the ISO 9001:2000 quality system standard. During fiscal 2005 our Beverly, Massachusetts facility was upgraded to meet the higher TL 9000 quality system standard (a standard for manufacturing and engineering). Our San Jose, California facility was also upgraded to meet the TL 9000 quality system standard for its engineering process (it is not a manufacturing site). We currently do not plan to upgrade our Santa Rosa, California; Tuscaloosa, Alabama and Hofolding, Germany facilities.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Our total backlog amounted to $31.0 million as of June 30, 2005, compared to $41.8 million as of June 30, 2004. Our backlog, which is shippable within the next six months, was $20.5 million as of June 30, 2005, compared to $27.9 million as of June 30, 2004. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results.”

Key Customers and Export Sales

No single customer accounted for more than 10% of our net revenue during fiscal 2005, 2004 and 2003. Our export sales, which were primarily to Western Europe, Latin America, Asia and Canada, accounted for 35%, 32% and 33% of our net revenue in fiscal years 2005, 2004 and 2003, respectively. For additional information regarding our export sales, see note N to our consolidated financial statements. We have products operating in 92 countries.

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

Competition

Competition in the telecommunications industry is intense. Many of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Emrise Corp., and Oscilloquartz SA. Competitors of our Wireless/OEM Products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. In the enterprise network timing market, we compete primarily with Meinberg and EndRun Technologies. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc. and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products exclusively for use in military applications could enter commercial markets and compete directly with us. Competitors of our timing, test and measurement products include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition.

Research and Development

As of June 30, 2005, we had 86 engineers and technicians directly involved in the research, design and development of our products. We also utilize domestic and international contractors (primarily India) to assist us in our research and development activities. We focused our development efforts in fiscal 2005 on the development of both hardware and software products. Our new product development program includes wireline and wireless synchronization, network management software, government communication, space defense, avionics, network time service, integrated access devices and updates and maintenance on existing products. In fiscal years 2005, 2004 and 2003, our overall research and development expenditures was $16.3 million, $16.8 million and $21.5 million, respectively. We expensed all research and development expenditures as they were incurred.

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

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced.

Employees

At June 30, 2005, we had 830 employees, including 554 in manufacturing, 86 in engineering and 190 in sales, marketing, service and general and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 2.        Properties

The following are our principal facilities as of June 30, 2005:

Location	Principal Operations	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration Date
Irvine, California	Manufacturing (vacant)	46,000	July 2005
Irvine, California	Manufacturing (vacant)	67,000	July 2005
San Jose, California	Corporate Headquarters (partial sublease)	118,000	April 2009
San Jose, California	Administrative Office (sublease)	6,000	September 2005
Santa Rosa, California	Manufacturing/Administrative (partial vacant)	70,000	December 2015
Santa Rosa, California	Manufacturing (partial sublease)	25,000	December 2008
Beverly, Massachusetts	Manufacturing	54,000	Owned
Austin, Texas	Administrative Office	15,000	December 2006
Tuscaloosa, Alabama	Manufacturing	5,000	March 2007
Hofolding, Germany	Manufacturing/Administrative	7,000	January 2009
Crowthorne, UK	Administrative	1,200	October 2008
Subang Java, Malaysia	Administrative	700	May 2008
Aguadilla, Puerto Rico	Manufacturing	87,000	February 2016
Beijing, China	Administrative	200	February 2006
Beijing, China	Administrative	807	February 2006
Guangzhou, China	Administrative	600	February 2006

We have sublet approximately 34,000 square feet of our San Jose facility through March 2007 and approximately 16,025 square feet of our Santa Rosa facility through November 2008. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future. In December 2003, we completed the integration and consolidation of our former manufacturing operations in our Irvine facility into our Beverly, Massachusetts’s facility.

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

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Symmetricom

Following is a list of our executive officers as of June 30, 2005 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	55	Chief Executive Officer
William Slater	53	Chief Financial Officer and Secretary
John Yuzdepski	43	Executive Vice President and General Manager TS Division
Bruce Bromage	51	Executive Vice President and General Manager TT&M Division
Nancy Shemwell	49	Sr. VP Global Sales & Support

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

Mr. Slater has served as Chief Financial Officer and Secretary of Symmetricom since August 2000. From September 1991 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company that was a division of Viacom. Mr. Slater was V.P of Financial Planning at Simon & Schuster from December 1985 though September 1991. Prior to that Mr. Slater was Controller of Revlon’s Professional Products Group.

Mr. Yuzdepski has served as Chief Marketing Officer since October 2004 and in June 2005 was appointed to Executive Vice President and General Manager of the Telecom Solutions Divisions. Prior to joining Symmetricom, Mr. Yuzdepski was Vice President of Sales and Marketing at Alloptic Inc. in 2004, and between 2002 and 2004  Mr. Yuzdepski was Vice President and General Manager of Openwave Inc.’s Messaging Group. Prior to joining Openwave Mr. Yuzdepski was a Vice President at Sprint Corporation where he led product management and development for the Sprint PCS Division.

Dr. Bromage has served as Executive Vice President and General Manager of the Time, Test and Measurement Division since April 2004. Dr. Bromage joined Symmetricom in April 2002 and served as Vice President, Strategic Planning and Alliances from April 2002 to April 2004. Prior to joining Symmetricom, from February 2000 to April 2002, Dr. Bromage held senior management positions with two startup companies. From August 1993 to February 2000, Dr. Bromage held senior marketing and general management positions with Hewlett Packard.

Ms. Shemwell has served as Sr. VP Global Sales & Support since October 2004 and has held a variety of senior positions with global business responsibilities including assignments in Europe and North America. Her experience covers a broad spectrum of general management, sales, and marketing roles in rapidly developing markets. Previous positions include that of President and CEO of Jovial Test

Equipment, a sixteen year career with Nortel Networks where she held titles of President, Micom Communications Corporation (a Nortel subsidiary), Vice President Business Segments, Vice President Sales and Marketing Wiltel (Nortel’s largest enterprise distributor) and Director Marketing for Europe, Middle East and Africa.

PART II

Item 5.     Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market, under the symbol “SYMM”. We had approximately 1,292 stockholders of record as of August 31, 2005.

The following table sets forth the high and low per share sale prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low
Year ended June 30, 2004
First Quarter	$7.15	$4.10
Second Quarter	7.70	5.91
Third Quarter	11.00	6.98
Fourth Quarter	10.00	7.13
Year ended June 30, 2005
First Quarter	9.69	6.39
Second Quarter	11.34	8.35
Third Quarter	11.33	8.22
Fourth Quarter	11.70	9.19

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. As of June 30, 2005, there were approximately 0.6 million shares remained eligible for repurchase. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of June 30, 2005.

The following table provides monthly detail our share repurchases and forfeitures during fiscal 2005:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
October 1, 2004 through October 31, 2004	17,000	$9.04
December 1, 2004 through December 31, 2004	45,000	9.74
January 1, 2005 through January 31, 2005	25,000	8.69
February 1, 2005 through February 28, 2005	—	—	14,009
April 1, 2005 through April 30, 2005	50,000	9.80
May 1, 2005 through May 31, 2005	—	—	5,000
June 1, 2005 through June 30, 2005	49,400	10.73
Total	186,400	$9.82	19,009

During fiscal 2005, we repurchased 186,400 shares for an aggregate price of approximately $1.8 million. Upon termination of various employees, 19,009 shares of restricted stock were forfeited pursuant to existing agreements.

Item 6.        Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year ended June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Net revenue	$189,147	$172,847	$132,049	$72,643	$152,668
Operating income (loss)	19,190	(4,096)	(46,047)	(11,141)	21,784
Income (loss) before income taxes	20,298	(4,373)	(46,500)	(8,973)	34,877
Income (loss) from continuing operations	17,754	(2,250)	(34,347)	(5,695)	28,824
Gain (loss) from discontinued operations(1)	162	13	(14,970)	410	506
Net earnings (loss)	17,916	(2,237)	(49,317)	(5,285)	29,330
Basic earnings (loss) per share from continuing operations(2)	0.39	(0.05)	(0.96)	(0.25)	1.23
Basic earnings (loss) per share from discontinued operations(2)	—	—	(0.42)	0.02	0.02
Basic net earnings (loss) per share(2)	0.39	(0.05)	(1.38)	(0.23)	1.25
Diluted earnings (loss) per share from continuing operations(2)	0.38	(0.05)	(0.96)	(0.25)	1.15
Diluted earnings (loss) per share from discontinued operations(2)	—	—	(0.42)	0.02	0.02
Diluted net earnings (loss) per share(2)	0.38	(0.05)	(1.38)	(0.23)	1.17
Total assets	392,171	247,590	233,890	130,310	155,403
Long-term obligations	126,967	8,827	10,057	6,574	7,184
Stockholders’ equity	226,175	196,484	183,432	104,189	120,117

(1)          Reflects amounts related to gains (losses) on discontinued operations. The Trusted Time Division was discontinued in fiscal 2003 and the Linfinity business was sold in fiscal 1999. The gain in fiscal 2005, 2004 and the loss in fiscal 2003 are from the discontinued Trusted Time Division. The gain in fiscal 2001 is a result of a change in estimate of the selling expenses of the Linfinity business while the gain in fiscal 2002 represents a release of funds from an escrow account that was established in connection with the sale of the Linfinity business.

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

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, internet service providers (ISPs) and communications original equipment manufacturers (OEMs). With the fiscal 2003 acquisition of TrueTime and Datum, we broadened our customer base to include aerospace contractors, governments and research facilities.

On June 24, 2005 we entered into a definitive agreement with Agilent Technologies, Inc. to purchase its Frequency and Time Standards instrumentation product line, including the 5071A cesium primary frequency standard. This acquisition is expected to enhance Symmetricom’s position in the area of cesium standards and to further Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. This transaction was to acquire only certain assets of Agilent Technologies for a cost of approximately $8.0 million. The acquisition of assets was accounted for as a purchase and closed on August 1, 2005.

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

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, stock options, and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Symmetricom considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, reserve for warranty, inventory valuation, accounting for income taxes, valuation of investments and valuation of intangible assets and goodwill to be critical policies due to the estimates and judgments involved in each.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage an independent third-party appraisal firm to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made.

Warranty

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. The income from extended warranty contracts is recognized ratably over the period of contract.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold. During fiscal 2005, we charged $1.0 million to cost of goods sold to write down excess and obsolete inventory.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed in part under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires at the end of fiscal year 2006. The change in tax law may affect our future tax rate.

The carrying value of our net deferred tax assets, which is made up of tax deductions, net operating loss carryforwards, and tax credits, assumes we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits is related to stock options and has a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Investments

We did not carry any investments in public or private companies during fiscal 2004 and 2005.

During fiscal 2003, we concluded that the decline in value of our investment in the common stock of Sarantel Ltd., a privately held company was other than temporary. We recorded $0.2 million as a loss on equity investment. On March 3, 2005, Sarantel went public in the United Kingdom and began trading on the AIM market of the London Stock Exchange under the symbol SLG.  Subsequently, the Company sold the stock of Sarantel Ltd. and recorded a gain of $0.4 million on the investment in June 2005.

Valuation of Goodwill

We perform goodwill impairment tests in accordance with SFAS no. 142, “Goodwill Impairment,” on an annual basis and between annual tests in certain circumstances for each reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. In fiscal 2005 and 2004, no impairment losses were recorded based on these evaluations. In fiscal 2003, we recorded $14.7 million of goodwill impairment, $11.6 million of which related to the discontinuance of the Trusted Time Division.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In fiscal 2005, 2004 and 2003, no impairment losses were recorded based on these evaluations.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations.

	Year ended June 30,
	2005	2004	2003
Net revenue
Telecom Solutions Division:
Wireline Products	43.9%	41.3%	46.6%
Wireless/OEM Products	14.7%	20.0%	23.5%
Global Services	5.1%	4.8%	2.9%
Specialty Manufacturing/Other	5.2%	5.5%	3.8%
Timing, Test and Measurement Division	31.1%	28.4%	23.2%
Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	51.1%	58.7%	60.8%
Amortization of purchased technology	2.1%	2.3%	2.4%
Write-off of Telmax royalty	—%	—%	0.4%
Integration and restructuring charges.	—%	3.4%	1.3%
Gross profit	46.8%	35.7%	35.1%
Operating expenses:
Research and development	8.6%	9.7%	16.3%
Selling, general and administrative	27.7%	26.5%	35.4%
Amortization of goodwill and intangibles	0.3%	0.5%	0.9%
Integration and restructuring charges	—%	1.3%	5.1%
Impairment of goodwill	—%	—%	11.1%
Acquired in-process research and development	—%	—%	1.2%
Operating gain (loss)	10.1%	(2.4)%	(34.9)%
Gain (loss) on equity investments, net	0.2%	—%	(0.3)%
Interest income	0.8%	0.2%	0.5%
Interest expense	(0.4)%	(0.3)%	(0.5)%
Income (loss) before income taxes	10.7%	(2.5)%	(35.2)%
Income tax provision (benefit)	1.3%	(1.2)%	(9.2)%
Income (loss) from continuing operations	9.4%	(1.3)%	(26.0)%
Gain (loss) from discontinued operations, net of tax	0.1%	—%	(11.3)%
Net Income (loss)	9.5%	(1.3)%	(37.3)%

Fiscal Years Ended June 30, 2005 and 2004

Net revenue

	Year ended
	June 30,		Percentage
	2005	2004	Change
Net Revenue (in thousands):
Wireline Products	$83,129	$71,467	16.3%
Wireless/OEM Products	27,723	34,617	(19.9)
Global Services	9,712	8,315	16.8
Specialty Manufacturing/Other	9,759	9,537	2.3
Timing, Test and Measurement Division	58,824	48,911	20.3
Total Net Revenue	$189,147	$172,847	9.4%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services sales. Net revenue increased 9.4% to $189.1 million in fiscal 2005 from $172.8 million in fiscal 2004. The increase in net revenue was attributable to the Wireline Products segment increase of  $11.7 million, or 16.3%, which was due primarily to major customers upgrading their networks and growth in international business including a $2.3 million project in Costa Rica. The Timing, Test and Measurement segment increased $9.9 million, or 20.3%, as military-related purchases of our timing and frequency solutions for mobile communication applications drove a significant portion of the sales growth. The Global Services segment revenue increased $1.4 million, or 16.8%, primarily due to product sales volume increase. The Specialty Manufacturing/Other segment increased of $0.2 million, or 2.3%, due to overall increases in the electronics industry. These revenue increases were partially offset by a $6.9 million, or 19.9%, reduction in Wireless/OEM segment revenue due to reported softness in the wireless industry and a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions.

Cost of products and services

	Year ended
	June 30,		Percentage
	2005	2004	Change
Cost of Products and Services (in thousands):
Wireline Products	$35,848	$37,084	(3.3)%
Wireless/OEM Products	19,621	25,781	(23.9)
Global Services	5,547	4,832	14.8
Specialty Manufacturing/Other	8,115	8,168	(0.6)
Timing, Test and Measurement Division	27,589	25,545	8.0
Other cost of sales	3,899	9,773	(60.1)
Total Cost	$100,619	$111,183	(9.5)%
Percentage of Revenue	53.2%	64.3%

Cost of products and services, including other cost of sales, decreased $10.6 million, or 9.5%, during the fiscal 2005 compared with fiscal 2004. Cost of products and services for Wireline products decreased $1.2 million, or 3.3%, while Wireline products revenue increased 16.3%. The improvement in Wireline products cost was due to overhead volume savings, material cost reductions and favorable mix due to increased revenue on higher margin products. Cost of products and services for Wireless/OEM products decreased $6.2 million, or 23.9%, which is in line with the revenue decrease of 19.9%. Cost of products and services for Global Services products increased $0.7 million, or 14.8%, which was lower than the revenue increase of 16.8% since the revenue increase was primarily higher margin services. Cost of products and services for Specialty Manufacturing/Other products decreased $53,000, or 0.6%, which was in line with flat revenue increase of 2.3%. Cost of products and services for Timing, Test and Measurement products increased $2.0 million, or 8.0%, which was much lower than the revenue increase of 20.3%. This improvement was due to overhead volume savings, material cost savings, and savings due to the elimination of higher startup manufacturing costs at Beverly, Massachusetts after the shutdown of our Irvine, California facility.

Other cost of sales includes amortization of purchased technology, which remained constant during fiscal 2005 and 2004 at $3.9 million. In fiscal 2005, we had no charges for integration and restructuring as compared to the $5.9 million charge in fiscal 2004, which was primarily attributable to the closure of the Irvine, California manufacturing facility and the move of production to Beverly, Massachusetts.

Gross Profit

	Year ended
	June 30,		Percentage
	2005	2004	Change
Gross Profit (in thousands):
Wireline Products	$47,281	$34,383	37.5%
Wireless/OEM Products	8,102	8,836	(8.3)
Global Services	4,165	3,483	19.6
Specialty Manufacturing/Other	1,644	1,369	20.1
Timing, Test and Measurement Division	31,235	23,366	33.7
Other cost of sales	(3,899)	(9,773)	(60.1)
Total Gross Profit	$88,528	$61,664	43.6%
Percentage of Revenue	46.8%	35.7%

In fiscal 2005, gross profit, excluding other cost of sales, increased $26.9 million, or 43.6%, compared to fiscal 2004. This increase was greater than the revenue increase of 9.4%. Gross profit for the Wireline products increased $12.9 million, or 37.5%, which was higher than the 16.3% revenue increase for the same period due to the improvements mentioned in the cost of revenue commentary. Gross profit for the Wireless/OEM products decreased $0.7 million, or 8.3%, which was lower than the 19.9% revenue decline for the same period due primarily to the 2004 shutdown of the Irvine, California manufacturing facility. Gross profit for Global Services increased $0.7 million, or 19.6%, which was higher than the 16.8% revenue increase for the same period due to an increase in sales of higher margin services. Gross profit for the Specialty Manufacturing/Other products increased $0.3 million, or 20.1%, which was lower than the 2.3% revenue increase for the same period. Gross profit for the Timing, Test and Measurement products increased  $7.9 million, or 33.7%, which was higher than the 20.3% revenue increase for the same period due to the savings mentioned in the cost of revenue commentary. In fiscal 2005, gross margin improved $5.9 million for the other cost of sales due to the absence of integration and restructuring charges when compared to the same period of prior year.

Operating Expense

Research and development

	Year ended
	June 30,		Percentage
	2005	2004	Change
Research and development expense (in thousands)	$16,286	$16,772	(2.9)%
Percentage of Revenue	8.6%	9.7%

For fiscal 2005, research and development expenses were $16.3 million compared to $16.8 million in fiscal 2004. The decrease in the research and development expenses was primarily due to the reduction in force of the research and development employees at the Irvine, California site that closed in December 2003.

Selling, general and administrative including amortization of intangibles

	Year ended
	June 30,		Percentage
	2005	2004	Change
Selling, general and administrative including amortization of intangibles (in thousands)	$53,052	$46,663	13.7%
Percentage of Revenue	28.0%	27.0%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased 13.7% to $53.1 million for fiscal 2005 compared to $46.7 million for the fiscal 2004. This $6.4 million increase in selling, general and administrative expenses was attributable primarily to salary increases for employees that become effective in July 2004, the hiring of three new senior sales and marketing executives, stock based compensation and external audit and internal testing costs associated with Sarbanes-Oxley section 404 compliance.

Integration and restructuring charges

	Year ended
	June 30,		Percentage
	2005	2004	Change
Integration and restructuring charges (in thousands)	$—	$2,325	(100.0)%
Percentage of Revenue	—%	1.3%

During fiscal 2005, we did not incur any integration and restructuring charges.

In fiscal 2004, we recorded integration and restructuring charges of $2.3 million in acquisition-related costs and other restructuring expenses. Of these costs, $1.6 million is related to our facility restructuring in Irvine, California and $0.7 million is for land remediation accruals related to a former Datum facility in Austin, Texas. See Note O of our notes to the consolidated financial statements for further discussion of integration and restructuring charges.

Impairment of goodwill

We performed an annual goodwill impairment test as of June 30, 2005 and June 30, 2004 and determined that goodwill was not impaired.

Acquired in-process research and development expenses

During fiscal 2005 and 2004, we did not record any purchased in-process research and development expense.

Gain on sale of equity investments

	Year ended
	June 30,		Percentage
	2005	2004	Change
Gain on equity investments (in thousands)	$389	$—	100.0%
Percentage of Revenue	0.2%	—%

During fiscal 2005, we recorded a gain of $0.4 million from the sale of our investment in Sarantel Ltd., which was expensed in fiscal 2003 as fully impaired. In fiscal 2004, we did not realize any gains or losses on equity investments.

Interest income

	Year ended
	June 30,		Percentage
	2005	2004	Change
Interest income (in thousands)	$1,533	$308	397.7%
Percentage of Revenue	0.8%	0.2%

Interest income increased to $1.5 million in fiscal 2005 compared to $0.3 million in fiscal 2004 due primarily to higher interest rates and cash levels in fiscal 2005. Interest on the proceeds from sale of our $120 million convertible notes, which started accruing on June 15, 2005.

Interest expense

	Year ended
	June 30,		Percentage
	2005	2004	Change
Interest expense (in thousands)	$(814)	$(585)	39.1%
Percentage of Revenue	(0.4)%	(0.3)%

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense increased 39.1% to $0.8 million in fiscal 2005 from $0.6 million in fiscal 2004 due primarily to interest expense on our convertible notes, which started accruing at 3.25% on June 15, 2005.

Income tax provision (benefit)

	Year ended
	June 30,		Percentage
	2005	2004	Change
Income tax provision (benefit) (in thousands)	$2,544	$(2,123)	(219.8)%
Percentage of Revenue	1.3%	(1.2)%

Our income tax provision was $2.5 million (effective tax provision rate of 12.5%) in fiscal 2005 compared to an income tax benefit of $2.1 million (effective tax benefit rate of 48.5%) in fiscal 2004. The effective tax rate has fluctuated significantly as a result of recognition of deferred tax assets related to Puerto Rico operations and a return to full year profitability. Our effective tax rate has also been affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006.

Gain from discontinued operations, net of tax

	Year ended
	June 30,		Percentage
	2005	2004	Change
Gain from discountinued operations, net of tax (in thousands)	$162	$13	1,146.2%
Percentage of Revenue	0.1%	0.0%

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2005, we recorded a gain of $162,000 from our discontinued operations, which was attributable to the final payment arising from the sale of software. During fiscal 2004, we recorded a gain of $13,000 from our discontinued operation.

Net Income (loss)

	Year ended
	June 30,		Percentage
	2005	2004	Change
Net income (loss) (in thousands)	$17,916	$(2,237)	(900.9)%
Percentage of Revenue	9.5%	(1.3)%

As a result of the factors above, net income was $17.9 million, or $0.39 per basic and $0.38 per diluted share, in fiscal 2005 compared to a net loss of $2.2 million, or $0.05 per basic and diluted share, in fiscal 2004.

Fiscal Years Ended June 30, 2004 and 2003

Net revenue

	Year ended June 30,		Percentage Change
	2004	2003
Net Revenue (in thousands):
Wireline Products	$71,467	$61,494	16.2%
Wireless/OEM Products	34,617	30,976	11.8
Global Services	8,315	3,852	115.9
Specialty Manufacturing/Other	9,537	4,961	92.2
Timing, Test and Measurement Division	48,911	30,766	59.0
Total Net Revenue	$172,847	$132,049	30.9%
Percentage of Revenue	100.0%	100.0%

In fiscal 2004, net revenue increased by $40.8 million, or 30.9%, from $132.0 million in fiscal 2003 to $172.8 million. The increase in net revenue was attributable to the Wireline Products increased $10.0 million, or 16.2%, due primarily to the full year impact of the Datum and TrueTime acquisitions. The Timing, Test and Measurement segment increased $18.1 million, or 59.0%, as military-related purchases of our timing and frequency solutions for mobile communication applications drove a significant portion of the sales growth. The Global Services segment revenue increased $4.5 million, or 115.9%, primarily due to product sales volumes increases. Specialty Manufacturing/Other increased $4.6 million, or 92.2%, due to overall increases in the electronics industry. Wireless/OEM Products revenue increased $3.6 million, or 11.8%, due to increased purchases by wireless equipment manufacturers.

Cost of product and services

	Year ended June 30,		Percentage Change
	2004	2003
Cost of Products and Services (in thousands):
Wireline Products	$37,084	$39,392	(5.9)%
Wireless/OEM Products	25,781	21,773	18.4
Global Services	4,832	794	508.6
Specialty Manufacturing/Other	8,168	4,166	96.1
Timing, Test and Measurement Division	25,545	17,293	47.7
Other cost of sales	9,773	2,300	324.9
Total Cost	$111,183	$85,718	29.7%
Percentage of Revenue	64.3%	64.9%

In fiscal 2004, cost of products and services, including other cost of sales, increased $25.5 million, or 29.7%, from $85.7 million to $111.2 million in fiscal 2003. This increase was consistent with the revenue increase of 30.9% for the same period. Cost of products and services for Wireline products decreased $2.3 million, or 5.9%, while Wireline products revenue increased 16.2%. The improvement in Wireline products cost was due to overhead volume savings, material cost reductions and favorable mix due to increased revenue on higher margin products. Cost of products and services for Wireless/OEM products increased $4.0 million, or 18.4%, compared to a revenue increase of 11.8%. This increase was primarily due to the December 2003 closure of the higher cost Irvine, California manufacturing facility and relocation to the Beverly, Massachusetts’ facility. Cost of products and services for Global Services increased $4.0 million, or 508.6%, compared to a revenue increase of 115.9%. The increase in cost was due to sales volume increases in higher margin services. Cost of products and services for Specialty Manufacturing/Other products increased $4.0 million, or 96.1%, which was consistent with the revenue increase of 92.2%. Cost of products and services for Timing, Test and Measurement increased $8.3 million, or 47.7%, compared to revenue increase of 59.0%. The increase was due to overhead savings due to higher volume, material cost savings and lower costs due to the 2004 shutdown of the Irvine, California manufacturing facility and relocation to Beverly, Massachusetts.

Other cost of sales, which includes amortization of purchased technology, increased insignificantly from fiscal 2003 to fiscal 2004. Integration and restructuring charges increased by $4.1 primarily due to the closure of the Irvine, California manufacturing facility and the move of production to Beverly, Massachusetts.

Gross profit

	Year ended
	June 30,		Percentage
	2004	2003	Change
Gross Profit (in thousands):
Wireline Products	$34,383	$22,102	55.6%
Wireless/OEM Products	8,836	9,203	(4.0)
Global Services	3,483	3,058	13.9
Specialty Manufacturing/Other	1,369	795	72.2
Timing, Test and Measurement Division	23,366	13,473	73.4
Other cost of sales	(9,773)	(2,300)	324.9
Total Gross Profit	$61,664	$46,331	33.1%
Percentage of Revenue	35.7%	35.1%

In fiscal 2004, gross profit, excluding other cost of sales, increased $15.3 million, or 33.1%, compared to fiscal 2003. This increase was consistent with the revenue increase of 30.9%. Gross profit for the Wireline Products increased $12.3 million, or 55.6%, which was higher than the 16.2% revenue increase for the same period due to the improvements mentioned in the cost of revenue commentary. Gross profit for the Wireless /OEM products decreased $0.4 million, or 4.0%, which was lower than the 11.8% revenue increase in the same period primarily due to the 2004 shutdown of the Irvine, California manufacturing facility. Gross profit for Global Services increased $0.4 million, or 13.9%, which was lower than the 115.9% revenue increase for the same period due to an increase in sales volume. Gross profit for the Specialty Manufacturing/Other products increased $0.6 million, or 72.2%, which was lower than 92.2% revenue increase for the same period. Gross profit for the Timing, Test and Measurement products increased $9.9 million, or 73.4%, which was higher than the 59.0% revenue increase for the same period due to the savings mentioned in the cost of revenue commentary. In fiscal 2004, gross margin decreased by $7.5 million, or 324.9%, of revenue for the other cost of sales primarily due to the closure of the Irvine, California manufacturing facility and the move of production to Beverly, Massachusetts.

Operating Expense

Research and development

	Year ended
	June 30,		Percentage
	2004	2003	Change
Research and development expense (in thousands)	$16,772	$21,468	(21.9)%
Percentage of Revenue	9.7%	16.3%

Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses decreased 21.9% to $16.8 million in fiscal 2004 from $21.5 million in fiscal 2003. The $4.7 million decrease in research and development expenses was primarily due to reductions in headcount and expenses for the Broadband Network Division and due to headcount and expense reductions in San Jose, California; Austin, Texas and Irvine, California related primarily to the synergies from the acquisitions.

Selling, general and administrative including amortization of intangibles

	Year ended
	June 30,		Percentage
	2004	2003	Change
Selling, general and administrative including amortization of intangibles (in thousands)	$46,663	$47,915	(2.6)%
Percentage of Revenue	27.0%	36.3%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel related expenses for our sales and services, finance, human resources, information technology and facilities departments. Selling, general and administrative expenses decreased 2.6% to $46.7 million in fiscal 2004 from $47.9 million in fiscal 2003. In fiscal 2004, we had a total of 187 employees in our selling, general and administrative departments, compared to 229 employees in fiscal 2003. The decrease in headcount resulted from restructuring plans for the integration of TrueTime and Datum. However, expenses decreased by only 2.6% because the savings from headcount reductions were partially offset by $0.9 million of costs related to our compliance process for the Sarbanes-Oxley Act of 2002 and $0.3 million in severance expenses.

Integration and restructuring charges

	Year ended
	June 30,		Percentage
	2004	2003	Change
Integration and restructuring charges (in thousands)	$2,325	$6,711	(65.4)%
Percentage of Revenue	1.3%	5.1%

During fiscal 2004, we recorded integration and restructuring charges of $2.3 million in acquisition-related costs and other restructuring expenses. Of these costs, $1.6 million was related to our facility restructuring in Irvine, California and $0.7 million was for land remediation accruals related to a former Datum facility in Austin, Texas. See Note O of our notes to the consolidated financial statements for further discussion of integration and restructuring charges.

Impairment of goodwill

	Year ended
	June 30,		Percentage
	2004	2003	Change
Impairment of goodwill (in thousands)	$—	$14,723	(100.0)%
Percentage of Revenue	—%	11.1%

We performed our annual goodwill impairment test as of June 30, 2004 and determined that goodwill was not impaired.

During fiscal 2003 we recorded a goodwill impairment charge of $14.7 million. We completed the acquisition of TrueTime and Datum during the second quarter of fiscal 2003. In connection with the acquisitions of TrueTime and Datum during the second quarter of fiscal 2003, we recorded an additional $72.8 million of goodwill. This goodwill was based upon the values assigned to the transactions at the time they were announced, March 2002 for TrueTime and May 2002 for Datum, using a Symmetricom stock price of $6.20 and $5.69 per share, respectively. At the end of the second quarter of fiscal 2003 on December 31, 2002, when the Symmetricom stock price was $4.22, which represented a decline of 31.9% and 25.8% from the Symmetricom stock price as of the acquisition announcement dates for TrueTime and Datum, respectively, management determined that goodwill was likely impaired as forecasts for anticipated revenue growth for the telecommunications industry had declined since the transactions were valued.

We compared the fair values of the reporting units to their respective carrying values and determined that the carrying values for two of the reporting units were impaired. The fair values of the reporting units were estimated using the present value of estimated future cash flows based on management’s estimates of future revenues. We recorded the $14.7 million excess of the carrying value of the reporting units goodwill over its implied fair value as an impairment loss in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Acquired in-process research and development expenses

	Year ended
	June 30,		Percentage
	2004	2003	Change
Acquired in process research and development (in thousands)	$—	$1,561	(100.0)%
Percentage of Revenue	—%	1.2%

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

Loss on sale of equity investments

	Year ended
	June 30,		Percentage
	2004	2003	Change
Loss on equity investments, net (in thousands)	$—	$(450)	(100.0)%
Percentage of Revenue	—%	(0.3)%

During fiscal 2003, we recorded a net loss of $0.5 million on the sale of equity investments primarily due to impairment losses on investment in Sarantel Ltd. During fiscal 2004, we did not sell any equity investments.

Interest income

	Year ended
	June 30,		Percentage
	2004	2003	Change
Interest income (in thousands)	$308	$625	(50.7)%
Percentage of Revenue	0.2%	0.5%

Interest income decreased 50.7% to $0.3 million in fiscal 2004 from $0.6 million in fiscal 2003. This decrease was primarily due to a lower average cash balance during the first three quarters of fiscal 2004, as well as lower average interest rates during fiscal 2004 compared to fiscal 2003.

Interest expense

	Year ended
	June 30,		Percentage
	2004	2003	Change
Interest expense (in thousands)	$(585)	$(628)	(6.8)%
Percentage of Revenue	(0.3)%	(0.5)%

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California. Interest expense remained consistent at $0.6 million in fiscal 2004 and 2003.

Income tax benefit

	Year ended
	June 30,		Percentage
	2004	2003	Change
Income tax benefit (in thousands)	$(2,123)	$(12,153)	(82.5)%
Percentage of Revenue	(1.2)%	(9.2)%

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

Gain (loss) from discontinued operations, net of tax

	Year ended
	June 30,		Percentage
	2004	2003	Change
Gain (loss) from discountinued operations, net of tax (in thousands)	$13	$(14,970)	(100.1)%
Percentage of Revenue	—%	(11.3)%

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2004, we recorded a gain of $13,000 from our discontinued operations. During fiscal 2003, we recorded a $15.0 million loss, or $0.42 per share, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

Net loss

	Year ended
	June 30,		Percentage
	2004	2003	Change
Net loss (in thousands)	$(2,237)	$(49,317)	(95.5)%
Percentage of Revenue	(1.3)%	(37.3)%

As a result of the factors above, we incurred a net loss of $2.2 million, or $0.05 per basic and diluted share, in fiscal 2004 compared to a net loss of $49.3 million, or $1.38 per basic and diluted share, in fiscal 2003.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal 2005 with fiscal 2004, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $31.0 million as of June 30, 2005, compared to $41.8 million as of June 30, 2004. Our backlog, which is shippable within the next six months, was $20.5 million as of June 30, 2005, compared to $27.9 million as of June 30, 2004.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of June 30, 2005, we have approximately $4.7 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $3.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2004. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of June 30, 2005 was comprised of 779 regular employees and 51 temporary employees, compared to 754 regular employees and 125 temporary employees as of June 30, 2004.

Deferred revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.2 million as of June 30, 2005, compared to $0.6 million as of June 30, 2004. Deferred revenue for maintenance contracts was $1.4 million as of June 30, 2005, compared to $0.8 million as of June 30, 2004. Deferred revenue for distributor return allowances was $0.6 million as of June 30, 2005, compared to $0.7 million as of June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, working capital was $223.1 million compared to $72.3 million as of June 30, 2004. Cash and cash equivalents as of June 30, 2005 increased $71.4 million to $105.6 million from $34.2 million as of June 30, 2004. This increase was primarily the result of $27.2 million in cash provided by operating activities, $77.5 million in cash used for investing activities and $121.7 million in cash provided by financing activities. Short-term investments increased from $13.4 million as of June 30, 2004 to $89.5 million as of June 30, 2005. This increase resulted primarily from the issuance of convertible notes and the fact that we decided to invest more in short-term investments during fiscal 2005.

The $27.2 million net cash provided by operating activities in fiscal 2005 was primarily attributable to a net profit of $17.9 million and non-cash expenses related to depreciation and amortization of $11.3 million, which was partially offset by a $0.1 million increase in accounts receivable and $2.7 million increase in accounts payable. The increase in accounts receivable was the result of higher sales during the fiscal 2005 compared to fiscal 2004. The $77.5 million net cash used for investing activities in fiscal 2005 was primarily attributable to $83.5 million in purchases of short-term investments and $3.1 million in purchases of plant and equipment, which was partially offset by $7.5 million in maturities of short-term investments and $1.6 million proceeds from the sale of a building in Austin. The $121.7 million net cash provided by financing activities was primarily attributable to $8.0 million in proceeds from the issuance of common stock due to stock option exercises and $116.2 million proceeds from a convertible note arrangement initiated in June 2005, which was offset by $1.8 million repurchase of common stock and $1.1 million for repayment of long term obligation.

Our total capital spending commitments outstanding as of June 30, 2005 were $1.4 million. Days sales outstanding in accounts receivable was 58 days as of June 30, 2005, an increase from 53 days as of June 30, 2004 due to higher percentage of revenue in the last quarter of fiscal 2005.

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

On June 8, 2005, the Company sold $120 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25 % per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

The Notes are convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•       Prior to June 15, 2023, if the common stock price for a least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 125% of the conversion price of the notes in effect on that 30th trading day;

•       On or after June 15, 2023, at all times on or after any date on which the common stock price is more than 125% of the then current conversion price;

•       During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading-day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•       If we have called the particular notes for redemption and the redemption has not yet occurred; or

•       Upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49. On June 2, 2005, the reported closing bid price of our common stock was $9.91 per share.

Also, on or after June 20, 2012, we may redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest, (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders may require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest   (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash, plus, in the event of certain change of control events related to us.

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ marketplace rule 4350(i)(1)(D). We may undertake such repurchase from time to time through privately negotiated or open-market transactions or other available means.

In connection with the issuance of these Notes, Symmetricom recorded bond fees of approximately $3.8 million, which will be amortized over a period of seven years until fiscal 2012.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the company to obtain a revolving line of credit up to $10.0 million to be used as working capital. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of June 30, 2005.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized by the line of credit with Wells Fargo Bank described above. As of June 30, 2005, the bond balance was $2.5 million.

Contractual Obligations

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate that in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. As of June 30, 2005, the bond balance was $2.5 million.

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements or operating lease agreements. Due to excess capacity on several noncancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liability for the remainder.

We incur purchase commitments during our normal course of business. As of June 30, 2005, our principal commitments totaled $13.8 million and related primarily to commitments to purchase inventory.

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on a 5.1% discounted rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and who meet the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following table summarizes our contractual cash obligations as of June 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Bond payable	$2,475	$70	$140	$140	$2,125
Convertible subordinate notes	120,000	—	—	—	120,000
Capital lease obligations	5,805	1,412	3,068	1,325	—
Operating leases obligations(1)	22,683	2,374	5,304	4,230	10,775
Purchase obligations	13,847	11,140	2,707	—	—
Post-retirement benefits liabilities	415	45	150	85	135
Lease loss accrual	946	667	193	73	13
Total contractual cash obligations	166,171	15,708	11,562	5,853	133,048
Sublessor agreements	(2,916)	(594)	(1,163)	(884)	(275)
Net	$163,255	$15,114	$10,399	$4,969	$132,773

(1)          Operating lease obligation is already net against the lease loss accrual

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

In December 2003, the Securities Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on our operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment, which should be considered, other-than-

temporary. The adoption of Issue 03-01 did not have an effect on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the first quarter of fiscal 2006, which begins on July 4, 2005.

Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note A of the Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In December 2004, the FASB issued Financial Accounting Standard No.151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4.” FAS 151clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling cost, and wasted material. Under existing GAAP, items such as idle facility expense, excessive wasted material (spoilage), double freight, and re-handling cost may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustment to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this Statement will be effective for inventory cost incurred after June 30, 2005. The adoption of FAS 151 is not expected to have a material effect on our financial position or result of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP did not have a material impact on our financial position or results of operations. We are currently evaluating the future effects of the FSP.

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for any nonmonetary asset exchanges occurring after June 30, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” FASB Statement of Accounting Standards (SFAS) No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the fiscal year ended June 30, 2005 or fiscal 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We believe that the need for synchronization is moving further out from the core of the network (where our products are currently used) to the “edge of the network.” If this occurs, the products needed to meet the synchronization at the edge of the network will probably be products sold at lower price points, with fewer features and may be sold through OEM and redistributor markets. This would mean that competition may be greater, unit volume might increase, and gross margins may be lower.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Emrise Corp., and Oscilloquartz SA. Competitors in our wireless segment include Frequency

Electronics, Inc. and Trimble Navigation, Ltd. In the enterprise network timing and frequency market, we compete primarily with Meinberg and EndRun Technologies. In the cesium standards market, we compete primarily with Agilent Technologies, Inc. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc., SRR and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products for use in military applications could enter commercial markets and compete directly with us. Competitors in our timing and frequency, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

•       restructuring and integration-related charges;

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

•       customers may experience labor strikes which could result in reduced sales volume; and

•       customers in the wireless market may switch from buying Rubidium based products which is internally manufactured to Quartz based products which is purchased and sold at a lower price point, which may result in lower revenue and gross margins.

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

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $17.9 million for the fiscal year ended June 30, 2005, we had net losses for the three preceding fiscal years. Future losses may create uncertainty about the recoverability of our $48.7 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

Our critical business and manufacturing facilities in Puerto Rico and San Jose, California, as well as many our customers and suppliers are located near known hurricane zones and earthquake fault zones and the occurrence of an earthquake, hurricanes or other catastrophic disaster, could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

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

Third parties may assert intellectual property infringement claims, which would be difficult to defend, costly and may result in our loss of significant rights

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Although we are currently not a party to any intellectual property litigation, from time to time we have received claims asserting that we have infringed the proprietary rights of others. We cannot assure you that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. In the event any necessary licenses are not available, we may not be able to sell or distribute our products, which may have a material adverse effect on our business.

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum, and certain assets from Agilent Technologies, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

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

•       key employees of the acquired businesses may have expertise and know-how, and we may not be able to retain some of these key employees, and some of them may join or start competing businesses; and

•       our earnings per share may be diluted if we pay for an acquisition with equity securities.

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

If we sell shares of our common stock or other equity securities in the future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down

We may from time to time issue additional shares of common stock or other equity securities at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. We may have potential dilution for our shares with the $120.0 million convertible notes if our stock price reaches to $12.49 or more per share and our shares would be substantially diluted if we would not have sufficient funding to pay off the principal of notes or we could not be successful to refinance the notes when the notes are called. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience dilution.

We are subject to environmental regulations that could result in costly environmental liability

Our operations are subject to numerous international, federal, state and local environmental regulations related to the storage, use, labeling, discharge, disposal and human exposure to toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in these regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. We could also be subject to fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, these reviews are necessarily limited in scope and frequency and may not reveal all potential instances of noncompliance, possible injury or possible contamination. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. The liabilities arising from any noncompliance with environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources. The risk of liabilities increases as we acquire other companies, such as Datum, which use, or have used, hazardous substances at various current or former facilities.

A manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we have received a demand from adjoining landowner and may be subject to claims from other adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these demands and claims cannot be determined at this time. The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur additional unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owner’s claims and any related governmental action may expose us to material liability and could significantly harm our business.

Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive and as such we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

At the same time, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in electrical and electronic equipment, known as the RoHS Directive. This Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium and certain flame retardants, used in the construction of component parts of electrical and electronic equipment. We may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components to eliminate these hazardous substances in our products, in order to be able to continue to offer them for sale within the European Union.

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. In addition, we are aware of similar legislation which may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

We are subject to other significant governmental regulations relating to health and safety, packaging, product content and labor regulations

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, Asia and Canada, accounted for 35% of net revenue during fiscal year 2005, compared to 32% of net revenue during fiscal 2004. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of June 30, 2005, we had recorded goodwill with a net book value of $49.2 million related to acquisitions of Datum, TrueTime and certain assets of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of June 30, 2005 and June 30, 2004 and determined that goodwill was not impaired. In fiscal 2003, we recorded a $14.7 million impairment charge for goodwill. In connection with the discontinuance of the Trusted Time Division in the fourth quarter of fiscal 2003, we recorded an additional $11.6 million impairment of goodwill. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

Increases in our effective tax rate may negatively impact our net earnings

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes. The Section 936 exemption is subject to a variety of limitations before it expires at the end of fiscal 2006. Historically, we have reduced our effective tax rate using the Section 936 exemption. Our effective tax rate may increase in fiscal 2006 as forecasted qualified Puerto Rican earnings are expected to exceed the applicable Section 936 limitations. Additionally, the effective tax rate may fluctuate quarterly, depending on the percentage of quarterly Puerto Rican earnings to total earnings and changes to forecasts of full year Puerto Rican earnings and total earnings. An increase in our effective tax rate will increase our federal income taxes, negatively impact our net earnings and may affect cash flow.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning June 30, 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with this Report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of June 30, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2005, we had short-term investments of $89.5 million. These investments in corporate debt securities have maturity dates of greater than three months. Our corporate debt securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2005, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we had convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.5 million with the United Kingdom and $0.2 million with Germany at June 30, 2005, a hypothetical 10% adverse change in sterling or Euro against United

States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances, or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on our business.

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

Item 8.                        Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Fiscal Year 2005
Net revenue	$51,958	$47,964	$43,815	$45,410	$189,147
Gross profit	23,318	22,879	20,759	21,572	88,528
Operating income	5,843	6,374	3,441	3,532	19,190
Income from continuing operations before income taxes	5,854	6,465	3,702	4,277	20,298
Income from continuing operations	4,485	4,583	2,819	5,867	17,754
Gain on discontinued operations	—	162	—	—	162
Net income	4,485	4,745	2,819	5,867	17,916
Basic earnings per share from continuing operations	0.10	0.10	0.06	0.13	0.39
Basic earnings per share from discontinued operations	—	—	—	—	—
Basic net earnings per share	0.10	0.10	0.06	0.13	0.39
Diluted earnings per share from continuing operations	0.10	0.10	0.06	0.12	0.38
Diluted earnings per share from discontinued operations	—	—	—	—	—
Diluted net earnings per share	0.10	0.10	0.06	0.12	0.38
Fiscal Year 2004
Net revenue	$38,478	$40,953	$43,748	$49,668	$172,847
Gross profit	13,816	10,605	17,146	20,097	61,664
Operating income (loss)	(2,941)	(5,878)	2,390	2,333	(4,096)
Income (loss) from continuing operations before income taxes	(3,018)	(5,941)	2,342	2,244	(4,373)
Income (loss) from continuing operations	(2,256)	(3,867)	1,750	2,123	(2,250)
Gain (loss) on discontinued operations	(34)	18	(1)	30	13
Net income (loss)	(2,290)	(3,849)	1,749	2,153	(2,237)
Basic earnings (loss) per share from continuing operations	(0.05)	(0.09)	0.04	0.05	(0.05)
Basic earnings (loss) per share from discontinued operations	—	—	—	—	—
Basic net earnings (loss) per share	(0.05)	(0.09)	0.04	0.05	(0.05)
Diluted earnings (loss) per share from continuing operations	(0.05)	(0.09)	0.04	0.05	(0.05)
Diluted earnings (loss) per share from discontinued operations	—	—	—	—	—
Diluted net earnings (loss) per share	(0.05)	(0.09)	0.04	0.05	(0.05)

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and comprehensive income (loss), and cash flows for the each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
September 9, 2005

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$105,635	$34,213
Short-term investments	89,514	13,398
Cash and investments	195,149	47,611
Accounts receivable, net of allowance for doubtful accounts of $874 and $763	29,049	28,941
Inventories	26,698	27,877
Prepaids and other current assets	10,827	9,720
Total current assets	261,723	114,149
Property, plant and equipment, net	23,063	27,936
Goodwill	49,248	49,248
Other intangible assets, net	10,272	14,665
Deferred taxes and other assets	47,365	41,092
Note receivable from employee	500	500
Total assets	$392,171	$247,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,684	$15,372
Accrued compensation	9,062	9,661
Accrued warranty	3,338	3,194
Other accrued liabilities	12,416	12,506
Current maturities of long-term obligations	1,110	1,128
Total current liabilities	38,610	41,861
Long-term obligations	126,967	8,827
Deferred income taxes	419	418
Total liabilities	165,996	51,106
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 46,836 shares issued and 46,329 outstanding in 2005; 45,475 shares issued and 44,915 outstanding in 2004	184,292	174,293
Stockholder note receivable	—	(555)
Accumulated other comprehensive income (loss)	100	(1)
Deferred stock-based compensation	—	(1,120)
Retained earnings	41,783	23,867
Total stockholders’ equity	226,175	196,484
Total liabilities and stockholders’ equity	$392,171	$247,590

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Year ended June 30,
	2005	2004	2003
Net revenue	$189,147	$172,847	$132,049
Cost of products and services	96,720	101,410	80,314
Amortization of purchased technology	3,899	3,911	3,104
Write-off of Telmax royalty	—	—	567
Integration and restructuring charges	—	5,862	1,733
Gross profit	88,528	61,664	46,331
Operating expenses:
Research and development	16,286	16,772	21,468
Selling, general and administrative	52,439	45,825	46,744
Amortization of intangibles	613	838	1,171
Integration and restructuring charges	—	2,325	6,711
Impairment of goodwill	—	—	14,723
Acquired in-process research and development	—	—	1,561
Operating income (loss)	19,190	(4,096)	(46,047)
Gain (loss) on equity investments, net	389	—	(450)
Interest income	1,533	308	625
Interest expense	(814)	(585)	(628)
Income (loss) before income taxes	20,298	(4,373)	(46,500)
Income tax provision (benefit)	2,544	(2,123)	(12,153)
Income (loss) from continuing operations	17,754	(2,250)	(34,347)
Gain (loss) from discontinued operations, net of tax	162	13	(14,970)
Net income (loss)	$17,916	$(2,237)	$(49,317)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.39	$(0.05)	$(0.96)
Earnings (loss) from discontinued operations	—	—	(0.42)
Net earnings (loss)	$0.39	$(0.05)	$(1.38)
Weighted average shares outstanding—basic	45,532	43,691	35,645
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.38	$(0.05)	$(0.96)
Earnings (loss) from discontinued operations	—	—	(0.42)
Net earnings (loss)	$0.38	$(0.05)	$(1.38)
Weighted average shares outstanding—diluted	46,936	43,691	35,645

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

				Accumulated			Total
			Stockholder	Other	Deferred		Stock-	Total
	Common Stock		Note	Comprehensive	Stock-based	Retained	holders’	Comprehensive
	Shares	Amount	Receivable	Income (loss)	Compensation	Earnings	Equity	Income (loss)
Balance at June 30, 2002	22,131	$29,441	$(555)	$(118)	$—	$75,421	$104,189	$(6,893)
Issuance of common stock:
Acquisitions of Datum and TrueTime	20,091	128,849	—	—	—	—	128,849	—
Stock option exercises, net of shares tendered upon exercise	157	458	—	—	—	—	458	—
Employee stock purchase plan	180	515	—	—	—	—	515	—
Restricted stock issued in exchange of stock options	253	1,133	—	—	(1,133)	—	—	—
Repurchase of common stock	(321)	(1,202)	—	—	—	—	(1,202)	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(34,347)	(34,347)	(34,347)
Loss from discontinued operations, net of tax of $2,004	—	—	—	—	—	(14,970)	(14,970)	(14,970)
Unrealized loss on short-term investments, net of taxes	—	—	—	(281)	—	—	(281)	(281)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	221	—	—	221	221
Balance at June 30, 2003	42,491	159,194	(555)	(178)	(1,133)	26,104	183,432	$(49,377)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,805	7,568	—	—	—	—	7,568	$—
Employee stock purchase plan	98	321	—	—	—	—	321	—
Warrants exercised	487	2,013	—	—	—	—	2,013	—
Restricted stock issued	34	237	—	—	(237)	—	—	—
Stock option income tax benefit	—	4,960	—	—	—	—	4,960	—
Amortization of deferred compensation	—	—	—	—	250	—	250	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(2,250)	(2,250)	(2,250)
Gain from discontinued operations, net of tax of $7	—	—	—	—	—	13	13	13
Unrealized gain on short-term investments, net of taxes	—	—	—	265	—	—	265	265
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	(88)	—	—	(88)	(88)
Balance at June 30, 2004	44,915	174,293	(555)	(1)	(1,120)	23,867	196,484	$(2,060)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,619	8,012	—	—	—	—	8,012	$—
Reinstated stock option	—	919	—	—	—	—	919	—
Repurchase of common stock	(186)	(1,833)	—	—	—	—	(1,833)	—
Restricted stock canceled	(19)	(120)	—	—	84	—	(36)	—
Stock option income tax benefit	—	3,021	—	—	—	—	3,021	—
Amortization of deferred compensation	—	—	—	—	1,036	—	1,036	—
Loan Payment	—		555				555	—
Comprehensive income:
Gain from continuing operations	—	—	—	—	—	17,754	17,754	17,754
Gain from discontinued operations, net of tax of $93	—	—		—	—	162	162	162
Unrealized gain on short-term investments, net of taxes	—	—	—	84	—	—	84	84
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	17	—	—	17	17
Balance at June 30, 2005	46,329	$184,292	$—	$100	$—	$41,783	$226,175	$18,017

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net Income (loss)	$17,916	$(2,237)	$(49,317)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Impairment of goodwill	—	—	14,723
Acquired in-process research and development	—	—	1,561
(Gain) loss from disposal of discontinued operations	(162)	—	12,704
Depreciation and amortization	11,303	11,646	11,983
Deferred income taxes	(3,368)	(6,540)	(12,099)
(Gain) loss on sale of equity investments	(389)	—	450
Loss on sale of fixed assets	202	—	—
Gain on post-retirement benefit obligation	(118)	—	—
Amortization of deferred stock-based compensation	1,001	250	—
Non-cash compensation	919	—	—
Stock option income tax benefit	3,021	4,960	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(108)	(5,165)	(1,877)
Inventories	1,179	1,165	9,180
Prepaids and other assets	(377)	590	2,591
Accounts payable	(2,688)	3,126	(1,166)
Accrued compensation	(599)	(2,530)	984
Other accrued liabilities	(555)	1,409	(1,388)
Net cash provided by (used for) operating activities	27,177	6,674	(11,671)
Cash flows from investing activities:
Change in restricted cash	—	3,396	(2,907)
Acquisition and related costs, net of cash acquired	—	—	(2,730)
Purchases of short-term investments	(83,478)	(19,565)	(305)
Maturities of short-term investments	7,460	7,167	141
Proceeds from sale of equity investments	—	—	275
Purchases of plant and equipment	(3,074)	(3,897)	(1,571)
Proceeds from sale of assets	1,585	—	—
Net cash used for investing activities	(77,507)	(12,899)	(7,097)
Cash flows from financing activities:
Repayment of long-term obligations	(1,148)	(1,660)	(1,461)
Proceeds from issuance of common stock	8,011	9,902	973
Proceeds from repayment of employee note	555	—	—
Proceeds from convertible notes	116,151	—	—
Repurchase of common stock	(1,833)	—	(1,202)
Net cash provided by (used for) financing activities	121,736	8,242	(1,690)
Effect of exchange rate changes in cash	16	(88)	221
Net increase (decrease) in cash and cash equivalents	71,422	1,929	(20,237)
Cash and cash equivalents at beginning of year	34,213	32,284	52,521
Cash and cash equivalents at end of year	$105,635	$34,213	$32,284
Non-cash investing and financing activities:
Unrealized loss (gain) on securities, net	$84	$265	$(281)
Deferred taxes on unrealized loss (gain)	—	—	(63)
Issuance of common stock for Datum and TrueTime acquisitions	—	—	128,849
Restricted Stocks	120	—	—
Cash payments for:
Interest	$544	$585	$629
Income taxes	1,427	367	447

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Business

Symmetricom, Inc., incorporated in the state of Delaware, is a leading supplier of precise timing standards to industry, government, utilities, research centers, and aerospace markets. Our products and services include network synchronization systems and timing elements used by network operators and users, broadband access devices for business and residential applications, and professional services. Our products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today’s evolving communications environment.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2005 ended on July 3, 2005. All references to years refer to our fiscal years. Fiscal years 2005, 2004 and 2003 consisted of 53, 52 and 52 weeks, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs, stock options, and valuation of deferred tax assets. Actual results could differ from those estimates.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

		Gross Unrealized
	Amortized Cost	Gains (losses)	Fair Value
		(In thousands)
June 30, 2005
Commercial paper	$177,313	$(27)	$177,286
Less amounts classified as cash equivalents	(89,726)	—	(89,726)
Deferred compensation plan assets	1,843	111	1,954
Total short term investments	$89,430	$84	$89,514
June 30, 2004
Commercial paper	$27,655	$—	$27,655
Less amounts classified as cash equivalents	(15,568)	—	(15,568)
Deferred compensation plan assets	1,046	265	1,311
Total short term investments	$13,133	$265	$13,398

Fair Values of Financial Instruments

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations, accounts payable, notes payable, and bond payable, approximate their carrying amount. The short-term investments in equity instruments are carried at market value. The recorded amount of our capital lease obligation approximates the estimated fair value based on an analysis of the present value of future lease payments.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes mitigate potential credit risks. However, we still have significant credit risks as our customers currently tend to consolidate which would impact their ability to pay.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

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

	June 30,
	2005	2004
	(In thousands)
Raw materials	$12,207	$14,985
Work-in-process	9,089	9,486
Finished goods	5,402	3,406
Inventories	$26,698	$27,877

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (three to twelve years) or the lease term, if shorter.

Property, plant and equipment consists of the following:

	Year ended June 30,
	2005	2004
	(In thousands)
Property, plant and equipment, net:
Land	$200	$200
Buildings and improvements	14,551	14,492
Austin, Texas facility held for sale	—	1,581
Machinery and equipment	34,713	35,523
Computer software	7,441	7,284
Leasehold improvements	10,025	9,819
	66,930	68,899
Accumulated depreciation and amortization	(43,867)	(40,963)
	$23,063	$27,936

Building and improvements includes $9,007,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. As of June 30, 2005 and 2004 accumulated amortization for this facility totaled $6,089,000 and $5,328,000, respectively.

As of June 30, 2005, we had no machinery and equipment under capital lease. During fiscal 2004, machinery and equipment included $486,000 of cost capitalized under a capital lease with accumulated depreciation of $329,000.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our annual goodwill impairment test as of June 30, 2005 and June 30, 2004 and no impairment losses were recorded based on these evaluations. In fiscal 2003, we recorded $14.7 million of goodwill impairment, $11.6 million of which related to the discontinuance of the Trusted Time Division.

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its component. SFAS No.130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income (loss), consists of the following:

	Year ended June 30,
	2005	2004	2003
Foreign currency translation adjustments, net of taxes	$150	$133	$221
Unrealized loss on investments, net of taxes	(50)	(134)	(399)
Total accumulated other comprehensive income (loss)	$100	$(1)	$(178)

Warranty

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. The income from extended warranty contracts is recognized ratably over the period of contract.

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

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The functional currencies of our international subsidiaries in the United Kingdom, Puerto Rico, and Hong Kong are the U.S. dollar, while Germany is the Euro.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.6 million as of June 30, 2005, of which $1.1 million is expected to

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be collected in fiscal 2006 and the remainder in subsequent years. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$17,916	$(2,237)	$(49,317)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net income (loss), net of related tax effects	620	154	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards (including the restricted stock), net of related tax effects	(6,131)	(2,130)	(1,244)
Pro forma net income (loss)	$12,405	$(4,213)	$(50,561)
Earnings (loss) per share—basic:
As reported	$0.39	$(0.05)	$(1.38)
Pro forma	$0.27	$(0.10)	$(1.42)
Earnings (loss) per share—diluted:
As reported	$0.38	$(0.05)	$(1.38)
Pro forma	$0.26	$(0.10)	$(1.42)

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income (Loss) Per Share

Basic earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants, and restricted stock using the treasury method, except when antidilutive.

	Year ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$17,754	$(2,250)	$(34,347)
Gain (loss) from discontinued operations	162	13	(14,970)
Net income (loss)	$17,916	$(2,237)	$(49,317)
Shares (Denominator):
Weighted average common shares outstanding	45,654	43,691	35,645
Weighted average common shares outstanding subject to repurchase	(122)	—	—
Weighted average shares outstanding—basic	45,532	43,691	35,645
Weighted average dilutive share equivalents from stock options and warrants	1,282	—	—
Weighted average common shares dilutive subject to repurchase	122	—	—
Weighted average shares outstanding—diluted	46,936	43,691	35,645
Net earnings (loss) per share—basic	$0.39	$(0.05)	$(1.38)
Net earnings (loss) per share—diluted	$0.38	$(0.05)	$(1.38)

The following common stock equivalents were excluded from the net earnings (loss) per share calculation as their effect would have been antidilutive:

	Year ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Stock options & warrants	1,861	5,789	5,624
Common shares subject to repurchase	—	267	—
Total shares of common stock excluded from diluted net earnings (loss) per share calculation	1,861	6,056	5,624

We account for our contingent convertible notes in accordance with Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share as of June 30, 2005.

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

In December 2003, the Securities Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on our operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment, which should be considered, other-than-temporary. The adoption of Issue 03-01 did not have an effect on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the first quarter of fiscal 2006, which begins on July 4, 2005.

Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note A of the Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In December 2004, the FASB issued Financial Accounting Standard No.151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4.” FAS 151clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling cost, and wasted material. Under existing GAAP, items such as idle facility expense, excessive wasted material (spoilage), double freight, and re-handling cost may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustment to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this Statement will be effective for inventory cost incurred after June 30, 2005. The adoption of FAS 151 is not expected to have a material effect on our financial position or result of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, “ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP did not have a material impact on our financial position or results of operations. We are currently evaluating the future effects of the FSP.

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for any nonmonetary asset exchanges occurring after June 30, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” FASB Statement of Accounting Standards (SFAS) No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note B—Acquisitions

Acquisition of Agilent’s cesium product line assets

On June 24, 2005, we entered into a definitive agreement with Agilent Technologies, Inc. to purchase its Frequency and Time Standards instrumentation product line, including the 5071A cesium primary frequency standard. This acquisition is expected to enhance Symmetricom’s position in the area of cesium standards and to further Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. This transaction was to acquire only certain assets of Agilent Technologies for a cost of approximately $8.0 million. The acquisition of the assets was accounted for as a purchase and closed on August 1, 2005.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price was allocated to Datum’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$3,034
Property, plant, and equipment	12,120
Other tangible assets	42,834
Existing technology	13,856
In-process research and development	1,156
Other intangible assets	293
Goodwill	68,549
Assumed liabilities	(22,904)
Total purchase price	$118,938

In fiscal 2004, the amounts contained in the purchase price allocation were adjusted when final data on some of the preliminary estimates was received. The changes are reflected in the table above and include a $1.3 million increase in deferred tax assets identified when final tax returns were prepared, a $304,000 increase in the accrued warranty after confirming with the customers the amount of total liabilities for the rework and a $28,000 net increase in the inventory write-off after negotiating with the vendor to finalize the liabilities.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2005 and 2004, we recognized gains of $162,000 and $13,000, respectively, for final payment for sale of software, related to the Trusted Time Division which was discontinued during fiscal 2003.

During fiscal 2003, we recognized a $15.0 million loss, or $0.42 per share, net of taxes, of which $12.7 million was due to the loss on disposal, and $2.3 million were operational losses. The loss from disposal consisted of an $11.6 million goodwill impairment charge and a $1.1 million impairment charge for intangible assets.

Note D—Other Accrued Liabilities

Other accrued liabilities consists of the following:

	Year ended June 30,
	2005	2004
	(In thousands)
Other accrued liabilities:
Income taxes payable	$4,408	$2,783
Deferred revenue	2,847	2,135
Accrued lease loss	667	2,275
Accrued expenses	4,494	5,313
Total	$12,416	$12,506

Note E—Post-Retirement Benefit Obligations

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on 5.1% discount rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth the Company’s post-retirement program’s status reconciled with amounts reported in the consolidated balance sheet (in thousands):

	Year ended June 30,
	2005	2004
	(In thousands)
Beginning balance accumulated post-retirement benefit obligations	$555	$559
Service cost	—	—
Interest cost	28	34
Actuarial gain	(123)	25
Benefit payments	(45)	(63)
Ending balance accumulated postretirement benefit obligations	$415	$555

Net periodic post-retirement benefit cost includes the following components (in thousands):

Service cost	$—	$—
Interest cost	28	34
Net periodic post-retirement expense	$28	$34

The Company’s contribution to the plan is fixed for each eligible retiree. Therefore, fluctuations in health care costs have no effect on the Company’s liability. Upon the demise of the eligible retiree, the coverage for the spouse of the retiree is terminated.

Note F—Warranties

Changes in our accrued warranty liability during the years are as follows:

	Year ended June 30,
	2005	2004
	(In thousands)
Beginning balance	$3,194	$4,021
Provision for warranty for the year	2,546	2,059
Adjustment for expired warranties	—	(23)
Less: Actual warranty costs	(2,402)	(2,863)
Ending balance	$3,338	$3,194

Note G—Lease Commitments

Starting in 1997, we leased a facility in San Jose, California under which the land and building were accounted for as an operating lease and a capital lease, respectively. This lease expires in April 2009. A section of the facility has been sublet and accounted for as an operating lease. This sublease expires in March 2007. As of June 30, 2005, the minimum future sublease payments to be received were $512,000.

During fiscal 2001, we leased a facility in Aguadilla, Puerto Rico. We have since expanded the existing building and have consolidated most of our manufacturing operations at this facility. The lease on this building expires in 2016. We account for the lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2003, we assumed a capital lease and several operating leases from the acquisition of TrueTime. The capital lease is for certain equipment located in a facility in Santa Rosa, California. The lease of the facility is accounted for as an operating lease with an expiration date in December 2015. Another facility in Santa Rosa has been sublet and accounted for as an operating lease. This sublease expires in November 2008. As of June 30, 2005, the minimum future sublease payments to be received were $2.4 million.

During the same fiscal 2003, we assumed several operating leases from the acquisition of Datum. Two facilities are located in Irvine, California. Both facilities had been vacant since January 2004 and May 2003, and expired at the end of July 2005. The operating lease for the facility in Hofolding, Germany is also for manufacturing and expires in January 2009.

Lease loss liabilities were created as a result of discontinuing operations and consolidations. As of June 30, 2005, the accrued lease loss liabilities were $946,000.

In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1,372,000 in 2005, $1,905,000 in 2004 and $1,461,000 in 2003. Future minimum lease payments, net of sublease income at June 30, 2005 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the years:
2006	$1,412	$2,447
2007	1,492	2,091
2008	1,576	2,243
2009	1,325	2,026
2010	—	1,393
Thereafter	—	10,513
Total minimum lease payments	5,805	$20,713
Amount representing interest (weighted average rate of 8.5%)	(852)
Present value of total minimum lease payments	4,953
Current portion	(1,040)
Capital lease obligation, net of current portion	$3,913

Note H—Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the years ended June 30, 2005 and 2004 are as follows for the different segments of Symmetricom (see Note B):

			Timing, Test
			and
	Wireline	OEM	Measurement	Total
	(In thousands)
Balances as of June 30, 2003	$28,175	$7,245	$14,780	$50,200
Adjustments	(258)	(282)	(412)	(952)
Balances as of June 30, 2004	$27,917	$6,963	$14,368	$49,248
Adjustments	—	—	—	—
Balances as of June 30, 2005	$27,917	$6,963	$14,368	$49,248

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 30, 2005 and 2004 consist of:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Intangible Assets
	(in thousands)
Purchased technology	$23,573	$10,424	$13,149
Customer lists, trademarks, other	3,688	2,172	1,516
Total as of June 30, 2004	$27,261	$12,596	$14,665
Purchased technology	$23,768	$14,557	$9,211
Customer lists, trademarks, other	3,587	2,526	1,061
Total as of June 30, 2005	$27,355	$17,083	$10,272

Intangible asset amortization expense for the years ended June 30, 2005, June 30, 2004 and June 30, 2003 was approximately $4.5 million, $4.7 million and $4.3 million, respectively.

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2006	$4,101
2007	2,545
2008	1,344
2009	946
2010	664
Thereafter	672
Total amortization	$10,272

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Current:
Federal	$1,375	$(1,178)	$1,062
State	267	283	293
Puerto Rico	847	288	334
Foreign	635	65	160
	3,124	(542)	1,849
Deferred:
Federal	(447)	(1,445)	(13,159)
State	196	(147)	(663)
Puerto Rico	(345)	—	—
Foreign	16	11	(180)
	(580)	(1,581)	(14,002)
Total provision (benefit)	$2,544	$(2,123)	$(12,153)

Deferred income tax provision (benefit) is recorded when income and expenses are recognized in different periods for financial reporting and tax purposes. The change in the valuation allowance has no impact on the consolidated statement of operations, as it relates to the tax benefit on stock options. The significant components of deferred income tax provision (benefit) are as follows:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Tax credit and net operating loss carryforwards	$(1,838)	$(6,719)	$(15,437)
Reserves and accruals	(661)	4,020	523
Unrealized gain (loss) on investment	—	—	260
Depreciation and amortization	(41)	(1,338)	616
Deferred taxes on Puerto Rico earnings	(813)	(263)	(7)
Change in valuation allowance	2,773	2,719	43
Total deferred tax provision—continuing operations	(580)	(1,581)	(14,002)
Deferred taxes on other comprehensive income	—	—	(62)
Total deferred tax provision	$(580)	$(1,581)	$(14,064)

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended June 30,
	2005	2004	2003
Federal statutory income tax (benefit) expense rate	35.0%	(35.0)%	(35.0)%
Federal tax benefit of Puerto Rico operations	(26.5)	(28.0)	(2.9)
Puerto Rico taxes	2.5	6.6	0.7
State income taxes, net of federal benefit	2.1	2.9	(0.8)
Goodwill	—	2.2	12.3
Other	(0.6)	2.8	(0.4)
Effective income tax rate	12.5%	(48.5)%	(26.1)%

The principal components of deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,458	$21,588
Tax credit carryforwards.	11,202	11,234
Reserves and accruals.	6,312	5,650
Depreciation and amortization	11,517	11,476
	52,489	49,948
Valuation allowance	(2,822)	(2,822)
Total deferred tax assets	49,667	47,126
Deferred tax liabilities:
Unremitted Puerto Rico earnings	929	1,741
	929	1,741
Net deferred tax assets	$48,738	$45,385

The increase of net deferred tax assets of $3.35 million during fiscal 2005 includes the deferred tax provision on continuing operations shown above of $0.58 million plus $2.77 million of deferred tax assets related to the recognition of stock option benefits.

Net deferred tax assets are comprised of the following:

	Year ended June 30,
	2005	2004
	(In thousands)
Current assets.	$6,312	$5,650
Non-current assets.	42,845	40,153
Non-current liabilities.	(419)	(418)
Net deferred tax assets	$48,738	$45,385

As of June 30, 2005, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $67.0 million, which will expire in years 2021 through 2024. We had California regular net operating loss carryforwards of approximately $21.8 million, which will expire in years 2013 through 2016.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also, we had federal research and development tax credit carryforwards of approximately $5.7 million that will expire in the years 2008 through 2023, and alternative minimum tax credit carryforwards of approximately $3.5 million that have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $2.0 million, which have no expiration date.

During fiscal 2005, we reviewed the realizability of deferred tax assets and determined that $2.75 million of the deferred tax assets related to stock option exercises were more likely than not to be realized. Accordingly, we recognized these deferred tax assets with a corresponding increase to common stock. We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 30, 2005, the valuation allowance of $2.8 million was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision.

We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary is taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico source earnings, subject to wage-based and other limitations, from federal income taxes through fiscal 2006. Taxes have been provided on this subsidiary’s earnings, all of which we intend to remit to the U.S. As of June 30, 2005, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $41.0 million and $0.9 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Jobs Act. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. Based on our analysis to date, we have decided not to repatriate foreign earnings under the provisions of the Jobs Act.

Note J—Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate liability will have such an effect. We currently have an accrual of $0.8 million for remediation costs, appraisal fees and other ongoing monitoring costs.

Under the indemnification provisions of the Company’s standard sales contracts, the Company agrees to defend the customer against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/customer. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. As such, the Company believes the estimated fair value of these indemnification agreements is not material.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note K—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note. The entire principal balance is due and payable on March 25, 2008. The note is secured by a deed of trust for the officer’s personal residence. As of June 30, 2005, the entire principal balance is outstanding.

In February 2001, we loaned an officer $555,000 in the form of a full-recourse promissory note. The note accrued interest at an annual rate of 7.75%. On December 2004, the entire principal balance was paid.

During fiscal 2005, we paid a total of $12,500 for consulting fees to four directors of Symmetricom in addition to the regular director compensation for attendance at Board and Committee meetings.

Note L—Long Term Obligations

	Year ended June 30,
	2005	2004
	(In thousands)
Long-term obligations:
Capital lease	$4,953	$6,012
Less—current maturities	(1,040)	(1,058)
Lease loss accrual	279	898
Bond payable	2,475	2,545
Convertible subordinate notes	120,000	—
Less—current maturities	(70)	(70)
Post-retirement benefits (Note E), net	370	500
Total	$126,967	$8,827

On June 8, 2005, the Company sold $120 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25 % per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Notes are convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•  Prior to June 15, 2023, if the common stock price for a least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 125% of the conversion price of the notes in effect on that 30th trading day;

•  On or after June 15, 2023, at all times on or after any date on which the common stock price is more than 125% of the then current conversion price;

•  During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading-day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•  If we have called the particular notes for redemption and the redemption has not yet occurred; or

•  Upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49. On June 2, 2005, the reported closing bid price of our common stock was $9.91 per share.

Also, on or after June 20, 2012, we may redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest, (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders may require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash, plus, in the event of certain change of control events related to us.

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ marketplace rule 4350(i)(1)(D). We may undertake such repurchase from time to time through privately negotiated or open-market transactions or other available means.

In connection with the issuance of these Notes, Symmetricom recorded bond fees of approximately $3.8 million, which will be amortized over a period of seven years until fiscal 2012.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the company to obtain a revolving line of credit up to $10.0 million to be used as working capital. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of June 30, 2005.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the line of credit with Wells Fargo Bank described above. As of June 30, 2005, the bond balance was $2.5 million.

Note L—Benefit Plans

401(k) Plan

Symmetricom has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of Symmetricom common stock. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.7 million, $0.4 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

Symmetricom has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2005, 2004, and 2003.

Note M—Stockholders’ Equity

Stock Option Plans

Symmetricom has an employee stock option plan under which employees and consultants may be granted non-qualified and incentive options to purchase shares of Symmetricom’s common stock. The plan was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. In addition, Symmetricom has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of Symmetricom’s common stock. All options have been granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Options generally vest over three years.

On June 7, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan under which employees may be granted non-statutory stock options. Under this plan there will be no awards to the officers or directors of the Company unless it is offered at the time of initial employment of an officer. This plan has 0.7 million shares reserved for issuance as of June 30, 2005.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity for the three years ended June 30, 2005 is as follows:

		Options Outstanding
	Shares		Weighted
	Available	Number of	Average
	For Grant	Shares	Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2002	2,306	5,292	$7.31
Authorized	3,416	—	—
Granted	(4,230)	3,894	4.74
Exercised	—	(157)	2.91
Canceled	2,735	(2,735)	9.45
Expired	(469)	—	—
Balances at June 30, 2003	3,758	6,294	$4.90
Granted	(952)	918	9.44
Exercised	—	(1,805)	4.20
Canceled	417	(417)	6.17
Expired	(186)	—	—
Balances at June 30, 2004	3,037	4,990	$5.88
Granted	(1,259)	1,259	8.04
Exercised	—	(1,619)	4.95
Canceled	305	(305)	6.70
Expired	(69)	—	—
Balances at June 30, 2005	2,014	4,325	$6.81

The following table summarizes information about stock options outstanding as of June 30, 2005:

		Remaining	Weighted		Weighted
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price
	(In thousands)	(In years)	(In thousands)
$2.52 - $4.29	403	4.10	$3.55	296	$3.77
$4.33 - $4.33	582	6.93	4.33	581	4.33
$4.36 - $4.99	461	3.67	4.77	388	4.83
$5.02 - $5.95	491	5.14	5.53	490	5.53
$6.04 - $7.08	71	5.64	6.80	59	6.87
$7.25 - $7.25	720	9.09	7.25	—	—
$7.29 - $9.19	444	6.27	7.90	294	7.86
$9.24 - $9.54	258	7.91	9.43	86	9.41
$9.75 - $9.75	686	8.76	9.75	166	9.75
$9.77 - $14.81	209	8.90	10.70	27	13.35
$2.52 - $14.81	4,325	6.83	$6.81	2,387	$5.75

As of June 30, 2005, 2004 and 2003, the number of shares and weighted average exercise price underlying exercisable options were 2,387,119 at $5.75, 3,112,002 at $5.26 and 4,338,074 at $4.95, respectively.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

Under APB 25, Symmetricom generally recognizes no compensation expense with respect to stock-based awards, including restricted stock to employees. As discussed in Note A, we account for our stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method as of the beginning of 1996. The weighted average estimated fair value of options granted was $5.11 in 2005, $6.07 in 2004 and $0.86 in 2003. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2005, 2004 and 2003:

	Stock Option Plans
	2005	2004	2003
Expected life after vesting (in years)	1.6	2.3	2.0
Risk-free interest rate	4.2%	3.6%	2.9%
Volatility	77.1%	82.2%	82.1%

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

Under SFAS No. 123, the fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model assuming that no dividends were paid during the period and with the following weighted average assumptions for fiscal 2005, 2004, and 2003:

	Employee Stock Purchase Plan
	2005	2004	2003
Expected life (in years)	N/A	0.5	0.5
Risk-free interest rate	N/A	1.1%	1.2%
Volatility	N/A	85.5%	82.1%

Symmetricom’s pro forma net income and earnings per share data required under SFAS No. 123 is presented in Note A.

Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. As of June 30, 2005, there were approximately 0.6 million shares remained eligible for repurchase. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of June 30, 2005.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2005, we repurchased 186,400 shares for an aggregate price of approximately $1.8 million. Upon termination of employees, 19,009 shares of restricted stock were forfeited pursuant to existing agreements.

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
October 1, 2004 through October 31, 2004	17,000	$9.04
December 1, 2004 through December 31, 2004	45,000	9.74
January 1, 2005 through January 31, 2005	25,000	8.69
February 1, 2005 through February 28, 2005	—	—	14,009
April 1, 2005 through April 30, 2005	50,000	9.80
May 1, 2005 through May 31, 2005	—	—	5,000
June 1, 2005 through June 30, 2005	49,400	10.73
Total	186,400	$9.82	19,009

We did not repurchase any shares during fiscal 2004. However, we repurchased 321,000 shares in fiscal 2003.

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

The options exchanged for restricted stock resulted in a deferred compensation charge of $1.1 million. This deferred charge has been reflected on our consolidated financial statements as of June 30, 2005, 2004 and 2003 and was amortized over the five-year vesting period of the restricted stock. However, the achievement of certain financial results during fiscal year 2005 accelerated the vesting of the restricted

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock, and we recorded a change for all remaining deferred compensation. We did not grant any new options to tendering employees for at least six months and one day after the date that we cancelled options under the offer.

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment. The purchase price of the transaction included 300,000 warrants for Symmetricom’s Common Stock with a fair value of $0.8 million. The fair value of the warrants issued was calculated using the Black-Scholes option-pricing model.  These warrants, with an exercise price of $7.00 per share and expiring on October 16, 2006, are exercisable for 100,000 shares of common stock each on April 16, 2004, 2005 and 2006, respectively. There has been no exercise of these warrants in fiscal 2005 and fiscal 2004.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Year Ended June 30,
	2005	2004	2003
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$83,129	$71,467	$61,494
Wireless/OEM Products	27,723	34,617	30,976
Global Services	9,712	8,315	3,852
Specialty Manufacturing/Other	9,759	9,537	4,961
Timing, Test and Measurement Division	58,824	48,911	30,766
Total net revenue	189,147	172,847	132,049
Cost of sales:
Telecom Solutions Division:
Wireline Products	35,848	37,084	39,392
Wireless/OEM Products	19,621	25,781	21,773
Global Services	5,547	4,832	794
Specialty Manufacturing/Other	8,115	8,168	4,166
Timing, Test and Measurement Division	27,589	25,545	17,293
Other cost of sales*	3,899	9,773	2,300
Total cost of sales	100,619	111,183	85,718
Gross profit:
Telecom Solutions Division:
Wireline Products	47,281	34,383	22,102
Wireless/OEM Products	8,102	8,836	9,203
Global Services	4,165	3,483	3,058
Specialty Manufacturing/Other	1,644	1,369	795
Timing, Test and Measurement Division	31,235	23,366	13,473
Other cost of sales*	(3,899)	(9,773)	(2,300)
Total gross profit	$88,528	$61,664	$46,331
Gross margin:
Telecom Solutions Division:
Wireline Products	56.9%	48.1%	35.9%
Wireless/OEM Products	29.2%	25.5%	29.7%
Global Services	42.9%	41.9%	79.4%
Specialty Manufacturing/Other	16.8%	14.4%	16.0%
Timing, Test and Measurement Division	53.1%	47.8%	43.8%
Other cost of sales*	(2.1)%	(5.7)%	(1.7)%
Total gross margin	46.8%	35.7%	35.1%

*                    Includes amortization of purchased technology, write-off of Telmax royalty and applicable integration and restructuring charges.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our export sales accounted for 35%, 32%, and 33%, of our net revenue in 2005, 2004, and 2003, respectively. The geographical components of sales are as follows:

	Year ended June 30,
	2005	2004	2003
United States	65%	68%	67%
International:
Asia	11%	12%	7%
Europe	16%	14%	15%
Canada	2%	2%	2%
Latin America	5%	3%	7%
Rest of the world	1%	1%	2%

No customer accounted for 10% or more of our net revenue in fiscal 2005, 2004, and 2003.

Note O—Integration and Restructuring Charges

In connection with the acquisitions of Datum and TrueTime in fiscal 2003, we initiated an integration plan to consolidate and restructure certain functions of the pre-acquisition Datum and TrueTime operations. During fiscal 2004, a majority of our manufacturing operations were consolidated into our facility in Aguadilla, Puerto Rico and we integrated our Irvine, California manufacturing into our Beverly, Massachusetts facility. Internally, we have consolidated the Broadband Networking Division, which is now part of our Wireless/OEM Products segment, into the Telecom Solutions Division and discontinued the Trusted Time Division. Related to the acquisitions, we accrued approximately $8.3 million of restructuring costs in connection with loss on several facility leases and employee terminations. These costs have been recognized as a liability assumed in the purchase business combination in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and reflected as an increase to goodwill. In addition, we expensed $1.2 million for additional lease loss accrual during the fourth quarter of fiscal 2003.

The facilities accruals from the integration plan represent the lease loss accruals for the Toledo Way facility in Irvine, California, the Westwind Boulevard facility in Santa Rosa, California, and the Via Del Oro facility in San Jose, California. These accruals are presented net of expected sublease income. The employee terminations were for personnel from manufacturing, engineering, sales, marketing and administration from the Datum and TrueTime sites in Beverly, Massachusetts; Austin, Texas; Santa Rosa, California; and Irvine, California.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2005, we did not have any integration and restructuring charges. All of the accrued severance expenses from the integration plan have been paid out. The balance of the $0.9 million lease loss accrual for the facilities as of June 30, 2005 will be paid over the next seven years.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 30, 2005 and 2004. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at					Balance at
	June 30,	Expenses				June 30,
	2003	Additions	Adjustments	Total	Payments	2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$361	$667	$(1,208)	$1,624
Facilities (fiscal 2004)	—	1,643	—	1,643	(315)	1,328
	2,165	1,949	361	2,310	(1,523)	2,952
Severance and benefits (October 2002 to June 2003)	886	—	38	38	(924)	—
Severance and benefits (fiscal 2004)	—	3,697	—	3,697	(3,682)	15
	886	3,697	38	3,735	(4,606)	15
Total severance and facilities	3,051	5,646	399	6,045	(6,129)	2,967
All other integration and restructuring changes (fiscal 2004)	—	2,143	—	2,143	(1,443)	700
Total	$3,051	$7,789	$399	$8,188	$(7,572)	$3,667

	Balance at					Balance at
	June 30,	Expenses				June 30,
	2004	Additions	Adjustments	Total	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$	$	$	$(1,080)	$544
Facilities (fiscal 2004)	1,328	—	—	—	(926)	402
Severance and benefits (fiscal 2004).	15	—	—	—	(15)	—
Total severance and facilities	2,967	—	—	—	(2,021)	946
All other integration and restructuring changes (fiscal 2004)	700	—	—	—	—	700
Total	$3,667	$—	$—	$—	$(2,021)	$1,646

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Subsequent Events

On August 1, 2005, Symmetricom, Inc. completed the acquisition of Agilent’s Frequency and Time Standards product line. Under the terms of the transaction, Symmetricom paid approximately $8.0 million in cash. All 16 Agilent employees supporting the product line agreed to join Symmetricom. Manufacturing of this product line will move to the company’s San Jose, California facilities.

Effective August 4, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after August 4, 2005. The life of a stock option grant is now 5 years instead of 10 years. Vesting terms are generally unchanged.

On August 5, 2005, the board of directors of Symmetricom, Inc. (“Symmetricom”) approved a cash bonus plan for fiscal year 2006 (the “Plan”). Bonuses under the Plan may be up to 150% of an employee’s base salary, and will be based upon the company’s revenue and earnings in fiscal 2006 in comparison to certain target amounts and upon the achievement of personal goals. Payments under the Plan will be made on a semi-annual basis at the rate of 30% of the annual bonus amount for first half of the year, and the balance of 70% of the annual bonus amount will be made at the year end. Payments under the Plan will be made within sixty days of the end of each six-month period. Employees must be on the payroll for the last workday of the six month period to be eligible to participate in the Plan.

On August 18, 2005, the Board of Directors authorized the management to repurchase up to approximately 2.6 million shares pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. As of June 30, 2005, there were approximately 0.6 million shares remained eligible for repurchase. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of June 30, 2005.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Symmetricom, Inc.
San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symmetricom Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and our report dated September 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
San Jose, California
September 9, 2005

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)           Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)          Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Shareholders to be held on October 27, 2005 (the “Proxy Statement”).

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

(d)          Code of Ethics

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.symmetricom.com and is attached as an exhibit to this report.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Nominees,” “Executive Officer Compensation,” “Election of Directors—Director Compensation,” and “Certain Transactions” contained in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedule

1.   Financial Statement.   Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2. Financial Statement Schedule.   The following financial statement schedule of Symmetricom for the years ended June 30, 2005, 2004, and 2003, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements. Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.   Exhibits.   See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)   Exhibits

Exhibit No.	Description of Exhibits
1.1

Purchase Agreement, dated as of June 2, 2005, between Symmetricom, Inc. and the Initial Purchasers (incorporated by reference to exhibit 1.1 to the Registrant’s current report on form 8-k filed in June 8, 2005).

2.1

Agreement and Plan of Merger dated May 22, 2002, among the Registrant, Datum Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from exhibit 2.1 to the Registrant’s current report on Form 8-K filed May 24, 2002).

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

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule

Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).
3.1(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 10, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrants annual report on Form 10-K filed August 30, 2002).
4.2

Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed August 9, 2001).

4.3

Indenture, dated as of June 8, 2005, between Symmetricom, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.1 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

4.4	Form of 3¼% Contingent Convertible Subordinated Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).
4.5

Registration Rights Agreement, dated as of June 8, 2005, between Symmetricom, Inc. and the Initial Purchasers (incorporated by reference from exhibit 4.3 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

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

10.15#

Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.16#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).
10.17#

Executive Transition Employment Agreement between the Company and Frederick B. Stroupe dated June 9, 2005 (incorporated by reference from exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 13, 2005).

10.18#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).
10.19

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.20

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.21

Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.22

Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.23

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.24#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).
10.25#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).
10.26#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.27#

Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.28#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.29

Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30

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

10.34#

Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.35

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

10.36

Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.37

Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.38

Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.39	Credit Agreement dated May 1, 2004, between the Company and Wells Fargo Bank, National Association
10.40	Revolving Line of Credit Note dated June 1, 2005, between the Company and Wells Fargo Bank, National Association
10.41	First Amendment To Credit Agreement Jun 1, 2005, between the Company and Wells Fargo Bank, National Association
14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s current report on Form 8-K filed August 10, 2005).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 96 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Management contract or compensatory plan or arrangement

(c)   Financial Statement Schedule

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions(1)	End of Year
Year ended June 30, 2005:
Accrued warranty expense	$3,194	$2,546	$2,402	$3,338
Allowance for doubtful accounts	$763	$295	$184	$874
Allowance for excess and obsolete inventory	$5,617	$934	$1,638	$4,913
Year ended June 30, 2004:
Accrued warranty expense	$4,021	$2,059	$2,886	$3,194
Allowance for doubtful accounts	$974	$26	$237	$763
Allowance for excess and obsolete inventory	$6,532	$909	$1,824	$5,617
Year ended June 30, 2003:
Accrued warranty expense	$4,950	$3,800 (2)	$4,729	$4,021
Allowance for doubtful accounts	$789	$346	$161	$974
Allowance for excess and obsolete inventory	$4,718	$3,926	$2,112	$6,532

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

SYMMETRICOM, INC.
Date: September 12, 2005	By:	/s/ THOMAS W. STEIPP
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

Signatures	Title	Date
/s/ THOMAS W. STEIPP	Chief Executive Officer (Principal	September 12, 2005
Thomas W. Steipp	Executive Officer) and Director
/s/ WILLIAM SLATER	Chief Financial Officer and Secretary	September 12, 2005
William Slater	(Principal Financial and Accounting Officer)
/s/ ROBERT T. CLARKSON	Chairman of the Board	September 12, 2005
Robert T. Clarkson
/s/ ALFRED BOSCHULTE	Director	September 12, 2005
Alfred Boschulte
/s/ ELIZABETH A. FETTER	Director	September 12, 2005
Elizabeth A. Fetter
/s/ ROBERT M. NEUMEISTER JR.	Director	September 12, 2005
Robert M. Neumeister Jr.
/s/ RICHARD W. OLIVER	Director	September 12, 2005
Richard W. Oliver
/s/ RICHARD N. SNYDER	Director	September 12, 2005
Richard N. Snyder
/s/ ROBERT J. STANZIONE	Director	September 12, 2005
Robert J. Stanzione

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
1.1

Purchase Agreement, dated as of June 2, 2005, between Symmetricom, Inc. and the Initial Purchasers (incorporated by reference to exhibit 1.1 to the Registrant’s current report on form 8-k filed in June 8, 2005).

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

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. Symmetricom will furnish copies of the omitted schedules and exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) if applicable
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed January 9, 2002).
3.1(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3.1 to the Registrant’s current report on Form 8-K filed August 10, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit 4.1 to the Registrants annual report on Form 10-K filed August 30, 2002).
4.2

Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from exhibit 4.1 to the Registrant’s registration statement on Form 8-A filed August 9, 2001).

4.3

Indenture, dated as of June 8, 2005, between Symmetricom, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.1 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

4.4	Form of 3¼% Contingent Convertible Subordinated Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).
4.5

Registration Rights Agreement, dated as of June 8, 2005, between Symmetricom, Inc. and the Initial Purchasers (incorporated by reference from exhibit 4.3 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

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

10.15#

Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from exhibit 10.19 to the Registrant’s annual report on Form 10-K filed September 20, 2001).

10.16#	Change of Control Agreement with William Slater dated February 8, 2002 (incorporated by reference from exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2002).
10.17#

Executive Transition Employment Agreement between the Company and Frederick B. Stroupe dated June 9, 2005 (incorporated by reference from exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 13, 2005).

10.18#	Form of Restricted Stock Award (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).
10.19

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.20

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.21

Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime Inc. (incorporated by reference from Exhibit 10.7 to TrueTime Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.22

Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.23

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.24#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).
10.25#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).
10.26#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).

10.27#

Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.28#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.29

Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.30

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
10.34#

Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.35

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

10.36

Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.37

Bond Purchase Agreement dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference from Exhibit 10.58 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.38

Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 10.59 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.39	Credit Agreement dated May 1, 2004, between the Company and Wells Fargo Bank, National Association

10.40	Revolving Line of Credit Note dated May 1, 2004, between the Company and Wells Fargo Bank, National Association
10.41	First Amendment To Credit Agreement Jun 1, 2005, between the Company and Wells Fargo Bank, National Association
14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s current report on Form 8-K filed August 10, 2005).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 96 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Management contract or compensatory plan or arrangement

(c)   Financial Statement Schedule

See Item 15(a)(2) above.