Form 10-Q
period 2005-09-30
SYMMETRICOM INC
filed 2005-11-08
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2005
Common Stock	46,202,973

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

	Item1.	Financial Statements:

Condensed Consolidated Balance Sheets—September 30, 2005 and June 30, 2005

Condensed Consolidated Statements of Operations—Three months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows—Three months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

	Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item3.	Quantitative and Qualitative Disclosures About Market Risk

	Item4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item1.	Legal Proceedings

	Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item3.	Defaults Upon Senior Securities

	Item4.	Submission of Matters to a Vote of Security Holders

	Item5.	Other Information

	Item6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$84,114	$105,635
Short-term investments	100,614	89,514
Cash and investments	184,728	195,149
Accounts receivable, net of allowance for doubtful accounts of $841 as of September 2005 and $874 as of June 2005	30,538	29,049
Inventories	28,090	26,698
Prepaids and other current assets	10,876	10,827
Total current assets	254,232	261,723
Property, plant and equipment, net	23,642	23,063
Goodwill	52,862	49,248
Other intangible assets, net	12,377	10,272
Deferred taxes and other assets	47,785	47,365
Note receivable from employee	500	500
Total assets	$391,398	$392,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,471	$12,684
Accrued compensation	9,198	9,062
Accrued warranty	3,608	3,338
Other accrued liabilities	13,408	12,416
Current maturities of long-term obligations	1,153	1,110
Total current liabilities	37,838	38,610
Long-term obligations	126,594	126,967
Deferred income taxes	419	419
Total liabilities	164,851	165,996

Stockholders’ equity:
Common stock, $0.0001 par value; 70,000 shares authorized, 47,395 shares issued and 46,201 shares outstanding as of September 2005; 47,076 shares issued and 46,329 outstanding as of June 2005	183,493	184,292
Additional paid-in-capital	1,152	—
Accumulated other comprehensive loss	159	100
Deferred stock-based compensation	(1,413)	—
Retained earnings	43,156	41,783
Total stockholders’ equity	226,547	226,175
Total liabilities and stockholders’ equity	$391,398	$392,171

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net revenue	$44,267	$51,958
Cost of product and services	22,635	27,649
Amortization of purchased technology	1,115	991
Integration and restructuring charges	126	—
Gross profit	20,391	23,318
Operating expenses:
Research and development	4,275	4,129
Selling, general and administrative	14,457	13,179
Amortization of intangibles	168	167
Income from operations	1,491	5,843
Interest income	1,555	145
Interest expense	(1,238)	(134)
Income before income taxes	1,808	5,854
Income tax provision	435	1,369
Net Income	$1,373	$4,485

Earnings per share—basic:
Net Earnings	$0.03	$0.10
Weighted average shares outstanding—basic	46,168	44,773

Earnings per share—diluted:
Net Earnings	$0.03	$0.10
Weighted average shares outstanding—diluted	47,205	46,186

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,373	$4,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,778	2,849
Stock-based compensation	1,293	319
Changes in assets and liabilities:
Accounts receivable	(1,489)	2,440
Inventories	(35)	201
Prepaids and other current assets	(27)	516
Accounts payable	(2,213)	(4,503)
Accrued compensation	111	(1,478)
Accrued warranty	(172)	391
Other accrued liabilities	953	487
Deferred income taxes	(373)	965
Stock option income tax benefit	592	—
Net cash provided by operating activities	2,791	6,672

Cash flows from investing activities:
Purchases of short-term investments	(14,105)	(4,422)
Maturities of short-term investments	2,973	3
Purchases of property, plant and equipment	(1,992)	(521)
Acquisition and related cost, net of cash acquired	(8,032)	—
Net cash used for investing activities	(21,156)	(4,940)

Cash flows from financing activities:
Repayment of long-term obligations	(291)	(13)
Proceeds from issuance of common stock	914	1,492
Repurchase of common stock	(3,859)	—
Net cash (used for) provided by financing activities	(3,236)	1,479
Effect of exchange rate changes on cash and cash equivalents	80	(21)

Net (decrease) increase in cash and cash equivalents	(21,521)	3,190
Cash and cash equivalents at beginning of period	105,635	34,213
Cash and cash equivalents at end of period	$84,114	$37,403

Non-cash investing and financing activities:
Unrealized (gain) loss on securities, net	$(32)	$3
Cash (received from) payments for:
Interest	$(1,292)	$135
Income taxes	80	14

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2006.

The consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Acquisition

On August 1, 2005, Symmetricom, Inc. completed the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. This acquisition is expected to enhance Symmetricom’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes throughout the world and to further Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. The total purchase price of approximately $8.0 million, was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. Management is currently gathering additional information with respect to assets acquired and liabilities assumed.  Accordingly, the purchase price allocation is preliminary and may require revisions in future periods.

The purchase price was allocated to Agilent’s assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	92
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,614
Liabilities assumed	(467)
Total purchase price	$8,032

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are presented as if they ended on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on October 2, 2005 and October 3, 2004.

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform ongoing credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.6 million as of September 30, 2005, of which $1.1 million is expected to be collected in fiscal 2006 and the remainder in subsequent years. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs, stock options and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

Prior to July 4, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options or stock awards that were subject to an exchange offer, other modifications or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense related to the unvested portion of the awards was reversed as an offset to operating expenses.

As of July 4, 2005, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units are determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS No. 123(R) resulted in an expense of $1.3 million in the first quarter of fiscal 2006, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.

At September 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $7.7 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF Issue No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no excess tax benefits resulting from the exercise of stock-based compensation deductions reported for financial reporting purposes in the first quarter of fiscal 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation.

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the first quarter of fiscal 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Using Intrinsic	SFAS 123R	As
	Value Method	Adjustments	Reported
Income from operations	$2,784	$(1,293)	$1,491
Income before income taxes	2,784	(976)	1,808
Net Income	2,188	(815)	1,373

Basic earnings per share
Earnings	0.05	(0.02)	0.03

Diluted earnings per share
Earnings	0.05	(0.02)	0.03

The weighted average estimated fair value of options granted was $3.71 per share in the first quarter of fiscal 2006 and $4.87 per share in the corresponding quarter of fiscal 2005. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the first quarter of fiscal 2006 and 2005, as follows:

	Three Months Ended
	September 30,
	2005	2004
Expected life (in years)	2.3	2.4
Risk-free interest rate	4.1%	3.2%
Volatility	51.6%	81.1%

For fiscal year 2005, the Company used its historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options, the Company reevaluated the volatility assumptions used to estimate the value of employee stock options granted in the first quarter of fiscal 2006. Management determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

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

For the three-months ended September 30, 2005, the Company granted options to purchase 469,000 shares of its common stock and restricted stock awards for 165,000 shares. Of the 165,000 restricted shares, 18,000 were subsequently forfeited. The Company’s right to repurchase restricted shares generally lapses over the same term as the vesting period applicable to the Company’s stock options. The Company received $0.9 million from the exercise of common stock during the first quarter ended September 30, 2005.

		Options Outstanding
	Shares Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2005	2,014	4,325	$6.81
Granted	(469)	469	9.43
Granted - restricted shares	(165)	—	—
Exercised	—	(172)	5.30
Canceled	143	(143)	9.82
Balances at September 30, 2005	1,523	4,479	$7.04

The Company issues new shares of common stock upon the exercise of stock options. The following table summarizes information about stock options outstanding as of September 30, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Average Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
			(In thousands)	(In years)		(In thousands)
$2.52	—	$4.29	397	3.86	$3.55	297	$3.75
$4.33	—	$4.33	524	6.68	4.33	524	4.33
$4.36	—	$4.99	453	3.43	4.76	381	4.83
$5.02	—	$7.08	460	4.61	5.63	451	5.62
$7.25	—	$7.25	717	8.84	7.25	180	7.25
$7.29	—	$9.19	457	5.99	7.91	314	7.87
$9.22	—	$9.42	502	5.36	9.39	28	9.24
$9.46	—	$9.54	168	7.60	9.52	85	9.50
$9.75	—	$9.75	685	8.51	9.75	166	9.75
$9.77	—	$14.81	116	8.06	11.24	26	13.35
$2.52	—	$14.81	4,479	6.37	$7.04	2,452	$5.94

The aggregate intrinsic value for the options outstanding and exercisable that were in-the-money as of September 30, 2005, were as follow:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Average Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Oustanding at September 30, 2005	2,706	5.83	$5.46	$6,171

Exercisable at September 30, 2005	1,939	5.83	$5.08	$5,166

For three-months ended September 30, 2004:

Stock-based compensation in the first quarter of fiscal 2005 was determined using the intrinsic value method. The following table provides supplemental information for the first quarter of fiscal 2005 as if stock-based compensation had been computed under SFAS No. 123(R) (in thousands, except per share data):

September 30, 2004
Net Income	$4,485
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings, net of related tax effects	197
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,528)
Pro forma	$3,154

Earnings per share—basic and diluted:
As reported	$0.10
Pro forma	$0.07

Note 4. Integration and restructuring charges

During fiscal 2005, we did not have any integration and restructuring charges. In the first quarter of fiscal 2006, we recorded integration and restructuring charges of $0.1 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same quarter.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the three-month period ended September 30, 2005 and year ended June 30, 2005.

	Balance at			Balance at
	June 30,	Expense		June 30,
	2004	Additions	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$(1,080)	$544
Facilities (fiscal 2004)	1,328	—	(926)	402
Severance and benefits (fiscal 2004)	15	—	(15)	—
Total severance and facilities	2,967	—	(2,021)	946
All other integration and restructuring changes (fiscal 2004)	700	—	—	700
Total	$3,667	$—	$(2,021)	$1,646

	Balance at			Balance at
	June 30,	Expense		September 30,
	2005	Additions	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(269)	$275
Facilities (fiscal 2004)	402	—	(112)	290
Total facilities	946	—	(381)	565
All other integration and restructuring changes (fiscal 2004)	700	—	—	700
All other integration and restructuring changes (fiscal 2006)	—	126	(126)	—
Total	$1,646	$126	$(507)	$1,265

The accrued balance of the $0.6 million lease loss accrual for the facilities as of September 30, 2005 will be paid over the next six years.

Note 5. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 6. Net Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares from stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive.

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$1,373	$4,485

Shares (Denominator):
Weighted average common shares outstanding.	46,222	44,889
Weighted average common shares outstanding subject to repurchase.	(54)	(116)
Weighted average shares outstanding—basic	46,168	44,773
Weighted average dilutive share equivalents from stock options and warrants.	983	1,297
Weighted average common shares dilutive subject to repurchase	54	116
Weighted average shares outstanding—diluted	47,205	46,186
Net earnings per share - basic	$0.03	$0.10
Net earnings per share - diluted	$0.03	$0.10

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been antidilutive:

	Three Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Stock options & warrants	1,556	1,223
Common shares subject to repurchase	147	—
Total shares of common stock excluded from diluted net earnings per share calculation	1,703	1,223

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share as of September 30, 2005. See Note 11 to our condensed consolidated financial statements for a description of our contingent convertible subordinated notes.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	September 30,	June 30,
	2005	2005
	(in thousands)
Raw materials	$11,773	$12,207
Work-in-process	9,750	9,089
Finished goods	6,567	5,402
	$28,090	$26,698

Note 8. Goodwill and Other Intangible Assets

Goodwill

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. Such allocations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our annual goodwill impairment test as of June 30, 2005, and no impairment losses were recorded based on these evaluations.

			Timing, Test
			and
	Wireline	OEM/Wireless	Measurement	Total
	(in thousands)
Balances as of June 30, 2005	$27,917	$6,963	$14,368	$49,248
Addition	—	—	3,614	3,614
Balances as of September 30, 2005	$27,917	$6,963	$17,982	$52,862

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of September 30, and June 30, 2005 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
		(in thousands)
Purchased technology	$23,768	$14,557	$9,211
Customer lists, trademarks, other	3,730	2,669	1,061
Total as of June 30, 2005	$27,498	$17,226	$10,272

Purchased technology	$26,588	15,687	$10,901
Customer lists, trademarks, other	4,299	2,823	1,476

Total as of September 30, 2005	$30,887	$18,510	$12,377

Intangible asset amortization expense for the three months ended September 30, 2005 and September 30, 2004 was approximately $1.3 million and $1.2 million, respectively.

The estimated future amortization expense is as follow:

Fiscal year:	(in thousands)

2006 (remaining nine months)	$3,349
2007	2,899
2008	1,678
2009	1,293
2010	1,011
2011	796
Thereafter	1,351

Total amortization	$12,377

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

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$1,373	$4,485
Other comprehensive income (loss):
Foreign currency translation adjustments	79	(21)
Unrealized gain (loss) on investments, net of taxes	(20)	3

Other comprehensive income (loss)	59	(18)

Total comprehensive income	$1,432	$4,467

Note 10. Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.2 million shares of Symmetricom common stock outstanding as of September 30, 2005.

During the first quarter of fiscal 2006, we repurchased 447,050 shares pursuant to the repurchase program for an aggregate price of approximately $3.9 million.

Upon termination of a senior management person during the first quarter of fiscal 2006, 18,000 shares of restricted stock were forfeited pursuant to an existing agreement with that person.

The following table provides monthly detail of our repurchases and forfeitures during the first quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Forfeited
August 1, 2005 through August 31, 2005	283,550	$8.61
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
Total	447,050	$8.62	18,000

As of September 30, 2005, the total number of shares available for repurchase was 2,112,577.

Note 11. Long-term Obligations

On June 8, 2005, the Company sold $120 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

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

•                  During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•                  If we have called the particular notes for redemption and the redemption has not yet occurred; or

•                  Upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49 that was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

Also, on or after June 20, 2012, we may redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders may require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash, in the event of certain change of control events related to us.

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ marketplace rule 4350(i)(1)(D). We may undertake such repurchase from time to time through privately negotiated or open-market transactions or other available means.

In connection with the issuance of these Notes, Symmetricom recorded bond fees of approximately $3.8 million, which are being amortized using the straight-line method over a period of seven years until fiscal 2012.

In connection with the acquisition of Datum Inc. (“Datum”) in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of September 30, 2005, the bond balance was $2.5 million.

Long-term obligations consist of:

	September 30,	June 30,
	2005	2005
	(In thousands)
Long-term obligations:
Capital lease	$4,706	$4,953
Less—current maturities	(1,083)	(1,040)
Lease loss accrual	198	279
Bond payable	2,475	2,475
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	368	370
Total	$126,594	$126,967

Note 12. Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. As of September 30, 2005, we currently have an accrual of $0.7 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

Note 13. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime, Inc. (“TrueTime”) (both of which we acquired in October 2002) and Agilent Technologies’ Frequency and Timing Standards product line (acquired in August 2005), we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in Wireless/OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

The Timing, Test and Measurement products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies for government, power utilities, aerospace, defense and enterprise markets.

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

	Three Months Ended September 30,
	2005	2004
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$19,682	$23,141
Wireless/OEM Products	5,765	9,448
Global Services	2,650	2,354
Specialty Manufacturing/Other	1,722	3,210
Timing, Test and Measurement Division	14,448	13,805
Total net revenue	44,267	51,958

Cost of sales:
Telecom Solutions Division:
Wireline Products	8,382	10,641
Wireless/OEM Products	4,277	6,543
Global Services	1,530	1,235
Specialty Manufacturing/Other	1,468	2,661
Timing, Test and Measurement Division	6,978	6,569
Other cost of sales*	1,241	991
Total cost of sales	23,876	28,640

Gross profit:
Telecom Solutions Division:
Wireline Products	11,301	12,500
Wireless/OEM Products	1,488	2,905
Global Services	1,120	1,119
Specialty Manufacturing/Other.	254	549
Timing, Test and Measurement Division	7,469	7,236
Other cost of sales*	(1,241)	(991)
Total gross profit	$20,391	$23,318

Gross margin:
Telecom Solutions Division:
Wireline Products	57.4%	54.0%
Wireless/OEM Products	25.8%	30.7%
Global Services	42.3%	47.5%
Specialty Manufacturing/Other	14.8%	17.1%
Timing, Test and Measurement Division	51.7%	52.4%
Other cost of sales*	(2.8)%	(1.9)%
Total gross margin	46.1%	44.9%

* Includes amortization of purchased technology and applicable integration and restructuring charges.

No customer accounted for 10% or more of our net revenue for the three months ended September 30, 2005 and 2004.

Note 14. Warranties

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

Changes in our accrued warranty liability during the first three-month periods of fiscal 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Beginning balance	$3,338	$3,194
Provision for warranty for the year	1,115	777
Less: Actual warranty costs	(845)	(386)
Ending balance	$3,608	$3,585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this report.

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

Overview

Symmetricom is a leading supplier of synchronization and timing products of communications service providers, network equipment manufacturers, U.S. Department of Defense (DOD), aerospace contractors, enterprises, governments and research facilities. We supply solutions to customers who demand reliable “carrier class” products and engineering expertise in a variety of applications, including network synchronization, timing, frequency generation and distribution, testing, management, verification and/or the measurement of a time and frequency-based signal. We design and manufacture timing solutions for the U.S. aerospace industry, precision references for global communications, telecom synchronization management systems, secure GPS time for the U.S. government, rubidium clocks, cesium clocks and network timeservers.

Our products include synchronization network elements, and timing elements wireline, cable and wireless networks as well as the provision of professional services. Our products play an essential role in network reliability, and quality of service for wireline, cable and wireless communication networks, enabling our customers to increase performance, minimize service interruptions and provide seamless voice, video and data services efficiently in their network infrastructure.

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

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, stock options and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Symmetricom considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, reserve for warranty, inventory valuation, accounting for income taxes, valuation of investments and valuation of intangible assets and goodwill to be critical policies due to the estimates and judgments involved in each.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage an independent third-party appraisal firm to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is reserved for at its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. If the inventory value is reserved for at its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to operations outside the United States, primarily in Puerto Rico. Net earnings of our Puerto Rico subsidiary are taxed in part under Internal Revenue Code Section 936, which exempts qualified Puerto Rico earnings from federal income tax. Section 936 limits the amount of qualified Puerto Rico earnings and expires at the end of fiscal year 2006. The change in tax law will affect our future tax rate.

The carrying value of our net deferred tax assets, which is made up of tax deductions, net operating loss carryforwards and tax credits, assumes we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits is related to stock options and has a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Goodwill

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill Impairment, on an annual basis and between annual tests in certain circumstances for each reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In fiscal 2005, no impairment losses were recorded based on these evaluations.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In fiscal 2005, no impairment losses were recorded based on these evaluations.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model..  Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R).  Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS No. 123(R) resulted in an expense of $1.3 million in the first quarter of fiscal 2006, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.  At September 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $7.7 million, net of estimated forfeitures of $1.0 million.  This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three-months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
Net revenue
Telecom Solutions Division:
Wireline Products	44.5%	44.5%
Wireless/OEM Products	13.0%	18.2%
Global Services	6.0%	4.5%
Specialty Manufacturing/Other	3.9%	6.2%
Timing, Test and Measurement Division	32.6%	26.6%
Total net revenue	100.0%	100.0%

Cost of products and services	51.1%	53.2%
Amortization of purchased technology	2.5%	1.9%
Integration and restructuring charges	0.3%	—%
Gross profit	46.1%	44.9%
Operating expenses:
Research and development	9.7%	7.9%
Selling, general and administrative	32.7%	25.4%
Amortization of intangibles	0.4%	0.3%
Income from operations	3.4%	11.2%
Interest income	3.5%	0.3%
Interest expense	(2.8)%	(0.3)%
Income before income taxes	4.1%	11.3%
Income tax provision	1.0%	2.6%
Net Income	3.1%	8.6%

Net Revenue:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Net revenue (in thousands):
Wireline Products	$19,682	$23,141	(14.9)%
Wireless/OEM Products	5,765	9,448	(39.0)
Global Services	2,650	2,354	12.6
Specialty Manufacturing/Other	1,722	3,210	(46.4)
Timing, Test and Measurement Division	14,448	13,805	4.7
Total Net Revenue	$44,267	$51,958	(14.8)%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2006, net revenue decreased by $7.7 million to $44.3 million from $52.0 million in the corresponding quarter of fiscal 2005. The decrease in net revenue was attributable to the Wireline products decrease of $3.5 million or 14.9% (primarily due to a large project from one of our major customers during the first quarter of fiscal 2005), the Wireless/OEM products decrease of $3.7 million or 39.0% (due to reported softness in the wireless industry and a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions) and the Specialty Manufacturing/Other segment decrease of $1.5 million or 46.4% (due to overall decreases in the electronics industry). These revenue decreases were partially offset by a $0.6 million or 4.7% increase in the Timing, Test and Measurement segment (due to growth in military-related purchases of our timing and frequency solutions for mobile communication applications) and the Global Services segment revenue increase of $0.3 million or 12.6% (primarily due to an increase in total solution sales to customers).

Cost of Product and Services:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Cost of products and services (in thousands):
Wireline Products	$8,382	$10,641	(21.2)%
Wireless/OEM Products	4,277	6,543	(34.6)
Global Services	1,530	1,235	23.9
Specialty Manufacturing/Other	1,468	2,661	(44.8)
Timing, Test and Measurement Division	6,978	6,569	6.2
Other cost of sales	1,241	991	25.2
Total Cost	$23,876	$28,640	(16.6)%
Percentage of Revenue	53.9%	55.1%

The cost of products and services, including other cost of sales, decreased by $4.8 million or 16.6% during the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005. The cost of products and services for Wireline products decreased by $2.3 million or 21.2%, which was higher than the revenue decrease of 14.9%. The decrease in Wireline product costs was due to a continued shift towards sales of lower cost, higher margin products. The cost of products and services for Wireless/OEM products decreased by $2.3 million or 34.6%, which was lower than the revenue decrease of 39.0% due to increased costs and lower selling prices. The cost of products and services for Global Services products increased by $0.3 million or 23.9%, which was lower than the revenue increase of 12.6%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products decreased by $1.2 million or 44.8%, due to lower sales volume and was consistent with the revenue decrease of 46.4%. The cost of products and services for Timing, Test and Measurement products increased by $0.4 million or 6.2%, due to increased sales volume and was consistent with the revenue increase of 4.7%.

Included in other cost of sales is amortization of purchased technology, which was $124,000 higher during the first quarter of fiscal 2006 than the first quarter of fiscal 2005 due to additional intangibles obtained in the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. Also included in other cost of sales is $126,000 for integration and restructuring charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line.

Per the adoption of SFAS No. 123(R), the cost of products and services included $153,000 for stock-based compensation expense in the first quarter of fiscal 2006.

Gross Profit:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Gross profit (in thousands):
Wireline Products	$11,301	$12,500	(9.6)%
Wireless/OEM Products	1,488	2,905	(48.8)
Global Services	1,120	1,119	0.1
Specialty Manufacturing/Other	254	549	(53.7)
Timing, Test and Measurement Division	7,469	7,236	3.2
Other cost of sales	(1,241)	(991)	25.2
Total Gross Profit	$20,391	$23,318	(12.6)%
Percentage of Revenue	46.1%	44.9%

Gross profit in the first quarter of fiscal 2006 decreased by $2.9 million or 12.6% compared to the corresponding quarter of fiscal 2005. This decrease was lower than the revenue decrease of 14.8%, due primarily to higher gross margin (as a percent of sales) in the Wireline segment, partially offset by higher other cost of sales related to the Agilent Technologies’ Frequency and Timing Standards product line. Gross profit for the Wireline products decreased by $1.2 million or 9.6%, which was lower than the 14.9% revenue decrease for the same period due to the shift towards sales of higher margin products. Gross profit for the Wireless/OEM products decreased by $1.4 million or 48.8%, which was higher than the revenue decrease of 39.0% due to lower selling prices. Gross profit for Global Services was flat compared with the same quarter of fiscal 2005, which was lower than the 12.6% revenue increase for the same period due to increased sales of higher cost services. Gross profit for the Specialty Manufacturing/Other products decreased by $0.3 million or 53.7%, which was higher than the revenue decrease of 46.4% for the same period due to higher manufacturing variances as a result of lower volume. Gross profit for the Timing, Test and Measurement products increased by $0.2 million or 3.2%, which was consistent with the revenue increase of 4.7% for the same period due to the growth in military-related purchases of our timing and frequency solutions for mobile communication applications. Other cost of sales for the first fiscal quarter of 2006 was higher in comparison to the first quarter of fiscal 2005 primarily due to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional intangibles.

Operating Expenses
Research and Development Expense:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Research and development expense (in thousands)	$4,275	$4,129	3.5%
Percentage of Revenue	9.7%	7.9%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $4.3 million during the first quarter of fiscal 2006 compared to $4.1 million for the corresponding period of fiscal 2005. The overall increase in the research and development expense was primarily attributable to $121,000 in stock-based compensation.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Selling, general and administrative including amortization of intangibles (in thousands)	$14,625	$13,346	9.6%
Percentage of Revenue	33.0%	25.7%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased by 9.6% to $14.6 million for the first quarter of fiscal 2006 compared to $13.3 million for the corresponding quarter of fiscal 2005. This $1.3 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $1.0 million and the hiring of new senior sales and marketing executives.

Interest Income:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Interest income (in thousands)	$1,555	$145	972.4%
Percentage of Revenue	3.5%	0.3%

Interest income increased to $1.6 million during the first quarter of fiscal 2006 compared to $0.1 million during the corresponding quarter of fiscal 2005 due to a higher cash investments balance due primarily to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest Expense:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Interest expense (in thousands)	$(1,238)	$(134)	823.9%
Percentage of Revenue	(2.8)%	(0.3)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense increased to $1.2 million in the first quarter of fiscal 2006 compared to $0.1 million in the corresponding quarter of fiscal 2005 primarily due to interest expense on our convertible notes, which started accruing interest at the rate of 3.25% on June 15, 2005.

Income Taxes:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Income tax provision (in thousands).	$435	$1,369	(68.2)%
Percentage of Revenue	1.0%	2.6%

Our income tax provision from continuing operations was $0.4 million in the first quarter of fiscal 2006, compared to a tax provision of $1.4 million in the corresponding quarter of fiscal 2005. Our effective tax rate in the first quarter of fiscal 2006 was 24.1%, compared to an effective tax rate of 23.4% in the corresponding quarter of fiscal 2005. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006.

Net Income, as reported:

	Three Months Ended
	September 30,		Percentage
	2005	2004	Change
Net income, as reported (in thousands)	$1,373	$4,485	(69.4)%
Percentage of Revenue	3.1%	8.6%

As a result of the factors discussed above, we had net income of $1.4 million, or $0.03 per share, in the first quarter of fiscal 2006 compared to net income of $4.5 million, or $0.10 per share, during the corresponding quarter of fiscal 2005.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the first quarter of fiscal 2006 and 2005 are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog amounted to $35.8 million as of September 30, 2005, compared to $31.0 million as of June 30, 2005. Our backlog, which is shippable within the next six months, was $25.4 million as of September 30, 2005, compared to $20.5 million as of June 30, 2005.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. As of September 30, 2005, we have approximately $4.5 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.7 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2005. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as September 30, 2005 was comprised of 803 regular employees and 54 temporary employees, compared to 779 regular employees and 51 temporary employees as of June 30, 2005.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.4 million as of September 30, 2005, compared to $0.2 million as of June 30, 2005. Deferred revenue for maintenance contracts was $1.6 million as of September 30, 2005, compared to $1.4 million as of June 30, 2005. Deferred revenue for distributor return allowances was $0.2 million as of September 30, 2005, compared to $0.6 million as of June 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, working capital was $216.4 million compared to $223.1 million as of June 30, 2005. Cash and cash equivalents as of September 30, 2005 decreased to $84.1 million from $105.6 million as of June 30, 2005. This decrease was primarily the result of $2.8 million in cash provided by operating activities, $21.2 million in cash used for investing activities and $3.2 million in cash used for financing activities. Short-term investments increased from $89.5 million as of June 30, 2005 to $100.6 million as of September 30, 2005. This increase resulted primarily from an increase in short-term investments during fiscal 2006.

The $2.8 million net cash provided by operating activities in fiscal 2006 was primarily attributable to a net income of $1.4 million, non-cash expenses related to depreciation and amortization of $2.8 million, stock-based compensation expenses of $1.3 million and $0.6 million in stock option income tax benefits resulting from the adoption of SFAS No. 123(R). This was partially offset by a $1.5 million increase in accounts receivable and a $2.2 million decrease in accounts payable. The increase in accounts receivable was the result of a larger volume of quarter-end shipments, which were not collectible within the quarter. The decrease in accounts payable was primarily due to a lower volume of inventory purchases in the last month of the quarter compared to the prior quarter. The $21.2 million net cash used for investing activities in fiscal 2006 was primarily attributable to $14.1 million in purchases of short-term investments, $8.0 million in acquisition costs and $2.0 million in purchases of plant and equipment, which was partially offset by $3.0 million in maturities of short-term investments. The $3.2 million net cash used for financing activities was primarily attributable to $0.9 million in proceeds from the issuance of common stock, which was offset by $3.9 million attributable to repurchases of common stock and $0.3 million for the repayment of long-term obligations.

Our total capital spending commitments outstanding as of September 30, 2005 were $1.5 million. Days sales outstanding in accounts receivable was 63 days as of September 30, 2005, an increase from 58 days as of June 30, 2005. This increase is the result of a larger volume of quarter-end shipments, which were not collectible within the quarter.

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

On June 8, 2005, the Company sold $120 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

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

•                  During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•                  If we have called the particular notes for redemption and the redemption has not yet occurred; or

•                  Upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49 that was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

Also, on or after June 20, 2012, we may redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders may require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash, in the event of certain change of control events related to us.

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ marketplace rule 4350(i)(1)(D). We may undertake such repurchase from time to time through privately negotiated or open market transactions or other available means.

In connection with the issuance of these Notes, Symmetricom recorded bond fees of approximately $3.8 million, which are being amortized using the straight-line method over a period of seven years until fiscal 2012.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the Company to obtain a revolving line of credit up to $10.0 million to be used as working capital. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of September 30, 2005.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized by the line of credit with Wells Fargo Bank described above. As of September 30, 2005, the bond balance was $2.5 million.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the first three-months ended September 30, 2005 or September 30, 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We believe that the need for synchronization is moving further out from the core of the network (where our products are currently used) to the “edge of the network.” If this occurs, the products needed to meet the synchronization at the edge of the network will probably be products sold at lower price points, with fewer features and may be sold through OEM and redistributor markets. This would mean that competition may be greater, unit volume might increase and gross margins may be lower.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Emrise Corp. and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. In the enterprise network timing and frequency market, we compete primarily with Meinberg and EndRun Technologies. In the rubidium oscillators market, we compete primarily with Frequency Electronics, Inc., SRS and Temex. In addition, certain companies, such as Perkin Elmer, Inc., that currently manufacture products for use in military applications could enter commercial markets and compete directly with us. Competitors in our timing and frequency, test and measurement segment include Frequency Electronics, Inc., Trak Systems, Inc. (a Veritas Corporation subsidiary) and Brandywine Communications. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

•                  although we have been approved as a supplier in requests for proposals from several major wireline customers, this does not guarantee any purchases;

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

•                  customers may experience labor strikes which could result in reduced sales volume; and

•                  customers in the wireless market may switch from buying Rubidium based products which are internally manufactured to Quartz based products which are purchased and sold at a lower price point, which may result in lower revenue and gross margins.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. If we increase the volume of product manufacturing by outside sources and decrease our internal production, we could incur higher fixed costs (per unit) and integration and restructuring charges. Significant decreases in demand for our products, reduction in our average selling prices or any material delay in customer orders may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products. The growth in each of these markets may depend on changes in general economic conditions, conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $1.4 million for the first quarter of fiscal 2006, we had net losses for two of the three preceding fiscal years. Future losses may create uncertainty about the recoverability of our $49.1 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the recoverability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

Our products are complex and may contain errors or design flaws, which could be costly to correct

Our products are complex and often use state-of-the-art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers and increased service and warranty costs. The occurrence of any of these factors could cause our net revenue to decline.

Our critical business and manufacturing facilities in Puerto Rico and San Jose, California, as well as many our customers and suppliers, are located near known hurricane zones and earthquake fault zones and the occurrence of an earthquake, hurricane or other catastrophic disaster could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers, to cease, curtail or disrupt operations

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

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

If we acquire other companies and are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum and the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

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

•                  we may incur substantial penalties if we do not relocate manufacturing operations as scheduled;

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

Existing common stockholders may experience dilution in connection with our sale of convertible notes in June 2005 and will experience immediate dilution if we sell shares of our common stock or other equity securities in future financings, and, as a result, our stock price may go down

Our common stockholders may experience dilution in connection with the sale in June 2005 of $120 million worth of convertible notes if our stock price reaches $12.49 or more per share.

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

A manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. We believe that we will incur monitoring costs for years to come in connection with this subsurface contamination. Further, we have received a demand from an adjoining landowner and may be subject to claims from other adjoining landowners, in addition to claims for remediation, and the amount of these costs and the extent of our exposure to these demands and claims cannot be determined at this time. The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur additional unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owner’s claims and any related governmental action may expose us to material liability and could significantly harm our business.

Our operating results may be adversely affected as a result of our required compliance with European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive and as such we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. In addition, we are aware of similar legislation, which may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, Asia and Canada, accounted for 31% of net revenue during the first quarter of fiscal year 2006, compared to 36% of net revenue during corresponding quarter of fiscal 2005. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•                  foreign currency fluctuations;

•                  the effects of terrorist activity and armed conflict, which may disrupt general economic activity and result in revenue shortfalls;

•                  export restrictions;

•                  longer payment cycles;

•                  unexpected changes in regulatory requirements or tariffs;

•                  protectionist laws and business practices that favor local competition;

•                  dependence on local vendors;

•                  reduced or limited protection of intellectual property rights; and

•                  political and economic instability.

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

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our results of operations could be materially affected.

We may be required to record additional goodwill impairment charges in future quarters

As of September 30, 2005, we had recorded goodwill with a net book value of $52.9 million related to acquisitions of Datum and TrueTime and Agilent Technologies’ Frequency and Timing Standards product line and of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of June 30, 2005 and determined that goodwill was not impaired.

Increases in our effective tax rate may negatively impact our net earnings

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rican earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from federal taxes. The Section 936 exemption is subject to a variety of limitations before it expires at the end of fiscal 2006. Historically, we have reduced our effective tax rate using the Section 936 exemption. Our effective tax rate will increase in fiscal 2006 as forecasted qualified Puerto Rican earnings are expected to exceed the applicable Section 936 limitations. Additionally, the effective tax rate may fluctuate quarterly, depending on the percentage of quarterly Puerto Rican earnings to total earnings and changes to forecasts of full year Puerto Rican earnings and total earnings. An increase in our effective tax rate will increase our federal income taxes, negatively impact our net earnings and may affect cash flow.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning June 30, 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our annual report on Form 10-K for the year ended June 30, 2005. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 30, 2005, we had short-term investments of $100.6 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at September 30, 2005, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.7 million with the United Kingdom and $0.1 million with Germany at September 30, 2005, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. As of September 30, 2005, we currently have an accrual of $0.7 million for remediation costs, appraisal fees and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                              Not applicable.

b)                             Not applicable.

c)                              The following table provides monthly detail regarding our share repurchases and forfeitures during the three-months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Forfeited

August 1, 2005 through August 31, 2005	283,550	$8.61
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
Total	447,050	$8.62	18,000

As of September 30, 2005, the total number of shares available for repurchase was 2,112,577.

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.2 million shares of Symmetricom common stock outstanding as of September 30, 2005.

During the first quarter of fiscal 2006, we repurchased 447,050 shares pursuant to the repurchase program for an aggregate price of approximately $3.9 million.

Upon termination of a senior management person during the first quarter of fiscal 2006, 18,000 shares of restricted stock were forfeited pursuant to an existing agreement with that person.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On November 3, 2005, the Compensation Committee approved a cash bonus in the amount of $75,000 for the Company’s Chief Financial Officer, William Slater, based upon the achievement of certain goals by Mr. Slater. The bonus is payable within thirty days.

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

SYMMETRICOM, INC.
(Registrant)

DATE: November 8, 2005	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 8, 2005	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.