Form 10-Q
period 2005-12-31
SYMMETRICOM INC
filed 2006-02-08
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2006
Common Stock	46,025,209

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$120,272	$105,635
Short-term investments	66,996	89,514
Cash and investments	187,268	195,149
Accounts receivable, net of allowance for doubtful accounts of $873 as of December 2005 and $874 as of June 2005	29,126	29,049
Inventories	27,937	26,698
Prepaids and other current assets	10,986	10,827
Total current assets	255,317	261,723
Property, plant and equipment, net	24,156	23,063
Goodwill	52,862	49,248
Other intangible assets, net	11,176	10,272
Deferred taxes and other assets	47,347	47,365
Note receivable from employee	500	500
Total assets	$391,358	$392,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,443	$12,684
Accrued compensation	9,703	9,062
Accrued warranty	3,284	3,338
Other accrued liabilities	12,460	12,416
Current maturities of long-term obligations	1,196	1,110
Total current liabilities	36,086	38,610
Long-term obligations	126,258	126,967
Deferred income taxes	419	419
Total liabilities	162,763	165,996

Stockholders’ equity:
Common stock, $0.0001 par value; 70,000 shares authorized, 47,443 shares issued and 46,009 shares outstanding as of December 2005; 47,076 shares issued and 46,329 outstanding as of June 2005	181,673	184,292
Additional paid-in-capital	2,032	—
Accumulated other comprehensive income	223	100
Deferred stock-based compensation	(1,144)	—
Retained earnings	45,811	41,783
Total stockholders’ equity	228,595	226,175
Total liabilities and stockholders’ equity	$391,358	$392,171

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net revenue	$47,909	$47,964	$92,176	$99,922
Cost of products and services	25,019	24,115	47,654	51,764
Amortization of purchased technology	960	970	2,075	1,961
Integration and restructuring charges	217	—	343	—
Gross profit	21,713	22,879	42,104	46,197
Operating expenses:
Research and development	4,578	3,804	8,853	7,933
Selling, general and administrative	13,882	12,559	28,339	25,738
Amortization of intangibles	119	142	287	309
Income from operations	3,134	6,374	4,625	12,217
Interest income	1,756	222	3,311	367
Interest expense	(1,253)	(131)	(2,491)	(265)
Income before income taxes	3,637	6,465	5,445	12,319
Income tax provision	982	1,882	1,417	3,251
Income from continuing operations	2,655	4,583	4,028	9,068
Gain from discontinued operations, net of tax	—	162	—	162
Net Income	$2,655	$4,745	$4,028	$9,230

Earnings per share—basic:
Net Earnings	$0.06	$0.10	$0.09	$0.20
Gain from discontinued operations	—	—	—	—
Net earnings	$0.06	$0.10	$0.09	$0.20

Weighted average shares outstanding—basic	46,092	45,344	46,130	45,059

Earnings per share—diluted:
Net Earnings	$0.06	$0.10	$0.09	$0.20
Gain from discontinued operations	—	—	—	—
Net earnings	$0.06	$0.10	$0.09	$0.20

Weighted average shares outstanding—diluted	46,884	46,815	47,044	46,500

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$4,028	$9,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,232	5,494
Loss on disposal of fixed assets	83	—
Stock-based compensation	2,347	628
Changes in assets and liabilities net of effects of acquisitions:
Accounts receivable	(77)	2,182
Inventories	118	2,996
Prepaids and other current assets	102	183
Accounts payable	(3,241)	(6,622)
Accrued compensation	616	(2,062)
Accrued warranty	(496)	575
Other accrued liabilities	(43)	(631)
Deferred income taxes	(89)	1,664
Stock option income tax benefit	592	—
Net cash provided by operating activities	9,172	13,637

Cash flows from investing activities:
Purchases of short-term investments	(15,010)	(4,684)
Maturities of short-term investments	37,599	5,869
Purchases of property, plant and equipment	(3,964)	(782)
Acquisition and related cost, net of cash acquired	(8,032)	—
Net cash provided by investing activities	10,593	403

Cash flows from financing activities:
Repayment of long-term obligations	(536)	(62)
Proceeds from issuance of common stock	1,116	5,596
Proceeds from repayment of employee note	—	555
Repurchase of common stock	(5,786)	(592)
Net cash (used for) provided by financing activities	(5,206)	5,497
Effect of exchange rate changes on cash and cash equivalents	78	93
Net increase in cash and cash equivalents	14,637	19,630
Cash and cash equivalents at beginning of period	105,635	34,213
Cash and cash equivalents at end of period	$120,272	$53,843

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net of income taxes	$45	$(16)
Cash payments for:
Interest	$2,567	$265
Income taxes	612	768

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2006.

The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Acquisition

On August 1, 2005, Symmetricom, Inc. completed the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. This acquisition is expected to enhance Symmetricom’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes throughout the world and to further Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

The purchase price was allocated to Agilent’s assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	92
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,614
Liabilities assumed	(467)
Total purchase price	$8,032

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are presented as if they ended on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on January 1, 2006 and January 2, 2005.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.9 million as of December 31, 2005, of which $1.3 million is expected to be collected in fiscal 2006 and the remainder in subsequent years. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

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

SFAS No. 123(R) resulted in stock-based compensation expense of $1.1 million in the second quarter of fiscal 2006 and $2.3 million for the six month period ended December 31, 2005, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.

At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $5.3 million, net of estimated forfeitures of $0.8 million.  This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF Issue No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no excess tax benefits resulting from the exercise of stock-based compensation deductions reported for financial reporting purposes in the second quarter of fiscal 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation.

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the reported amounts for the three and six months ended December 31, 2005 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Using Intrinsic	SFAS 123R	As	Using Intrinsic	SFAS 123R	As
	Value Method	Adjustments	Reported	Value Method	Adjustments	Reported

Income from operations	$4,188	$(1,054)	$3,134	$6,972	$(2,347)	$4,625
Income before income taxes	4,691	(1,054)	3,637	7,792	(2,347)	5,445
Net Income	3,319	(664)	2,655	5,507	(1,479)	4,028

Basic earnings per share
Earnings	0.07	(0.01)	0.06	0.12	(0.03)	0.09

Diluted earnings per share
Earnings	0.07	(0.01)	0.06	0.12	(0.03)	0.09

The weighted average estimated fair value of options granted was $3.70 per share in the second quarter of fiscal 2006 and $6.53 per share in the corresponding quarter of fiscal 2005. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months and six months ended December 31,2005 and 2004, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Expected life (in years)	3.1	2.5	2.7	2.5
Risk-free interest rate	4.4%	3.6%	4.3%	3.4%
Volatility	61.25%	79.4%	56.43%	80.25%

For fiscal year 2005, the Company used its historical volatility as its basis to estimate expected volatility.  In light of recent accounting guidance related to stock options, the Company reevaluated the volatility assumptions used to estimate the value of employee stock options granted in fiscal 2006. Management determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

Stock Option Plans

Symmetricom has several employee stock option plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of Symmetricom’s common stock. One of these plans was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. In addition, Symmetricom has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of Symmetricom’s common stock. All options have been granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Options generally vest over three years.

Effective August 4, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans.  In addition, effective December 28, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after December 28, 2005 under the director stock option plan. These amendments provide that the life of a stock option grant made under these plans is now 5 years instead of 10 years. Vesting terms are generally unchanged. With the grant of options to our non-employee directors in January 2006, the shares in the director stock option plan were depleted. For the three-months ended December 31, 2005, the Company granted options to purchase 1,200 shares of its common stock.  The Company’s right to repurchase restricted shares generally lapses over the same term as the vesting period applicable to the Company’s stock options. The Company received $1.1 million from the exercise of common stock options during the six months ended December 31, 2005.

		Options Outstanding
	Shares		Weighted
	Available	Number of	Average
	For Grant	Shares	Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2005	2,014	4,325	$6.81
Granted	(469)	469	9.43
Granted - restricted shares	(165)	—	—
Exercised	—	(172)	5.30
Canceled	143	(143)	9.82
Balances at September 30, 2005	1,523	4,479	$7.04
Granted	(1)	1	6.86
Exercised	—	(48)	4.20
Canceled	26	(26)	8.48
Expired	(1)	—	—
Balances at December 31, 2005	1,547	4,406	$7.06

The Company issues new shares of common stock upon the exercise of stock options. The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
Range of	Number of	Contractual	Average	Intrinsic	Number of	Average	Intrinsic
Exercise Prices	Shares	Life	Exercise Price	Value	Shares	Exercise Price	Value
	(In thousands)	(In years)		(In thousands)	(In thousands)		(In thousands)
$ 2.52 — $ 4.29	380	3.46	$3.59	$1,852	358	$3.57	$1,757
$ 4.33 — $ 4.33	504	6.43	4.33	2,088	504	4.33	2,088
$ 4.36 — $ 4.99	452	3.18	4.77	1,674	381	4.83	1,385
$ 4.99 — $ 7.08	453	4.34	5.63	1,284	444	5.62	1,266
$ 7.25 — $ 7.25	707	8.59	7.25	862	178	7.25	217
$ 7.29 — $ 9.19	454	5.75	7.91	286	311	7.87	208
$ 9.22 — $ 9.42	496	5.12	9.39	—	28	9.24	—
$ 9.46 — $ 9.54	168	7.35	9.52	—	85	9.50	—
$ 9.75 — $ 9.75	676	8.26	9.75	—	166	9.75	—
$ 9.77— $ 14.81	116	7.81	11.24	—	30	13.07	—
$ 2.52 — $ 14.81	4,406	6.11	$7.06	$8,046	2,485	$5.88	$6,921

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of December 31, 2005, based on the Company’s common stock closing price of $8.47 on December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

The total number of in-the-money options outstanding and exercisable as of December 31, 2005 was 2,143,001.

Weighted
		Average	Average
		Remaining	Weighted	12/31/2005	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Oustanding at
December 31, 2005	2,890	5.63	$5.69	$8.47	$2.78	$8,046

Exercisable at
December 31, 2005	2,143	5.63	$5.24	$8.47	$3.23	$6,921

There were 2,361,169 in-the-money options exercisable as of June 30, 2005, based on the Company’s closing stock price of $10.37 at end of fiscal period.

For three months and six months ended December 31, 2004:

Stock-based compensation in the second quarter of fiscal 2005 was determined using the intrinsic value method. The following table provides supplemental information for three months and six months ended December 31, 2004 as if stock-based compensation had been computed under SFAS No. 123(R) (in thousands, except per share data):

	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004
	(in thousands, except for earnings per share)
Net income, as reported	$4,745	$9,230
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings, net of related tax effects	192	389
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,552)	(3,129)
Pro forma	$3,385	$6,490

Earnings per share-basic and diluted:
As reported	$0.10	$0.20
Pro forma	$0.07	$0.14

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”.  An entity shall follow either the transition guidance for the APIC pool in paragraph 81 of Statement 123(R) or the alternative transition method described in the FASB Staff Position (FSP).  Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R) (APIC pool), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted

SFAS 123 (R) for recognition purposes.  The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company is reviewing the two methods, and will elect the method that is most appropriate to its facts and circumstances by November 10, 2006.

Note 4. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the three months ended December 31, 2004, we recognized a gain for discontinued operations of $162,000 net of taxes, for a final payment on a buy-out of a royalty obligation from a licensor of Trusted Time technology.  During current quarter, we did not recognize any gain or loss for discontinuing operations.

Note 5. Integration and restructuring charges

During fiscal 2005, we did not have any integration and restructuring charges. In the first six months of fiscal 2006, we recorded integration charges of a total of $0.3 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same quarters.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the six month period ended December 31, 2005 and the year ended June 30, 2005:

	Balance at June 30, 2004	Expense Additions	Payments	Balance at June 30, 2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$(1,080)	$544
Facilities (fiscal 2004)	1,328	—	(926)	402
Severance and benefits (fiscal 2004)	15	—	(15)	—
Total severance and facilities	2,967	—	(2,021)	946
All other integration and restructuring changes (fiscal 2004)	700	—	—	700
Total	$3,667	$—	$(2,021)	$1,646

	Balance at June 30, 2005	Expense Additions	Payments	Balance at December 31, 2005
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(402)	$142
Facilities (fiscal 2004)	402	—	(112)	290
Total facilities	946	—	(514)	432
All other integration and restructuring changes (fiscal 2004)	700	—	(58)	642
All other integration and restructuring changes (fiscal 2006)	—	343	(343)	—
Total	$1,646	$343	$(915)	$1,074

The accrued balance of the $0.4 million lease loss accrual for the facilities as of December 31, 2005 will be paid over the next six years.

Note 6. New Accounting Pronouncements

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

Note 7. Net Earnings Per Share

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$2,655	$4,583	$4,028	$9,068
Gain from discontinued operations	—	162	—	162
Net Income	$2,655	$4,745	$4,028	$9,230

Shares (Denominator):
Weighted average common shares outstanding	46,092	45,487	46,184	45,202
Weighted average common shares outstanding subject to repurchase	—	(143)	(54)	(143)
Weighted average shares outstanding-basic	46,092	45,344	46,130	45,059
Weighted average dilutive share equivalents from stock options and warrants	792	1,328	860	1,298
Weighted average common shares dilutive subject to repurchase	—	143	54	143
Weighted average shares outstanding - diluted	46,884	46,815	47,044	46,500
Net earnings per share - basic	$0.06	$0.10	$0.09	$0.20
Net earnings per share - diluted	$0.06	$0.10	$0.09	$0.20

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Stock options & warrants	1,601	1,997	1,590	1,859
Common shares subject to repurchase	147	—	147	—
Total shares of common stock excluded from diluted net earnings per share calculation	1,748	1,997	1,737	1,859

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share as of December 31, 2005.  See Note 12 to our condensed consolidated financial statements for a description of our contingent convertible subordinated notes.

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31, 2005	June 30, 2005
	(in thousands)
Raw materials	$12,948	$12,207
Work-in-process	8,647	9,089
Finished goods	6,342	5,402
	$27,937	$26,698

Note 9. Goodwill and Other Intangible Assets

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our most recent annual goodwill impairment test as of June 30, 2005, and no impairment losses were recorded based on these evaluations.

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of December 31, and June 30, 2005 consist of:

	Wireline	OEM/Wireless	Timing, Test and Measurement	Total
	(in thousands)
Balances as of June 30, 2005	$27,917	$6,963	$14,368	$49,248
Addition	—	—	3,614	3,614
Balances as of December 31, 2005	$27,917	$6,963	$17,982	$52,862

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$23,768	$14,557	$9,211
Customer lists, trademarks, other	3,730	2,669	1,061
Total as of June 30, 2005	$27,498	$17,226	$10,272

Purchased technology	$26,583	$16,655	$9,928
Customer lists, trademarks, other	3,973	2,725	1,248

Total as of December 31, 2005	$30,556	$19,380	$11,176

The estimated future amortization expenses is as follows:

Fiscal year:	(in thousands)

2006 (remaining six months)	$2,149
2007	2,899
2008	1,677
2009	1,294
2010	1,011
2011	796
Thereafter	1,350

Total amortization	$11,176

Intangible asset amortization expense for six-months ended December 31, 2005 and 2004 was approximately $2.4 million and $2.3 million, respectively.

Increases in the other intangible assets for the six-months ended December 31, 2005 primarily resulted from the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which included of $2,649,000 in purchased technology, $171,000 in backlog and $534,000 in customer relationships.  And the backlog $171,000 was fully amortized in the first quarter of fiscal 2006.

Note 10. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$2,655	$4,745	$4,028	$9,230
Other comprehensive income:
Foreign currency translation adjustments	(2)	113	78	92
Unrealized gain (loss) on investments, net of taxes	65	(19)	45	(16)

Other comprehensive income	63	94	123	76
Total comprehensive income	$2,718	$4,839	$4,151	$9,306

Note 11. Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.0 million shares of Symmetricom common stock outstanding as of December 31, 2005.

During the first six months of fiscal 2006, we repurchased 687,050 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $5.8 million.

Upon termination of a senior management person during the first quarter of fiscal 2006, 18,000 shares of restricted stock were forfeited pursuant to an existing agreement with that person.

The following table provides monthly detail of our repurchases and forfeitures during the first two quarters of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Forfeited

August 1, 2005 through August 31, 2005	283,550	$8.61	—
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
November 1, 2005 through November 30, 2005	240,000	8.01	—
Total	687,050	$8.41	18,000

As of December 31, 2005, the total number of shares available for repurchase was 1,872,577 shares.

Note 12. Long-term Obligations

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amends that certain Lease dated June 10, 1996 between the Company and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our principal executive office.

The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006.  The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9,007,000, continues to be amortized over the initial lease period ending in April 2009, in accordance with paragraph 14(b)(ii) of SFAS No. 13, Accounting for Leases.

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

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49, which was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

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

In connection with the acquisition of Datum Inc. (“Datum”) in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of December 31, 2005, the bond balance was $2.4 million.

Long-term obligations consist of:

	December 31, 2005	June 30, 2005
	(In thousands)
Long-term obligations:
Capital lease	$4,452	$4,953
Less-current maturities	(1,126)	(1,040)
Lease loss accrual	178	279
Straight-line rent accrual	21	—
Bond payable	2,440	2,475
Less—current maturities	(70)	(70)
Convertible subordinate note	120,000	120,000
Post-retirement benefits, net	363	370
Total	$126,258	$126,967

Note 13. Contingencies

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. As of December 31, 2005, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except percentages)		(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$19,025	$20,680	$38,707	$43,821
Wireless/OEM Products	5,715	7,090	11,480	16,538
Global Services	3,182	2,625	5,832	4,979
Specialty Manufacturing/Other	2,628	2,022	4,350	5,232
Timing, Test and Measurement Division	17,359	15,547	31,807	29,352

Total net revenue	47,909	47,964	92,176	99,922
Cost of sales:
Telecom Solutions Division:
Wireline Products	8,202	8,842	16,583	19,483
Wireless/OEM Products	4,410	4,753	8,688	11,296
Global Services	1,656	1,688	3,186	2,923
Specialty Manufacturing/Other	2,171	1,666	3,639	4,327
Timing, Test and Measurement Division	8,580	7,166	15,558	13,735
Other cost of sales*	1,177	970	2,418	1,961

Total cost of sales	26,196	25,085	50,072	53,725
Gross profit:
Telecom Solutions Division:
Wireline Products	10,823	11,838	22,124	24,338
Wireless/OEM Products	1,305	2,337	2,792	5,242
Global Services	1,526	937	2,646	2,056
Specialty Manufacturing/Other	457	356	711	905
Timing, Test and Measurement Division	8,779	8,381	16,249	15,617
Other cost of sales*	(1,177)	(970)	(2,418)	(1,961)

Total gross profit	$21,713	$22,879	$42,104	$46,197

Gross margin:
Telecom Solutions Division:
Wireline Products	56.9%	57.2%	57.2%	55.5%
Wireless/OEM Products	22.8%	33.0%	24.3%	31.7%
Global Services	48.0%	35.7%	45.4%	41.3%
Specialty Manufacturing/Other	17.4%	17.6%	16.3%	17.3%
Timing, Test and Measurement Division	50.6%	53.9%	51.1%	53.2%
Other cost of sales*	(2.5)%	(2.0)%	(2.6)%	(2.0)%
Total gross margin	45.3%	47.7%	45.7%	46.2%

* Includes amortization of purchased technology and applicable integration and restructuring charges.

No customer accounted for 10% or more of our net revenue for the three months and six months ended December 31, 2005 and 2004.

Note 15. Warranties

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

Changes in our accrued warranty liability during the first six-month periods of fiscal 2006 and 2005 were as follows:

	Six Months Ended December 31,
	2005	2004
	(In thousands)
Beginning balance	$3,338	$3,194
Provision for warranty for the year	1,419	1,312
Provision for warranty - acquisition of Agilent product line	442	—
Less: Actual warranty costs	(1,915)	(737)
Ending balance	$3,284	$3,769

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to communications service providers, network equipment manufacturers, U.S. Department of Defense (DOD), aerospace contractors, enterprises, governments and research facilities. We supply solutions to customers who demand reliable “carrier class” products and engineering expertise in a variety of applications, including network synchronization, timing, frequency generation and distribution, testing, management, verification and/or the measurement of a time and frequency-based signal. We design and manufacture timing solutions for the U.S. aerospace industry, precision references for global communications, telecom synchronization management systems, secure GPS time for the U.S. government, rubidium clocks, cesium clocks and network timeservers. Our products include synchronization network elements, and timing elements wireline, cable and wireless networks as well as the provision of professional services. Our products play an essential role in network reliability, and quality of service for wireline, cable and wireless communication networks, enabling our customers to increase performance, minimize service interruptions and provide seamless voice, video and data services efficiently in their network infrastructure.

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of a fee is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both products and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

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

We are reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006. Without the benefit of Section 936, our effective tax rate is estimated to be between 35% and 38% for fiscal 2007.

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

Valuation of Goodwill

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill Impairment, on an annual basis and between annual tests in certain circumstances for each reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In fiscal 2005 and as of second quarter of fiscal 2006, no impairment losses were recorded based on these evaluations.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In fiscal 2005 and as of second quarter of fiscal 2006, no impairment losses were recorded based on these evaluations.

Stock-Based Compensation

We adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

SFAS No. 123(R) resulted in stock-based compensation expense of $1.1 million in the second quarter of fiscal 2006 and $2.3 million for the six month period ended December 31, 2005, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.  At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $5.3 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”.  An entity shall follow either the transition guidance for the APIC pool in paragraph 81 of SFAS 123(R) or the alternative transition method described in the FASB Staff Position (FSP).  Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (APIC pool), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123 (R) for recognition purposes.  The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company is reviewing the two methods and will elect the method that is most appropriate to its facts and circumstances by November 10, 2006.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three-months and six-months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net revenue
Telecom Solutions Division:
Wireline Products	39.7%	43.1%	42.0%	43.9%
Wireless/OEM Products	11.9%	14.8%	12.5%	16.6%
Global Services	6.6%	5.5%	6.3%	5.0%
Specialty Manufacturing/Other	5.5%	4.2%	4.7%	5.2%
Timing, Test and Measurement Division	36.3%	32.4%	34.5%	29.3%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	52.2%	50.3%	51.7%	51.8%
Amortization of purchased technology	2.0%	2.0%	2.3%	2.0%
Integration and restructuring charges	0.5%	—%	0.4%	—%
Gross profit	45.3%	47.7%	45.7%	46.2%
Operating expenses:
Research and development	9.6%	7.9%	9.6%	7.9%
Selling, general and administrative	29.0%	26.2%	30.7%	25.8%
Amortization of intangibles	0.2%	0.3%	0.3%	0.3%
Income from operations	6.5%	13.3%	5.0%	12.2%
Interest income	3.7%	0.5%	3.6%	0.4%
Interest expense	(2.6)%	(0.3)%	(2.7)%	(0.3)%
Income before income taxes	7.6%	13.5%	5.9%	12.3%
Income tax provision	2.0%	3.9%	1.5%	3.3%
Income from continuing operations	5.5%	9.6%	4.4%	9.1%
Gain from discontinued operations, net of tax	—%	0.3%	—%	0.2%
Net income	5.5%	9.9%	4.4%	9.2%

Net Revenue:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004
Net revenue (in thousands):
Wireline Products	$19,025	$20,680	(8.0)%	$38,707	$43,821	(11.7)%
Wireless/OEM Products	5,715	7,090	(19.4)	11,480	16,538	(30.6)
Global Services	3,182	2,625	21.2	5,832	4,979	17.1
Specialty Manufacturing/Other	2,628	2,022	30.0	4,350	5,232	(16.9)
Timing, Test and Measurement Division	17,359	15,547	11.7	31,807	29,352	8.4
Total Net Revenue	$47,909	$47,964	(0.1)%	$92,176	$99,922	(7.8)%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2006, net revenue decreased by $0.1 million to $47.9 million from $48.0 million in the corresponding quarter of fiscal 2005. The decrease in net revenue was attributable to the Wireline products decrease of $1.7 million or 8.0% (primarily due to a large project from one of our major customers during the second quarter of fiscal 2005) and the Wireless/OEM products decrease of $1.4 million or 19.4% (due to reported softness in the wireless industry, a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions and continued overall pricing pressure). These revenue decreases were partially offset by a $0.6 million or 30.0% increase in the Specialty Manufacturing/Other segment (due to overall increases in the electronic industry), a $1.8 million or 11.7% increase in the Timing, Test and Measurement segment (due to growth in military-related purchases of our timing and frequency solutions for mobile communication applications and revenue for the recently acquired cesium products from Agilent) and a $0.6 million or 21.2% increase of the Global Services segment (primarily due to an increase in total solution sales to customers).

In the first six months of fiscal 2006, net revenue decreased by $7.7 million to $92.2 million from $99.9 million in the corresponding six-month period of fiscal 2005. The decrease in net revenue was attributable to the Wireline products decrease of $5.1 million or 11.7% (primarily due to a large project from one of our major customers during the first six months of fiscal 2005), the Wireless/OEM products decrease of $5.1 million or 30.6% (due to reported softness in the wireless industry, a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions and continued overall pricing pressure) and the Specialty Manufacturing/Other segment decrease of $0.9 million or 16.9% (due to overall decreases in the electronics industry). These revenue decreases were partially offset by a $2.5 million or 8.4% increase in the Timing, Test and Measurement segment (due to growth in military-related purchases of our timing and frequency solutions for mobile communication applications) and the Global Services segment revenue increase of $0.9 million or 17.1% (primarily due to an increase in total solution sales to customers).

Cost of Product and Services:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Cost of products and services (in thousands):
Wireline Products	$8,202	$8,842	(7.2)%	$16,583	$19,483	(14.9)%
Wireless/OEM Products	4,410	4,753	(7.2)	8,688	11,296	(23.1)
Global Services	1,656	1,688	(1.9)	3,186	2,923	9.0
Specialty Manufacturing/Other	2,171	1,666	30.3	3,639	4,327	(15.9)
Timing, Test and Measurement Division	8,580	7,166	19.7	15,558	13,735	13.3
Other cost of sales	1,177	970	21.3	2,418	1,961	23.3
Total Cost	$26,196	$25,085	4.4%	$50,072	$53,725	(6.8)%
Percentage of Revenue	54.7%	52.3%		54.3%	53.8%

The cost of products and services, including other cost of sales, increased by $1.1 million or 4.4% during the second quarter of fiscal 2006 compared with the same quarter of fiscal 2005. The cost of products and services for Wireline products decreased by $0.6 million or 7.2%, which was consistent with the revenue decrease of 8.0%. The cost of products and  services for Wireless/OEM products decreased by $0.3 million or 7.2%, which was lower than the revenue decrease of 19.4% due to increased costs. The cost of products and services for Global Services products decreased by $30,000 or 1.9%, which was opposite from the revenue increase of 21.2%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products increased by $0.5 million or 30.3%, due to higher sales volume and was consistent with the revenue increase of 30.0%. The cost of products and services for Timing, Test and Measurement products increased by $1.4 million or 19.7%, due to increased sales volume but was higher than the revenue increase of 11.7%, due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005.

Included in other cost of sales are amortization of purchased technology and integration charges. There were $217,000 of integration and restructuring charges in the second quarter of fiscal 2006 related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, compared with no charge in the same quarter of fiscal 2005.Per the adoption of SFAS No. 123(R), the cost of products and services included  $0.1 million stock-based compensation expense in the second quarter of fiscal 2006.

The cost of products and services, including other cost of sales, decreased by $3.7 million or 6.8% during the first six months of fiscal 2006 compared with the first six months of fiscal 2005. The cost of products and services for Wireline products decreased by $2.9 million or 14.9%, which was higher than the revenue decrease of 11.7%. The decrease in Wireline product costs was due to a continued shift towards sales of lower cost, higher margin products. The cost of products and services for Wireless/OEM products decreased by $2.6 million or 23.1%, which was lower than the revenue decrease of 30.6% due to increased costs and lower selling prices. The cost of products and services for Global Services products increased by $0.3 million or 9.0%, which was lower than the revenue increase of 17.1%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products decreased by $0.7 million or 15.9%, due to lower sales volume and was consistent with the revenue decrease of 16.9%. The cost of products and services for Timing, Test and Measurement products increased by $1.8 million or 13.3%, due to increased sales volume but was higher than the revenue increase of 8.4%, due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005.

The charge for amortization of purchased technology was $0.1 million higher during the first six months of fiscal 2006 compared with the first six months of fiscal 2005 due to additional intangibles obtained in the acquisition of Agilent

Technologies’ Frequency and Timing Standards product line. In addition, during the first six months of fiscal 2006, there was $0.3 million in integration and restructuring charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. There was no integration expenses in the first half of fiscal 2005.

Per the adoption of SFAS No. 123(R), the cost of products and services included  $0.3 million for stock-based compensation expense in the first six months of fiscal 2006.

Gross Profit:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004
Gross profit (in thousands):
Wireline Products	$10,823	$11,838	(8.6)%	$22,124	$24,338	(9.1)%
Wireless/OEM Products	1,305	2,337	(44.2)	2,792	5,242	(46.7)
Global Services	1,526	937	62.9	2,646	2,056	28.7
Specialty Manufacturing/Other	457	356	28.4	711	905	(21.4)
Timing, Test and Measurement Division	8,779	8,381	4.7	16,249	15,617	4.0
Other cost of sales	(1,177)	(970)	21.3	(2,418)	(1,961)	23.3
Total Gross Profit	$21,713	$22,879	(5.1)%	$42,104	$46,197	(8.9)%
Percentage of Revenue	45.3%	47.7%		45.7%	46.2%

Gross profit in the second quarter of fiscal 2006 decreased by $1.2 million or 5.1% compared to the corresponding quarter of fiscal 2005. This decrease was higher than the revenue decrease of 0.1%. Gross profit for Wireline products decreased by $1.0 million or 8.6%, which was consistent with 8.0% revenue decrease for the same period due. Gross profit for the Wireless/OEM products decreased by $1.0 million or 44.2%, which was higher than the revenue decrease of 19.4% due to higher sales of low margin products and lower overall selling prices. Gross profit for Global Services increased by $0.6 million or 62.9%, which was higher than the 21.2% revenue increase for the same period due to increased sales of lower cost services.  Gross profit for the Specialty Manufacturing/Other products increased by $0.1 million or 28.4%, which was consistent with the revenue increase of 30.0% for the same period. Gross profit for the Timing, Test and Measurement products increased by $0.4 million or 4.7%, which was lower than the revenue increase of 11.7% for the same period due to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005. Other cost of sales for the second fiscal quarter of 2006 was higher in comparison to the second quarter of fiscal 2005 primarily due to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional expense for amortization of intangibles.

Gross profit in the first six months of fiscal 2006 decreased by $4.1 million or 8.9% compared with the first six months of fiscal 2005. This decrease in total was fairly consistent with the revenue decrease of 7.8%.  Gross profit for the Wireline products decreased by $2.2 million or 9.1%, which was lower than the 11.7% revenue decrease for the same period due to the shift towards sales of higher margin products. Gross profit for the Wireless/OEM products decreased by $2.5 million or 46.7%, which was higher than the revenue decrease of 30.6% due to lower selling prices and increased sales of lower margin products. Gross profit for Global Services increased by $0.6 million or 28.7%, which was higher  than the 17.1% revenue increase for the same period due to increased sales of lower  cost services.  Gross profit for the Specialty Manufacturing/Other products decreased by $0.2 million or 21.4%, which was higher than the revenue decrease of 16.9% for the same period due to higher manufacturing variances as a result of lower volume. Gross profit for the Timing, Test and Measurement products increased by $0.6 million or 4.0%, which was lower than the revenue increase of 8.4% for the same period due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005. Other cost of sales for the first six months of fiscal 2006 was higher in comparison to the first six months of fiscal 2005 primarily due to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional intangibles.

Operating Expenses

Research and Development Expense:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Research and development expense (in thousands)	$4,578	$3,804	20.3%	$8,853	$7,933	11.6%
Percentage of Revenue	9.6%	7.9%		9.6%	7.9%

Research and development expenses were $4.6 million for the second fiscal quarter of fiscal 2006 compared to $3.8 million for the corresponding period of fiscal 2005. The overall increase in the research and development expense was primarily attributable to $0.1 million in stock-based compensation, salary increases and increased project spending to comply with the July 1, 2006 EU regulation (RoHS) banning hazardous material.

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $8.9 million during the first six months of fiscal 2006 compared to $7.9 million for the corresponding first six months of fiscal 2005. The overall increase in the research and development expense was primarily attributable to $0.2 million in stock-based compensation, salary increases and increased spending in new R&D projects to comply with new EU regulation, RoHS (restriction of the use of certain hazardous substances in electrical and electronic equipment).  This regulation will ban the placing on the EU market of new electrical and electronic equipment containing more than certain levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants beginning on July 1, 2006.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Selling, general and administrative including amortization of intangibles (in thousands)	$14,001	$12,701	10.2%	$28,626	$26,047	9.9%
Percentage of Revenue	29.2%	26.5%		31.1%	26.1%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased by 10.2% to $14.0 million for the second quarter of fiscal 2006 compared to $12.7 million for the corresponding quarter of fiscal 2005. This $1.3 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $0.5 million, annual merit increases and the prior year had a benefit of $0.4 million for the collection of a previously written-off Datum receivable and an additional benefit of $0.4 million for an adjustment for a reserve for a repayment of a collected receivable to a bankrupt customer.

These expenses increased by 9.9% to $28.6 million for the first six months of fiscal 2006 compared to $26.0 million for the corresponding first six months of fiscal 2005. This $2.6 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $1.3 million,  annual merit increases, and the previously mentioned prior year benefit of $0.8 million for Datum receivable adjustments.

Interest Income:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Interest income (in thousands)	$1,756	$222	691.0%	$3,311	$367	802.2%
Percentage of Revenue	3.7%	0.5%		3.6%	0.4%

Interest income increased to $1.8 million during the second quarter of fiscal 2006 compared to $0.2 million during the corresponding quarter of fiscal 2005 due to a higher cash investments balance primarily attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest income increased to $3.3 million during the first six months of fiscal 2006 compared to $0.4 million during the corresponding first six months of fiscal 2005 due to a higher cash investments balance primarily attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest Expense:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Interest expense (in thousands)	$(1,253)	$(131)	856.5%	$(2,491)	$(265)	840.0%
Percentage of Revenue	(2.6)%	(0.3)%		(2.7)%	(0.3)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense increased to $1.3 million in the second quarter of fiscal 2006 compared to $0.1 million in the corresponding quarter of fiscal 2005 primarily due to interest expense on our convertible notes, which started accruing interest at the rate of 3.25% on June 15, 2005.

Interest expense increased to $2.5 million in the first six months of fiscal 2006 compared to $0.3 million in the corresponding first six months of fiscal 2005 primarily due to interest expense on our convertible notes, which started accruing interest at the rate of 3.25% on June 15, 2005.

Income Taxes:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Income tax provision (in thousands)	$982	$1,882	(47.8)%	$1,417	$3,251	(56.4)%
Percentage of Revenue	2.0%	3.9%		1.5%	3.3%

Our income tax provision from continuing operations was $1.0 million in the second quarter of fiscal 2006, compared to $1.9 million in the corresponding quarter of fiscal 2005. Our effective tax rate in the second quarter of fiscal 2006 was 27.0%, compared to an effective tax rate of 29.1% in the corresponding quarter of fiscal 2005. Our effective tax rate is affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006. We are reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006. Without the benefit of Section 936, our effective tax rate is estimated to be between 35% and 38% for fiscal 2007.

Our income tax provision from continuing operations was $1.4 million in the first six months of fiscal 2006, compared to $3.3 million in the corresponding first six months of fiscal 2005. Our effective tax rate in the first six months of fiscal 2006 was 26.0%, compared to an effective tax rate of 26.4% in the corresponding first six months of fiscal 2005.

Gain from discontinued operations, net of tax:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Gain from discontinued operations (in thousands)	$—	$162	(100.0)%	$—	$162	(100.0)%
Percentage of Revenue	—%	0.3%		—%	0.2%

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the second quarter of fiscal 2005, we recorded a gain of $162,000 from our discontinued operations, which was attributable to the final payment arising from the sale of software. During the second quarter of fiscal 2006, we recorded no gain or loss from our discontinued operations.

During the first six months of fiscal 2006, we recorded no gain or loss from our discontinued operations.

Net Income:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	December 31,		Change	December 31,		Change
	2005	2004		2005	2004

Net income (in thousands)	$2,655	$4,745	(44.0)%	$4,028	$9,230	(56.4)%
Percentage of Revenue	5.5%	9.9%	4.4%	9.2%

As a result of the factors discussed above, we had net income of $2.7 million, or $0.06 per share, in the second quarter of fiscal 2006 compared to net income of $4.7 million, or $0.10 per share, during the corresponding quarter of fiscal 2005, and we had net income of $4.0 million, or $0.09 per share, in the first six months of fiscal 2006 compared to net income of $9.2 million, or $0.20 per share, during the corresponding first six months of fiscal 2005.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the first quarter of fiscal 2006 and 2005 are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog amounted to $37.5 million as of December 31, 2005, compared to $31.0 million as of June 30, 2005. Our backlog, which is shippable within the next six months, was $20.5 million as of December 31, 2005, consistent with $20.5 million as of June 30, 2005.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. As of December 31, 2005, we had approximately $5.8 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.7 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2005. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of December 31, 2005 was comprised of 812 regular employees and 55 temporary employees, compared to 779 regular employees and 51 temporary employees as of June 30, 2005.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.2 million as of December 31, 2005, consistent with $0.2 million as of June 30, 2005. Deferred revenue for maintenance contracts was $1.6 million as of December 31, 2005, compared to $1.4 million as of June 30, 2005. Deferred revenue for distributor return allowances was $0.2 million as of December 31, 2005, compared to $0.6 million as of June 30, 2005.

Liquidity and Capital Resources

As of December 31, 2005, working capital was $219.2 million compared to $223.1 million as of June 30, 2005. Cash and cash equivalents as of December 31, 2005 increased to $120.3 million from $105.6 million as of June 30, 2005. This increase was primarily the result of $9.2 million in cash provided by operating activities, $10.6 million in cash provided by investing activities and $5.2 million in cash used for financing activities. Short-term investments decreased from $89.5 million as of June 30, 2005 to $67.0 million as of December 31, 2005. This decrease resulted primarily from maturities in short-term investments during fiscal 2006.

The $9.2 million net cash provided by operating activities in fiscal 2006 was primarily attributable to a net income of $4.0 million, non-cash expenses related to depreciation and amortization of $5.2 million, stock-based compensation expenses of  $2.3 million and stock option income tax benefits of $0.6 million resulting from the adoption of SFAS No. 123(R).  This was partially offset by a $3.2 million decrease in accounts payable. The decrease in accounts payable was primarily due to a lower volume of inventory purchases in the last month of the quarter ended December 31, 2005 compared to the prior quarter. The $10.6 million net cash provided by investing activities in fiscal 2006 was primarily attributable to $15.0 million in purchases of short-term investments, $8.0 million in acquisition costs and $4.0 million in purchases of plant and equipment, which was partially offset by $37.6 million in maturities of short-term investments. The $5.2 million net cash used for financing activities was primarily attributable to $1.1 million in proceeds from the issuance of common stock, which was offset by $5.8 million attributable to repurchases of common stock and $0.5 million for the repayment of long-term obligations.

Our total capital spending commitments outstanding as of December 31, 2005 were $4.2 million. Day sales outstanding in accounts receivable was 55 days as of December 31, 2005, a decrease from 58 days as of June 30, 2005. This decrease is attributable to higher cash collections during the quarter ended December 31, 2005, as compared to fiscal year 2005.

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

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amends that certain Lease dated June 10, 1996 between the Company and Nexus Equity II LLC, as successor in interest to Nexus

Equity, Inc., for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our principal executive office.

The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006.  The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9,007,000, continues to be amortized over the initial lease period ending in April 2009, in accordance with paragraph 14(b)(ii) of SFAS No. 13, Accounting for Leases.

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

•                  On or after June 15, 2023, at all times on or after any date on which the common stock price is more than 125% of the current conversion price;

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

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49, which was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the Company to obtain a revolving line of credit up to $10.0 million to be used as working capital. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of December 31, 2005.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized by the line of credit with Wells Fargo Bank described above. As of December 31, 2005, the bond balance was $2.4 million.

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

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during the three-month and six-month periods ended December 31, 2005 or December 31, 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 17% of our net annual revenue was generated from sales to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

•                  our ability to timely implement changes developed as a result of our process improvement projects without negatively impacting operations;

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

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $2.7 million for the second quarter of fiscal 2006, we had net losses for two of the three preceding fiscal years. Future losses may create uncertainty about the realizeability of our $48.8 million net deferred tax assets. If we have to record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, these uncertainties about the realizeability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

We purchase certain key components of our synchronization and timing and frequency equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing and frequency equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.  Our suppliers of component may be impacted by compliance to environmental regulations including RoHS & WEEE, which could affect our continued supply of components or cause additional costs for us to implement new components into our manufacturing process.

Our products are complex and may contain errors or design flaws, which could be costly to correct

Our products are complex and often use state-of-the-art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers and increased service and warranty costs. The occurrence of any of these factors could cause our net revenue to decline.  In other words, it is possible that the factory could ship a product and a defect in the product that we did not catch because the test strategy did not test for such a condition.

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

Our operating results may be adversely affected as a result of our required compliance with European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and any additional environmental requirements

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive and as such we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

At the same time, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in electrical and electronic equipment, known as the RoHS Directive. This Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium and certain flame retardants, used in the construction of component parts of electrical and electronic equipment effective July 1, 2006. We may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components to eliminate these hazardous substances in our products, in order to be able to continue to offer them for sale within the European Union.

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. If we fail to comply with these laws or any additional environmental regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We are incurring and may continue to incur increased design, development and manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or production delays are substantial, our revenue and operating results could be materially adversely affected. In addition, we are aware of similar legislation, which may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, Asia and Canada, accounted for 30% of net revenue during the second quarter of fiscal year 2006, compared to 36% of net revenue during the corresponding quarter of fiscal year 2005. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

We may be required to record additional goodwill impairment charges in future quarters

As of December 31, 2005, we had recorded goodwill with a net book value of $52.9 million related to acquisitions of Datum and TrueTime and Agilent Technologies’ Frequency and Timing Standards product line and of Hewlett Packard Company’s Communication Synchronization Business. We test for impairment at least annually and whenever evidence of impairment exists. We performed our annual goodwill impairment test as of June 30, 2005 and determined that goodwill was not impaired.

Increases in our effective tax rate will negatively impact our net earnings

Our effective tax rate is affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rico earnings are taxed under Section 936 of the United States Internal Revenue Code, which exempts qualified Puerto Rican earnings from regular federal income taxes. The Section 936 exemption is subject to a variety of limitations before it expires at the end of fiscal 2006. Historically, we have reduced our effective tax rate using the Section 936 exemption.

 Our effective tax rate has increased in fiscal 2006 because forecasted qualified Puerto Rican earnings are expected to exceed the applicable Section 936 limitations. Additionally, the effective tax rate in fiscal 2006 may fluctuate quarterly, depending on the percentage of quarterly Puerto Rican earnings to total earnings and changes to forecasts of full year Puerto Rican earnings and total earnings. An increase in our effective tax rate negatively impacts our net earnings and may affect cash flow.

We are reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006. Without the benefit of Section 936, our effective tax rate is estimated to be between 35% and 38% for fiscal 2007.

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

Our management, including our CEO and CFO, cannot guarantee that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 31, 2005, we had short-term investments of $67.0 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at December 31, 2005, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the foreign currency denominated assets of $0.6 million with the United Kingdom and $9,000 with Germany at December 31, 2005, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In late 1996, Datum (which we acquired in October 2002) received notice of potential environmental contamination from the owner of a premises in Austin, Texas that had previously been occupied by Austron, Inc., a Datum subsidiary for its wireline operation (“Austron”), prior to Datum’s acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner’s claim that the soil at the site contains the same contaminants that were the focus of Austron’s previous remediation efforts. In compliance with current law, Datum had established the extent of the site contamination, which extends to adjoining properties owned by third parties. In May 2004, we received a demand from the owner of several adjoining lots for damages, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. The adjacent property owner has not filed suit but, if a suit is filed, we will contest it vigorously. We believe that we will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to demands and claims from other adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of our exposure to such claims cannot be determined at this time. Although there can be no assurance that the costs of remediation efforts, the property owners’ claims or any related governmental action will not singly or in the aggregate have a material adverse effect on our financial condition or results of operations, we do not believe our ultimate aggregate liability will have such an effect. As of December 31, 2005, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the six months ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Forfeited

August 1, 2005 through August 31, 2005	283,550	$8.61	—
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
November 1, 2005 through November 30, 2005	240,000	8.01	—
Total	687,050	$8.41	18,000

As of December 31, 2005, the total number of shares available for repurchase was 1,872,577.

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.0 million shares of Symmetricom common stock outstanding as of December 31, 2005.

During the first six months of fiscal 2006, we repurchased 687,050 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $5.8 million.

Upon termination of a senior management person during the first quarter of fiscal 2006, 18,000 shares of restricted stock were forfeited pursuant to an existing agreement with that person.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On November 3, 2005, the Compensation Committee approved a cash bonus in the amount of $75,000 for the Company’s Chief Financial Officer, William Slater, based upon the achievement of certain goals by Mr. Slater.  The bonus was earned and paid during the quarter ended December 31, 2005.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1	1999 Director Stock Option Plan. (1)

10.2	Amendment to the 1999 Director Stock Option Plan.

10.3	Form of Amended Director Option Agreement.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1)                                      Incorporated by reference to Exhibit 99.3 to the Company’s Proxy Statement filed on September 23, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: February 08, 2006	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: February 08, 2006	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

10.1	1999 Director Stock Option Plan. (1)

10.2	Amendment to the 1999 Director Stock Option Plan.

10.3	Form of Amended Director Option Agreement.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to Exhibit 99.3 to the Company’s Proxy Statement filed on September 23, 1999.