Form 10-Q
period 2006-03-31
SYMMETRICOM INC
filed 2006-05-09
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2006
Common Stock	45,951,507

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$132,605	$105,635
Short-term investments	55,105	89,514
Cash and investments	187,710	195,149
Accounts receivable, net of allowance for doubtful accounts of $933 as of March 2006 and $874 as of June 2005	32,260	29,049
Inventories	29,751	26,698
Prepaids and other current assets	10,040	10,827
Total current assets	259,761	261,723
Property, plant and equipment, net	25,654	23,063
Goodwill	45,899	49,248
Other intangible assets, net	9,089	10,272
Deferred taxes and other assets	48,952	47,365
Note receivable from employee	500	500
Total assets	$389,855	$392,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,195	$12,684
Accrued compensation	10,056	9,062
Accrued warranty	3,569	3,338
Other accrued liabilities	13,136	12,416
Current maturities of long-term obligations	1,241	1,110
Total current liabilities	40,197	38,610
Long-term obligations	125,997	126,967
Deferred income taxes	419	419
Total liabilities	166,613	165,996

Stockholders’ equity:
Common stock, $0.0001 par value; 70,000 shares authorized, 47,583 shares issued and 45,926 shares outstanding as of March 2006; 47,076 shares issued and 46,329 shares outstanding as of June 2005	182,380	184,292
Accumulated other comprehensive income	238	100
Retained earnings	40,624	41,783
Total stockholders’ equity	223,242	226,175
Total liabilities and stockholders’ equity	$389,855	$392,171

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenue	$45,538	$43,815	$137,714	$143,737
Cost of products and services	25,168	22,085	72,822	73,849
Amortization of purchased technology	774	971	2,849	2,932
Integration and restructuring charges	426	—	769	—
Impairment of purchased technology	1,198	—	1,198	—
Gross profit	17,972	20,759	60,076	66,956
Operating expenses:
Research and development	4,886	4,057	13,739	11,990
Selling, general and administrative	13,739	13,126	42,077	38,864
Amortization of intangibles	117	135	404	444
Impairment of goodwill	6,963	—	6,963	—
Income (loss) from operations	(7,733)	3,441	(3,107)	15,658
Interest income	1,983	388	5,294	755
Interest expense	(1,252)	(127)	(3,744)	(392)
Income (loss) before income taxes	(7,002)	3,702	(1,557)	16,021
Income tax (benefit) provision	(1,815)	883	(398)	4,134
Income (loss) from continuing operations	(5,187)	2,819	(1,159)	11,887
Gain from discontinued operations, net of tax	—	—	—	162
Net income (loss)	$(5,187)	$2,819	$(1,159)	$12,049

Earnings (loss) per share—basic:
Net earnings (loss) from continuing operations	$(0.11)	$0.06	$(0.03)	$0.27
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$(0.11)	$0.06	$(0.03)	$0.27

Weighted average shares outstanding—basic	46,003	45,868	46,088	45,328

Earnings (loss) per share—diluted:
Net earnings (loss) from continuing operations	$(0.11)	$0.06	$(0.03)	$0.26
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$(0.11)	$0.06	$(0.03)	$0.26

Weighted average shares outstanding—diluted	46,003	47,125	46,088	46,709

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,159)	$11,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	8,161	—
Amortization of deferred stock-based compensation	—	719
Gain from discontinued operations	—	162
Depreciation and amortization	7,805	7,979
Loss (gain) on disposal of property, plant and equipment	177	(11)
Stock-based compensation	3,656	856
Changes in assets and liabilities net of effects of acquisitions:
Accounts receivable	(3,211)	216
Inventories	(1,696)	2,714
Prepaids and other current assets	1,182	448
Accounts payable	(489)	(5,252)
Accrued compensation	969	(731)
Accrued warranty	(211)	221
Other accrued liabilities	675	(441)
Deferred income taxes	(1,815)	(963)
Stock option income tax benefit	592	2,405
Net cash provided by operating activities	14,636	20,209

Cash flows from investing activities:
Purchases of short-term investments	(25,647)	(19,470)
Maturities of short-term investments	60,086	7,398
Proceeds from sale of Austin building	—	1,566
Purchases of property, plant and equipment	(7,238)	(1,871)
Acquisition and related cost, net of cash acquired	(8,032)	—
Net cash provided by (used for) investing activities	19,169	(12,377)

Cash flows from financing activities:
Repayment of long-term obligations	(794)	(76)
Proceeds from issuance of common stock	1,592	6,525
Proceeds from repayment of employee note	—	555
Repurchase of common stock	(7,752)	(810)
Net cash (used for) provided by financing activities	(6,954)	6,194
Effect of exchange rate changes on cash and cash equivalents	119	50

Net increase in cash and cash equivalents	26,970	14,076
Cash and cash equivalents at beginning of period	105,635	34,213
Cash and cash equivalents at end of period	$132,605	$48,289

Non-cash investing and financing activities:
Unrealized gain on securities, net of income taxes	$19	$128
Cash payments for:
Interest	$2,844	$392
Income taxes	961	1,013

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2006.

The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Acquisition

On August 1, 2005, Symmetricom, Inc. completed the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. This acquisition is expected to enhance Symmetricom’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes throughout the world and to further Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium oscillators, cesium clocks and hydrogen masers. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

The purchase price was allocated to Agilent’s assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	92
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,614
Liabilities assumed	(467)
Total purchase price	$8,032

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are presented as if they ended on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on April 2, 2006 and April 3, 2005.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.4 million as of March 31, 2006, of which $1.0 million is expected to be billed in fiscal 2006 and the remainder in subsequent years.

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

Stock-Based Compensation

Prior to July 4, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options or stock awards that were subject to an exchange offer, other modifications or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense related to the unvested portion of the awards was reversed as an offset to operating expenses.

As of July 4, 2005, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

SFAS No. 123(R) resulted in stock-based compensation expense of $1.3 million in the third quarter of fiscal 2006 and $3.7 million for the nine-month period ended March 31, 2006, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $4.9 million, net of estimated forfeitures of $0.6 million.  This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF Issue No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There was no excess tax benefits resulting from the exercise of stock-based compensation deductions reported for financial reporting purposes in the nine months ended March 31, 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. This compensation appears in cost of good sold, operating expenses.

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the reported amounts for the three and nine months ended March 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	March 31, 2006			March 31, 2006
	Using Intrinsic	SFAS 123R	As	Using Intrinsic	SFAS 123R	As
	Value Method	Adjustments	Reported	Value Method	Adjustments	Reported

Income (loss) from operations	$(6,424)	$(1,309)	$(7,733)	$549	$(3,656)	$(3,107)
Income (loss) before income taxes	(5,693)	(1,309)	(7,002)	2,099	(3,656)	(1,557)
Net Income (loss)	(4,363)	(824)	(5,187)	1,144	(2,303)	(1,159)

Basic earnings per share
Earnings (loss)	(0.09)	(0.02)	(0.11)	0.02	(0.05)	(0.03)

Diluted earnings per share
Earnings (loss)	(0.09)	(0.02)	(0.11)	0.02	(0.05)	(0.03)

The weighted average estimated fair value of options granted was $3.89 per share in the third quarter of fiscal 2006 and $6.12 per share in the corresponding quarter of fiscal 2005. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months and nine months ended March 31, 2006 and 2005, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Expected life (in years) after vesting	0.9	2.6	0.9	2.5
Risk-free interest rate	4.7%	4.2%	4.4%	3.7%
Volatility	58.65%	77.30%	57.17%	79.27%

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

Stock Option Plans

Symmetricom has several equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of Symmetricom’s common stock and restricted stock. One of these plans was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. In addition, Symmetricom has a director stock option plan under which non-employee directors are granted options each January to purchase 10,000 shares of Symmetricom’s common stock or a pro rata share based on the time served by a new director in the previous calendar year. All options have been granted at the fair market value of our common stock on the date of grant and, except with respect to grants made with the changes described below, expire no later than ten years from the date of grant. Options generally vest over three years.

Effective August 4, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans.  In addition, effective December 28, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after December 28, 2005 under the director stock option plan. These amendments provide that the life of a stock option made under these plans is now 5 years instead of 10 years. Vesting terms are generally unchanged. With the grant of options to our non-employee directors in January 2006, the shares in the director stock option plan was depleted. For the three months ended March 31, 2006, the Company granted options to purchase 104,075 shares of its common stock, and awarded 35,000 shares of restricted stock.  The Company’s right to repurchase restricted shares generally lapses over the same term as the vesting period applicable to the Company’s stock options. The Company received $1.6 million from the exercise of common stock options during the nine months ended March 31, 2006.

		Options Outstanding
	Shares		Weighted
	Available	Number of	Average
	For Grant	Shares	Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2005	2,014	4,325	$6.81
Granted	(469)	469	9.43
Granted - restricted shares	(165)	—	—
Exercised	—	(172)	5.30
Canceled	143	(143)	9.82
Balances at September 30, 2005	1,523	4,479	$7.04
Granted	(1)	1	6.86
Exercised	—	(48)	4.20
Canceled	26	(26)	8.48
Expired	(1)	—	—
Balances at December 31, 2005	1,547	4,406	$7.06
Granted	(104)	104	8.93
Granted - restricted shares	(35)	—	—
Exercised	—	(105)	4.53
Canceled	3	(3)	8.13
Expired	3	(3)	9.63
Balances at March 31, 2006	1,414	4,399	$7.17

The Company issues new shares of common stock upon the exercise of stock options. The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
Range of	Number of	Contractual	Average	Intrinsic	Number of	Average	Intrinsic
Exercise Prices	Shares	Life	Exercise Price	Value	Shares	Exercise Price	Value
	(In thousands)	(In years)		(In thousands)	(In thousands)		(In thousands)
$ 2.52 — $ 4.29	334	3.07	$3.62	$1,646	326	$3.61	$1,608
$ 4.33 — $ 4.33	488	6.18	4.33	2,058	488	4.33	2,058
$ 4.36 — $ 5.02	483	3.35	4.79	1,819	434	4.83	1,617
$ 5.08 — $ 7.08	394	3.80	5.72	1,114	385	5.71	1,095
$ 7.25 — $ 7.25	693	8.35	7.25	901	166	7.25	216
$ 7.29 — $ 8.55	404	5.35	7.77	315	290	7.71	245
In the money subtotal	2,796	5.40	5.74	7,853	2,089	5.28	6,839
$ 8.70 — $ 9.42	631	4.98	9.29	—	80	9.19	—
$ 9.46 — $ 9.63	183	6.92	9.53	—	85	9.50	—
$ 9.75 — $ 9.75	672	8.01	9.75	—	163	9.75	—
$ 9.77 — $ 14.81	117	7.55	11.23	—	38	12.45	—
$ 2.52 — $ 14.81	4,399	5.86	$7.17	$7,853	2,455	$5.96	$6,839

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of March 31, 2006, based on the Company’s common stock closing price of $8.55 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total number of shares of common stock subject to in-the-money options outstanding and exercisable as of March 31, 2006 was 2,088,815.

Weighted
		Average	Average
		Remaining	Weighted	3/31/2006	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Outstanding at March 31, 2006	2,796	5.40	$5.74	$8.55	$2.81	$7,853

Exercisable at March 31, 2006	2,089	4.55	$5.28	$8.55	$3.27	$6,839

There were 2,361,169 shares of common stock subject to in-the-money options exercisable as of June 30, 2005, based on the Company’s closing stock price of $10.37 at the end of the fiscal period ended June 30, 2005.

For three months and nine months ended March 31, 2005:

Stock-based compensation in the third quarter of fiscal 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months and nine months ended March 31, 2005 as if stock-based compensation had been computed under SFAS No. 123(R) (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
	(in thousands, except for earnings per share)

Net income, as reported	$2,819	$12,049
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net earnings, net of related tax effects	56	445
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,446)	(4,836)
Pro forma	$1,429	$7,658

Earnings per share—basic :
As reported	$0.06	$0.27
Pro forma	$0.03	$0.17
Earnings per share— diluted:
As reported	$0.06	$0.26
Pro forma	$0.03	$0.16

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  An entity shall follow either the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of Statement 123(R) or the alternative transition method described in the FASB Staff Position (FSP).  Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123(R) for recognition purposes.  The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the l APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company is reviewing the two methods, and will elect the method that is most appropriate to its facts and circumstances by November 10, 2006.

Note 4. Discontinued Operations

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During the nine months ended March 31, 2005, we recognized a gain for discontinued operations of $0.2 million net of taxes, for a final payment on a buy-out of a royalty obligation from a licensor of Trusted Time technology.  During the current quarter, we did not recognize any gain or loss for discontinuing operations.

Note 5. Integration and Restructuring Charges

During fiscal 2005, we did not have any integration and restructuring charges. In the first nine months of fiscal 2006, we recorded integration charges of a total of $0.8 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same quarters.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the nine-month period ended March 31, 2006 and the year ended June 30, 2005:

	Balance at			Balance at
	June 30,	Expense		June 30,
	2004	Additions	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$(1,080)	$544
Facilities (fiscal 2004)	1,328	—	(926)	402
Severance and benefits (fiscal 2004)	15	—	(15)	—
Total severance and facilities	2,967	—	(2,021)	946
All other integration and restructuring charges (fiscal 2004)	700	—	—	700
Total	$3,667	$—	$(2,021)	$1,646

	Balance at			Balance at
	June 30,	Expense		March 31,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(502)	$42
Facilities (fiscal 2004)	402	—	(112)	290
Total facilities	946	—	(614)	332
All other integration and restructuring charges (fiscal 2004)	700	—	(85)	615
All other integration and restructuring charges (fiscal 2006)	—	769	(769)	—
Total	$1,646	$769	$(1,468)	$947

The accrued balance of the $0.3 million lease loss accrual for the facilities as of March 31, 2006 will be paid over the next six years.

Note 6. New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. Adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 7. Net Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares from stock options, warrants and unvested restricted stock using the treasury method, except when antidilutive.

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share		(In thousands, except per share
	amounts)		amounts)
Numerator:
Income (loss) from continuing operations	$(5,187)	$2,819	$(1,159)	$11,887
Gain from discontinued operations	—	—	—	162
Net Income	$(5,187)	$2,819	$(1,159)	$12,049

Shares (Denominator):
Weighted average common shares outstanding	46,003	45,935	46,088	45,395
Weighted average common shares outstanding subject to repurchase	—	(67)	—	(67)
Weighted average shares outstanding—basic	46,003	45,868	46,088	45,328
Weighted average dilutive share equivalents from stock options and warrants	—	1,190	—	1,314
Weighted average common shares dilutive subject to repurchase	—	67	—	67
Weighted average shares outstanding—diluted	46,003	47,125	46,088	46,709
Net (loss) earnings per share - basic	$(0.11)	$0.06	$(0.03)	$0.27
Net (loss) earnings per share - diluted	$(0.11)	$0.06	$(0.03)	$0.26

The following common stock equivalents were excluded from the net earnings per share calculation, as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share		(In thousands, except per share
	amounts)		amounts)

Stock options & warrants	4,438	1,963	4,779	1,874
Common shares subject to repurchase	35	—	182	—
Total shares of common stock excluded from diluted net earnings per share calculation	4,473	1,963	4,961	1,874

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible subordinated notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible subordinated notes were included in our diluted earnings per share as of March 31,

2006.  See Note 12 to our condensed consolidated financial statements for a description of our contingent convertible subordinated notes.

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31,	June 30,
	2006	2005
	(in thousands)
Raw materials	$14,566	$12,207
Work-in-process	9,702	9,089
Finished goods	5,483	5,402

	$29,751	$26,698

Note 9. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows for the different segments of Symmetricom (see Note 2):

			Timing, Test
			and
	Wireline	Wireless/OEM	Measurement	Total
	(in thousands)
Balances as of June 30, 2005	$27,917	$6,963	$14,368	$49,248
Addition (see Note 2)	—	—	3,614	3,614
Impairment	—	(6,963)	—	(6,963)

Balances as of March 31, 2006	$27,917	$—	$17,982	$45,899

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of approximately $7.0 million for the write-down of the goodwill related to our Wireless/OEM business segment purchase in connection with the Datum acquisition in October 2002. The impairment charge reflects changing business conditions in the wireless segment surrounding product pricing, gross margins, new product acceptance and the increasingly prevalent use of wireless technologies that do not require a frequency reference at the cell site, but receive the required synchronization references from central office.  Our accounting policy is to perform impairment tests in accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill Impairment, on an annual basis and between annual tests in certain circumstances for each reporting unit using a discounted cash flow valuation method.  During the third quarter of fiscal 2006, we decided to perform a Goodwill Impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we do not anticipate any improvement.  For the same period during fiscal year 2005, there were no charges associated with the goodwill.

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test, and more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our most recent annual goodwill impairment test as of June 2005 and no impairment losses were recorded based on these evaluations.  An internal evaluation identified the need to record an impairment loss for the Wireless/OEM segment in the third quarter of fiscal 2006 using a discounted cash flow valuation method.

Long-lived Assets Including Other Intangible Assets Subject to Amortization

 In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of approximately $1.2 million for the write-down of the other intangibles related to our Wireless/OEM business segment purchase in connection with the Datum acquisition in October 2002. During the third quarter of fiscal 2006, we decided to perform an Intangible Impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we do not anticipate any improvement.  For the same period during fiscal year 2005, there were no charges associated with the intangible assets.

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of March 31, 2006 and June 30, 2005 consist of:

	Gross				Net
	Carrying		Accumulated		Intangible
	Amount	Acquisition	Amortization	Impairment	Assets
	(in thousands)
Purchased technology	$23,768	$—	$14,557	$—	$9,211
Customer lists, trademarks, other	3,730	—	2,669	—	1,061

Total as of June 30, 2005	$27,498	$—	$17,226	$—	$10,272

Purchased technology	$22,660	$3,354	$16,873	$1,198	$7,943
Customer lists, trademarks, other	3,973	—	2,827	—	1,146

Total as of March 31, 2006	$26,633	$3,354	$19,700	$1,198	$9,089

The estimated future amortization expenses are as follows:

Fiscal year:	(in thousands)

2006 (remaining three months)	$888
2007	2,323
2008	1,427
2009	1,294
2010	1,011
2011	796
Thereafter	1,350

Total amortization	$9,089

Intangible asset amortization expense for the nine months ended March 31, 2006 and 2005 was approximately $3.3 million and $3.4 million, respectively.

Increases in the other intangible assets for the nine months ended March 31, 2006 primarily resulted from the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which included $2.6 million in purchased technology, $0.2 million in backlog and $0.5 million in customer relationships.  The $0.2 million in backlog was fully amortized in the first quarter of fiscal 2006.

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income (loss)	$(5,187)	$2,819	$(1,159)	$12,049
Other comprehensive income:
Foreign currency translation adjustments	41	(42)	119	50
Unrealized gain (loss) on investments, net of taxes	(26)	144	19	128

Other comprehensive income	15	102	138	178

Total comprehensive income (loss)	$(5,172)	$2,921	$(1,021)	$12,227

Note 11. Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 45.9 million shares of Symmetricom common stock outstanding as of March 31, 2006.

During the first nine months of fiscal 2006, we repurchased 910,573 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $7.8 million.

Upon termination of a senior management person during the first quarter of fiscal 2006, 18,000 shares of restricted stock were forfeited pursuant to an existing agreement with that person.

The following table provides monthly detail of our repurchases and forfeitures during the first three quarters of fiscal 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited

August 1, 2005 through August 31, 2005	283,550	$8.61	—
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
November 1, 2005 through November 30, 2005	240,000	8.01	—
February 1, 2006 through February 28, 2006	68,000	9.13	—
March 1, 2006 through March 31, 2006	155,523	8.62	—

Total	910,573	$8.60	18,000

As of March 31, 2006, the total number of shares available for repurchase under the repurchase program was 1,649,054 shares.

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

The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that,

commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006.  The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with paragraph 14(b)(ii) of SFAS No. 13, Accounting for Leases.

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

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of March 31, 2006, the bond balance was $2.4 million.

Long-term obligations consist of:

	March 31,	June 30,
	2006	2005
	(In thousands)
Long-term obligations:
Capital lease	$4,193	$4,953
Less—current maturities	(1,171)	(1,040)
Lease loss accrual	162	279
Straight-line rent accrual	86	—
Bond payable	2,440	2,475
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	357	370
Total	$125,997	$126,967

Note 13. Contingencies

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediate an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders.  We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.   On May 20, 2004, the Company received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter.  The Company is continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intends to defend this lawsuit vigorously.  As of March 31, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

Under the indemnification provisions of our standard sales contracts, we agree to defend the customer against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/customer. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. As such, the Company believes the estimated fair value of these indemnification agreements is not material.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 14. Business Segment Information

Subsequent to the acquisitions of Datum and TrueTime (both of which we acquired in October 2002) and Agilent Technologies’ Frequency and Timing Standards product line (which we acquired in August 2005), we reorganized our structure and we now have a total of five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in Wireless/OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)		(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$19,029	$18,341	$57,736	$62,162
Wireless/OEM Products	5,716	5,832	17,196	22,370
Global Services	3,444	2,534	9,276	7,513
Specialty Manufacturing/Other	4,006	2,381	8,356	7,613
Timing, Test and Measurement Division	13,343	14,727	45,150	44,079
Total net revenue	45,538	43,815	137,714	143,737
Cost of sales:
Telecom Solutions Division:
Wireline Products	8,539	7,671	25,122	27,154
Wireless/OEM Products	4,576	4,218	13,264	15,514
Global Services	1,376	1,337	4,562	4,260
Specialty Manufacturing/Other	3,140	1,909	6,779	6,236
Timing, Test and Measurement Division	7,538	6,950	23,096	20,685
Other cost of sales*	2,397	971	4,815	2,932
Total cost of sales	27,566	23,056	77,638	76,781
Gross profit:
Telecom Solutions Division:
Wireline Products	10,490	10,670	32,614	35,008
Wireless/OEM Products	1,140	1,614	3,932	6,856
Global Services	2,068	1,197	4,714	3,253
Specialty Manufacturing/Other	866	472	1,577	1,377
Timing, Test and Measurement Division	5,805	7,777	22,054	23,394
Other cost of sales*	(2,397)	(971)	(4,815)	(2,932)
Total gross profit	$17,972	$20,759	$60,076	$66,956

Gross margin:
Telecom Solutions Division:
Wireline Products	55.1%	58.2%	56.5%	56.3%
Wireless/OEM Products	19.9%	27.7%	22.9%	30.6%
Global Services	60.0%	47.2%	50.8%	43.3%
Specialty Manufacturing/Other	21.6%	19.8%	18.9%	18.1%
Timing, Test and Measurement Division	43.5%	52.8%	48.8%	53.1%
Other cost of sales*	(5.3)%	(2.2)%	(3.5)%	(2.0)%
Total gross margin	39.5%	47.4%	43.6%	46.6%

* Includes amortization and impairment of purchased technology and applicable integration and restructuring charges.

No customer accounted for 10% or more of our net revenue for the three months or nine months ended March 31, 2006 or 2005.

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

Changes in our accrued warranty liability during the first nine-month periods of fiscal 2006 and 2005 were as follows:

	Nine Months Ended
	March 31,
	2006	2005
	(In thousands)
Beginning balance	$3,338	$3,194
Provision for warranty for the year	1,741	1,391
Provision for warranty - acquisition of Agilent product line	442	—
Less: Actual warranty costs	(1,952)	(1,170)
Ending balance	$3,569	$3,415

Note 16. Line of Credit

We have a credit agreement with Wells Fargo Bank, National Association, which includes certain financial covenants and restrictions.  We were not in compliance with one of the covenants under the agreement at the end of the third quarter of fiscal 2006 and the bank issued a waiver on May 1, 2006.  This is the first time the bank issued this waiver and we do not anticipate any further need for a waiver in the future. The line of credit expires on November 1, 2006. No borrowings were outstanding as of March 31, 2006.

Note 17. Subsequent Event

At a meeting held on May 5, 2006, our Board of Directors approved certain changes to the compensation program for non-employee directors.  After giving effect to the changes, each non-employee director will receive an annual retainer of $30,000, with the Chairman of the Board receiving an incremental $15,000, the Chairman of the Audit Committee receiving an incremental $10,000 and the Chairman of each of the Compensation Committee and the Governance Committee receiving an incremental $5,000, in each case effective July 1, 2006.  With respect to committee meetings attended by non-employee committee members, the Board approved fees of $1,000 per meeting attended in person and $500 per meeting attended by telephone.  No fees will be paid for Board meetings.

Effective January 1, 2007, each non-employee director will receive an annual non-statutory stock option grant to purchase 7,500 shares of our common stock and a grant of 2,500 shares of restricted stock, each with 100% vesting at the end of one year or upon the occurrence of a change of control.  This automatic grant of options and restricted stock replaces the automatic annual grant of 10,000 options to purchase common stock that is currently in place for continuing non-employee directors.

On April 27, 2006, we announced plans for the closure of the contract manufacturing work conducted at our Puerto Rico facility.  Symmetricom’s Telecom Solution Division revenues contain a Specialty Manufacturing/Other segment that is related to this contract manufacturing work.  We anticipate exiting this non-core business during fiscal 2007 and reallocating the majority of the related manufacturing resources to other activities.  Revenues for this segment were $9.8 million and $9.5 million for fiscal 2005 and 2004, respectively.  Gross profit was $1.6 million and $1.4 million for fiscal 2005 and 2004, respectively.

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to communications service providers, network equipment manufacturers, U.S. Department of Defense (DOD), aerospace contractors, enterprises, governments and research facilities. We supply solutions to customers who demand reliable “carrier class” products and engineering expertise in a variety of applications, including network synchronization, timing, frequency generation and distribution, testing, management, verification and/or the measurement of a time and frequency-based signal. We design and manufacture timing solutions for the U.S. aerospace industry, precision references for global communications, telecom synchronization management systems, secure GPS time for the U.S. government, rubidium oscillators, cesium clocks and network timeservers. Our products include synchronization network elements, and timing elements wireline, cable and wireless networks as well as the provision of professional services. Our products play an essential role in network reliability, and quality of service for wireline, cable and wireless communication networks, enabling our customers to increase performance, minimize service interruptions and provide seamless voice, video and data services efficiently in their network infrastructure.

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

Covenants

We have a credit agreement with Wells Fargo Bank, National Association, which includes certain financial covenants and restrictions.  We were not in compliance with one of covenants under the agreement at the end of the third quarter of fiscal 2006 and the bank issued a waiver on May 1, 2006. This is the first time the bank issued this waiver and we do not anticipate or any further need for a waiver in the future. The line of credit expires on November 1, 2006. No borrowings were outstanding as of March 31, 2006. The line of credit with Wells Fargo Bank is further described below in “ Management’s Discussions and Analysis of Financial Condition and Result of Operation Liquidity and Capital Resources.”

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

We are reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006.  Without the benefit of Section 936, our effective tax rate is estimated to be between 35% and 38% for fiscal 2007. However, we are currently reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006.

The carrying value of our net deferred tax assets, which is made up of tax deductions, net operating loss carry forwards and tax credits, assumes we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets will be impaired, resulting in an additional income tax expense. A portion of our tax credits is related to stock options and has a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Goodwill

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of the goodwill entirely related to our wireless business segment purchase in connection with the Datum acquisition in October 2002. For the same period of fiscal year 2005, there were no charges.

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill Impairment, on an annual basis, and between annual tests in certain circumstances for each reporting unit.  During the third quarter of fiscal 2006, we decided to perform a Goodwill Impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we do not anticipate any improvement.  Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using discounted cash flow valuation method, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In fiscal year 2005, no impairment losses were recorded based on these evaluations.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $1.2 million for the write-down of the other intangibles entirely related to our wireless business segment purchase in connection with the Datum acquisition in October 2002. For the same period of fiscal year 2005, there were no charges.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. During the third quarter of fiscal 2006, we decided to perform an Intangible Impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we do not anticipate any improvement. We review our intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In fiscal 2005, no impairment losses were recorded based on these evaluations. We test for impairment at least annually and whenever evidence of impairment exists.

Stock-Based Compensation

On July 4, 2006, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

SFAS No. 123(R) resulted in stock-based compensation expense of $1.3 million in the third quarter of fiscal 2006 and $3.7 million for the nine-month period ended March 31, 2006, which includes the net cumulative impact of 5% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.  At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $4.9 million, net of estimated forfeitures of $0.6 million. This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  An entity shall follow either the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS 123(R) or the alternative transition method described in the FASB Staff Position (FSP).  Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123 (R) for recognition purposes.  The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

We are reviewing the two methods and will elect the method that is most appropriate to our facts and circumstances by November 10, 2006.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and nine months ended March 31, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenue
Telecom Solutions Division:
Wireline Products	41.8%	41.9%	41.9%	43.2%
Wireless/OEM Products	12.5%	13.3%	12.5%	15.6%
Global Services	7.6%	5.8%	6.7%	5.2%
Specialty Manufacturing/Other	8.8%	5.4%	6.1%	5.3%
Timing, Test and Measurement Division	29.3%	33.6%	32.8%	30.7%
Total net revenue	100.0%	100.0%	100.0%	100.1%

Cost of products and services	55.3%	50.4%	52.9%	51.4%
Amortization of purchased technology	1.7%	2.2%	2.1%	2.0%
Integration and restructuring charges	0.9%	—%	0.5%	—%
Impairment of purchased technology	2.6%	—%	0.9%	—%
Gross profit	39.5%	47.4%	43.6%	46.6%
Operating expenses:
Research and development	10.7%	9.3%	10.0%	8.3%
Selling, general and administrative	30.2%	30.0%	30.6%	27.0%
Amortization of intangibles	0.3%	0.3%	0.3%	0.3%
Impairment of goodwill	15.3%	—%	5.1%	—%
Income (loss) from operations	(17.0)%	7.9%	(2.3)%	10.9%
Interest income	4.4%	0.9%	3.8%	0.5%
Interest expense	(2.7)%	(0.3)%	(2.7)%	(0.3)%
Income (loss) before income taxes	(15.4)%	8.4%	(1.1)%	11.1%
Income tax provision (benefit)	(4.0)%	2.0%	(0.3)%	2.9%
Income (loss) from continuing operations	(11.4)%	6.4%	(0.8)%	8.3%
Gain from discontinued operations, net of tax	—%	—%	—%	0.1%
Net income (loss)	(11.4)%	6.4%	(0.8)%	8.4%

Net Revenue:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Net revenue (in thousands) :
Wireline Products	$19,029	$18,341	3.8%	$57,736	$62,162	(7.1)%
Wireless/OEM Products	5,716	5,832	(2.0)	17,196	22,370	(23.1)
Global Services	3,444	2,534	35.9	9,276	7,513	23.5
Specialty Manufacturing/Other	4,006	2,381	68.2	8,356	7,613	9.8
Timing, Test and Measurement Division	13,343	14,727	(9.4)	45,150	44,079	2.4
Total Net Revenue	$45,538	$43,815	3.9%	$137,714	$143,737	(4.2)%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2006, net revenue increased by $1.7 million to $45.5 million from $43.8 million in the corresponding quarter of fiscal 2005. The increase in net revenue was primarily attributable to the Specialty Manufacturing/Other products increase of $1.6 million or 68.2% (due to a volume increase for a major customer to transition future production to another manufacturer in fiscal 2007), the Global Services segment increase of $0.9 million or 35.9% (primarily due to an increase in customers purchasing services with their product purchase) and the Wireline products increase of $0.7 million or 3.8%. These revenue increases were partially offset by a $1.4 million or 9.4% decrease in the Timing, Test and Measurement segment (due to weakness in the Timing, Test & Measurement Division as a result of funding delays and scheduling changes for government programs) and a $0.1 million or 2.0% decrease in the Wireless/OEM segment.

In the first nine months of fiscal 2006, net revenue decreased by $6.0 million to $137.7 million from $143.7 million in the corresponding nine-month period of fiscal 2005. The decrease in net revenue was attributable to the Wireline products decrease of $4.4 million or 7.1% (primarily due to a large project from one of our major customers during the first nine months of fiscal 2005) and the Wireless/OEM products decrease of $5.2 million or 23.1% (due to reported softness in the wireless industry, a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions and continued overall pricing pressure). These revenue decreases were partially offset by a $1.8 million or 23.5% increase in the Global Services segment (primarily due to an increase in total solution sales to customers), the Specialty Manufacturing/Other segment increase of $0.7 million or 9.8% (due to an increase for a major customer to transition future production to another manufacturer in fiscal 2007), and a $1.1 million or 2.4% increase in the Timing, Test and Measurement segment (due to growth in military-related purchases of our timing and frequency solutions for mobile communication applications).

Cost of Product and Services:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Cost of products and services (in thousands) :
Wireline Products	$8,539	$7,671	11.3%	$25,122	$27,154	(7.5)%
Wireless/OEM Products	4,576	4,218	8.5	13,264	15,514	(14.5)
Global Services	1,376	1,337	2.9	4,562	4,260	7.1
Specialty Manufacturing/Other	3,140	1,909	64.5	6,779	6,236	8.7
Timing, Test and Measurement Division	7,538	6,950	8.5	23,096	20,685	11.7
Other cost of sales	2,397	971	146.9	4,815	2,932	64.2
Total Cost	$27,566	$23,056	19.6%	$77,638	$76,781	1.1%
Percentage of Revenue	60.5%	52.6%		56.4%	53.4%

The cost of products and services, including other cost of sales, increased by $4.5 million or 19.6% for the third quarter of fiscal 2006 compared with the same quarter of fiscal 2005. The cost of products and services for Wireline products increased by $0.9 million or 11.3%, which was higher than the revenue increase of 3.8%, due primarily to higher manufacturing period costs. The cost of products and services for Wireless/OEM products increased by $0.4 million or 8.5%, despite revenue decrease of 2.0% due to increased costs. The cost of products and services for Global Services products increased by 2.9%, which was substantially lower than the revenue increase of 35.9%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products increased by $1.2 million or 64.5%, due to higher sales volume and was consistent with the revenue increase of 68.2%. The cost of products and services for Timing, Test and Measurement products increased by $0.6 million or 8.5%, associated with a revenue decrease of 9.4%, due primarily to an unfavorable product mix and higher manufacturing period costs, in addition to the delay of governmental funding programs.

Included in other cost of sales for the third quarter of fiscal 2006 are amortization of purchased technology, impairment of purchased technology and integration charges. There was an impairment charge of $1.2 million for purchased technology related to the Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. There was $0.4 million of integration and restructuring charges in the third quarter of fiscal 2006 related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, compared with no charge in the same quarter of fiscal 2005.

Per the adoption of SFAS No. 123(R), the cost of products and services included $0.2 million for stock-based compensation expense in the third quarter of fiscal 2006.

The cost of products and services, including other cost of sales, increased by $0.9 million or 1.1% during the first nine months of fiscal 2006 compared with the first nine months of fiscal 2005. The cost of products and services for Wireline products decreased by $2.0 million or 7.5%, which was fairly consistent with the revenue decrease of 7.1%.  The cost of products and services for Wireless/OEM products decreased by $2.3 million or 14.5%, which was lower than the revenue decrease of 23.1% due to increased costs and lower selling prices. The cost of products and services for Global Services products increased by $0.3 million or 7.1%, which was lower than the revenue increase of 23.5%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products increased by $0.5 million or 8.7%, due to lower sales volume and was consistent with the revenue increase of 9.8%. The cost of products and services for Timing, Test and Measurement products increased by $2.4 million or 11.7% due to increased sales volume, but was higher than the revenue increase of 2.4% due to higher period costs and unfavorable product mix.

Included in other cost of sales for the first nine months of fiscal 2006 is the impairment charge of  $1.2 million for purchased technology for the Wireless/OEM business segment. In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $1.2 million for the write-down of the other intangibles principally related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. For fiscal 2005, there were no correspondent charges for this non-cash item. In addition, during the first nine months of fiscal2006, there were $0.8 million in integration and restructuring charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. There were no integration expenses in the first nine months of fiscal 2005.

Per the adoption of SFAS No. 123(R), the cost of products and services included  $0.4 million for stock-based compensation expense in the first nine months of fiscal 2006.

Gross Profit:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change
Gross profit (in thousands) :
Wireline Products	$10,490	$10,670	(1.7)%	$32,614	$35,008	(6.8)%
Wireless/OEM Products	1,140	1,614	(29.4)	3,932	6,856	(42.6)
Global Services	2,068	1,197	72.8	4,714	3,253	44.9
Specialty Manufacturing/Other	866	472	83.5	1,577	1,377	14.5
Timing, Test and Measurement Division	5,805	7,777	(25.4)	22,054	23,394	(5.7)
Other cost of sales	(2,397)	(971)	146.9	(4,815)	(2,932)	64.2
Total Gross Profit	$17,972	$20,759	(13.4)%	$60,076	$66,956	(10.3)%
Percentage of Revenue	39.5%	47.4%		43.6%	46.6%

Gross profit in the third quarter of fiscal 2006 decreased by $2.8 million or 13.4% compared to the corresponding quarter of fiscal 2005 despite a revenue increase of 3.9%. Gross profit for Wireline products decreased by $0.2 million or 1.7%, which was lower than the 3.8% revenue increase for the same period due to higher manufacturing variance costs. Gross profit for the Wireless/OEM products decreased by $0.5 million or 29.4%, which was higher than the revenue decrease of 2.0% due to higher sales of low margin products and lower overall selling prices. Gross profit for Global Services increased by $0.9 million or 72.8%, which was higher than the 35.9% revenue increase for the same period due to increased sales of lower cost services.  Gross profit for the Specialty Manufacturing/Other products increased by $0.4 million or 83.5%, which was higher than the revenue increase of 68.2% for the same period due to lower manufacturing costs on higher volume. Gross profit for the Timing, Test and Measurement products decreased by $2.0 million or 25.4%, which was lower than the revenue decrease of 9.4% for the same period due to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005. Other cost of sales for the third quarter of fiscal 2006 was higher in comparison to the third quarter of fiscal 2005 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM business segment and the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional expense for amortization of intangibles.

Gross profit in the first nine months of fiscal 2006 decreased by $6.9 million or 10.3% compared with the first nine months of fiscal 2005. This decrease in total gross profit was higher than the revenue decrease of 4.2%.  Gross profit for the Wireline products decreased by $2.4 million or 6.8%, which was fairly consistent with the 7.1% revenue decrease for the same period. Gross profit for the Wireless/OEM products decreased by $2.9 million or 42.6%, which was higher than the revenue decrease of 23.1% due to lower selling prices and increased sales of lower margin products. Gross profit for Global Services increased by $1.5 million or 44.9%, which was higher than the 23.5% revenue increase for the same period due to increased sales of lower cost services.  Gross profit for the Specialty Manufacturing/Other products increased by $0.2 million or 14.5%, which was higher than the revenue increase of 9.8% for the same period due to lower manufacturing costs as a result of higher volume. Gross profit for the Timing, Test and Measurement products decreased by $1.3 million or 5.7%, which was lower than the revenue increase of 2.4% for the same period due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005. Other cost of sales for the first nine months of fiscal 2006 was higher in comparison to the first nine months of fiscal 2005 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM business segment and the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional intangibles.

Operating Expenses

Research and Development Expense:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Research and development expense (in thousands)	$4,886	$4,057	20.4%	$13,739	$11,990	14.6%
Percentage of Revenue	10.7%	9.3%		10.0%	8.3%

Research and development expenses were $4.8 million for the third quarter of fiscal 2006 compared to $4.1 million for the corresponding period of fiscal 2005. The overall increase in the research and development expense was primarily attributable to $0.1 million in stock-based compensation, salary increases and increased project spending to comply with the July 1, 2006 EU regulation (RoHS) banning hazardous material (discussed below).

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $13.7 million during the first nine months of fiscal 2006 compared to $12.0 million for the corresponding first nine months of fiscal 2005. The overall increase in the research and development expense was primarily attributable to $0.4 million in stock-based compensation, salary increases and increased spending in new R&D projects to comply with new EU regulation, RoHS (restriction of the use of certain hazardous substances in electrical and electronic equipment).  This regulation will ban the placing in the EU market of new electrical and electronic equipment containing more than certain levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants beginning on July 1, 2006.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Selling, general and administrative including amortization of intangibles (in thousands)	$13,856	$13,261	4.5%	$42,481	$39,308	8.1%
Percentage of Revenue	30.4%	30.3%		30.8%	27.3%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased by 4.5% to $13.9 million for the third quarter of fiscal 2006 compared to $13.3 million for the corresponding quarter of fiscal 2005. This $0.6 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $1.0 million, annual merit increases and the benefits in prior year of $0.4 million for the collection of a previously written-off Datum receivable and $0.4 million for an adjustment for a reserve for a repayment of a collected receivable to a bankrupt customer.

These expenses increased by 8.1% to $42.5 million for the first nine months of fiscal 2006 compared to $39.3 million for the corresponding first nine months of fiscal 2005. This $3.2 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $2.8 million, annual merit increases and the previously mentioned prior year benefit of $0.8 million for Datum receivable adjustments.

Impairment of goodwill:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Impairment of goodwill (in thousands)	$6,963	$—%		$6,963	$—%
Percentage of Revenue	15.3%	—%		5.1%	—%

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of goodwill principally related to our wireless business segment purchase in connection with the Datum acquisition in October 2002. For the fiscal year ended June 30, 2005, there were no charges associated with goodwill.

Interest Income:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest income (in thousands)	$1,983	$388	411.1%	$5,294	$755	601.2%
Percentage of Revenue	4.4%	0.9%		3.8%	0.5%

Interest income increased to $2.0 million during the third quarter of fiscal 2006 compared to $0.4 million during the corresponding quarter of fiscal 2005 due to a higher cash investments balance primarily attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest income increased to $5.3 million during the first nine months of fiscal 2006 compared to $0.8 million during the corresponding first nine months of fiscal 2005 due to a higher cash investments balance primarily attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest Expense:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest expense (in thousands)	$(1,252)	$(127)	885.8%	$(3,744)	$(392)	855.1%
Percentage of Revenue	(2.7)%	(0.3)%		(2.7)%	(0.3)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense increased to $1.3 million in the third quarter of fiscal 2006 compared to $0.1 million in the corresponding quarter of fiscal 2005 primarily due to interest expense on our convertible notes, which started accruing interest at the rate of 3.25% on June 15, 2005.

Interest expense increased to $3.7 million in the first nine months of fiscal 2006 compared to $0.4 million in the corresponding first nine months of fiscal 2005 primarily due to interest expense on our convertible notes, which started accruing interest at the rate of 3.25% on June 15, 2005.

Income Taxes:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change
Income tax provision (benefit) (in thousands)	$(1,815)	$883	(305.5)%	$(398)	$4,134	(109.6)%
Percentage of Revenue	(4.0)%	2.0%		(0.3)%	2.9%

Our income tax benefit from continuing operations was $ 1.8 million in the third quarter of fiscal 2006, compared to a provision of $ 0.9 million in the corresponding quarter of fiscal 2005. Our effective tax rate in the third quarter of fiscal 2006 was 26%, compared to an effective tax rate of 24% in the corresponding period of fiscal 2005. Our income tax benefit from continuing operations was $ 0.4 million in the first nine months of fiscal 2006, compared to a tax provision of $4.1 million in the corresponding first nine months of fiscal 2005. Our effective tax rate for the first nine months of fiscal 2006 was 25.6% compared to an effective tax rate of 25.8% in the corresponding first nine months of fiscal 2005.

Our effective tax rate (our income tax provision or benefit as a percentage of pre-tax income) is affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income tax. This exemption is subject to wage-based and other limitations and expires at the end of fiscal 2006. In the third quarter of fiscal 2006, the effective rate was also affected by the impairment of goodwill, a portion of which was non-deductible for tax, as well as the recognition of the benefit of certain tax credits, not previously recorded.

We are reviewing tax planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006. Without the benefit of Section 936, our effective tax rate is estimated to be between 35% and 38% for fiscal 2007. However, we are currently reviewing tax-planning strategies for fiscal 2007 and beyond in order to address the consequences of the expiration of Section 936 at the end of fiscal 2006.

Gain from discontinued operations, net of tax:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,		Percentage
	2006		2005	Change	2006	2005	Change

Gain from discontinued operations (in thousands)	$—		$—	$—%	$—	$162	(100.0)%
Percentage of Revenue		%	—%	—%	—%	0.1%

In June 2003, we discontinued the operation of the Trusted Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division was accounted for as a discontinued operation and, accordingly, the results of operations were excluded from continuing operations in the consolidated statements of operations. During the third quarter of fiscal 2005, we recorded a gain of $0.2 million from our discontinued operations, which was attributable to the final payment arising from the sale of software. During the third quarter of fiscal 2006, we recorded no gain or loss from our discontinued operations.

During the first nine months of fiscal 2006, we recorded no gain or loss from our discontinued operations.

Net Income (loss):

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2006	2005	Change	2006	2005	Change

Net income (loss) (in thousands)	$(5,187)	$2,819	(284.0)%	$(1,159)	$12,049	(109.6)%
Percentage of Revenue	(11.4)%	6.4%	(0.8)%	8.4%

As a result of the factors discussed above, we had net loss of $5.2 million, or $0.11 per share, in the third quarter of fiscal 2006 compared to net income of $2.8 million, or $0.06 per share, during the corresponding quarter of fiscal 2005, and we had net loss of $1.2 million, or $0.03 per share, in the first nine months of fiscal 2006 compared to net income of $12.0 million, or $0.27 per share, during the corresponding first nine months of fiscal 2005.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the third quarter of fiscal 2006 with the end of fiscal 2005 are listed below.

Sales Backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog amounted to $45.4 million as of March 31, 2006, compared to $31.0 million as of June 30, 2005. Our backlog, which is shippable within the next six months, was $27.8 million as of March 31, 2006, compared to $20.5 million as of June 30, 2005.

Contract Revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed-price and cost-plus reimbursement. Revenue is recognized under the fixed-price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance-based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. As of March 31, 2006, we had approximately $5.8 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.7 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2005. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of March 31, 2006 was comprised of 817 regular employees and 53 temporary employees, compared to 779 regular employees and 51 temporary employees as of June 30, 2005.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.4 million as of March 31, 2006, compared to $0.2 million as of June 30, 2005. Deferred revenue for maintenance contracts was $2.2 million as of March 31, 2006, compared to $1.4 million as of June 30, 2005. Deferred revenue for distributor return allowances was $0.3 million as of March 31, 2006, compared to $0.6 million as of June 30, 2005.

Liquidity and Capital Resources

As of March 31, 2006, working capital was $219.6 million compared to $223.1 million as of June 30, 2005. Cash and cash equivalents as of March 31, 2006 increased to $132.6 million from $105.6 million as of June 30, 2005. This increase was primarily the result of $14.6 million in cash provided by operating activities, $19.2 million in cash provided by investing activities and $7.0 million in cash used for financing activities.  Short-term investments decreased from $89.5 million as of June 30, 2005 to $55.1 million as of March 31, 2006. This decrease resulted primarily from maturities in short-term investments during current quarter of fiscal 2006.

The $14.6 million net cash provided by operating activities in fiscal 2006 was primarily attributable to non-cash expenses related to depreciation and amortization of $7.8 million, non-cash expenses related to impairment of goodwill and intangibles of $8.2 million, stock-based compensation expenses of $3.7 million and stock option income tax benefits of $0.6 million resulting from the adoption of SFAS No. 123(R).  This was partially offset by a net loss of $1.2 million, a $3.2 million decrease in accounts receivable, and a $1.8 million decrease of deferred income taxes resulting from tax benefits and an inventory decrease of $1.7. The $19.2 million net cash provided by investing activities in fiscal 2006 was primarily attributable to $25.6 million in purchases of short-term investments, $8.0 million in acquisition costs and $7.2 million in purchases of plant and equipment, which was partially offset by $60.1 million in maturities of short-term investments. The $7.0 million net cash used for financing activities was primarily attributable to $1.6 million in proceeds from the issuance of common stock, which was offset by $7.8 million attributable to repurchases of common stock and $0.8 million for the repayment of long-term obligations.

Our total capital spending commitments outstanding as of March 31, 2006 were $1.8 million. Day sales outstanding in accounts receivable was 64 days as of March 31, 2006, an increase from 58 days as of June 30, 2005. This increase is attributable to larger amount of shipments that were received in the last month of the quarter, which caused lower cash collection as compared to fiscal year 2005.

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

The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006.  The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with paragraph 14(b)(ii) of SFAS No. 13, Accounting for Leases.

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

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ marketplace rule 4350(i)(1)(D). We may undertake such repurchases from time to time through privately negotiated or open market transactions or other available means.

In connection with the issuance of these Notes, Symmetricom recorded bond fees of approximately $3.8 million, which are being amortized using the straight-line method over a period of seven years until fiscal 2012.

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to obtain a revolving line of credit up to $10.0 million to be used as working capital.  The line of credit contains certain financial covenants and restrictions.  At the end of the third quarter of fiscal 2006, we were not in compliance with one of the covenants under the agreement, which requires us to reflect a net profit on a quarterly basis.  Subsequently, the bank issued a waiver to the Company on May 1, 2006 covering this covenant for the third quarter. This is the first time the bank issued this waiver and we do not anticipated any further need for the waiver in the future.  The line of credit expires on November 1, 2006. No borrowings were outstanding as of March 31, 2006.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized by the line of credit with Wells Fargo Bank described above. As of March 31, 2006, the bond balance was $2.4 million.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. Adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net revenue, though no single customer accounted for 10% or more of our net revenue during the three-month and nine-month periods ended March 31, 2006 or March 31, 2005. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 12% of our net annual revenue was generated from sales to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

We experienced net losses in the past and may experience net losses again in the future

We had a net loss of $5.2 million for the quarter ended March 31, 2006 as well as net losses for two of the three preceding fiscal years. We cannot assure you that we will regularly be able to achieve operating profitability. If we are unable to achieve operating profitability or if we incur future net losses and negative cash flow, our stock price may decline.

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

•      customers in the wireless market may delay adding new base stations, which require our products;

•      customers may experience labor strikes which could result in reduced sales volume; and

•       customers in the wireless market may switch from buying rubidium based products which are internally manufactured to Quartz-based products which are purchased and sold at a lower price point, which may result in lower revenue and gross margins.

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

If we incur net losses in the future, we may have to record a valuation allowance against some or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

We had net loss of $5.2 million for the third quarter of fiscal 2006 as well as net losses for two of the three preceding fiscal years. Future net losses may create substantial uncertainty about the realizeability of our $50.5 million net deferred tax assets. If we had to record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition future uncertainties about the realizeability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

We purchase certain key components of our synchronization and timing and frequency equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing and frequency equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that similar delays will not occur in the future.  Our suppliers of components may be impacted by compliance with environmental regulations including RoHS & WEEE, which could affect our continued supply of components or cause additional costs for us to implement new components into our manufacturing process.

Our products are complex and may contain errors or design flaws, which could be costly to correct

Our products are complex and often use state-of-the-art components, processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments.  For example, it is possible that the factory could ship a product with an undetected defect because the test strategy did not test for such a condition.  Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to our reputation, legal action by our customers, failure to attract new customers and increased service and warranty costs. The occurrence of any of these factors could cause our net revenue to decline.

Our critical business and manufacturing facilities in Puerto Rico and San Jose, California, as well as many of our customers and suppliers, are located near known hurricane zones and earthquake fault zones, and the occurrence of an earthquake, hurricane or other catastrophic disaster could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers, to cease, curtail or disrupt operations

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

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

Our operating results may be adversely affected as a result of our required compliance with European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and any additional environmental requirements

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive and as such we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new products sold, and products already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. If we fail to comply with these laws or any additional environmental regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We are incurring and may continue to incur increased design, development and manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but currently we cannot estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or production delays are substantial, our revenue and operating results could be materially adversely affected. In addition, we are aware of similar legislation, which may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales, which are primarily to Western Europe, Latin America, Asia and Canada, accounted for 28% of net revenue during the third quarter of fiscal year 2006, compared to 35% of net revenue during the corresponding quarter of fiscal year 2005. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•      foreign currency fluctuations;

•      the effects of terrorist activity and armed conflict, which may disrupt general economic activity and result in revenue shortfalls;

•      export restrictions;

•      a global pandemic if it does not continue to be contained

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

We may be required to record additional goodwill and other intangible assets impairment charges in future quarters

As of March 31, 2006, we had recorded goodwill with a net book value of $45.9 million related to acquisitions of Datum and TrueTime and Agilent Technologies’ Frequency and Timing Standards product line. We test for impairment at least annually, and more frequently whenever evidence of impairment exists.  We performed a goodwill impairment test on our Wireless/OEM business segment as of March 31, 2006 and determined that goodwill was impaired by approximately $7.0 million.

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

Our sales and our cost may be affected by the ongoing movement towards environmentally friendly manufacturing (“green” manufacturing)

Various countries in the international marketplace are moving towards more environmentally friendly manufacturing requirements, and some companies or countries may require us to meet new standards, which could affect the sales of our products. These standards could possibly be based on the production methods of our manufacturing processes, and materials used in these processes. If we have to change our methods or processes to comply, our manufacturing costs may increase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2006, we had short-term investments of $55.1 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 31, 2006, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the foreign currency denominated assets of $57,000 with the United Kingdom and $0.2 million with Germany at March 31, 2006, a hypothetical 10% adverse change in sterling and Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We formerly leased a tract of land for our operations in Texas.  Those operations involved the use of solvents and, at the end of the lease, we remediate an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders.  We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program.   On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  We have not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of March 31, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the nine months ended March 31, 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited

August 1, 2005 through August 31, 2005	283,550	$8.61	—
September 1, 2005 through September 30, 2005	163,500	8.62	18,000
November 1, 2005 through November 30, 2005	240,000	8.01	—
February 1, 2006 through February 28, 2006	68,000	9.13	—
March 1, 2006 through March 31, 2006	155,523	8.62	—

Total	910,573	$8.60	18,000

As of March 31, 2006, the total number of shares available for repurchase was 1,649,054.

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 45.9 million shares of Symmetricom common stock outstanding as of March 31, 2006.

During the first nine months of fiscal 2006, we repurchased 910,573 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $7.8 million.

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

SYMMETRICOM, INC.
(Registrant)

DATE: May 09, 2006	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 09, 2006	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.