Form 10-K
period 2006-06-30
SYMMETRICOM INC
filed 2006-09-13
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-02287

SYMMETRICOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-1906306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Orchard Parkway, San Jose, California	95131-1017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Series A Participating Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2005, as reported on the NASDAQ Stock Market LLC (formerly the NASDAQ National Market) was approximately $391,397,548. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2006, there were approximately 45,818,616 shares of Registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2006
INDEX

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies we acquire, and the risks set forth below under Item 1A, “Factors that may affect results.”

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

TimeSource, SMARTCLOCK, BesTime, GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider, TimeCreator and TimeScan are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.                        Business

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software and services. Our technology plays a critical role in network reliability and quality of service. We sell our solutions to communication service providers, government agencies, enterprises, and research facilities. Symmetricom products have been shipped to more than 90 countries. Our products include atomic frequency references, including rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; and professional services.

We manufacture precision time products that allow our customers to keep accurate time within 40 billionths of a second over a 24-hour period. Our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy of our clocks in perspective, if a clock accumulates a 40 billionth of a second time error over a 24-hour period, it will require more than 500,000 years to accumulate an error of one second.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. The principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and the telephone number is (408) 433-0910.

Our website is located at www.symmetricom.com. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it, to the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The time and frequency markets served by Symmetricom include:

•       Telecommunications and cable markets;

•       Wireless/OEM telecommunications equipment manufacturers; and

•       Aerospace, defense, metrology and enterprise.

Integration of Agilent Technologies’ Frequency and Timing Standards Product Line

On August 1, 2005, we acquired Agilent Technologies’ Frequency and Timing Standards product line. This acquisition has significantly enhanced Symmetricom’s market position in cesium clocks used by official time-keeping authorities and metrology institutes throughout the world. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. This acquisition is included in the Timing, Test, and Measurement division. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

Reportable Segments

The Company structure consists of five reportable segments. The Telecom Solutions Division consists of four reportable segments: Wireline Products; Wireless/OEM (original equipment manufacturer) Products; Global Services; and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Information as to net revenue and gross profit margin attributable to each of these reportable segments for each year in the three-year period ended June 30, 2006, is contained in Note O of the notes to the consolidated financial statements.

Telecom Solutions Division

Our Telecom Solutions Division offers a full suite of timing and synchronization products that meet global standards requirements. Products include primary reference sources; edge clocks and distributors for synchronization outside the network core; BITS/SSU for the central office; network management and monitoring software; and synchronization subsystems for OEM integration. Symmetricom holds patents in advanced control algorithms and implementations using the Global Positioning System (GPS), DOCSIS™ Timing Interface (DTI) and Code Division Multiple Access (CDMA).

In fiscal 2006, we actively participated in the modernization of several synchronization networks with certain service providers and helped others develop future plans for such efforts. The carriers and operators are driven by network economics and competitive forces to evolve their network infrastructures toward integrated transmission and switching functions and packet-based technologies. We believe this evolutionary trend demands a more intelligent and reliable synchronization infrastructure.

Symmetricom played a role in the specification process at CableLabs™ where the next generation of cable services and infrastructure are defined. In this effort Symmetricom contributed technology and expertise to specify the first time and frequency synchronization standard for the cable market.

We continue to build a strong portfolio of precise time and frequency solutions to address the growing synchronization requirements of all layers of existing circuit switched network and next-generation packet networks.

Our Global Services segment provides services for all of Symmetricom’s product lines.

Timing, Test and Measurement Division

Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for the aerospace, defense, metrology and enterprise markets. Products include synchronized clocks, network time servers, network displays, time code generators, computer plug-in cards, and primary reference standards such as rubidium and cesium oscillator standards and ruggized crystal oscillators. Customer applications include synchronization of communication networks, synchronization of computer networks, calibration of lab equipment and subsystem master timing. To support both a diverse customer and product base, the division has built strong application engineering capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements.

During fiscal 2006, the division continued its emphasis on government program business in secure mobile, satellite, and wireline communications, as well as other defense platform upgrades on destroyers and submarines. Key customers of the division included Boeing, DISA, Lockheed Martin, Northrop Grumman, Raytheon, and various military procurement and service agencies. New products introduced during the year included a line of high performance cesium frequency standards purchased from Agilent Technologies; a new product family of state-of- the-art network time servers; an industry-first IEEE-1588 GrandMaster clock used for precision time transfer over an IP network; and several new ruggedized rubidium and OCXO oscillator platforms for space and avionics applications.

Wireline and Cable Infrastructure Markets and Products

Wireline and Cable Infrastructure Markets:

The wireline and cable infrastructure markets include local, long distance and international telecommunications service providers and carriers and cable service providers. Customers in the wireline market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies as well as cable companies. We believe that these telco providers will have to replace their legacy synchronization equipment in the future. Some companies have begun the upgrade process. Based on the size of the installed base of legacy equipment, we anticipate that this cycle could take at least several years to complete. The cable infrastructure market has an emerging requirement for synchronization within cable vendors’ equipment for which we have developed a line of synchronization products.

Wireline and Cable Products:

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (i.e., voice, video, data, etc.) through the network. For these networks to function efficiently it is essential that each network be synchronized and the individual nodes within the network operate within precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference which enables digital switching, routing and transmission systems to operate at a common, synchronized clock rate, thereby aligning time slots, which increases bandwidth utilization while minimizing signal degradation and reducing errors throughout a network.

Our core system products are built on atomic clock (such as cesium and rubidium) and GPS technologies. The products belong to one of four classes:

•       Primary Reference Sources (PRS)—consists of the GPS-based TimeSource family, and the cesium-based TimeCesium.

•       Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the versatile SSU 2000 and the carrier-class TimeHub, both intelligent sync distribution systems.

•       Next Generation Timing Sources—consists of Time Provider, the industry’s first node clock (hybrid SSU & PRS), and other products currently under development to address emerging needs in the wireline and cable markets.

•       Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, and TimeScan, the PC-based system.

Wireless/OEM Market and Products

Wireless/OEM Market:

Symmetricom’s Wireless/OEM products are sold into the wireless and broadband access market. Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. Certain engineering requirements demand a high level of synchronization at the base station. Our products are primarily sold into CDMA- based implementations throughout the world.

Broadband access is another part of the Wireless/OEM products market. Currently, our G.shdsl products serve a niche market primarily deployed in Europe.

Wireless/OEM Products:

The primary use of our wireless products is in wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA2000 or UMTS, and the governing standards that apply. For example, in CDMA, most manufacturers require GPS for every base station with either a high performance quartz or rubidium oscillator. These solutions are also available to other communication applications requiring high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

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

•       SHDSL modems, which offer higher data rates, greater reach and enhanced spectral compatibility when compared to legacy transport technologies. These products deliver high speeds by bundling multiple DSL links, and focus on circuit emulation applications.

Specialty Manufacturing Markets and Products

Our production facility in Puerto Rico provides specialty (contract) manufacturing to select clients. Customers in this market are mainly from the semiconductor and medical industries.

On April 27, 2006, management announced plans to discontinue the contract manufacturing work being conducted at the Puerto Rico facility. We anticipate exiting this non-core business during fiscal 2007 and reallocating or downsizing manufacturing resources accordingly.

Global Services Market and Products

Global Services Market:

We market our services exclusively to customers who purchase our products.

Global Services Products:

Our Global Services organization provides lifecycle services for all Symmetricom product lines. Services products fall into five main categories:

•       Engineering and installation—Our engineering and installation services help customers implement new Symmetricom product purchases.

•       Operations and support programs—Our operations and support programs, such as Sync Office Audits assist, customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

•       Maintenance—Our maintenance offerings are designed to help customers minimize staff and expenses necessary for ongoing support of their Symmetricom products. These include 24 x 7 technical support, traditional return-to-factory repair services, and on-site repair labor.

•       Training, certification programs and professional development courses—Our training courses enable customer personnel to successfully utilize and maintain our products. These programs are also available under license for customers who maintain their own training centers.

•       Consulting and other professional services—Our consulting services assist customers in planning new sync communications networks and developing growth or disaster recovery plans for existing sync networks.

Timing, Test and Measurement Markets and Products

Timing, Test and Measurement Markets:

Precision time and frequency instruments and reference standards are required by the aerospace, defense, metrology and enterprise markets. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

Timing, Test and Measurement Products:

We offer a wide variety of precision time and frequency products sold primarily to the aerospace, defense, metrology and enterprise sectors. These products can generally be divided into the following broad categories:

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

•       Bus Level Timing—We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with common bus components. We also offer software development tools to speed the integration of these cards into software applications.

•       Enterprise Network Time Servers—We manufacture several products for enterprise network time distribution. These bring entire networks of computers into precise time synchronization.

•       GPS & Time Code Instrumentation Products—We manufacture a wide variety of general purpose GPS receivers, time code generation, translation and distribution products. A time code is a data format for recording and processing time measurements.

•       Space, Defense and Avionics—We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military applications such as FA-22 Raptor and F-35 Joint Strike Fighter aircraft. Our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs.

Sales Operations

We sell our products directly to customers and through domestic and international distributors, as well as systems integrators and manufacturer sales representatives. In the United States, our wireline and cable products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable operators, Internet Service Providers (ISPs) and OEMs. Our instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are primarily sold through telesales and the internet.

Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors and system integrators. As of June 30, 2006, we employed a sales, sales service, and marketing force of 125 people, including 95 employees in domestic sales and service, 8 employees in international sales and service and 22 employees in marketing.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions and internal security to establish and protect our proprietary rights. As of June 30, 2006, we had 46 active United States patents. The active patents issued will expire between

August 2009 and September 2024. We believe that our patents have value, but we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurances that a license will be available or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

We generally enter into confidentiality agreements with our employees, consultants, and third parties in connection with our technology. These confidentiality agreements generally seek to control access to, and distribution of, our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our proprietary information without authorization or to develop similar technology independently.

In addition, we use trademarks to help identify and market our products and services. We have a number of trademark registrations and pending applications both in the United States and around the world. We rely on these trademark registrations and applications as one of the tools to protect our rights in our trademarks and brands. We also rely on our common law trademark rights in those countries that recognize such rights, such as the United States. We can provide no assurance, however, that any of our trademark applications will be successful, or that our existing registrations will not be challenged or invalidated. Likewise, we can provide no assurance that our registrations, applications or common law rights will enable us to stop others from infringing upon our trademarks, or enable us to successfully defend against claims of trademark infringement. Furthermore, effective trademark protection may not be available in every country in which our products and services are distributed.

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

Manufacturing

Our manufacturing process for standard products consists primarily of in-house electrical assembly and test performed by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama; San Jose, California and Hofolding, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California. All of our manufacturing facilities are certified and registered to the ISO 9001:2000 quality system standard. During fiscal 2005 our Beverly, Massachusetts and Puerto Rico facilities were upgraded to meet the TL 9000 quality system standard (a standard for manufacturing and engineering). Our San Jose, California facility was also upgraded to meet the TL 9000 quality system standard for its engineering process. We currently do not plan to upgrade our Santa Rosa, California, Tuscaloosa, Alabama and Hofolding, Germany facilities.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $51.7 million as of June 30, 2006, compared with $31.0 million as of June 30, 2005. Of the $51.7 million backlog at June 30, 2006, $37.9 million, $8.6 million and $5.2 million is estimated to be shippable within six months, from six to 12 months and after 12 months, respectively. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets. See “Risk Factors.”

Key Customers and Export Sales

No single customer accounted for more than 10% of our net revenue during fiscal 2006, 2005 and 2004. Our export sales to Western Europe, Latin America, Asia and Canada, accounted for 29.5%, 35.0% and 32.0% of our net revenue in fiscal 2006, 2005 and 2004, respectively. For additional information regarding our export sales, see Note O to our consolidated financial statements. We have shipped products over 90 countries.

Gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may, in the future, contribute to fluctuations in our business and operating results. Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

Competition in the telecommunications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors for our Wireless/OEM Products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our timing, test and measurement products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Temex and Trak Systems, Inc. (a Veritas Corporation subsidiary).

Research and Development

As of June 30, 2006, we had 92 engineers and technicians directly involved in the research, design and development of our products. Our development efforts include providing enhanced functionality to our existing products including the development of additional software-based features and functionality. We also utilize domestic and international contractors (primarily in India) to assist us in our research and development activities. We focused our development efforts in fiscal 2006 on the development of both hardware and software products. Our product development programs include wireline and wireless synchronization, network management software, government communication and infrastructure, network time server, integrated access devices and updates and maintenance on existing products. In fiscal 2006, 2005 and 2004, overall research and development expenditures were $18.8 million, $16.3 million and $16.8 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

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

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing process and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings” And “Factor That May Affect Results - Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and their Restriction of the Use of Hazardous Substances in electrical and electronic equipment.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced.

Employees

At June 30, 2006, we had 865 employees, including 575 in manufacturing, 92 in engineering and 198 in sales, marketing, service and general and administration. Our employee turnover rate for fiscal 2006 was 8.8%. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 1A.                Factors That May Affect Results

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

Although a relatively small number of customers have historically accounted for a significant portion of our net revenue, no single customer accounted for 10% or more of our net revenue during fiscal 2006, 2005 or 2004. However, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with United States government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Historically, approximately 10% to 17% of our net revenue has been generated from sales to United States government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

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

Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements, and our ability to develop and introduce new and enhanced products in a cost-effective and timely manner. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing, and other difficulties that could delay or prevent the development, introduction or marketing of our new products and enhancements.

The introduction of new or enhanced products also requires that we manage a smooth transition from older products to new products. Delays in new product development or delays in production startup could reduce our sales.

The telecommunications market is highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors in our synchronization products segment include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Emrise Corp., and Oscilloquartz SA. Competitors in our wireless segment include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors in our timing and frequency, test and measurement segment include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Temex and Trak Systems, Inc. (a Veritas Corporation subsidiary). In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. These competitors may be able to respond more quickly to new and emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. We expect to continue to experience pricing pressures from our competitors in all of our markets. If we are unable to compete by delivering new products or by delivering competitive products at lower prices, we could lose market share and our revenue could decline.

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

•       our ability to manage fluctuations in the average selling prices of our products;

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

•       international customers may delay purchasing products;

•       customers in the wireless market may delay adding new base stations which require our products;

•       customers may experience labor strikes which could result in reduced sales volume;

•       customers in the wireless market may switch from buying Rubidium based products which is internally manufactured to Quartz based products which is purchased and sold at a lower price point, which may result in lower revenue and gross margins; and

•       a global pandemic, if not contained.

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

The growth in each of these markets may depend on changes in general economic and regulatory conditions, conditions related to the markets in which we compete, changes in regulatory conditions, legislation, export rules or conditions, interest rates and fluctuations in the business cycle for any particular market segment. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could decline significantly.

If we incur net losses in the future, we may have to record a valuation allowance against most or all of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Although we had net earnings of $0.8 million and $17.9 million for fiscal 2006 and 2005 respectively, we had net losses for the preceding three fiscal years. Future losses may create uncertainty about the realizability of our $50.4 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, uncertainties about the realizability of our deferred tax assets would limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

Increases in our effective tax rate will negatively impact our net earnings

Our effective tax rate was affected by the percentage of qualified Puerto Rican earnings compared to our total earnings. Most of our Puerto Rico earnings were taxed under Section 936 of the United States Internal Revenue Code, which exempted qualified Puerto Rican earnings from regular federal income taxes. The Section 936 exemption was subject to a variety of limitations before it expired at the end of fiscal 2006. Historically, we reduced our effective tax rate using the Section 936 exemption.

In July 2006, the Puerto Rico subsidiary, formerly electing Section 936, moved its place of legal organization from Delaware to Bermuda in a tax-free reorganization. Consistent with a resolution by the Symmetricom, Inc. board of directors, this subsidiary has elected to indefinitely reinvest its future earnings outside the United States and not repatriate future earnings back to Symmetricom, Inc. Based on this change, we estimate that the fiscal 2007 effective tax rate will be approximately 32.0%.

Our effective tax rate decreased in fiscal 2006 because of the high percentage of Puerto Rican earnings to total earnings.

We purchase certain key components of our synchronization and timing and frequency equipment from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components, which are key components of our synchronization and timing and frequency equipment. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, results of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments.

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

Our critical business and manufacturing facilities in Puerto Rico, Beverly, Massachusetts and San Jose, California, as well as many our customers and suppliers are located near known hurricane zones and earthquake fault zones and the occurrence of an earthquake, hurricanes or other catastrophic disaster, could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Capacity constraints, systems failures or security breaches could prevent access to our computer systems, which could interrupt our business and harm our daily operation.

Our business goals of performance, reliability and availability require that we have adequate capacity in our computer systems to support our operations. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer internal personnel enhanced services, capacity, features and functionality. Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer system has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Even though we have a formal disaster recovery plan, it may not completely prevent any system failure or security breach that causes an interruption in our business and daily operation.

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

We believe our success will depend in a large part on our ability to protect trade secrets, obtain or license patents, and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. These measures may not provide sufficient protection for our trade secrets or other proprietary information. We have United States and international patents and patent applications pending that cover certain technology used by our operations. However, while we believe that our patents have value, we rely primarily on innovation, technological expertise and marketing competence to maintain our competitive position. While we intend to continue our efforts to obtain patents whenever possible, there can be no assurance that patents will be issued, or that new, or existing patents will not be challenged, invalidated or circumvented, or that the rights granted will provide us with any commercial benefit.

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

•       we may incur significant write-offs;

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

•       our earnings per share may be diluted if we pay for an acquisition with equity securities; and

•       we may not be able to repay our debt used to make acquisitions.

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

Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are taking longer to get and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation which may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales to Western Europe, Latin America, Asia and Canada accounted for 29.5% of net revenue during fiscal 2006, compared to 35.0% of net revenue during fiscal 2005. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

•       foreign currency fluctuations;

•       the effects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

•       export restrictions;

•       a global pandemic if it does not continue to be contained;

•       longer payment cycles;

•       unexpected changes in regulatory requirements or tariffs;

•       protectionist laws and business practices that favor local competition;

•       dependence on local vendors;

•       reduced or limited protection of intellectual property rights and political and economic instability; and

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

We may be required to record additional goodwill and intangibles impairment charges in future quarters

As of June 30, 2006, we had recorded goodwill with a net book value of $45.9 million related to acquisitions of Datum and TrueTime and Agilent Technologies’ Frequency and Timing Standards product line. We test for impairment at least annually, and more frequently whenever evidence of impairment exists. We performed a goodwill impairment test on our Wireless/OEM business segment as of March 31, 2006 and determined that goodwill was impaired by approximately $7.0 million. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

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

Investor confidence and share value may be adversely impacted if we are unable to conclude that our internal controls over financial reporting are adequate, as required by Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning June 30, 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with this Report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of June 30, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The following are our principal facilities as of June 30, 2006:

		Approximate
		Floor Area	Owned/Lease
Location	Principal Operations	(Sq. Ft.)	Expiration Date
San Jose, California	Corporate Headquarters (partial sublease)	118,000	April 2016
Santa Rosa, California	Manufacturing/Administrative (partial vacant)	70,000	December 2015
Santa Rosa, California	Manufacturing (partial sublease)	25,000	December 2008
Irvine, California	Administrative Office	2,500	December 2006*
Beverly, Massachusetts	Manufacturing	54,000	Owned
Austin, Texas	Administrative Office	21,000	December 2009
Tuscaloosa, Alabama	Manufacturing	5,000	March 2007
Hofolding, Germany	Manufacturing/Administrative	7,000	January 2009
Crowthorne, UK	Administrative	1,200	October 2008
Subang Java, Malaysia	Administrative	700	May 2008
Aguadilla, Puerto Rico	Manufacturing	87,000	February 2016
Beijing, China	Administrative	200	February 2008
Beijing, China	Administrative	807	February 2007
Guangzhou, China	Administrative	600	February 2007

*       Monthly

We have sublet approximately 34,000 square feet of our San Jose facility through March 2007 and approximately 16,025 square feet and 18,810 square feet of our Santa Rosa facility through November 2008 and 2011, respectively. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future.

Item 3.                        Legal Proceedings

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of June 30, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Symmetricom

Following is a list of our executive officers as of June 30, 2006 and brief summaries of their business experience. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	56	Chief Executive Officer
William Slater	54	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary
Bruce Bromage	52	Executive Vice President and General Manager TT&M Division
Nancy Shemwell	50	Executive Vice President Global Sales & Support

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

Mr. Slater has served as Executive Vice President Finance and Administration, Chief Financial Officer and Secretary of Symmetricom since July 2006. Mr. Slater served as Chief Financial Officer and Secretary of Symmetricom from August 2000 to June 2006. From September 1991 to December 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer of Computer Curriculum Corporation, an educational software company that was a division of Viacom. Mr. Slater was V.P of Financial Planning at Simon & Schuster from December 1985 though September 1991. Prior to that Mr. Slater was Controller of Revlon’s Professional Products Group. Mr. Slater worked for the public accounting firm of Touche Ross (predecessor to Deloitte & Touche) prior to joining Revlon.

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

Ms. Shemwell joined Symmetricom in October 2004 as Sr. VP Global Sales & Support and in July 2006 became Executive Vice President Global Sales & Support. Ms. Shemwell has held a variety of senior positions with global business responsibilities including assignments in Europe and North America. Her experience covers a broad spectrum of general management, sales, and marketing roles in rapidly developing markets. Previous positions include that of President and CEO of Jovial Test Equipment, a sixteen year career with Nortel Networks where she held titles of President, Micom Communications Corporation (a Nortel subsidiary), Vice President Business Segments, Vice President Sales and Marketing Wiltel (Nortel’s largest enterprise distributor) and Director Marketing for Europe, Middle East and Africa.

PART II

Item 5.                        Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Stock Market LLC, under the symbol “SYMM”. We had approximately 1,108 stockholders of record as of August 31, 2006.

The following table sets forth the high and low per share sale prices reported on the Nasdaq Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended June 30, 2005
First Quarter	$9.69	$6.39
Second Quarter	11.34	8.35
Third Quarter	11.33	8.22
Fourth Quarter	11.70	9.19
Year ended June 30, 2006
First Quarter	11.04	7.29
Second Quarter	8.98	6.56
Third Quarter	10.11	8.04
Fourth Quarter	8.45	6.99

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Stock Repurchase Program

On August 11, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized, of which approximately 0.6 million shares remained available for repurchase as of June 30, 2005. As of June 30, 2006, approximately 1.4 million shares remained eligible for repurchase. There were approximately 45.7 million shares of Symmetricom common stock outstanding as of June 30, 2006.

During fiscal 2006, we repurchased 1,172,349 shares for an aggregate price of approximately $9.7 million. Upon termination of some employees, 35,500 shares of restricted stock were forfeited pursuant to existing agreements.

The following table provides monthly detail of our share repurchases and forfeitures during the fourth quarter of fiscal 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
May 1, 2006 through May 31, 2006	173,276	7.50
June 1, 2006 through June 30, 2006	88,500	7.45	17,500
	261,776	$7.48	17,500

During fiscal 2005, we repurchased 186,400 shares for an aggregate price of approximately $1.8 million. Upon termination of employees, 19,009 shares of restricted stock were forfeited pursuant to existing agreements. The Company did not repurchase any shares during fiscal 2004.

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Net revenue	$188,211	$189,147	$172,847	$132,049	$72,643
Operating income (loss)	(1,526)	19,190	(4,096)	(46,047)	(11,141)
Income (loss) before income taxes	969	20,298	(4,373)	(46,500)	(8,973)
Income (loss) from continuing operations	819	17,754	(2,250)	(34,347)	(5,695)
Gain (loss) from discontinued operations(1)	—	162	13	(14,970)	410
Net earnings (loss)	819	17,916	(2,237)	(49,317)	(5,285)
Basic earnings (loss) per share from continuing operations	0.02	0.39	(0.05)	(0.96)	(0.25)
Basic earnings (loss) per share from discontinued operations	—	—	—	(0.42)	0.02
Basic net earnings (loss) per share	0.02	0.39	(0.05)	(1.38)	(0.23)
Diluted earnings (loss) per share from continuing operations	0.02	0.38	(0.05)	(0.96)	(0.25)
Diluted earnings (loss) per share from discontinued operations	—	—	—	(0.42)	0.02
Diluted net earnings (loss) per share	0.02	0.38	(0.05)	(1.38)	(0.23)

	June 30,
	2006	2005	2004	2003	2002
	(In thousands)
Total assets	$392,418	$392,171	$247,590	$233,890	$130,310
Long-term obligations	125,620	126,967	8,827	10,057	6,574
Stockholders’ equity	$224,561	$226,175	$196,484	$183,432	$104,189

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of a time and frequency-based signals. We design and/or manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators and communications original equipment manufacturers (OEMs). With the fiscal 2003 acquisition of TrueTime and Datum, we broadened our customer base to include aerospace contractors, governments and research facilities.

On April 27, 2006, we announced plans for the closure of the contract manufacturing work conducted at our Puerto Rico facility. Symmetricom’s Telecom Solution Division revenues contain a Specialty Manufacturing/Other segment that is related to this contract manufacturing work. We anticipate exiting this non-core business during fiscal 2007 and reallocating the majority of the related manufacturing resources to other activities. Revenues for this segment were $12.1 million, $9.8 million and $9.5 million for fiscal 2006, 2005 and 2004, respectively. Gross profit was $2.4 million, $1.6 million and $1.4 million for fiscal 2006, 2005 and 2004, respectively.

On August 1, 2005, we acquired Agilent Technologies’ Frequency and Timing Standards product line. including the 5071A cesium primary frequency standard. This acquisition has enhanced Symmetricom’s position in the area of cesium standards and Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. We acquired certain assets of Agilent Technologies for a cost of approximately $8.0 million which was accounted for as a purchase. In June 2003, we discontinued the operation of the Trusted Time Division and integrated the Broadband Network Division into the Telecom Solutions Division. The Trusted Time Division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. Certain charges related to the discontinuance of this operation, including a non-cash impairment charge for goodwill and intangibles associated with this business, were taken in fiscal 2003.

On October 29, 2002, we completed our acquisition of Datum. Each share of Datum common stock outstanding was converted into the right to receive 2.7609 shares of Symmetricom common stock. The aggregate consideration was approximately 17.4 million shares of our common stock. The acquisition of Datum qualified as a tax-free reorganization within the meaning of Section 368(a) of Internal Revenue code and was accounted for as a purchase.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure at the date of our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to allowances for doubtful accounts receivable, inventories, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs, stock options, and valuation of deferred tax assets, income taxes, and stock options. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and allowance for doubtful accounts, reserve for warranty, inventory valuation, accounting for income taxes, valuation of investments and valuation of intangible assets and goodwill to be critical policies due to the estimates and judgments involved in each.

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an amount of revenue equal to our estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand, and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold. During fiscal 2006, 2005 and 2004, we charged $1.7 million, $0.9 million and $0.9 million, respectively to cost of goods sold to write down excess and obsolete inventory.

Accounting for Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to realized. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the financial statements in the period that includes the enactment date.

We operate a subsidiary in Puerto Rico under a grant providing for partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary was taxed under Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico source earnings, subject to various limitations, from regular federal income taxes through fiscal 2006. Taxes have been calculated on this subsidiary’s earnings, all of which we intend to remit to the U.S. Section 936 expired as of the end of fiscal 2006.

In July 2006, the Puerto Rico subsidiary, formerly enjoying the benefits of Section 936, moved its place of legal organization from Delaware to Bermuda in a tax-free reorganization. Consistent with a resolution by the Symmetricom, Inc. board of directors, this subsidiary has elected to indefinitely reinvest its future earnings outside the United States. Under the applicable accounting rules, future earnings of this subsidiary will not be subject to U.S. taxes, as its future earnings will not be repatriated back to Symmetricom, Inc. We estimate that the fiscal 2007 effective tax rate will be approximately 32%, based on management’s estimate of pretax income and the split of income between U.S. and foreign jurisdictions.

The carrying value of our net deferred tax assets, which are made up of tax deductions, net operating loss carryforwards and tax credits, assumes that we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits is related to stock options and has a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

Valuation of Investments

We did not carry any investments in public or private companies during fiscal 2005 and 2006.

During fiscal 2003, we concluded that the decline in value of our investment in the common stock of Sarantel Ltd., a privately held company, was other than temporary. We recorded $0.2 million as a loss on equity investment. On March 3, 2005, Sarantel went public in the United Kingdom and began trading on the AIM market of the London Stock Exchange under the symbol SLG. Subsequently, the Company sold the stock of Sarantel Ltd. and recorded a gain of $0.4 million on the investment in June 2005.

Valuation of Goodwill

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of the goodwill entirely related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002.

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances for each reporting unit. During the third quarter of fiscal 2006, we decided to perform a goodwill impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using discounted cash flow valuation method, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In fiscal 2005 and 2004, no impairment losses were recorded based on these evaluations.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In the third quarter of the fiscal 2006, we recorded a non-cash impairment charge of $1.2 million for the write-down of the other intangibles entirely related to our wireless business segment purchase in connection with the Datum acquisition in October 2002. In fiscal 2005 and 2004, no impairment losses were recorded based on this evaluation.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended June 30,
	2006	2005	2004
Net revenue
Telecom Solutions Division:
Wireline Products	42.8%	43.9%	41.3%
Wireless/OEM Products	12.7%	14.7%	20.0%
Global Services	6.7%	5.1%	4.8%
Specialty Manufacturing/Other	6.4%	5.2%	5.5%
Timing, Test and Measurement Division	31.4%	31.1%	28.4%
Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	53.2%	51.1%	58.7%
Amortization of purchased technology	1.9%	2.1%	2.3%
Impairment of intangibles	0.6%	—%	—%
Integration and restructuring charges	0.6%	—%	3.4%
Gross profit	43.6%	46.8%	35.7%
Operating expenses:
Research and development	10.0%	8.6%	9.7%
Selling, general and administrative	30.4%	27.7%	26.5%
Amortization of intangibles	0.3%	0.3%	0.5%
Integration and restructuring charges	—%	—%	1.3%
Impairment of goodwill	3.7%	—%	—%
Operating income (loss)	(0.8)%	10.1%	(2.4)%
Gain on equity investments, net	—%	0.2%	—%
Interest income	4.0%	0.8%	0.2%
Interest expense	(2.6)%	(0.4)%	(0.3)%
Income (loss) before income taxes	0.5%	10.7%	(2.5)%
Income tax provision (benefit)	0.1%	1.3%	(1.2)%
Income (loss) from continuing operations	0.4%	9.4%	(1.3)%
Gain from discontinued operations, net of tax	—%	0.1%	—%
Net Income (loss)	0.4%	9.5%	(1.3)%

Fiscal Years Ended June 30, 2006 and 2005

Net revenue

	Year ended
	June 30,		Percentage
	2006	2005	Change
Net Revenue (in thousands):
Wireline Products	$80,635	$83,129	(3.0)%
Wireless/OEM Products	23,893	27,723	(13.8)
Global Services	12,539	9,712	29.1
Specialty Manufacturing/Other	12,100	9,759	24.0
Timing, Test and Measurement Division	59,044	58,824	0.4
Total Net Revenue	$188,211	$189,147	(0.5)%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services sales. Net revenue decreased by $0.9 million or 0.5% to $188.2 million in fiscal 2006 from $189.1 million in fiscal 2005. The decrease in net revenue was attributable to the Wireline products decrease of $2.5 million or 3.0% (primarily due to large initial orders from a customer in fiscal 2005 not repeated in fiscal 2006) and the Wireless/OEM products decrease of $3.8 million or 13.8% (due to a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions, continued overall pricing pressure and implementation of non-CDMA base stations that derive timing from a central office). These revenue decreases were partially offset by a $2.8 million or 29.1% increase in the Global Services segment (primarily due to an increase in total solution sales to customers), the Specialty Manufacturing/Other segment increase of $2.3 million or 24.0% (due to an increase for a major customer to transition future production to another manufacturer in fiscal 2007), and a $0.2 million or 0.4% increase in the Timing, Test and Measurement segment (due primarily to the acquisition of the Agilent’s cesium products partially offset by decline in other products).

Cost of products and services

	Year ended
	June 30,		Percentage
	2006	2005	Change
Cost of Products and Services(in thousands):
Wireline Products	$35,427	$35,848	(1.2)%
Wireless/OEM Products	18,441	19,621	(6.0)
Global Services	6,205	5,547	11.9
Specialty Manufacturing/Other	9,726	8,115	19.9
Timing, Test and Measurement Division	30,354	27,589	10.0
Other cost of sales	5,975	3,899	53.2
Total Cost	$106,128	$100,619	5.5%
Percentage of Revenue	56.4%	53.2%

The cost of products and services, including other cost of sales, increased by $5.5 million or 5.5% during fiscal 2006 compared with fiscal 2005. The cost of products and services for Wireline products decreased by $0.4 million or 1.2%, which was fairly consistent with the revenue decrease of 3.0%. The cost of products and services for Wireless/OEM products decreased by $1.2 million or 6.0%, which was lower than the revenue decrease of 13.8% due to increased costs and lower selling prices. The cost of products and services for Global Services products increased by $0.7 million or 11.9%, which was lower than the revenue increase of 29.1%, due to favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other products increased by $1.6 million or 19.9%, due to higher sales volume and was consistent with the revenue increase of 24.0%. The cost of products and services for Timing, Test and Measurement products increased by $2.8 million or 10.0% due to increased sales volume, but was higher than the revenue increase of 0.4% due to higher period cost.

Other cost of sales increased by $2.1 million or 53.2%, due to that in fiscal 2006, we recorded a non-cash impairment charge of $1.2 million for the write-down of the other intangibles principally related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. For fiscal 2005, there were no corresponding charges for this non-cash item. In addition, during fiscal 2006, there were $1.2 million in integration charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. There were no integration expenses in fiscal 2005.

Per the adoption of SFAS No. 123(R), the cost of products and services included $0.6 million for stock-based compensation expense in fiscal 2006.

Gross Profit

	Year ended
	June 30,		Percentage
	2006	2005	Change
Gross Profit(in thousands):
Wireline Products	$45,208	$47,281	(4.4)%
Wireless/OEM Products	5,452	8,102	(32.7)
Global Services	6,334	4,165	52.1
Specialty Manufacturing/Other	2,374	1,644	44.4
Timing, Test and Measurement Division	28,690	31,235	(8.1)
Other cost of sales	(5,975)	(3,899)	53.2
Total Gross Profit	$82,083	$88,528	(7.3)%
Percentage of Revenue	43.6%	46.8%

In fiscal 2006, gross profit, excluding other cost of sales, decreased $4.4 million, or 4.7%, compared to fiscal 2005. This decrease in total gross profit was greater than the revenue decrease of 0.5%. Gross profit for the Wireline products decreased by $2.1 million or 4.4%, which was fairly consistent with the 3.0% revenue decrease for the same period. Gross profit for the Wireless/OEM products decreased by $2.7 million or 32.7%, which was higher than the revenue decrease of 13.8% due to lower selling prices and increased sales of lower margin products. Gross profit for Global Services increased by $2.2 million or 52.1%, which was higher than the 29.1% revenue increase for the same period due to increased sales of lower cost services. Gross profit for the Specialty Manufacturing/Other products increased by $0.7 million or 44.4%, which was higher than the revenue increase of 24.0% for the same period due to lower manufacturing costs as a result of higher volume. Gross profit for the Timing, Test and Measurement products decreased by $2.5 million or 8.1%, which was lower than the revenue increase of 0.4% for the same period due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005.

Other cost of sales for the fiscal 2006 increased $2.1 million in comparison to fiscal 2005 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM business segment and the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional intangibles. In addition, during fiscal 2006, there were $1.2 million in integration and restructuring charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. There were no integration expenses in fiscal 2005.

Operating Expense

Research and development

	Year ended
	June 30,		Percentage
	2006	2005	Change
Research and development expense (in thousands)	$18,836	$16,286	15.7%
Percentage of Revenue	10.0%	8.6%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $18.8 million during fiscal 2006 compared to $16.3 million for fiscal 2005. The overall increase in the research and development expense was primarily attributable to $0.5 million in stock-based compensation, salary increases, and increased spending in new R&D projects to comply with new EU regulation, RoHS (restriction of the use of certain hazardous substances in electrical and electronic equipment). This regulation bans the placing in the EU market of new electrical and electronic equipment containing more than certain levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants beginning on July 1, 2006.

Selling, general and administrative including amortization of intangibles

	Year ended
	June 30,		Percentage
	2006	2005	Change
Selling, general and administrative including amortization of intangibles(in thousands)	$57,810	$53,052	9.0%
Percentage of Revenue	30.7%	28.0%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and related facility costs and part of the amortization expenses of our intangible assets. These expenses increased by 9.0% to $57.8 million for fiscal 2006 compared to $53.1 million for the corresponding period of fiscal 2005. This $4.8 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $3.6 million and annual merit increases.

Integration and restructuring charges

During fiscal 2006 and 2005, we did not incur any integration and restructuring charges for the operating expenses.

Impairment of goodwill

	Year ended
	June 30,		Percentage
	2006	2005	Change
Impairment of goodwill (in thousands)	6,963	$—	100.0%
Percentage of Revenue	3.7%	—%

In the third quarter of the fiscal 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of goodwill principally related to our wireless business segment purchased in connection with the Datum acquisition in October 2002. For the fiscal year ended June 30, 2005, there were no charges associated with goodwill.

Gain on sale of equity investments

	Year ended
	June 30,		Percentage
	2006	2005	Change
Gain on equity investments (in thousands)	$—	$389	(100.0)%
Percentage of Revenue	—%	0.2%

In fiscal 2006, we did not realize any gains or losses on equity investments. During fiscal 2005, we recorded a gain of $0.4 million from the sale of our investment in Sarantel Ltd., which was expensed in fiscal 2003 as fully impaired.

Interest income

	Year ended
	June 30,		Percentage
	2006	2005	Change
Interest income (in thousands)	$7,478	$1,533	387.8%
Percentage of Revenue	4.0%	0.8%

Interest income increased to $7.5 million in fiscal 2006 compared to $1.5 million in fiscal 2005 due to higher cash investments balance attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

Interest expense

	Year ended
	June 30,		Percentage
	2006	2005	Change
Interest expense (in thousands)	$(4,983)	$(814)	512.2%
Percentage of Revenue	(2.6)%	(0.4)%

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California and interest for our convertible note. Interest expense increased 512.2% to $5.0 million in fiscal 2006 from $0.8 million in fiscal 2005 due primarily to interest expense on the convertible notes, which started accruing at 3.25% on June 15, 2005.

Income tax provision (benefit)

	Year ended
	June 30,		Percentage
	2006	2005	Change
Income tax provision (in thousands)	$150	$2,544	(94.1)%
Percentage of Revenue	0.1%	1.3%

Our income tax provision was $150,000 (effective tax provision rate of 15.5%) in fiscal 2006 compared to an income tax provision $2.5 million (effective tax provision rate of 12.5%) in fiscal 2005. The effective tax rate fluctuated significantly in fiscal 2006 as a result of the write-off of goodwill for $7.0 million, since a substantial portion of the goodwill write-off was not deductible for tax reporting purposes. The increase in tax rate from the write-off of goodwill was offset by our Puerto Rico earnings, since a substantial percentage of our Puerto Rico earnings were taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. Section 936 expired at the end of fiscal 2006.

Gain from discontinued operations, net of tax

	Year ended
	June 30,		Percentage
	2006	2005	Change
Gain from discontinued operations, net of tax (in thousands)	$—	$162	(100.0)%
Percentage of Revenue	—%	0.1%

During fiscal 2006 there was no gain or loss recorded for discontinued operations. During fiscal 2005, we recorded a gain of $162,000 from our discontinued operations, which was attributable to the final payment arising from the sale of software. In June 2003, we discontinued the operation of the Trusted

Time Division as part of our post-acquisition consolidation process. The division was acquired as part of the acquisition of Datum in October 2002. The division has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations.

Net Income

	Year ended
	June 30,		Percentage
	2006	2005	Change
Net income (in thousands)	$819	$17,916	(95.4)%
Percentage of Revenue	0.4%	9.5%

As a result of the factors above, net income was $0.8 million, or $0.02 per basic and diluted share, in fiscal 2006 compared to a net income of $17.9 million, or $0.39 per basic and $0.38 diluted share, in fiscal 2005.

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

Cost of product and services

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

In fiscal 2005, gross profit, excluding other cost of sales, increased $26.9 million, or 43.6%, compared to fiscal 2004. This increase was greater than the revenue increase of 9.4%. Gross profit for the Wireline products increased $12.9 million, or 37.5%, which was higher than the 16.3% revenue increase for the same period due to the improvements mentioned in the cost of product and services commentary. Gross profit for the Wireless/OEM products decreased $0.7 million, or 8.3%, which was lower than the 19.9% revenue decline for the same period due primarily to the 2004 shutdown of the Irvine, California manufacturing facility. Gross profit for Global Services increased $0.7 million, or 19.6%, which was higher than the 16.8% revenue increase for the same period due to an increase in sales of higher margin services. Gross profit for the Specialty Manufacturing/Other products increased $0.3 million, or 20.1%, which was lower than the 2.3% revenue increase for the same period. Gross profit for the Timing, Test and Measurement products increased $7.9 million, or 33.7%, which was higher than the 20.3% revenue increase for the same period due to the savings mentioned in the cost of product and services commentary. In fiscal 2005, gross margin improved $5.9 million for the other cost of sales due to the absence of integration and restructuring charges when compared to the same period of the prior year.

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

Interest income increased to $1.5 million in fiscal 2005 compared to $0.3 million in fiscal 2004 due primarily to higher interest rates and cash levels in fiscal 2005. It was primarily resulted from interest on the proceeds from sale of our $120 million convertible notes, which started accruing on June 15, 2005.

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

Our income tax provision was $2.5 million (effective tax provision rate of 12.5%) in fiscal 2005 compared to an income tax benefit of $2.1 million (effective tax benefit rate of 48.5%) in fiscal 2004. The effective tax rate fluctuated significantly as a result of recognition of deferred tax assets related to Puerto Rico operations and a return to full year profitability in fiscal 2005. Our effective tax rate has also been affected by the percentage of qualified Puerto Rico earnings compared to total earnings, as most of our Puerto Rico earnings are taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from federal income taxes. This exemption is subject to wage-based and other limitations and expired at the end of fiscal 2006.

Gain from discontinued operations, net of tax

	Year ended June 30,		Percentage
	2005	2004	Change
Gain from discontinued operations, net of tax (in thousands)	$162	$13	1,146.2%
Percentage of Revenue	0.1%	0.0%

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

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal 2006 with fiscal 2005, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $51.7 million as of June 30, 2006, compared to $31.0 million as of June 30, 2005. Our backlog, which is shippable within the next six months, was $37.9 million as of June 30, 2006, compared to $20.5 million as of June 30, 2005.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of June 30, 2006, we have approximately $4.4 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.7 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2005. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of June 30, 2006 was comprised of 802 regular employees and 63 temporary employees, compared to 779 regular employees and 51 temporary employees as of June 30, 2005.

Deferred revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.4 million as of June 30, 2006, compared to $0.2 million as of June 30, 2005. Deferred revenue for maintenance contracts was $2.2 million as of June 30, 2006, compared to $1.4 million as of June 30, 2005. Deferred revenue for distributor return allowances was $0.3 million as of June 30, 2006, compared to $0.6 million as of June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, working capital was $221.2 million compared to $223.1 million as of June 30, 2005. Cash and cash equivalents as of June 30, 2006 decreased $23.4 million to $82.2 million from $105.6 million as of June 30, 2005. This decrease was primarily the result of $34.6 million in cash used for investing activities, and $8.3 million in cash used for financing activities, offset by $19.3 million in cash provided by operating activities. Short-term investments increased from $89.5 million as of June 30, 2005 to $106.7 million as of June 30, 2006. This increase resulted primarily from the fact that we invested more in short-term investments during fiscal 2006.

The $19.3 million net cash provided by operating activities in fiscal 2006 was primarily attributable to a net profit of $0.8 million and non-cash expenses related to depreciation and amortization of $10.0 million, impairment of goodwill and intangibles of $8.2 million, and stock-based compensation of $4.6 million, which was partially offset by a $4.0 million increase in accounts receivable and $2.7 million increase in inventory. The increase in accounts receivable was the result of higher sales during the fourth quarter of fiscal 2006 compared to fiscal 2005 and the increase in inventory was the result of discontinuing the contract manufacturing works for our Telecom Solution Division in Puerto Rico manufacturing. The $34.6 million net cash used for investing activities in fiscal 2006 was primarily attributable to $77.7 million in purchases of short-term investments, $9.4 million in purchases of plant and equipment, and $8.0 million cash payment for the acquisition of the Agilent product line, which was partially offset by $60.7 million in maturities of short-term investments. The $8.3 million net cash provided by financing activities was primarily attributable to $1.9 million in proceeds from the issuance of common stock, which was offset by $9.7 million repurchase of common stock and $1.1 million for repayment of long-term obligation.

Our total capital spending commitments outstanding as of June 30, 2006 were $1.3 million. Days sales outstanding in accounts receivable was 59 days as of June 30, 2006, an increase from 58 days as of June 30, 2005, which is attributable to a larger amount of shipments made in the last month of the prior quarter, resulting in lower collections in the last quarter of fiscal 2006.

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

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49. On June 30, 2006, the reported closing bid price of our common stock was $7.07 per share.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the Company to obtain a revolving line of credit up to $10.0 million to be used as working capital. At the beginning of July 2006, we decided to reduce the credit note from $10 million to $3 million. On July 3, 2006, the note was amended accordingly. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of June 30, 2006.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized by the line of credit with Wells Fargo Bank described above. As of June 30, 2006, the bond balance was $2.4 million.

Contractual Obligations

On March 1, 2006 we entered into an Office Lease Agreement, effective as of March 1, 2006, between the Company and China Scientific Equipment Trading Company, for approximately 200 square feet of space in an office building located in Beijing, P.R. China. The lease period will end on February 28, 2008. The leased space serves as an administrative and sales office.

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amends our existing lease for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our corporate office. The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006. The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with SFAS No. 13, Accounting for Leases.

In connection with the Datum acquisition, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate that in its judgment would permit the sale of the bonds at par. The bond is collateralized by a $2.7 million letter of credit issued under our credit facility with Wells Fargo Bank. As of June 30, 2006, the bond balance was $2.4 million.

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements or operating lease agreements. Due to excess capacity on several non-cancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liability for the remainder.

We incur purchase commitments during our normal course of business. As of June 30, 2006, our principal commitments totaled $16.5 million and related primarily to commitments to purchase inventory.

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on a 6.23% discounted rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and who meet the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following table summarizes our contractual cash obligations as of June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Bond payable	$2,405	$70	$140	$140	$2,055
Convertible subordinate notes	120,000	—	—	—	120,000
Capital lease obligations	4,393	1,492	2,901	—	—
Operating leases obligations(1)	35,200	2,255	5,326	8,258	19,361
Purchase obligations	16,525	12,652	3,873	—	—
Post-retirement benefits liabilities	334	42	110	63	119
Lease loss accrual	254	109	103	40	2
Total contractual cash obligations	179,111	16,620	12,453	8,501	141,537
Sublessor agreements	(2,322)	(678)	(968)	(676)	—
Net	$176,789	$15,942	$11,485	$7,825	$141,537

(1)          Operating lease obligation is already net against the lease loss accrual

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006. We are currently in the process of evaluating the effects of this new accounting standard.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2006, we had short-term investments of $106.7 million. These investments in corporate debt securities have maturity dates of greater than three months. Our corporate debt securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2006, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the intercompany balances of $0.2 million with the United Kingdom and $0.6 million with Germany at June 30, 2006, a hypothetical 10% adverse change in sterling or Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances, or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on our business.

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

Item 8.                        Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Fiscal Year 2006
Net revenue	$44,267	$47,909	$45,538	$50,497	$188,211
Gross profit	20,391	21,713	17,972	22,007	82,083
Operating income (loss)	1,491	3,134	(7,733)	1,582	(1,526)
Income (loss) from operations before income taxes	1,808	3,637	(7,002)	2,526	969
Net income (loss)	1,373	2,655	(5,187)	1,978	819
Basic net earnings (loss) per share	0.03	0.06	(0.11)	0.04	0.02
Diluted earnings per share from continuing operations	0.03	0.06	(0.11)	0.04	0.02
Diluted net earnings (loss) per share	0.03	0.06	(0.11)	0.04	0.02
Fiscal Year 2005
Net revenue	$51,958	$47,964	$43,815	$45,410	$189,147
Gross profit	23,318	22,879	20,759	21,572	88,528
Operating income	5,843	6,374	3,441	3,532	19,190
Income from continuing operations before income taxes	5,854	6,465	3,702	4,277	20,298
Income from continuing operations	4,485	4,583	2,819	5,867	17,754
Gain on discontinued operations	—	162	—	—	162
Net income	4,485	4,745	2,819	5,867	17,916
Basic earnings per share from continuing operations	0.10	0.10	0.06	0.13	0.39
Basic earnings per share from discontinued operations	—	—	—	—	—
Basic net earnings per share	0.10	0.10	0.06	0.13	0.39
Diluted earnings per share from continuing operations	0.10	0.10	0.06	0.12	0.38
Diluted earnings per share from discontinued operations	—	—	—	—	—
Diluted net earnings per share	0.10	0.10	0.06	0.12	0.38

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and its subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule included in Item 15 Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective July 1, 2005, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 12, 2006

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$82,193	$105,635
Short-term investments	106,696	89,514
Total cash and investments	188,889	195,149
Accounts receivable, net of allowance for doubtful accounts of $888 and $874	33,015	29,049
Inventories	30,717	26,698
Prepaids and other current assets	10,240	10,827
Total current assets	262,861	261,723
Property, plant and equipment, net	26,553	23,063
Goodwill	45,899	49,248
Other intangible assets, net	8,200	10,272
Deferred taxes and other assets	48,405	47,365
Note receivable from employee	500	500
Total assets	$392,418	$392,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,359	$12,684
Accrued compensation	10,352	9,062
Accrued warranty	3,547	3,338
Other accrued liabilities	13,074	12,416
Current maturities of long-term obligations	1,286	1,110
Total current liabilities	41,618	38,610
Long-term obligations	125,620	126,967
Deferred income taxes	619	419
Total liabilities	167,857	165,996
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 47,662 shares issued and 45,743 outstanding in 2006; 47,076 shares issued and 46,329 outstanding in 2005	181,696	184,292
Accumulated other comprehensive income	263	100
Retained earnings	42,602	41,783
Total stockholders’ equity	224,561	226,175
Total liabilities and stockholders’ equity	$392,418	$392,171

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended June 30,
	2006	2005	2004
Net revenue	$188,211	$189,147	$172,847
Cost of products and services	100,154	96,720	101,410
Amortization of purchased technology	3,622	3,899	3,911
Impairment of intangibles	1,198	—	—
Integration and restructuring charges	1,154	—	5,862
Gross profit	82,083	88,528	61,664
Operating expenses:
Research and development	18,836	16,286	16,772
Selling, general and administrative	57,288	52,439	45,825
Amortization of intangibles	522	613	838
Integration and restructuring charges	—	—	2,325
Impairment of goodwill	6,963	—	—
Operating income (loss)	(1,526)	19,190	(4,096)
Gain on equity investments, net	—	389	—
Interest income	7,478	1,533	308
Interest expense	(4,983)	(814)	(585)
Income (loss) before income taxes and discontinued operations	969	20,298	(4,373)
Income tax provision (benefit)	150	2,544	(2,123)
Income (loss) from continuing operations	819	17,754	(2,250)
Gain from discontinued operations, net of tax.	—	162	13
Net income (loss)	$819	$17,916	$(2,237)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.02	$0.39	$(0.05)
Earnings from discontinued operations	—	—	—
Net earnings (loss)	$0.02	$0.39	$(0.05)
Weighted average shares outstanding—basic	45,913	45,532	43,691
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.02	$0.38	$(0.05)
Earnings from discontinued operations	—	—	—
Net earnings (loss)	$0.02	$0.38	$(0.05)
Weighted average shares outstanding—diluted	46,791	46,936	43,691

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

				Accumulated	(1)		Total
			Stockholder	Other	Deferred		Stock-	Total
	Common Stock		Note	Comprehensive	Stock-based	Retained	holders’	Comprehensive
	Shares	Amount	Receivable	Income (loss)	Compensation	Earnings	Equity	Income (loss)
Balance at June 30, 2003	42,491	$159,194	$(555)	$(178)	$(1,133)	$26,104	$183,432	$(49,377)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,805	7,568	—	—	—	—	7,568	—
Employee stock purchase plan	98	321	—	—	—	—	321	—
Warrants exercised	487	2,013	—	—	—	—	2,013	—
Restricted stock issued	34	237	—	—	(237)	—	—	—
Stock option income tax benefit	—	4,960	—	—	—	—	4,960	—
Amortization of deferred compensation	—	—	—	—	250	—	250	—
Comprehensive income:
Loss from continuing operations	—	—	—	—	—	(2,250)	(2,250)	(2,250)
Gain from discontinued operations, net of tax of $7	—	—	—	—	—	13	13	13
Unrealized gain on short-term investments, net of taxes	—	—	—	265	—	—	265	265
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	(88)	—	—	(88)	(88)
Balance at June 30, 2004	44,915	174,293	(555)	(1)	(1,120)	23,867	196,484	(2,060)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,619	8,012	—	—	—	—	8,012	—
Reinstated stock option	—	919	—	—	—	—	919	—
Repurchase of common stock	(186)	(1,833)	—	—	—	—	(1,833)	—
Restricted stock canceled	(19)	(120)	—	—	84	—	(36)	—
Stock option income tax benefit	—	3,021	—	—	—	—	3,021	—
Amortization of deferred compensation	—	—	—	—	1,036	—	1,036	—
Loan payment	—		555				555	—
Comprehensive income:
Income from continuing operations	—	—	—	—	—	17,754	17,754	17,754
Gain from discontinued operations, net of tax of $93	—	—	—	—	—	162	162	162
Unrealized gain on short-term investments, net of taxes	—	—	—	84	—	—	84	84
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	17	—	—	17	17
Balance at June 30, 2005	46,329	184,292	—	100	—	41,783	226,175	18,017
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	402	1,904	—	—	—	—	1,904	—
Restricted stock issued	220	—	—	—	—	—	—	—
Repurchase of common stock	(1,172)	(9,712)	—	—	—	—	(9,712)	—
Restricted stock canceled	(36)	—	—	—	—	—	—	—
Stock option income tax benefit	—	592	—	—	—	—	592	—
Stock-based compensation	—	4,620	—	—	—	—	4,620	—
Comprehensive income:
Net income.	—	—	—	—	—	819	819	819
Unrealized gain on short-term investments, net of taxes	—	—	—	67	—	—	67	67
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	96	—	—	96	96
Balance at June 30, 2006	45,743	$181,696	$—	$263	$—	$42,602	$224,561	$982

(1)          Following the adoption of SFAS 123R in fiscal 2006, amounts that would previously have been recorded in this column are now included within Common Stock.

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$819	$17,916	$(2,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangibles	8,161	—	—
Gain from disposal of discontinued operations	—	(162)	—
Depreciation and amortization	9,966	11,303	11,646
Deferred income taxes	(1,693)	(3,368)	(6,540)
Gain on sale of equity investments	—	(389)	—
Loss on disposal of fixed assets	211	202	—
Gain on post-retirement benefit obligation	(65)	(118)	—
Stock-based compensation	4,620	1,001	250
Non-cash compensation	—	919	—
Stock option income tax benefit	—	3,021	4,960
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,966)	(108)	(5,165)
Inventories	(2,662)	1,179	1,165
Prepaids and other assets	1,579	(378)	590
Accounts payable	675	(2,688)	3,126
Accrued compensation	1,265	(599)	(2,530)
Other accrued liabilities	429	(555)	1,409
Net cash provided by operating activities	19,339	27,176	6,674
Cash flows from investing activities:
Change in restricted cash	—	—	3,396
Acquisition and related costs, net of cash acquired	(8,032)	—	—
Purchases of short-term investments	(77,726)	(83,478)	(19,565)
Maturities of short-term investments	60,650	7,460	7,167
Purchases of plant and equipment	(9,443)	(3,074)	(3,897)
Proceeds from sale of assets	—	1,585	—
Net cash used for investing activities	(34,551)	(77,507)	(12,899)
Cash flows from financing activities:
Repayment of long-term obligations	(1,110)	(1,148)	(1,660)
Proceeds from issuance of common stock	1,904	8,011	9,902
Proceeds from repayment of employee note	—	555	—
Proceeds from convertible notes	—	116,151	—
Stock option income tax benefit	592	—	—
Repurchase of common stock	(9,712)	(1,833)	—
Net cash provided by (used for) financing activities	(8,326)	121,736	8,242
Effect of exchange rate changes in cash	96	17	(88)
Net increase (decrease) in cash and cash equivalents	(23,442)	71,422	1,929
Cash and cash equivalents at beginning of year	105,635	34,213	32,284
Cash and cash equivalents at end of year	$82,193	$105,635	$34,213
Non-cash investing and financing activities:
Unrealized loss on securities, net	$67	$84	$265
Cash payments for:
Interest	$5,073	$544	$585
Income taxes	1,173	1,427	367

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Business

Symmetricom, Inc., incorporated in the state of Delaware, is a leading supplier of precise timing standards to industry, government, utilities, research centers, and aerospace markets. Products and services include network synchronization systems and timing elements used by network operators and users, broadband access devices for business and residential applications, and professional services. Such products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and broadband communications networks enabling our customers to increase the efficiency of their networks in today’s evolving communications environment.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom”, “we”, “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Symmetricom, for presentation purposes, presents each fiscal year as if it ended on June 30. However, our fiscal year ends on the Sunday closest to June 30. Fiscal year 2006 ended on July 2, 2006. All references to years refer to our fiscal years. Fiscal 2006, 2005 and 2004 consisted of 52, 53 and 52 weeks, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable equity securities are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

		Gross Unrealized
	Amortized Cost	Gains (losses)	Fair Value
		(In thousands)
June 30, 2006
Commercial paper	$170,718	$107	$170,825
Less amounts classified as cash equivalents	(66,859)	—	(66,859)
Deferred compensation plan assets	2,770	(40)	2,730
Total short term investments	$106,629	$67	$106,696
June 30, 2005
Commercial paper	$177,313	$(27)	$177,286
Less amounts classified as cash equivalents	(89,726)	—	(89,726)
Deferred compensation plan assets	1,843	111	1,954
Total short term investments	$89,430	$84	$89,514

Fair Values of Financial Instruments

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations, accounts payable, notes payable, and bonds payable, approximate their carrying amount. The short-term investments in equity instruments are carried at market value. The recorded amount of our capital lease obligation approximates the estimated fair value based on an analysis of the present value of future lease payments.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes mitigate potential credit risks. However, we still have significant credit risks as our customers currently tend to consolidate by mergers or acquisitions, which would impact their ability to pay.

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

	June 30,
	2006	2005
	(In thousands)
Raw materials	$15,354	$12,207
Work-in-process	9,043	9,089
Finished goods	6,320	5,402
Inventories	$30,717	$26,698

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 - 15 years, or life of lease if shorter
Machinery, equipment and computer software	3 - 7 years

Property, plant and equipment consists of the following:

	June 30,
	2006	2005
	(In thousands)
Property, plant and equipment:
Land	$200	$200
Buildings and improvements	14,672	14,551
Machinery and equipment	28,913	34,713
Computer software	8,486	7,441
Leasehold improvements	15,777	10,025
	68,048	66,930
Accumulated depreciation and amortization	(41,495)	(43,867)
	$26,553	$23,063

Building and improvements includes $9,007,000 of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. As of June 30, 2006 and 2005 accumulated amortization for this facility totaled $6,854,000 and $6,089,000, respectively.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accumulated other comprehensive income (loss), consists of the following:

	June 30,
	2006	2005	2004
	(in thousands)
Foreign currency translation adjustments, net of taxes	$246	$150	$133
Unrealized loss on investments, net of taxes	17	(50)	(134)
Total accumulated other comprehensive income (loss)	$263	$100	$(1)

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

The functional currency of each of our international subsidiaries in the United Kingdom, China, and Hong Kong is the U.S. dollar, while in Germany, it is the Euro.

For our subsidiaries in which the U.S. Dollar is the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates, except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts, which are translated using historical exchange rates. Net gains (losses) from these foreign exchange transactions have not been material to our operating results for any of the periods presented.

For our subsidiary in Germany, foreign currency denominated assets and liabilities are translated at the year-end exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of our customers and do not require collateral from our customers. For many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.6 million as of June 30, 2006 and 2005. All of unbilled receivables as of June 30, 2006 are expected to be collected in fiscal 2007. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Stock-Based Compensation

Prior to fiscal 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options or stock awards that were subject to an exchange offer, other modifications or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense related to the unvested portion of the awards was reversed as an offset to operating expenses.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of fiscal 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

SFAS No. 123(R) resulted in stock-based compensation expense of $4.6 million for the fiscal year ended June 30, 2006, which includes the net cumulative impact of 5.94% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.

At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $4.3 million, net of estimated forfeitures of $0.6 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF Issue No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no excess tax benefits resulting from the exercise of stock-based compensation deductions reported for financial reporting purposes for the fiscal period ended June 30, 2006.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the reported amounts for the fiscal period ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Year ended
	June 30, 2006
	As	SFAS 123R
	Reported	Adjustments
	(In thousands, except per share amounts)
Income (loss) from operations	$(1,526)	$(4,620)
Income (loss) before income taxes	$969	(4,620)
Net Income (loss)	819	$(2,911)
Basic earnings per share
Earnings (loss)	$0.02	$(0.06)
Diluted earnings per share
Earnings (loss)	$0.02	$(0.06)

Year ended
June 30, 2006
(In thousands)
SFAS 123(R) adjustments:
Cost of products and services	$564
Research and development	481
Selling, general and administrative	3,575
$4,620

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2004 and fiscal 2005, prior to the adoption of SFAS 123(R), the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounted for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issue to Employees,” and its related interpretation. Accordingly, we recognized no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognized compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized using the accelerated method over the option vesting periods, the Company’s net income (loss) for the years ended June 30, 2005 and 2004, would have been decreased (increased) to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$17,916	$(2,237)
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net income (loss), net of related tax effects	620	154
Less: Stock-based employee compensation expense determined under fair value based method for all awards (including the restricted stock), net of related tax effects	(6,131)	(2,130)
Pro forma net income (loss)	$12,405	$(4,213)
Earnings (loss) per share—basic:
As reported	$0.39	$(0.05)
Pro forma	$0.27	$(0.10)
Earnings (loss) per share—diluted:
As reported	$0.38	$(0.05)
Pro forma	$0.26	$(0.10)

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, warrants, and restricted stock using the treasury method, except when antidilutive.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended June 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$819	$17,754	$(2,250)
Gain from discontinued operations	—	162	13
Net income (loss)	$819	$17,916	$(2,237)
Shares (Denominator):
Weighted average common shares outstanding	46,080	45,654	43,691
Weighted average common shares outstanding subject to repurchase	(167)	(122)	—
Weighted average shares outstanding—basic	45,913	45,532	43,691
Weighted average dilutive share equivalents from stock options and warrants	824	1,282	—
Weighted average common shares dilutive subject to repurchase	54	122	—
Weighted average shares outstanding—diluted	46,791	46,936	43,691
Net earnings (loss) per share—basic	$0.02	$0.39	$(0.05)
Net earnings (loss) per share—diluted	$0.02	$0.38	$(0.05)

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Stock options and warrants	2,231	1,861	5,789
Common shares subject to repurchase	1	—	267
Total shares of common stock excluded from diluted net earnings (loss) per share calculation	2,232	1,861	6,056

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the contingent convertible notes were included in our diluted earnings per share as of June 30, 2006.

Note B—Acquisitions

Acquisition of Agilent’s cesium product line assets

On August 1, 2005, the Company completed the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. This acquisition is expected to enhance the Company’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes throughout the world and to further the Company’s leadership in generating high-precision frequency and timing references including rubidium oscillators, cesium clocks and hydrogen masers. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed, based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

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

Note C—Discontinued Operations

During fiscal 2006 there was no gain or loss recorded for discontinued operations. During fiscal 2005 and 2004, we recognized gains of $162,000 and $13,000, respectively, for final payment for sale of software related to the Trusted Time Division, which was discontinued during fiscal 2003.

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

Note D—Other Accrued Liabilities

Other accrued liabilities consists of the following:

	June 30,
	2006	2005
	(In thousands)
Other accrued liabilities:
Income taxes payable	$4,529	$4,408
Deferred revenue	3,198	2,847
Accrued expenses	5,238	4,494
Accrued lease loss	109	667
Total	$13,074	$12,416

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Post-Retirement Benefit Obligations

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on 6.23% discount rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following sets forth the Company’s post-retirement program’s status reconciled with amounts reported in the consolidated balance sheet (in thousands):

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Beginning balance accumulated post-retirement benefit obligations	$415	$555	$559
Service cost	—	—	—
Interest cost	26	28	34
Actuarial gain	(65)	(123)	25
Benefit payments	(42)	(45)	(63)
Ending balance accumulated postretirement benefit obligations	$334	$415	$555

Net periodic post-retirement benefit cost includes the following components:

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Service cost	$—	$—	$—
Interest cost	26	28	34
Net periodic post-retirement expense	$26	$28	$34

The Company’s contribution to the plan is fixed for each eligible retiree. Therefore, fluctuations in health care costs have no effect on the Company’s liability. Upon the demise of the eligible retiree, the coverage for the spouse of the retiree is terminated.

Note F—Warranties

Changes in our accrued warranty liability during fiscal 2006, 2005 and 2004 are as follows:

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$3,338	$3,194	$4,021
Provision for warranty for the year	2,886	2,546	2,059
Adjustment for expired warranties year	—	—	(23)
Less: Actual warranty costs	(2,677)	(2,402)	(2,863)
Ending balance	$3,547	$3,338	$3,194

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Lease Commitments

In March 2006, we entered into an office lease agreement, effective April 15, 2006 to December 31, 2009, for approximately 21,065 square feet of space in an office building located in Austin, Texas. The leased space is for offices.

In November 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amends our existing lease for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our corporate office. The amendment extends the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006. The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with SFAS No. 13, Accounting for Leases.

Lease loss liabilities were created as a result of discontinuing operations and consolidations. As of June 30, 2006, and 2005 the accrued lease loss liabilities were approximately $300,000 and $946,000, respectively.

In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $1.7 million in 2006, $1.4 million in 2005 and $1.9 million in 2004. Future minimum lease payments, net of sublease income at June 30, 2006 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the fiscal year:
2007	$1,492	$1,796
2008	1,576	2,300
2009	1,325	2,264
2010	—	3,435
2011	—	4,228
Thereafter	—	19,365
Total minimum lease payments	4,393	$33,388
Amount representing interest (weighted average rate of 8.5%)	(480)
Present value of total minimum lease payments	3,913
Current portion	(1,216)
Capital lease obligation, net of current portion	$2,697

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the years ended June 30, 2006 and 2005 are as follows for the different segments of Symmetricom (see Note B):

			Timing, Test
			and
	Wireline	Wireless/OEM	Measurement	Total
	(In thousands)
Balances as of June 30, 2004	$27,917	$6,963	$14,368	$49,248
Adjustments	—	—	—	—
Balances as of June 30, 2005	$27,917	$6,963	$14,368	$49,248
Addition (see Note B)	—	—	3,614	3,614
Impairment of goodwill	—	(6,963)	—	(6,963)
Balances as of June 30, 2006	$27,917	$—	$17,982	$45,899

In the third quarter of the fiscal 2006, we recorded a non-cash impairment charge of approximately $7.0 million for the write-down of the goodwill related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. The impairment charge reflects changing business conditions in the wireless segment surrounding product pricing, gross margins, new product acceptance and the increasingly prevalent use of wireless technologies that do not require a frequency reference at the cell site, but receive the required synchronization references from central office. Our accounting policy is to perform impairment tests in accordance with the SFAS No.142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances, for each reporting unit using a discounted cash flow valuation method. During the third quarter of fiscal 2006, there was an impairment indicator and we performed a goodwill impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement.

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

The provisions of SFAS No. 142 also require an annual goodwill impairment test, and more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 requires an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. An internal evaluation identified the need to record an impairment loss for the Wireless/OEM segment in the third quarter of

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2006 using a discounted cash flow valuation method. We performed our most recent annual goodwill impairment test as of June 2006 and no impairment losses were recorded based on these evaluations.

In the third quarter of fiscal 2006, we recorded a non-cash impairment charge of approximately $1.2 million for the write-down of the other intangibles related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. During the third quarter of fiscal 2006, there was an impairment indicator and we performed an intangible impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement. There were no charges associated with the intangible assets in fiscal 2005 and 2004.

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 30, 2006 and 2005 consist of:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Intangible Assets
	(in thousands)
Purchased technology	$23,768	$14,557	$9,211
Customer lists, trademarks, other	3,730	2,669	1,061
Total as of June 30, 2005	$27,498	$17,226	$10,272
Purchased technology	$22,671	$15,515	$7,156
Customer lists, trademarks, other	3,973	2,929	1,044
Total as of June 30, 2006	$26,644	$18,444	$8,200

Fiscal year:	(in thousands)
2007	$2,322
2008	1,427
2009	1,294
2010	1,011
2011	796
Thereafter	1,350
Total amortization	$8,200

The estimated future amortization expense is as follows:

Intangible asset amortization expense for fiscal 2006, 2005 and 2004 was approximately $4.1 million, $4.5 million and $4.7 million, respectively.

Increases in the other intangible assets during fiscal 2006 primarily resulted from the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which included $2.6 million in purchased technology, $0.2 million in backlog and $0.5 million in customer relationships. The $0.2 million in backlog was fully amortized in the first quarter of fiscal 2006.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$767	$1,375	$(1,178)
State	(45)	267	283
Puerto Rico	445	847	288
Foreign	47	635	65
	1,214	3,124	(542)
Deferred:
Federal	(881)	(447)	(1,445)
State	(383)	196	(147)
Puerto Rico	200	(345)	—
Foreign	—	16	11
	(1,064)	(580)	(1,581)
Total provision (benefit)	$150	$2,544	$(2,123)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended June 30,
	2006	2005	2004
Federal statutory income tax (benefit) expense rate	35.0%	35.0%	(35.0)%
Federal tax benefit of Puerto Rico operations	(198.0)	(26.5)	(28.0)
Puerto Rico taxes	67.0	2.5	6.6
State income taxes, net of federal benefit	(50.0)	2.1	2.9
Goodwill	167.0	—	2.2
Other	(5.5)	(0.6)	2.8
Effective income tax rate	15.5%	12.5%	(48.5)%

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal components of deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,292	$23,458
Tax credit carryforwards	11,621	11,202
Reserves and accruals	6,759	6,312
Depreciation and amortization	12,719	11,517
	54,391	52,489
Valuation allowance	(2,822)	(2,822)
Total deferred tax assets	51,569	49,667
Deferred tax liabilities:
Unremitted Puerto Rico earnings	1,177	929
	1,177	929
Net deferred tax assets	$50,392	$48,738

The increase of net deferred tax assets of $1.7 million during fiscal 2006 includes the deferred tax provision on continuing operations shown above of $1.1 million plus $0.6 million of deferred tax assets related to the recognition of stock option benefits.

Net deferred tax assets are comprised of the following:

	June 30,
	2006	2005
	(In thousands)
Current assets	$6,759	$6,312
Non-current assets	44,252	42,845
Non-current liabilities	(619)	(419)
Net deferred tax assets	$50,392	$48,738

As of June 30, 2006, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $66.0 million, which will expire in years 2021 through 2025. We had California regular net operating loss carryforwards of approximately $15.9 million, which will expire in years 2013 through 2015.

Also, we had federal research and development tax credit carryforwards of approximately $5.8 million that will expire in the years 2008 through 2025, and alternative minimum tax credit carryforwards of approximately $3.5 million that have no expiration date. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $2.1 million, which have no expiration date.

During fiscal 2006, we reviewed the realizability of deferred tax assets and determined that $0.6 million of the deferred tax assets related to stock option exercises were more likely than not to be realized. Accordingly, we recognized these deferred tax assets with a corresponding increase to common stock. We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 30, 2006, the valuation allowance of $2.8 million was attributable to the tax benefit of potentially

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision.

We operate a subsidiary in Puerto Rico under a grant providing for a partial exemption from Puerto Rico taxes through fiscal 2016. In addition, this subsidiary was taxed under Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico source earnings, subject to wage-based and other limitations, from federal income taxes through fiscal 2006. Taxes have been calculated on this subsidiary’s earnings, all of which we intend to remit to the U.S. As of June 30, 2006, the total unremitted earnings of the Puerto Rico subsidiary and the related tax liability were approximately $46.0 million and $1.1 million, respectively.

On July 10,2006, our Puerto Rico subsidiary, formerly electing the benefits of section 936, distributed $41.0 million as a dividend to its parent Symmetricom, Inc. On July 11, 2006, this Puerto Rico subsidiary moved its place of incorporation from Delaware to Bermuda in a tax-free reorganization. Consistent with a resolution approved by the Symmetricom board of directors, this subsidiary has elected to indefinitely reinvest its future profits outside the United States and not repatriate future earnings to its parent Symmetricom, Inc.

Note J—Contingencies

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediate an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of June 30, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note K—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note. The entire principal balance is due and payable on March 25, 2008. The note is secured by a deed of trust for the officer’s personal residence. As of June 30, 2006, the entire principal balance is outstanding.

In February 2001, we loaned an officer $555,000 in the form of a full-recourse promissory note. The note accrued interest at an annual rate of 7.75%. On December 2004, the entire principal balance was paid.

During fiscal 2006, 2005 and 2004, we paid a total of $7,500, $12,500 and $9,000, respectively, for consulting fees to four directors of Symmetricom in addition to their regular director compensation for attendance at Board and Committee meetings.

During fiscal 2006, we sold products and services to Arris Group for a total of approximately $175,000, and acquired equipment for approximately $2,000. The CEO of Arris Group, Mr. Robert Stanzione, is a director of the Company.

Note L—Long Term Obligations

	June 30,
	2006	2005
	(In thousands)
Long-term obligations:
Capital lease	$3,913	$4,953
Less—current maturities	(1,216)	(1,040)
Lease loss accrual	145	279
Lease accrual	151	—
Bond payable	2,405	2,475
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits (Note E), net	292	370
Total	$125,620	$126,967

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

Holders may convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49. On June 30, 2006, the reported closing bid price of our common stock was $7.07 per share.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow the Company to obtain a revolving line of credit up to $10.0 million to be used as working capital. At the beginning of July 2006, the Company decided to reduce the credit note from $10 million to $3 million. The line of credit contains certain financial covenants and restrictions. The new line of credit expires on November 1, 2006. No borrowings were outstanding as of June 30, 2006.

On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum’s behalf to finance the expansion of Datum’s manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent establishes the interest rate for each rate period at the lowest rate that in its judgment would permit the sale of the bonds at par value. The bond is collateralized

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the line of credit with Wells Fargo Bank described above. As of June 30, 2006, the bond balance was $2.4 million.

Note M—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of the Company’s common stock. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.5 million, $0.7 million and $0.4 million in fiscal 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2006, 2005, and 2004.

Note N—Stockholders’ Equity

Stock Option Plans

The Company has several equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of the Company’s common stock and restricted stock. One of these plans was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. In addition, non-employee directors have previously been granted options each January to purchase 10,000 shares of Symmetricom’s common stock or a pro rata share based on the time served by a new director in the previous calendar year. All options have been granted at the fair market value of our common stock on the date of grant and, except with respect to grants made with the changes described below, expire no later than ten years from the date of grant. Options generally vest over three years.

Effective January 1, 2007, each non-employee director will receive an annual non-statutory stock option grant to purchase 7,500 shares of Symmetricom’s common stock and a grant of 3,750 shares of restricted stock, each with 100% vesting at the end of one year or upon the occurrence of a change of control. This automatic grant of options and restricted stock replaces the automatic annual grant of 10,000 options to purchase common stock that was previously in place for continuing non-employee directors. In addition, upon joining the Board of Directors, each non-employee director will receive a one-time grant of a non-statutory stock option to purchase 20,000 shares of the Company’s common stock.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective August 4, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans. In addition, effective December 28, 2005, the Symmetricom Board approved a change in the terms for stock options granted on and after December 28, 2005 to non-employee directors. These amendments provide that the life of a stock option made under these plans is now 5 years instead of 10 years. Vesting terms are generally unchanged. The Company’s right to repurchase restricted shares generally lapses over the same term as the vesting period applicable to the Company’s stock options.

Stock option activity for the three years ended June 30, 2006 is as follows:

		Options Outstanding
	Shares		Weighted
	Available	Number of	Average
	For Grant	Shares	Exercise Price
	(In thousands, except per share amounts)
Balances at June 30, 2003	3,758	6,294	$4.90
Granted*	(952)	918	9.44
Exercised	—	(1,805)	4.20
Canceled	417	(417)	6.17
Expired	(186)	—	—
Balances at June 30, 2004	3,037	4,990	5.88
Granted	(1,259)	1,259	8.04
Exercised	—	(1,619)	4.95
Canceled	305	(305)	6.70
Expired	(69)	—	—
Balances at June 30, 2005	2,014	4,325	6.81
Granted*	(959)	739	9.03
Exercised	—	(402)	4.74
Canceled	263	(263)	9.30
Expired	(1)	—	—
Balances at June 30, 2006	1,317	4,399	$7.22

*                    included restricted award

The total number of in-the-money options outstanding and exercisable as of June 30, 2006 was as follows:

		Weighted
		Average
		Remaining	Weighted	6/30/2006	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Outstanding at June 30, 2006	1,578	4.01	$4.60	$7.07	$2.47	$3,897
Exercisable at June 30, 2006	1,568	3.99	$4.59	$7.07	$2.48	$3,888

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of June 30, 2006, based on the Company’s common stock closing price of $7.07 on

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2006, 2005 and 2004, the number of shares and weighted average exercise prices of exercisable options were 1,567,540 at $4.59, 2,387,119 at $5.75 and 3,112,002 at $5.26, respectively.

There were 2,361,169 shares of common stock subject to in-the-money options exercisable as of June 30, 2005, based on the Company’s closing stock price of $10.37 at the end of the fiscal year ended June 30, 2005.

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005, and 2004, was $1.6 million, $8.4 million, and $7.2 million, respectively.

The weighted average grant-date fair value of options granted was $3.67 in 2006, $5.11 in 2005 and $6.07 in 2004. Our calculations were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2006, 2005 and 2004:

	Stock Option Plans
	2006	2005	2004
Expected life after vesting (in years)	0.9	1.6	2.3
Expected dividends	—	—	—
Risk-free interest rate	4.6%	4.2%	3.6%
Volatility	57.3%	77.1%	82.2%

Prior to June 30, 2005, the Company used its historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options, the Company reevaluated the volatility assumptions used to estimate the value of employee stock options granted in fiscal 2006. Management determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

Restricted Stock Awards

Our restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock with certain designated prices or at no cost on a time or performance basis. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us following the awardees’ termination of service. The restricted stock awards typically vest on the first, second or third anniversary of the grant date or on a graded vesting schedule over the designated service period with certain conditions and restrictions. A summary of our unvested restricted stock awards as of June 30, 2006 and changes during the fiscal period then ended are presented below.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the activity for our restricted stock awards during fiscal 2006, 2005 and 2004:

	Restricted Stock Awards Outstanding
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(In thousands)
Nonvested balance at June 30, 2003	256	$4.50
Granted	34	6.98
Vested	(4)	2.62
Forfeited	—	—
Nonvested at June 30, 2004	286	$4.82
Granted	—	—
Vested	(145)	4.79
Forfeited	(19)	6.29
Nonvested at June 30, 2005	122	$4.63
Granted	220	9.31
Vested	(122)	4.63
Forfeited	(36)	9.42
Nonvested at June 30, 2006	184	$9.28

The intrinsic value of a stock-based award is the amount by which its market value exceeds its exercise price. The intrinsic value of restricted awards granted during fiscal 2006, 2005 and 2004 were $2.0 million, $0 and $0.2 million, respectively. Amortization of stock compensation expenses for the restricted awards were $0.7 million, $1.0 million and $0.3 million for fiscal 2006, 2005 and 2004, respectively.

Stock Repurchase Program

On August 11, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized, of which approximately 0.6 million shares remained available for repurchase as of June 30, 2005. As of June 30, 2006, approximately 1.4 million shares remained eligible for repurchase. There were approximately 45.7 million shares of Symmetricom common stock outstanding as of June 30, 2006.

During fiscal 2006, we repurchased 1.2 million shares for an aggregate price of approximately $9.7 million. Upon termination of some employees, 35,500 shares of restricted stock were forfeited pursuant to existing agreements.

Preferred Stock

We have 500,000 shares of $0.0001 par value preferred stock authorized, of which 200,000 shares have been reserved for issuance in connection with our preferred stock rights plan. The right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at a price of $72.82.The rights were distributed at the rate of one right for each share of common stock as a

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-taxable dividend and will expire August 2011. The rights will be exercisable only in the event that a person or group acquires 15% or more of our outstanding common stock.

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

The options exchanged for restricted stock resulted in a deferred compensation charge of $1.1 million. This deferred charge was reflected on our consolidated financial statements as of June 30, 2004 and was initially amortized over the five-year vesting period of the restricted stock. However, the achievement of certain financial results during fiscal 2005 accelerated the vesting of the restricted stock, and we recorded a charge for all remaining deferred compensation.

Note O—Business Segment Information

The Company is organized into five reportable segments. There are four reportable segments within the Telecom Solutions Division: Wireline Products, Wireless/OEM Products, Global Services and Specialty Manufacturing/Other. The fifth reportable segment is the Timing, Test and Measurement Division. Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks, was reported as a segment in prior periods and now is included in Wireless/OEM Products due to changes in the management reporting structure. Through our Global Services division, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation. Transmission Products and Contract Manufacturing were reported as segments in prior periods, and are now included in Specialty Manufacturing/Other within the Telecom Solutions Division.

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

	Year Ended June 30,
	2006	2005	2004
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$80,635	$83,129	$71,467
Wireless/OEM Products	23,893	27,723	34,617
Global Services	12,539	9,712	8,315
Specialty Manufacturing/Other	12,100	9,759	9,537
Timing, Test and Measurement Division	59,044	58,824	48,911
Total net revenue	188,211	189,147	172,847
Cost of sales:
Telecom Solutions Division:
Wireline Products	35,427	35,848	37,084
Wireless/OEM Products	18,441	19,621	25,781
Global Services	6,205	5,547	4,832
Specialty Manufacturing/Other	9,726	8,115	8,168
Timing, Test and Measurement Division	30,354	27,589	25,545
Other cost of sales*	5,975	3,899	9,773
Total cost of sales	106,128	100,619	111,183
Gross profit:
Telecom Solutions Division:
Wireline Products	45,208	47,281	34,383
Wireless/OEM Products	5,452	8,102	8,836
Global Services	6,334	4,165	3,483
Specialty Manufacturing/Other	2,374	1,644	1,369
Timing, Test and Measurement Division	28,690	31,235	23,366
Other cost of sales*	(5,975)	(3,899)	(9,773)
Total gross profit	$82,083	$88,528	$61,664
Gross margin:
Telecom Solutions Division:
Wireline Products	56.1%	56.9%	48.1%
Wireless/OEM Products	22.8%	29.2%	25.5%
Global Services	50.5%	42.9%	41.9%
Specialty Manufacturing/Other	19.6%	16.8%	14.4%
Timing, Test and Measurement Division	48.6%	53.1%	47.8%
Other cost of sales as percentage of total revenue*	(3.2)%	(2.1)%	(5.7)%
Total gross margin	43.6%	46.8%	35.7%

*       Includes amortization of purchased technology, impairment of intangibles and applicable integration, and restructuring charges.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our export sales accounted for 29.5%, 35.0%, and 32.0%, of our net revenue in fiscal 2006, 2005, and 2004, respectively. The geographical components of revenue are as follows:

	Year ended June 30,
	2006	2005	2004
United States	70%	65%	68%
International:
Asia	10%	11%	12%
Europe	11%	16%	14%
Canada	3%	2%	2%
Latin America	4%	5%	3%
Rest of the world	2%	1%	1%

No customer accounted for 10.0% or more of our net revenue in fiscal 2006, 2005, and 2004.

Note P—Integration and Restructuring Charges

In connection with the acquisitions of Agilent Technologies’ Frequency and Timing Standards product line, we incurred $1.2 million integration charges under the other cost of sales in fiscal 2006. This acquisition is included in the Timing, Test, and Measurement division. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

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

During fiscal 2004, we had a restructuring plan to reduce headcount primarily in the Telecom Solution Division and to exit our Parker facility in Irvine, California, the Lindbergh Avenue facility in Livermore, California and the Brighton facility in the United Kingdom. We reported integration and restructuring expenses of $8.2 million in fiscal 2004, of which $5.9 million is in cost of goods sold and $2.3 million is in operating expenses. The $8.2 million total expense consisted of  $2.3 million for facility costs, $3.7 million for severance and benefits, and $2.2 million for other integration and restructuring charges. The

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$5.9 million in gross cost of goods sold consists of $2.6 million in severance related costs for the terminated manufacturing employees when the Irvine plant was closed in December 2003 and production relocated to Beverly Massachusetts, $2.3 million for lease loss for the Irvine Parker facility and the Santa Rosa facility, a credit of $0.9 million for a contract settlement payment from a major customer for Datum obsolete inventory, and $1.9 million for all other plant shutdown, move costs, and employee relocation. The $2.3 million in operating expenses consists of $1.6 million for severance and related costs for the Irvine shutdown and other division integration, and $0.7 million for land remediation accruals for EPA issues related to a former Datum facility located in Austin, Texas.

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

During fiscal 2006, we incurred and paid $1.2 million in integration charges for the acquisition of Agilent Technologies’ Frequency and Timing  Standards product line. All of the accrued severance expenses from the integration plan have been paid out. The balance of the $0.3 million lease loss accrual for the facilities and $0.6 million other liability accrual for the other integration and restructuring charges as of June 30, 2006 will be paid over the next six years.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 30, 2006 and 2005. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at			Balance at
	June 30,	Expenses		June 30,
	2003	Additions	Payments	2004
	(in thousands)
Facilities (October 2002 to June 2003)	$2,165	$306	$(1,208)	$1,624
Facilities (fiscal 2004)	—	1,643	(315)	1,328
	2,165	1,949	(1,523)	2,952
Severance and benefits (October 2002 to June 2003)	886	—	(924)	—
Severance and benefits (fiscal 2004)	—	3,697	(3,682)	15
	886	3,697	(4,606)	15
Total severance and facilities	3,051	5,646	(6,129)	2,967
All other integration and restructuring changes (fiscal 2004)	—	2,143	(1,443)	700
Total	$3,051	$7,789	$(7,572)	$3,667

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at			Balance at
	June 30,	Expense		June 30,
	2004	Additions	Payments	2005
	(in thousands)
Facilities (October 2002 to June 2003)	$1,624	$—	$(1,080)	$544
Facilities (fiscal 2004)	1,328	—	(926)	402
Severance and benefits (fiscal 2004)	15	—	(15)	—
Total severance and facilities	2,967	—	(2,021)	946
All other integration and restructuring changes (fiscal 2004)	700	—	—	700
Total	$3,667	$—	$(2,021)	$1,646

	Balance at			Balance at
	June 30,	Expense		June 30,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

Note Q—Subsequent Events

Tax-Free Reorganization of Symmetricom Puerto Rico Inc. into Symmetricom Puerto Rico Ltd. on July 11, 2006

On July 2, 2006, the federal tax benefits available to Symmetricom Puerto Rico Inc. under Section 936 of the Internal Revenue Code expired.

On July 11, 2006, Symmetricom Puerto Rico Inc. moved its place of legal organization from Delaware to Bermuda under the name to Symmetricom Puerto Rico Ltd. in a tax-free reorganization. Symmetricom’s board of directors had previously approved a plan of indefinite reinvestment of Symmetricom Puerto Rico Ltd.’s future earnings. Pursuant to the plan, Symmetricom Puerto Rico Ltd.’s future earnings will not be repatriated back to Symmetricom Inc., future earnings of Symmetricom Puerto Rico Ltd. will be available for international investment and expansion, and Symmetricom will not be required to provide U.S. taxes on Symmetricom Puerto Rico Ltd.’s earnings.

The Company anticipates no significant changes to business operations stemming from the tax-free  reorganization of  Symmetricom Puerto Rico Ltd. However, if  Symmetricom’s management changes the plan of indefinite reinvestment, U.S. taxes would need to be provided on the Symmetricom Puerto Rico Ltd. earnings that had been previously excluded from U.S. tax. Symmetricom Puerto Rico Ltd. has applied to the Puerto Rico Treasury for a renewed tax exemption grant.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 as stated in their report.

Item 9B.               Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symmetricom, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated September 12, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 12, 2006

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)           Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)          Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders to be held on October 26, 2006 (the “Proxy Statement”).

(c)           Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires a company’s directors, officers and beneficial owners of more than 10% of any class of equity securities of the company registered pursuant to section 12 of the Exchange Act to file with the SEC- initial reports of beneficial ownership and reports of changes in ownership of Common Stock and other equity securities of Symmetricom registered pursuant to section 12 of the Exchange Act. This information is contained in the section called “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the information under the caption “Other Information—Share Ownership by Principal Stockholders and Management” contained in the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the caption “Certain Transactions” contained in the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is included in “Ratification of Appointment of Registered Public Accounting Firm of the Company” in our Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedule

1.   Financial Statements.   Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.   Financial Statement Schedules.   The following financial statement schedule of Symmetricom for the years ended June 30, 2006, 2005, and 2004, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

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

The following Exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted schedules and Exhibits to the Commission upon request:
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

2.3

Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime, Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s current report on Form 8-K filed April 1, 2002 and Annex B to the Registrant’s registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).

The following Exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted schedules and Exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) (if applicable)
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

4.3

Indenture, dated as of June 8, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

4.4	Form of 3¼% Contingent Convertible Subordinated Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).
4.5

Registration Rights Agreement, dated as of June 8, 2005, between the Registrant and the Initial Purchasers (incorporated by reference from Exhibit 4.3 to the Registrant’s current report on the Form 8-K filed June 8, 2005).

10.1#	1994 Employee Stock Purchase Plan, as amended through July 27, 1988 (incorporated by reference from the Registrant’s 1998 proxy statement filed October 5, 1998).
10.2#

1999 Director Stock Option Plan, as amended through December 28, 2005 and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.3#

Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q filed February 8, 2006).

10.4#

1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed February 13, 2001).

10.5#

Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.6#	2002 Employee Stock Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).
10.7

Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K filed September 17, 1996).

10.8

First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K filed November 22, 2005).

10.9	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed August 30, 2002).
10.10#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.11#	Symmetricom, Inc. Senior Executive Loan Plan as adopted January 19, 2001 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 15, 2001).
10.12#

Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated March 24, 1998 (incorporated by reference from Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed September 24, 1998).

10.13#

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

10.15#

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

10.19#

Form of Executive Severance Benefits Agreement, dated May 22, 2006, between the Company and each of William Slater, Nancy J. Shemwell, Dale A. Pelletier, Bruce K. Bromage and William H. Minor, Jr. (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 23, 2006).

10.20#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO, filed May 28, 2003).

10.21#	Form of Restricted Stock Award Agreement under Symmetricom, Inc. 1999 Employee Stock Option Plan, amended effective August 4, 2005.
10.22

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime, Inc.’s Registration Statement on Form S-1, File No. 333-90269).

10.23

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2000).

10.24

Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.7 to TrueTime, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.25

Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

10.26

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.27#	Datum Inc.’s 1984 Stock Option Plan, as amended to date (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File Nos. 2-96564, 33-10035 and 33-41709).
10.28#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).
10.29#	Datum Inc.’s 1994 Stock Incentive Plan (incorporated by reference from Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.30#

Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference from Exhibit 10.29.1 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.31#	Second Amendment to Datum Inc.’s 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Datum Inc.’s Registration Statement on Form S-8, File No. 33-79772).
10.32

Lease Agreement dated September 15, 1986 by and between the Irvine Company and Efratom Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.’s facility at 3 Parker, Irvine, California (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.33

First Amendment to Lease dated March 15, 1995, between the Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986 (incorporated by reference from Exhibit 10.32 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

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

10.36	Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference from Exhibit 10.32.3 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).
10.37#

Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 30, 2003).

10.38

Agreement with Lucent Technologies, Inc., between Datum Inc. and Lucent Technologies, Inc. signed July 2, 1998 (incorporated by reference to Exhibit 10.45 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998; portions of this exhibit are omitted and were filed separately with the Commission pursuant to the company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.39

Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency, Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference from Exhibit 10.57 to Datum Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).

10.40

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

10.42

Credit Agreement dated May 1, 2004, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.39 to the Registrant’s annual report on Form 10-K filed September 12, 2005).

10.43

Revolving Line of Credit Note dated June 1, 2005, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.40 to the Registrant’s annual report on Form 10-K filed September 12, 2005).

10.44

First Amendment to Credit Agreement dated June 1, 2005, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.41 to the Registrant’s annual report on Form 10-K filed September 12, 2005).

10.45	Second Amendment to Credit Agreement dated August 19, 2005, between the Registrant and Wells Fargo Bank, National Association.
10.46	Third Amendment to Credit Agreement dated July 3, 2006, between the Registrant and Wells Fargo Bank, National Association.

14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s current report on Form 8-K filed August 10, 2005).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 95 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Management contract or compensatory plan or arrangement

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II
SYMMETRICOM, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions (1)	End of Year
Year ended June 30, 2006:
Accrued warranty expense	$3,338	$2,886	$2,677	$3,547
Allowance for doubtful accounts	874	173	159	888
Allowance for excess and obsolete inventory	4,913	1,743	1,740	4,916
Year ended June 30, 2005:
Accrued warranty expense	3,194	2,546	2,402	3,338
Allowance for doubtful accounts	763	295	184	874
Allowance for excess and obsolete inventory	5,617	934	1,638	4,913
Year ended June 30, 2004:
Accrued warranty expense	4,021	2,059 (2)	2,886	3,194
Allowance for doubtful accounts	974	26	237	763
Allowance for excess and obsolete inventory	$6,532	$909	$1,824	$5,617

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

SYMMETRICOM, INC.
Date: September 13, 2006	By:	/S/ THOMAS W. STEIPP
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

Signatures	Title	Date
/S/ THOMAS W. STEIPP	Chief Executive Officer (Principal	September 13, 2006
Thomas W. Steipp	Executive Officer) and Director
/S/ WILLIAM SLATER	Executive Vice President Finance and	September 13, 2006
William Slater	Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
/S/ ROBERT T. CLARKSON	Chairman of the Board	September 13, 2006
Robert T. Clarkson
/S/ ALFRED BOSCHULTE	Director	September 13, 2006
Alfred Boschulte
/S/ ELIZABETH A. FETTER	Director	September 13, 2006
Elizabeth A. Fetter
/S/ ROBERT M. NEUMEISTER JR.	Director	September 13, 2006
Robert M. Neumeister Jr.
/S/ RICHARD W. OLIVER	Director	September 13, 2006
Richard W. Oliver
/S/ RICHARD N. SNYDER	Director	September 13, 2006
Richard N. Snyder
/S/ ROBERT J. STANZIONE	Director	September 13, 2006
Robert J. Stanzione