Form 10-Q
period 2006-09-30
SYMMETRICOM INC
filed 2006-11-08
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2006
Common Stock	46,156,541

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$91,918	$82,193
Short-term investments	101,825	106,696
Total cash and investments	193,743	188,889
Accounts receivable, net of allowance for doubtful accounts of $943 and $888	32,098	33,015
Inventories	32,564	30,717
Prepaids and other current assets	12,242	10,240
Total current assets	270,647	262,861
Property, plant and equipment, net	26,345	26,553
Goodwill	45,976	45,899
Other intangible assets, net	7,345	8,200
Deferred taxes and other assets	46,663	48,405
Note receivable from employee	500	500
Total assets	$397,476	$392,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,281	$13,359
Accrued compensation	11,383	10,352
Accrued warranty	3,711	3,547
Other accrued liabilities	14,047	13,074
Current maturities of long-term obligations	1,333	1,286
Total current liabilities	43,755	41,618
Long-term obligations	125,330	125,620
Deferred income taxes	246	619
Total liabilities	169,331	167,857
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,130 shares issued and 45,943 shares outstanding at September 30, 2006; 47,662 shares issued and 45,743 outstanding at June 30, 2006	181,438	181,696
Accumulated other comprehensive income	309	263
Retained earnings	46,398	42,602
Total stockholders’ equity	228,145	224,561
Total liabilities and stockholders’ equity	$397,476	$392,418

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net revenue	$51,075	$44,267
Cost of products and services	27,488	22,635
Amortization of purchased technology	740	1,115
Integration and restructuring charges	—	126
Gross profit	22,847	20,391
Operating expenses:
Research and development	4,774	4,275
Selling, general and administrative	13,349	14,457
Amortization of intangibles	117	168
Operating income	4,607	1,491
Interest income	2,367	1,555
Interest expense	(1,220)	(1,238)
Income before income taxes	5,754	1,808
Income tax provision	1,958	435
Net income	$3,796	$1,373

Earnings per share—basic:
Net income	$0.08	$0.03
Weighted average shares outstanding—basic	45,540	46,168

Earnings per share—diluted:
Net income	$0.08	$0.03
Weighted average shares outstanding—diluted	46,163	47,205

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,796	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117	2,778
Deferred income taxes	1,117	(373)
Stock-based compensation	1,136	1,293
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	917	(1,489)
Inventories	(1,847)	(35)
Prepaids and other assets	(1,862)	(27)
Accounts payable	(78)	(2,213)
Accrued compensation	1,031	111
Other accrued liabilities	1,185	781
Net cash provided by operating activities	7,512	2,199
Cash flows from investing activities:
Purchases of short-term investments	(12,917)	(14,105)
Maturities of short-term investments	17,886	2,973
Purchases of plant and equipment	(1,054)	(1,992)
Acquisition and related costs, net of cash acquired	—	(8,032)
Net cash provided by (used for) for investing activities	3,915	(21,156)
Cash flows from financing activities:
Repayment of long-term obligations	(291)	(291)
Proceeds from issuance of common stock	520	914
Stock option income tax benefit	99	592
Repurchase of common stock	(2,013)	(3,859)
Net cash used for financing activities	(1,685)	(2,644)
Effect of exchange rate changes in cash	(17)	80
Net increase (decrease) in cash and cash equivalents	9,725	(21,521)
Cash and cash equivalents at beginning of period	82,193	105,635
Cash and cash equivalents at end of period	$91,918	$84,114
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$63	$(32)
Cash payments for:
Interest	245	263
Income taxes	442	80

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2006. Certain prior period balances have been reclassified to conform to current period presentation. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2007.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2. Acquisition

On August 1, 2005, Symmetricom completed the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. This acquisition enhanced Symmetricom’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes around the world. It also enhanced Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium oscillators, cesium clocks and hydrogen masers. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition.

The purchase price was allocated to Agilent’s assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	15
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,691
Liabilities assumed	(467)
Total purchase price	$8,032

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are presented as if they ended on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on October 1, 2006 and October 2, 2005.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products.

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However, for many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $1.9 million as of September 30, 2006. We expect to bill this entire amount in fiscal 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include allowances for doubtful accounts receivable, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs, stock options and valuation of deferred tax assets. Actual results could differ from those estimates.

Stock-Based Compensation

In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Because we adopted SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  Under the FASB Staff Position (FSP), an entity shall follow either the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of Statement No. 123(R) or the alternative transition method described in the FSP.  Paragraph 81 of SFAS No. 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123(R) for recognition purposes.  The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The FSP includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  We are reviewing the two methods, and will elect the method that is most appropriate to the facts and circumstances in the second quarter of fiscal 2007.

Note 4. Integration and Restructuring Charges

During fiscal 2006 we recorded integration and restructuring charges totaling $1.2 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same year.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended June 30, 2006 and the three-month period ended September 30, 2006:

	Balance at			Balance at
	June 30,	Expense		June 30,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—

Total	$1,646	$1,154	$(1,968)	$832

	Balance at			Balance at
	June 30,	Expense		September 30,
	2006	Additions	Payments	2006
	(in thousands)
Facilities (fiscal 2004)	$254	$—	$(56)	$198
All other integration and restructuring changes (fiscal 2004)	578	—	(27)	551

Total	$832	$—	$(83)	$749

The accrued balance of the $0.2 million lease loss accrual for facilities as of September 30, 2006 will be paid over the next six years.

Note 5. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We do not believe that SFAS No. 158 will have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not believe that SFAS No. 157 will have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not believe that SAB No. 108 will have a material impact on our consolidated balance sheet and statement of operations.

In June 2006, the FASB issued Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006. We are currently in the process of evaluating the effects of this new accounting standard.

Note 6. Net Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive.

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended September 30,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$3,796	$1,373

Shares (Denominator):
Weighted average common shares outstanding	45,902	46,222
Weighted average common shares outstanding subject to repurchase	(362)	(54)
Weighted average shares outstanding—basic	45,540	46,168
Weighted average dilutive share equivalents from stock options and warrants	548	983
Weighted average common shares dilutive subject to repurchase	75	54
Weighted average shares outstanding—diluted	46,163	47,205
Net earnings per share - basic	$0.08	$0.03
Net earnings per share - diluted	$0.08	$0.03

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2006	2005
	(In thousands, except per share amounts)

Stock options and warrants	3,939	1,556
Common shares subject to repurchase	—	147
Total shares of common stock excluded from diluted net earnings per share calculation	3,939	1,703

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible subordinated notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible subordinated notes were included in our diluted earnings per share as of September 30, 2006.  See Note 11 for a description of our contingent convertible subordinated notes.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	September 30,	June 30,
	2006	2006
	(In thousands)

Raw materials	$14,915	$15,354
Work-in-process	10,174	9,043
Finished goods	7,475	6,320
	$32,564	$30,717

Note 8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows for the different segments of Symmetricom (see Note 2):

		Timing, Test
		and
	Wireline	Measurement	Total
	(in thousands)
Balances as of June 30, 2006	$27,917	$17,982	$45,899
Addition (Agilent Acquisition Final adjustment)	—	77	77
Balances as of September 30, 2006	$27,917	$18,059	$45,976

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of September 30, and June 30, 2006 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$22,671	$15,515	$7,156
Customer lists, trademarks, other	3,973	2,929	1,044

Balances as of June 30, 2006	$26,644	$18,444	$8,200

Purchased technology	$22,669	$16,266	$6,403
Customer lists, trademarks, other	3,973	3,031	942

Balances as of September 30, 2006	$26,642	$19,297	$7,345

The estimated future amortization expenses are as follows:

Fiscal year:	(in thousands)

2007 (remaining nine months)	$1,468
2008	1,427
2009	1,294
2010	1,011
2011	796
2012	572
Thereafter	777

Total amortization	$7,345

Intangible asset amortization expense for the three months ended September 30, 2006 and 2005 was approximately $0.9 million and $1.3 million, respectively.

Note 9. Comprehensive Income

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

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Net income	$3,796	$1,373
Other comprehensive income:
Foreign currency translation adjustments	(17)	79
Unrealized gain (loss) on investments, net of taxes	63	(20)

Other comprehensive income	46	59
Total comprehensive income	$3,842	$1,432

Note 10. Stockholders’ Equity

Stock Award Activity

Symmetricom has equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of our common stock and restricted stock. One of these plans was amended in fiscal 2003, in connection with the tender offer during the fourth quarter of fiscal 2003, to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date.  All options have been granted at the fair market value of our common stock on the date of grant and generally vest over three years.

Effective August 4, 2005, the Symmetricom Board of Directors approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans to provide that the life of a new stock option will be 5 years instead of 10 years. For the three months ended September 30, 2006, we granted options to purchase 389,000 shares of Symmetricom’s common stock, and awarded 370,000 shares of restricted stock.  Our right to repurchase restricted shares generally lapses over the same three-year term as the vesting period applicable to the Symmetricom’s stock options. We received $0.5 million from the exercise of stock options during the three months ended September 30, 2006.

		Options Outstanding		Restricted Stock Outstanding
					Weighted
	Shares		Weighted		Average
	Available	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2006	1,317	4,399	$7.22	184	$9.28
Granted	(389)	389	7.14	—	—
Granted - restricted shares	(370)	—	—	370	6.88
Exercised	—	(106)	4.90	—	—
Vested	—	—	—	(31)	9.42
Canceled	64	(64)	8.91	(8)	9.42
Expired	(3)	—	—	—	—
Balances at September 30, 2006	619	4,618	$7.24	515	$7.55

The weighted average estimated fair value of options granted was $2.82 per share in the first quarter of fiscal 2007 and $3.71 per share in the corresponding quarter of fiscal 2006. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months ended September 30, 2006 and 2005, as follows:

	Three Months Ended September 30,
	2006	2005

Expected life after vesting (in years)	1.3	0.9
Risk-free interest rate	4.8%	4.1%
Volatility	50.9%	51.6%

Volatility is based on a combination of both historical and implied, as we believe this is more reflective of market conditions, and a better indicator of expected volatility than historical only.

We recorded stock-based compensation expense of $1.1 million and $1.3 million in the first quarter of fiscal 2007 and 2006, respectively, which includes the net cumulative impact of 5.0 % estimated future annual forfeitures in the determination of the expense in both periods, rather than recording forfeitures when they occur.

Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 45.9 million shares of Symmetricom common stock outstanding as of September 30, 2006.

During the first three months of fiscal 2007, we repurchased 261,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $2.0 million.  A further 6,189 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of some employees, 8,250 shares of restricted stock were forfeited pursuant to existing agreements.

As of September 30, 2006, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.1 million.

Note 11. Long-term Obligations

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amends that certain Lease dated June 10, 1996 between Symmetricom and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our principal executive office.

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

On June 8, 2005, we sold $120 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

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

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of September 30, 2006, the bond balance was $2.4 million.

Long-term obligations consist of:

	September 30,	June 30,
	2006	2006
	(In thousands)
Long-term obligations:
Capital lease	$3,622	$3,913
Less—current maturities	(1,263)	(1,216)
Lease loss accrual	129	145
Lease accrual	218	151
Bond payable	2,405	2,405
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	289	292
Total	$125,330	$125,620

Note 12. Contingencies

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously.  As of September 30, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

Under the indemnification provisions of our standard sales contracts, we agree to defend the customer against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/customer. The exposure to us under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. As such, we believe the estimated fair value of these indemnification agreements is not material.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Note 13. Business Segment Information

Symmetricom is organized into five reportable segments. There are four reportable segments within the Telecom Solutions Division:

•      Wireline Products

•      Wireless/OEM Products

•      Global Services

•      Specialty Manufacturing/Other

The fifth reportable segment is the Timing, Test and Measurement Division.

Telecom Solutions Division

Wireline Products consist principally of Digital Clock Distributors, or DCDs, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks. Our OEM base station timing products are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites. Our Broadband Networking products, which include GoWide, a product that provides a high-bandwidth solution for medium-sized businesses without access to optical networks are included in Wireless/OEM Products segment. Through our Global Services segment, we offer a broad portfolio of services for our customers around the world. The services we offer include system planning, network audits, network monitoring, maintenance, logistics, and installation.  Contract Manufacturing is included in the Specialty Manufacturing/Other segment.

Timing, Test and Measurement Division

The Timing, Test and Measurement Division products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies for government, power utilities, aerospace, defense, and enterprise markets.

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit. As a result of the reorganization realignment that was initiated in our fourth fiscal quarter of 2006, we are currently in the process of assessing the segments within the Telecom Solutions Division which may impact future segment reporting.

	Three Months Ended
	September 30,
	2006	2005
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$20,839	$19,682
Wireless/OEM Products	8,429	5,765
Global Services	2,836	2,650
Specialty Manufacturing/Other	3,815	1,722
Timing, Test and Measurement Division	15,156	14,448
Total net revenue	51,075	44,267
Cost of sales:
Telecom Solutions Division:
Wireline Products	8,761	8,382
Wireless/OEM Products	6,149	4,277
Global Services	1,546	1,530
Specialty Manufacturing/Other	3,027	1,468
Timing, Test and Measurement Division	8,005	6,978
Other cost of sales*	740	1,241
Total cost of sales	28,228	23,876
Gross profit:
Telecom Solutions Division:
Wireline Products	12,078	11,301
Wireless/OEM Products	2,280	1,488
Global Services	1,290	1,120
Specialty Manufacturing/Other	788	254
Timing, Test and Measurement Division	7,151	7,469
Other cost of sales*	(740)	(1,241)
Total gross profit	$22,847	$20,391

Gross margin:
Telecom Solutions Division:
Wireline Products	58.0%	57.4%
Wireless/OEM Products	27.0%	25.8%
Global Services	45.5%	42.3%
Specialty Manufacturing/Other	20.7%	14.8%
Timing, Test and Measurement Division	47.2%	51.7%
Other cost of sales*	(1.4)%	(2.8)%
Total gross margin	44.7%	46.1%

* Includes amortization and impairment of purchased technology and applicable integration and restructuring charges.

One customer in our Wireline Products segment accounted for in excess of 10.0% of our net revenue, or $5.4 million, in the first quarter of fiscal 2007.  No customers accounted for 10.0% or more of our net revenue in the first quarter of fiscal 2006.

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

Changes in our accrued warranty liability during the first three-month period of fiscal 2006 and 2005 were as follows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Beginning balance	$3,547	$3,338
Provision for warranty for the quarter	954	1,115
Less: Actual warranty costs	(790)	(845)
Ending balance	$3,711	$3,608

Note 15. Subsequent Event

On October 5, 2006, we announced the acquisition of Timing Solutions Corporation, a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and defense markets. Under the terms of the agreement, we paid approximately $8.0 million in cash. This acquisition closed on October 2, 2006.

Timing Solutions Corporation, founded in 1991, is a leader in precision measurement technology, precision optical time/frequency distribution, two-way timing technology and custom timing systems for government agencies, aerospace and defense customers.

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

These risks and uncertainties include, but are not limited to risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below  in Part II, item 1A,  “Risk Factors.”

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of time and frequency-based signals. We design and/or manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements, and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, bandwidth optimization, and quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures.

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

On April 27, 2006, we announced plans for the closure of the contract manufacturing work conducted at our Puerto Rico facility. Symmetricom’s Telecom Solution Division revenues contain a Specialty Manufacturing/Other segment that is related to this contract manufacturing work. We anticipate exiting this non-core business during fiscal 2007 and reallocating the majority of the related manufacturing resources to other activities. Revenues for this segment were $12.1 million, $9.8 million and $9.5 million for fiscal 2006, 2005 and 2004, respectively. Gross profit for this segment was $2.4 million, $1.6 million and $1.4 million for fiscal 2006, 2005 and 2004, respectively.

On August 1, 2005, we acquired Agilent Technologies’ Frequency and Timing Standards product line, including the 5071A cesium primary frequency standard. This acquisition enhanced Symmetricom’s position in the area of cesium standards and Symmetricom’s leadership in generating high-precision frequency and timing references including rubidium, cesium and hydrogen masers. Pursuant to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, we acquired certain assets of Agilent Technologies for a cost of approximately $8.0 million, which was accounted for as a purchase.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure at the date of our financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to allowances for doubtful accounts receivable, inventories, valuation of goodwill and intangible assets, excess and obsolete inventory, future warranty costs, stock options, valuation of deferred tax assets, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition and allowance for doubtful accounts, reserve for warranty, inventory valuation, accounting for income taxes, valuation of investments and valuation of intangible assets and goodwill to be critical policies due to the estimates and judgments involved in each.

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

We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However, for some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed, provided collection of the related receivable is probable. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an amount of revenue equal to our estimate of returns from distributors based on a historical average of distributor returns. We record commission expense when orders are shipped, at which time the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made.

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

We operate a subsidiary in Puerto Rico under a grant providing for partial exemption from Puerto Rico taxes through fiscal 2016. In addition, through fiscal 2006, this subsidiary was taxed under Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico source earnings, subject to various limitations, from regular federal income taxes. Section 936 expired as of the end of fiscal 2006. Taxes have been calculated on this subsidiary’s earnings through June 2006, all of which we intend to remit to the United States.

In July 2006, the Puerto Rico subsidiary, formerly enjoying the benefits of Section 936, moved its place of legal organization from Delaware to Bermuda in a tax-free reorganization. Consistent with a resolution by the Symmetricom, Inc. board of directors, this subsidiary elected to indefinitely reinvest its earnings beginning July 2006 outside the United States. Under the applicable accounting rules, future earnings of this subsidiary will not be subject to U.S. taxes, as its future earnings will not be repatriated back to Symmetricom, Inc. We estimate that the fiscal 2007 effective tax rate will be approximately 34%, based on management’s estimate of pretax income and the split of income between U.S. and foreign jurisdictions.

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

Valuation of Goodwill

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances for each reporting unit. During the third quarter of fiscal 2006, we performed a goodwill impairment test on the Wireless/OEM business segment because the product pricing pressures and gross margin pressures continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement. As a result, we recorded a non-cash impairment charge of $7.0 million. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using discounted cash flow valuation method, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005

Net revenue
Telecom Solutions Division:
Wireline Products	40.8%	44.5%
Wireless/OEM Products	16.5%	13.0%
Global Services	5.6%	6.0%
Specialty Manufacturing/Other	7.5%	3.9%
Timing, Test and Measurement Division	29.6%	32.6%
Total net revenue	100.0%	100.0%

Cost of products and services	53.8%	51.1%
Amortization of purchased technology	1.4%	2.5%
Integration and restructuring charges	—%	0.3%
Gross profit	44.7%	46.1%
Operating expenses:
Research and development	9.3%	9.7%
Selling, general and administrative	26.1%	32.7%
Amortization of intangibles	0.2%	0.4%
Income from operations	9.0%	3.4%
Interest income	4.6%	3.5%
Interest expense	(2.4)%	(2.8)%
Income before income taxes	11.3%	4.1%
Income tax provision	3.8%	1.0%
Net income	7.4%	3.1%

Net Revenue:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change
Net revenue (in thousands):

Wireline Products	$20,839	$19,682	5.9%
Wireless/OEM Products	8,429	5,765	46.2
Global Services	2,836	2,650	7.0
Specialty Manufacturing/Other	3,815	1,722	121.5
Timing, Test and Measurement Division	15,156	14,448	4.9
Total Net Revenue	$51,075	$44,267	15.4%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2007, net revenue increased by $6.8 million to $51.1 million from $44.3 million in the corresponding quarter of fiscal 2006.  This increase was primarily attributable to a $2.7 million or 46.2% increase in revenue from Wireless/OEM Products (due to higher volume from 3 major OEM customers, including a first deployment in China) and a $2.1 million or 121.5% increase in revenue from Specialty Manufacturing/Other (due to a volume increase for a major customer to transition its future production to another manufacturer in the second half of fiscal 2007). In addition, Wireline Products revenue increased $1.2 million or 5.9% (due to high volume of network upgrade shipments to a major customer), Global Services increased $0.2 million or 7.0%  (in line with the Wireline Products percentage of revenue increase) and Timing, Test and Measurement Division revenue increased $0.7 million or 4.9% (due to a higher volume of government business which was deferred in prior quarters).

Cost of Product and Services:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Cost of products and services (in thousands):
Wireline Products	$8,761	$8,382	4.5%
Wireless/OEM Products	6,149	4,277	43.8
Global Services	1,546	1,530	1.0
Specialty Manufacturing/Other	3,027	1,468	106.2
Timing, Test and Measurement Division	8,005	6,978	14.7
Other cost of sales	740	1,241	(40.4)
Total Cost	$28,228	$23,876	18.2%
Percentage of Revenue	55.3%	53.9%

The cost of products and services, including other cost of sales, increased by $4.4 million or 18.2% for the first quarter of fiscal 2007 compared with the same quarter of fiscal 2006. The cost of products and services for Wireline Products increased by $0.4 million or 4.5%, fairly consistent with the revenue increase of 5.9%. The cost of products and services for Wireless/OEM Products increased by $1.9 million or 43.8%, consistent with a revenue increase of 46.2%. The cost of products and services for Global Services increased $16 thousand or 1.0% which is lower than the revenue increase due to a favorable sales mix of higher revenue in the lower cost services. The cost of products and services for Specialty Manufacturing/Other increased by $1.6 million or 106.2%, which is lower than the 121.5% revenue increase due to volume savings in overhead absorption. The cost of products and services for Timing, Test and Measurement Division products increased by $1.0 million or 14.7%, which is higher than the revenue increase of 4.9%, due primarily to overhead absorption as a result of adjusting for prior delay in government orders.

Other cost of sales decreased $0.5 million or 40.4% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the first fiscal quarter of prior year included $0.1 for integration and restructuring charges for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Gross Profit:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change
Gross profit(in thousands):
Wireline Products	$12,078	$11,301	6.9%
Wireless/OEM Products	2,280	1,488	53.2
Global Services	1,290	1,120	15.2
Specialty Manufacturing/Other	788	254	210.2
Timing, Test and Measurement Division	7,151	7,469	(4.3)
Other cost of sales	(740)	(1,241)	(40.4)
Total Gross Profit	$22,847	$20,391	12.0%
Percentage of Revenue	44.7%	46.1%

Gross profit in the first quarter of fiscal 2007 increased by $2.5 million or 12.0% compared to the corresponding quarter of fiscal 2006.  Gross profit for Wireline Products increased by $0.8 million or 6.9%, which was slightly higher than the 5.9% revenue increase for the same period due primarily to a favorable sales mix (increased sales of the higher margin next generation network products and a decline in the older legacy products). Gross profit for the Wireless/OEM Products increased by $0.8 million or 53.2%, which was higher than the revenue increase of 46.2% for the same period due to increased sales in higher margin products. Gross profit for Global Services increased $0.2 million or 15.2%, which was higher than the 7.0% revenue increase for the same period due to increased sales of lower cost services. Gross profit for the Specialty Manufacturing/Other increased by $0.5 million or 210.2%, which was higher than the revenue increase of 121.5% for the same period due to volume savings in favorable overhead absorption. Gross profit for the Timing, Test and Measurement Division decreased by $0.3 million or 4.3%, which was lower than the revenue increase of 4.9% for the same period due primarily to overhead absorption as a result of adjusting for prior delays of government orders.

Other cost of sales decreased $0.5 million or 40.4% due primarily to the elimination of amortization of product technology for the Wireless Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the first fiscal quarter of prior year included $0.1 for integration and restructuring charges for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Operating Expenses

Research and Development Expense:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Research and development expense (in thousands)	$4,774	$4,275	11.7%
Percentage of Revenue	9.3%	9.7%

Research and development expenses were $4.8 million for the first quarter of fiscal 2007 compared to $4.3 million for the corresponding period of fiscal 2006. The overall increase in the research and development expense was primarily attributable to severance expenses for organizational changes and the cost of the annual salary merit increase effective July 2006.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Selling, general and administrative including amortization of intangibles (in thousands)	$13,466	$14,625	(7.9)%
Percentage of Revenue	26.4%	33.0%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses decreased by 7.9% to $13.5 million for the first quarter of fiscal 2007 compared to $14.6 million for the corresponding quarter of fiscal 2006. This $1.2 million decrease in selling, general and administrative expenses was attributable primarily to lower salary costs as a result of a reduction in headcount in the fourth quarter of fiscal year 2006 for organizational realignment and new open positions have not yet been filled. We are in the process of recruiting and hiring new employees to fulfill our organizational realignment and expect selling, general and administrative expenses to increase accordingly.

Interest Income:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Interest income (in thousands)	$2,367	$1,555	52.2%
Percentage of Revenue	4.6%	3.5%

Interest income increased to $2.4 million during the first quarter of fiscal 2007 compared to $1.6 million during the corresponding quarter of fiscal 2005. This was due to higher average interest rates and an increase in the balance of cash and investments attributable to higher operating cash flow.

Interest Expense:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Interest expense (in thousands)	$(1,220)	$(1,238)	(1.5)%
Percentage of Revenue	(2.4)%	(2.8)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense was $1.2 million in the first quarter of fiscal 2007, consistent with the corresponding quarter of fiscal 2006.

Income Taxes:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Income tax provision (in thousands)	$1,958	$435	350.1%
Percentage of Revenue	3.8%	1.0%

Our income tax provision from continuing operations was $2.0 million in the first quarter of fiscal 2007, compared to a provision of $0.4 million in the corresponding quarter of fiscal 2006. Our effective tax rate in the first quarter of fiscal 2007 was 34.0%, compared to an effective tax rate of 24.1% in the corresponding period of fiscal 2006. The primary reason for this increase in our tax rate is the expiration of Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico earnings from regular federal income tax.  Section 936 expired at the end of fiscal 2006.

Net Income:

	Three Months Ended
	September 30,		Percentage
	2006	2005	Change

Net income (in thousands)	$3,796	$1,373	176.5%
Percentage of Revenue	7.4%	3.1%

As a result of the factors discussed above, we had net income of $3.8 million, or $0.08 per share, in the first quarter of fiscal 2007 compared to net income of $1.4 million, or $0.03 per share, during the corresponding quarter of fiscal 2006.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the first quarter of fiscal 2007 with the end of fiscal 2006 is listed below:

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

Our backlog amounted to $53.4 million as of September 30, 2006, compared to $51.7 million as of June 30, 2006. Our backlog, which is shippable within the next six months, was $38.1 million as of September 30, 2006, compared to $37.9 million as of June 30, 2006.

Contract Revenue:

As of September 30, 2006, we had approximately $4.5 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2006. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of September 30, 2006 was comprised of 800 regular employees and 64 temporary employees, compared to 802 regular employees and 63 temporary employees as of June 30, 2006.

Deferred Revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors.

Deferred revenue for sales of goods with special terms was $0.3 million as of September 30, 2006, compared to $0.4 million as of June 30, 2006. Deferred revenue for maintenance contracts was $2.1 million as of September 30, 2006, compared to $2.2 million as of June 30, 2006. Deferred revenue for distributor return allowances was $0.3 million as of September 30, 2006, compared to $0.3 million as of June 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, working capital was $226.9 million compared to $221.2 million as of June 30, 2006. Cash and cash equivalents as of September 30, 2006 increased to $91.9 million from $82.2 million as of June 30, 2006. This increase was primarily the result of $7.5 million in cash provided by operating activities, $3.9 million in cash provided by investing activities and $1.7 million in cash used for financing activities.  Short-term investments decreased from $106.7 million as of June 30, 2006 to $101.8 million as of September 30, 2006. This decrease resulted primarily from maturities in short-term investments during current quarter of fiscal 2007.

The $7.5 million net cash provided by operating activities in the first quarter of fiscal 2007 was primarily attributable to net income of $3.8 million, non-cash expenses related to depreciation and amortization of $2.1 million, deferred income taxes of $1.1 million, stock-based compensation expenses of $1.1 million and a $0.9 million decrease in accounts receivable.  This was partially offset by an inventory increase of $1.8 and an increase in prepaids and other assets of $1.9 million. The $3.9 million net cash provided by investing activities in the first quarter of fiscal 2007 was primarily attributable to $12.9 million in purchases of short-term investments that was partially offset by $17.9 million in maturities of short-term investments. The $1.7 million net cash used for financing activities was primarily attributable to $0.5 million in proceeds from the issuance of common stock, which was offset by $2.0 million attributable to repurchases of common stock and $0.3 million for the repayment of long-term obligations.

Our total capital spending commitments outstanding as of September 30, 2006 were $1.3 million. Day sales outstanding in accounts receivable was 57 days as of September 30, 2006, a decrease from 59 days as of June 30, 2006. This decrease is attributable to higher cash collections during the quarter, as compared to the fourth quarter of fiscal year 2006.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to obtain a revolving line of credit up to $10.0 million to be used as working capital.  The line of credit contains certain financial covenants and restrictions.  The line of credit expires on November 1, 2006. No borrowings were outstanding as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 30, 2006, we had short-term investments of $101.8 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at September 30, 2006, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on the foreign currency denominated assets of $11,000 with the United Kingdom and $36,000 with Germany at September 30, 2006, a hypothetical 10% adverse change in sterling and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We formerly leased a tract of land for our operations in Texas.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders.  We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program.   On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  We have not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of September 30, 2006, we had an accrual of $0.6 million for remediation costs, appraisal fees and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We have updated the following risk factors that were presented in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006:

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net revenue.  During fiscal 2006, no single customer accounted for 10% or more of our net revenue. However, in the first quarter of fiscal 2007, one customer accounted for more than 10% of our net revenue.  We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

Our critical business and manufacturing facilities in Puerto Rico, Beverly, Massachusetts, San Jose, California, Santa Rosa, California, Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, and flood plains, and the occurrence these events or other catastrophic disasters, could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

We added the following risk factor in the first quarter of fiscal 2007:

As a U.S. Government contractor, we are subject to a number of rules and regulations

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In order to administer certain U.S. Government contracts we are required to have employees with Top Secret Security Clearance.  Since we have a limited number of employees with such clearance, the loss of these employees could adversely affect our ability to administer these contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.
b)	Not applicable.
c)	The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended September 30, 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
July 1, 2006 through July 31, 2006	—	—	3,500
August 1, 2006 through August 31, 2006	84,989	$7.22	3,000
September 1, 2006 through September 30, 2006	182,648	7.76	1,750
Total	267,637	$7.59	8,250

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 45.9 million shares of Symmetricom common stock outstanding as of September 30, 2006.

During the first three months of fiscal 2007, we repurchased 261,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $2.0 million.  A further 6,189 shares were repurchased to cover the cost of taxes on vested restricted stock.

Upon termination of certain employees during the first quarter of fiscal 2006, 8,250 shares of restricted stock were forfeited pursuant to existing agreements with those employees

As of September 30, 2006, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.1 million.

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

SYMMETRICOM, INC.
(Registrant)

DATE: November 08, 2006	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 08, 2006	By:	/s/ WILLIAM SLATER
William Slater
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.