Form 10-Q
period 2006-12-31
SYMMETRICOM INC
filed 2007-02-08
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding
Class	as of January 31, 2007
Common Stock	46,456,116

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$74,794	$82,193
Short-term investments	113,879	106,696
Accounts receivable, net of allowance for doubtful accounts of $950 and $888	35,621	33,015
Inventories	33,367	30,717
Prepaids and other current assets	13,778	10,240
Total current assets	271,439	262,861
Property, plant and equipment, net	26,339	26,553
Goodwill	47,468	45,899
Other intangible assets, net	11,031	8,200
Deferred taxes and other assets	44,121	48,405
Note receivable from employee	500	500
Total assets	$400,898	$392,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,749	$13,359
Accrued compensation	11,988	10,352
Accrued warranty	3,748	3,547
Other accrued liabilities	12,472	12,024
Current maturities of long-term obligations	1,382	1,286
Total current liabilities	40,339	40,568
Long-term obligations	126,046	126,670
Deferred income taxes	334	619
Total liabilities	166,719	167,857
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,454 shares issued and 46,268 shares outstanding at December 31, 2006; 47,662 shares issued and 45,743 outstanding at June 30, 2006	183,739	181,696
Accumulated other comprehensive income	430	263
Retained earnings	50,010	42,602
Total stockholders’ equity	234,179	224,561
Total liabilities and stockholders’ equity	$400,898	$392,418

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenue:
Products	$49,111	$44,727	$97,350	$86,344
Services	5,538	3,182	8,374	5,832
Total net revenue	54,649	47,909	105,724	92,176
Cost of products and services:
Products	27,209	23,363	53,150	44,468
Services	3,190	1,656	4,737	3,186
Total cost of products and services	30,399	25,019	57,887	47,654
Amortization of purchased technology	835	960	1,575	2,075
Integration and restructuring charges	78	217	78	343
Gross profit	23,337	21,713	46,184	42,104
Operating expenses:
Research and development	4,941	4,578	9,714	8,853
Selling, general and administrative	13,937	13,882	27,285	28,339
Acquired in-process research and development	518	—	518	—
Amortization of intangibles	143	119	262	287
Operating income	3,798	3,134	8,405	4,625
Interest income	2,396	1,756	4,763	3,311
Interest expense	(1,214)	(1,253)	(2,434)	(2,491)
Income before income taxes	4,980	3,637	10,734	5,445
Income tax provision	1,368	982	3,326	1,417
Net income	$3,612	$2,655	$7,408	$4,028

Earnings per share—basic:
Net income	$0.08	$0.06	$0.16	$0.09
Weighted average shares outstanding—basic	45,552	46,092	45,546	46,130

Earnings per share—diluted:
Net income	$0.08	$0.06	$0.16	$0.09
Weighted average shares outstanding—diluted	46,503	46,884	46,374	47,044

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,408	$4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Expensed in-process research and development	518	—
Depreciation and amortization	4,517	5,232
Deferred income taxes	2,090	(89)
Loss on disposal of fixed assets	—	83
Stock-based compensation	2,547	2,347
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,994)	(77)
Inventories	(1,196)	118
Prepaids and other assets	(3,015)	102
Accounts payable	(2,613)	(3,241)
Accrued compensation	1,349	616
Other accrued liabilities	(114)	(539)
Net cash provided by operating activities	9,497	8,580
Cash flows from investing activities:
Purchases of short-term investments	(24,915)	(15,010)
Maturities of short-term investments	17,914	37,599
Purchases of plant and equipment	(2,253)	(3,964)
Acquisition and related costs, net of cash acquired	(6,603)	(8,032)
Net cash provided by (used for) investing activities	(15,857)	10,593
Cash flows from financing activities:
Repayment of long-term obligations	(586)	(536)
Proceeds from issuance of common stock	1,216	1,116
Stock option income tax benefit	293	592
Repurchase of common stock	(2,013)	(5,786)
Net cash used for financing activities	(1,090)	(4,614)
Effect of exchange rate changes in cash	51	78
Net increase (decrease) in cash and cash equivalents	(7,399)	14,637
Cash and cash equivalents at beginning of period	82,193	105,635
Cash and cash equivalents at end of period	$74,794	$120,272
Non-cash investing and financing activities:
Unrealized gain on securities, net	$116	$45
Cash payments for:
Interest	2,145	2,567
Income taxes	954	612

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2006. Certain prior period balances have been reclassified to conform to current period presentation. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results to be anticipated for the fiscal quarter ending April 1, 2007 or the entire fiscal year ending June 30, 2007.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  Deferred revenue of $1.1 million as of June 30, 2006 that was previously reported as other accrued liabilities in current liabilities has been reclassified as long-term obligations. As of December 31, 2006, $1.0 million of deferred revenue was included in long-term obligations.

Note 2. Acquisition

On October 2, 2006, we completed the acquisition of Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. This acquisition further strengthens our leadership position in the time and frequency technology field. The total purchase price of approximately $8.5 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition.

The purchase price was allocated to TSC’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$1,860
Accounts receivable	612
Inventories	1,454
Prepaids and other current assets	301
Property, plant and equipment	217
In-process research and development	518
Intangible assets	4,660
Goodwill	1,492
Deferred tax liability	(1,540)
Liabilities assumed	(1,111)
Total purchase price	$8,463

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are presented as if they ended on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on December 31, 2006 and January 1, 2006.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.6 million as of December 31, 2006. We expect to bill this entire amount in fiscal 2007.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 123(R)-3 (FSP) Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  Under the FSP, an entity shall follow either:

1.               The transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS No. 123(R), or

2.               The alternative transition method described in the FSP.

Paragraph 81 of SFAS No. 123(R) indicates that, for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123(R) for recognition purposes.

The alternative transition method is a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Based on our facts and circumstances, we have elected to use the alternative transition method.

Note 4. Integration and Restructuring Charges

During fiscal 2006 we recorded integration and restructuring charges totaling $1.2 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same year.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended June 30, 2006 and the six-month period ended December 31, 2006:

	Balance at June 30, 2005	Expense Additions	Payments	Balance at June 30, 2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

	Balance at June 30, 2006	Expense Additions	Payments	Balance at December 31, 2006
	(in thousands)
Facilities (fiscal 2004)	$254	$—	$(76)	$178
All other integration and restructuring changes (fiscal 2004)	578	—	(60)	518
All other integration and restructuring changes (fiscal 2007)	—	78	(78)	—
Total	$832	$78	$(214)	$696

The accrued balance of the $0.2 million lease loss accrual for facilities as of December 31, 2006 will be paid over the next five years.

Note 5. New Accounting Pronouncements

   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We do not believe that SFAS No. 158 will have a material impact on our consolidated balance sheet and statement of operations.

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$3,612	$2,655	$7,408	$4,028

Shares (Denominator):
Weighted average common shares outstanding	46,213	46,092	46,057	46,184
Weighted average common shares outstanding subject to repurchase	(661)	—	(511)	(54)
Weighted average shares outstanding—basic	45,552	46,092	45,546	46,130
Weighted average dilutive share equivalents from stock options and warrants	784	792	704	860
Weighted average common shares dilutive subject to repurchase	167	—	124	54
Weighted average shares outstanding—diluted	46,503	46,884	46,374	47,044
Net earnings per share - basic	$0.08	$0.06	$0.16	$0.09
Net earnings per share - diluted	$0.08	$0.06	$0.16	$0.09

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Stock options and warrants	2,562	1,601	2,913	1,590
Common shares subject to repurchase	—	147	—	147
Total shares of common stock excluded from diluted net earnings per share calculation	2,562	1,748	2,913	1,737

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible subordinated notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible subordinated notes were included in our diluted earnings per share as of December 31, 2006.  See Note 11 for a description of our contingent convertible subordinated notes.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31, 2006	June 30, 2006
	(In thousands)
Raw materials	$15,613	$15,354
Work-in-process	10,191	9,043
Finished goods	7,563	6,320
	$33,367	$30,717

Note 8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows for the different segments of Symmetricom (see Note 2):

	Wireline	Timing, Test and Measurement	Total
	(in thousands)
Balances as of June 30, 2006	$27,917	$17,982	$45,899
Addition (See Note 2)	—	1,492	1,492
Addition (Agilent acquisition final adjustment)	—	77	77
Balances as of December 31, 2006	$27,917	$19,551	$47,468

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of December 31, and June 30, 2006 consist of:

	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$22,671	$—	$15,515	$7,156
Customer lists, trademarks, other	3,973	—	2,929	1,044
Balances as of June 30, 2006	$26,644	$—	$18,444	$8,200
Purchased technology	$22,681	$1,540	$16,858	$7,363
Customer lists, trademarks, other	3,974	3,120	3,426	3,668
Balances as of December 31, 2006	$26,655	$4,660	$20,284	$11,031

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)
2007 (remaining six months)	$1,713
2008	2,279
2009	1,802
2010	1,519
2011	1,304
2012	724
Thereafter	1,690
Total amortization	$11,031

Intangible asset amortization expense for six months ended December 31, 2006 and 2005 was approximately $1.8 million and $2.4 million, respectively.

Increases in intangible assets for the six months ended December 31, 2006 resulted from the acquisition of Timing Solutions Corporation, which included $1.9 million relating to customer relationships, $1.5 million relating to developed technology, $1.1 million relating to backlog, and $0.2 million relating to trade name.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$3,612	$2,655	$7,408	$4,028
Other comprehensive income:
Foreign currency translation adjustments	68	(2)	51	78
Unrealized gain on investments, net of taxes	53	65	116	45
Other comprehensive income	121	63	167	123
Total comprehensive income	$3,733	$2,718	$7,575	$4,151

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

Effective August 4, 2005, the Symmetricom Board of Directors approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans to provide that the life of a new stock option will be 5 years instead of 10 years. On October 26, 2006 at our annual meeting of shareholders, the shareholders approved the 2006 Incentive Award Plan that included an additional 3.7 million shares for future issuance.  For the three months ended December 31, 2006, we granted options to purchase 147,000 shares of Symmetricom’s common stock, and awarded 150,000 shares of restricted stock.  Our right to repurchase restricted shares generally lapses over the same three-year term as the vesting period applicable to the stock options. We received $1.2 million from the exercise of stock options during the six months ended December 31, 2006.

		Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2006	1,317	4,399	$7.22	184	$9.28
2006 Plan	3,700	—	—	—	—
Granted	(536)	536	7.53	—	—
Granted - restricted shares	(520)	—	—	520	7.18
Exercised	—	(247)	4.93	—	—
Vested	—	—	—	(31)	9.42
Canceled	104	(104)	9.00	(11)	8.55
Expired	(3)	—	—	—	—
Balances at December 31, 2006	4,062	4,584	$7.34	662	$7.64

The weighted average estimated fair value of options granted was $3.42 per share in the second quarter of fiscal 2007 and $3.70 per share in the corresponding quarter of fiscal 2006. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months and six months ended December 31, 2006 and 2005, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Expected life after vesting (in years)	1.3	0.9	1.3	0.9
Risk-free interest rate	4.7%	4.4%	4.8%	4.3%
Volatility	48.84%	61.25%	49.87%	56.43%

Volatility is based on a combination of both historical and implied, as we believe this is more reflective of market conditions, and a better indicator of expected volatility than historical only.

We recorded stock-based compensation expenses of $1.4 million and $1.1 million in the second quarter of fiscal 2007 and 2006, respectively, which includes the net cumulative impact of 5.0 % estimated future annual forfeitures in the determination of the expense in both periods, rather than recording forfeitures when they occur.

Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of December 31, 2006.

During the first six months of fiscal 2007, we repurchased 261,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $2.0 million.  A further 6,189 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of certain employees, 10,925 shares of restricted stock were forfeited pursuant to existing agreements.

As of December 31, 2006, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.1 million.

Warrants

On October 16, 2001, we acquired certain assets and products from Telmax Communications Corporation (“Telmax”), a developer of telecommunications equipment. The purchase price of the transaction included a warrant to purchase 300,000 shares of Symmetricom’s common stock with an exercise price of $7.00 per share and expiring on October 16, 2006.  On October 2, 2006 Telmax exercised the warrant and received 36,346 shares pursuant to the net exercise provision based on an average price of $7.965 per share.

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

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of December 31, 2006, the bond balance was $2.4 million.

Long-term obligations consist of:

	December 31, 2006	June 30, 2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,012	$1,050
Capital lease	3,326	3,913
Less—current maturities	(1,312)	(1,216)
Lease loss accrual	112	145
Lease accrual	286	151
Bond payable	2,405	2,405
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	287	292
Total	$126,046	$126,670

Note 12. Contingencies

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously.  As of December 31, 2006, we had an accrual of $0.5 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit. As a result of the reorganization realignment that was initiated in our fourth fiscal quarter of 2006, we are currently in the process of assessing the segments within the Telecom Solutions Division, which may impact future segment reporting.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$21,259	$19,025	$42,099	$38,707
Wireless/OEM Products	5,997	5,715	14,426	11,480
Global Services	5,538	3,182	8,374	5,832
Specialty Manufacturing/Other	2,888	2,628	6,702	4,350
Timing, Test and Measurement Division	18,967	17,359	34,123	31,807
Total net revenue	54,649	47,909	105,724	92,176
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,578	8,202	18,339	16,583
Wireless/OEM Products	4,792	4,410	10,941	8,688
Global Services	3,190	1,656	4,737	3,186
Specialty Manufacturing/Other	2,408	2,171	5,435	3,639
Timing, Test and Measurement Division	10,431	8,580	18,435	15,558
Other cost of sales*	913	1,177	1,653	2,418
Total cost of sales	31,312	26,196	59,540	50,072
Gross profit:
Telecom Solutions Division:
Wireline Products	11,681	10,823	23,760	22,124
Wireless/OEM Products	1,205	1,305	3,485	2,792
Global Services	2,348	1,526	3,637	2,646
Specialty Manufacturing/Other	480	457	1,267	711
Timing, Test and Measurement Division	8,536	8,779	15,688	16,249
Other cost of sales*	(913)	(1,177)	(1,653)	(2,418)
Total gross profit	$23,337	$21,713	$46,184	$42,104

Gross margin:
Telecom Solutions Division:
Wireline Products	54.9%	56.9%	56.4%	57.2%
Wireless/OEM Products	20.1%	22.8%	24.2%	24.3%
Global Services	42.4%	48.0%	43.4%	45.4%
Specialty Manufacturing/Other	16.6%	17.4%	18.9%	16.3%
Timing, Test and Measurement Division	45.0%	50.6%	46.0%	51.1%
Other cost of sales*	(1.7)%	(2.5)%	(1.6)%	(2.6)%
Total gross margin	42.7%	45.3%	43.7%	45.7%

* Includes amortization and impairment of purchased technology and applicable integration and restructuring charges.

One customer in our Wireline Products segment accounted for in excess of 10.0% of our net revenue in both the first and second quarters of fiscal 2007, or $5.4 million and $8.8 million respectively.  No customers accounted for 10.0% or more of our net revenue during the four quarters of fiscal 2006.

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

Changes in our accrued warranty liability during the first six-months of fiscal 2007 and 2006 were as follows:

	Six Months Ended December 31,
	2006	2005
	(In thousands)
Beginning balance	$3,547	$3,338
Provision for warranty	1,335	1,419
Provision for warranty - Timing Solutions Corp. acquisition	120	—
Provision for warranty - acquisition of Agilent product line	—	442
Less: Actual warranty costs	(1,254)	(1,915)
Ending balance	$3,748	$3,284

Note 15. Subsequent Event

On January 3, 2007, we announced the acquisition of QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television) and other triple play services.  The purchase price of approximately $16 million was paid in cash.  This acquisition closed on January 2, 2007.

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of time and frequency-based signals. We design and/or manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, bandwidth optimization and quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators and communications original equipment manufacturers (OEMs). With the fiscal 2003 acquisitions of TrueTime and Datum, we broadened our customer base to include aerospace contractors, governments and research facilities.

On October 2, 2006, we completed the acquisition of Timing Solutions Corporation, a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. This acquisition further strengthens and broadens our leadership position in the time and frequency field, as well as brings new technology to address the Test & Measurement market. The total purchase price of approximately $8.5 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on our estimate of the fair value for purchase accounting purposes at the date of acquisition.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made.

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

Accounting for Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the financial statements in the period that includes the enactment date.

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

In July 2006, the Puerto Rico subsidiary, formerly enjoying the benefits of Section 936, moved its place of legal organization from Delaware to Bermuda in a tax-free reorganization. Consistent with a resolution adopted by the Symmetricom, Inc. board of directors, this subsidiary elected to indefinitely reinvest its earnings beginning July 2006 outside the United States. Under the applicable accounting rules, future earnings of this subsidiary will not be subject to U.S. taxes, as its future earnings will not be repatriated back to Symmetricom, Inc. We estimate that the fiscal 2007 effective tax rate will be approximately 32%, based on management’s estimate of pretax income and the split of income between U.S. and foreign jurisdictions.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and six months ended December 31, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net revenue
Telecom Solutions Division:
Wireline Products	38.9%	39.7%	39.8%	42.0%
Wireless/OEM Products	11.0%	11.9%	13.7%	12.5%
Global Services	10.1%	6.6%	7.9%	6.3%
Specialty Manufacturing/Other	5.3%	5.5%	6.3%	4.7%
Timing, Test and Measurement Division	34.7%	36.3%	32.3%	34.5%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	55.6%	52.2%	54.8%	51.7%
Amortization of purchased technology	1.5%	2.0%	1.5%	2.3%
Integration and restructuring charges	0.1%	0.5%	0.1%	0.4%
Gross profit	42.7%	45.3%	43.7%	45.7%
Operating expenses:
Research and development	9.0%	9.6%	9.2%	9.6%
Selling, general and administrative	25.5%	29.0%	25.8%	30.7%
Acquired in-process research and development	0.9%	—%	0.5%	—%
Amortization of intangibles	0.3%	0.2%	0.2%	0.3%
Income from operations	6.9%	6.5%	7.9%	5.0%
Interest income	4.4%	3.7%	4.5%	3.6%
Interest expense	(2.2)%	(2.6)%	(2.3)%	(2.7)%
Income before income taxes	9.1%	7.6%	10.2%	5.9%
Income tax provision	2.5%	2.0%	3.1%	1.5%
Net income	6.6%	5.5%	7.0%	4.4%

Net Revenue:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Net revenue (in thousands):
Wireline Products	$21,259	$19,025	11.7%	$42,099	$38,707	8.8%
Wireless/OEM Products	5,997	5,715	4.9	14,426	11,480	25.7
Global Services	5,538	3,182	74.0	8,374	5,832	43.6
Specialty Manufacturing/Other	2,888	2,628	9.9	6,702	4,350	54.1
Timing, Test and Measurement Division	18,967	17,359	9.3	34,123	31,807	7.3
Total Net Revenue	$54,649	$47,909	14.1%	$105,724	$92,176	14.7%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2007, net revenue increased by $6.7 million to $54.6 million from $47.9 million in the corresponding quarter of fiscal 2006.  This increase was primarily attributable to a $2.2 million or 11.7% increase in revenue from Wireline Products and a $2.4 million or 74.0% increase in Global Service revenue, both due to higher sales to Verizon which were 16% of total company revenue. In addition, the Timing, Test and Measurement Division had a $1.6 million or 9.3% increase in revenue due primarily to the acquisition of Timing Solutions Corporation on October 2, 2006. Specialty Manufacturing/Other increased $0.3 million or 9.9% (due to a volume increase for a major customer to transition its future production to another manufacturer in the second half of fiscal 2007) and Wireless/OEM increased $0.3 million or 4.9%.

 In the first six months of fiscal 2007, net revenue increased $13.5 million or 14.7% to $105.7 million from $92.2 million in the corresponding period of fiscal 2006.  The increase was primarily attributable to a $3.4 million or 8.8% increase in Wireline Products revenue and a $2.5 million or 43.6% increase for Global Services revenue, both due to higher sales to Verizon for network upgrades. Wireless/OEM Products increased $2.9 million or 25.7%  (due to higher volume to two OEM customers including a first deployment in China), Specialty/Manufacturing/Other increased $2.4 million or 54.1%  (due to a volume increase for a major customer to transition its future production to another manufacturer in the second half of fiscal 2007) and Timing, Test and Measurement Division revenue increased $2.3 million or 7.3% (due primarily to the acquisition of Timing Solutions Corporation on October 2, 2006).

Cost of Products and Services:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Cost of products and services (in thousands):
Wireline Products	$9,578	$8,202	16.8%	$18,339	$16,583	10.6%
Wireless/OEM Products	4,792	4,410	8.7	10,941	8,688	25.9
Global Services	3,190	1,656	92.6	4,737	3,186	48.7
Specialty Manufacturing/Other	2,408	2,171	10.9	5,435	3,639	49.4
Timing, Test and Measurement Division	10,431	8,580	21.6	18,435	15,558	18.5
Other cost of sales	913	1,177	(22.4)	1,653	2,418	(31.6)
Total Cost	$31,312	$26,196	19.5%	$59,540	$50,072	18.9%
Percentage of Revenue	57.3%	54.7%		56.3%	54.3%

The cost of products and services, including other cost of sales, increased by $5.1 million or 19.5% for the second quarter of fiscal 2007 compared with the same quarter of fiscal 2006. The cost of products and services for Wireline Products increased by $1.4 million or 16.8%, which was higher than the revenue increase of 11.7% due primarily to higher manufacturing variances incurred while increasing production levels. The cost of products and services for Wireless/OEM Products increased by $0.4 million or 8.7%, higher than the revenue increase of 4.9% due to higher manufacturing variances. The cost of products and services for Global Services increased $1.5 million or 92.6%, which is higher than the revenue increase of 74.0% due to a higher volume in lower margin services related to installation of customer network upgrades.  The cost of products and services for Specialty Manufacturing/Other increased by $0.2 million or 10.9%, which is fairly consistent with the 9.9% revenue increase. The cost of products and services for Timing, Test and Measurement Division products increased by $1.9 million or 21.6%, which is higher than the revenue increase of 9.3%, due primarily to a volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products.

Other cost of sales decreased $0.3 million or 22.4% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the second fiscal quarter included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.2 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

The cost of products and services, including other cost of sales, increased by $9.5 million or 18.9% during the first six months of fiscal 2007 compared with the first six months of fiscal 2006. The cost of products and services for Wireline products increased by $1.8 million or 10.6%, which was higher than the revenue increase of 8.8% due primarily to higher manufacturing variances incurred in the second fiscal quarter of 2007.  The cost of products and services for Wireless/OEM products increased by $2.3 million or 25.9%, consistent with the revenue increase of 25.7%. The cost of products and services for Global Services products increased by $1.6 million or 48.7%, which was higher than the revenue increase of 43.6%, due to higher sales of lower margin services for installation of customer network upgrades. The cost of products and services for Specialty Manufacturing/Other products increased by $1.8 million or 49.4%, which was lower than the revenue increase of 54.1% due to savings related to increased production volume. The cost of products and services for Timing, Test and Measurement products increased by $2.9 million or 18.5%, which was higher than the revenue increase of 7.3% due primarily to volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products.

Other cost of sales for the first six months of fiscal 2007 decreased $0.8 million or 31.6% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the first six months of fiscal 2007 included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.3 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Gross Profit:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change

Gross profit (in thousands):
Wireline Products	$11,681	$10,823	7.9%	$23,760	$22,124	7.4%
Wireless/OEM Products	1,205	1,305	(7.7)	3,485	2,792	24.8
Global Services	2,348	1,526	53.9	3,637	2,646	37.5
Specialty Manufacturing/Other	480	457	5.0	1,267	711	78.2
Timing, Test and Measurement Division	8,536	8,779	(2.8)	15,688	16,249	(3.5)
Other cost of sales	(913)	(1,177)	(22.4)	(1,653)	(2,418)	(31.6)
Total Gross profit	$23,337	$21,713	7.5%	$46,184	$42,104	9.7%
Percentage of Revenue	42.7%	45.3%		43.7%	45.7%

Gross profit in the second quarter of fiscal 2007 increased by $1.6 million or 7.5% compared to the corresponding quarter of fiscal 2006.  Gross profit for Wireline Products increased by $0.9 million or 7.9%, which was lower than the 11.7% revenue increase for the same period due primarily to higher manufacturing variances as previously discussed. Gross profit for the Wireless/OEM Products decreased by $0.1 million or 7.7%, which was lower than the revenue increase of 4.9% for the same period due to higher manufacturing variances. Gross profit for Global Services increased $0.8 million or 53.9%, which was lower than the 74.0% revenue increase for the same period due to increased sales of lower margin services. Gross profit for the Specialty Manufacturing/Other increased by 5.0%, which was slightly lower than the revenue increase of 9.9%. Gross profit for the Timing, Test and Measurement Division decreased by $0.2 million or 2.8%, which was lower than the revenue increase of 9.3% for the same period due primarily to a volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products and additional unfavorable sales mix on other products within the segment. Other cost of sales decreased $0.3 million or 22.4% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the second fiscal quarter included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.2 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Gross profit in the first six months of fiscal 2007 increased by $4.1 million or 9.7%, which was lower than the revenue increase of 14.7% for the first six months of fiscal 2006.  Gross profit for the Wireline products increased by $1.6 million or 7.4%, which was slightly lower than the 8.8% revenue increase for the same period. Gross profit for the Wireless/OEM products increased by $0.7 million or 24.8%, which was slightly lower than the revenue increase of 25.7%. Gross profit for Global Services increased by $1.0 million or 37.5%, which was lower than the 43.6% revenue increase for the same period due to increased sales of lower margin services for installation of customer network upgrades.  Gross profit for the Specialty Manufacturing/Other products increased by $0.6 million or 78.2%, which was higher than the revenue increase of 54.1% for the same period due to lower manufacturing costs as a result of higher volume. Gross profit for the Timing, Test and Measurement products decreased by $0.6 million or 3.5%, which was lower than the revenue increase of 7.3% for the same period due primarily to the addition of the higher cost products acquired from Timing Solutions Corporation and additional unfavorable sales mix on other products within the segment. Other cost of sales for the first six months of fiscal 2007 decreased $0.8 million or 31.6% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006.  In addition, the first six months of fiscal 2007 included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.3 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Operating Expenses

Research and Development Expense:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Research and development expense (in thousands)	$4,941	$4,578	7.9%	$9,714	$8,853	9.7%
Percentage of Revenue	9.0%	9.6%		9.2%	9.6%

Research and development expenses were $4.9 million for the second quarter of fiscal 2007 compared to $4.6 million for the corresponding period of fiscal 2006. The overall increase in the research and development expense was primarily attributable to the additional expenses related to the Timing Solutions Corporation acquisition on October 2, 2006.

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $9.7 million during the first six months of fiscal 2007 compared to $8.9 million for the corresponding first six months of fiscal 2006. The overall increase in the research and development expense was primarily attributable to the acquisition of Timing Solutions Corporation in the second fiscal quarter of fiscal 2007 and increased cost of salaries for merit increases in fiscal 2007.

We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Selling, general and administrative including amortization of intangibles (in thousands)	$14,080	$14,001	0.6%	$27,547	$28,626	(3.8)%
Percentage of Revenue	25.8%	29.2%		26.1%	31.1%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased by 0.6% to $14.1 million for the second quarter of fiscal 2007 compared to $14.0 million for the corresponding quarter of fiscal 2006. This $0.1 million increase in selling, general and administrative expenses was low because the salary increase for merit raises was partially offset by lower salary costs as a result of a reduction in headcount in the fourth quarter of fiscal year 2006 for organizational realignment and new open positions for which we are in the process of hiring. We expect selling, general and administrative expenses to increase accordingly when we fill these open positions.

These expenses decreased by 3.8% to $27.6 million for the first six months of fiscal 2007 compared to $28.6 million for the corresponding six months of fiscal 2006. This $1.0 million decrease in selling, general and administrative expenses was attributable primarily to lower salary costs as a result of a reduction in headcount in the fourth quarter of fiscal year 2006 for organizational realignment and new open positions.

Acquired In-process Research and Development:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Acquired in-process research and development (in thousands)	$518	$—	100.0%	$518	$—	100.0%
Percentage of Revenue	0.9%	—%		0.5%	—%

Acquired in-process research and development increased to $0.5 million during the second quarter of fiscal 2007 compared to no activity during the first six months of fiscal 2006. This expense relates to the acquisition of Timing Solutions Corporation (See Note 2).

Interest Income:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest income (in thousands)	$2,396	$1,756	36.4%	$4,763	$3,311	43.9%
Percentage of Revenue	4.4%	3.7%		4.5%	3.6%

Interest income increased to $2.4 million during the second quarter of fiscal 2007 compared to $1.8 million during the corresponding quarter of fiscal 2006. This increase was due to higher average interest rates and an increase in short-term investments.

Interest income for the first six months of fiscal 2007 was $4.8 million or 43.9% higher than $3.3 million for the same period of fiscal 2006. This increase was due to higher average interest rates and an increase in short-term investments.

Interest Expense:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest expense (in thousands)	$(1,214)	$(1,253)	(3.1)%	$(2,434)	$(2,491)	(2.3)%
Percentage of Revenue	(2.2)%	(2.6)%		(2.3)%	(2.7)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense was $1.2 million in the second quarter of fiscal 2007, consistent with the corresponding quarter of fiscal 2006.

Interest expense for the first six months of fiscal 2007 was $2.4 million, consistent with the same period for fiscal 2006.

Income Taxes:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Income tax provision (in thousands)	$1,368	$982	39.3%	$3,326	$1,417	134.7%
Percentage of Revenue	2.5%	2.0%		3.1%	1.5%

Our income tax provision was $1.4 million in the second quarter of fiscal 2007, compared to a provision of $1.0 million in the corresponding quarter of fiscal 2006. Our effective tax rate in the second quarter of fiscal 2007 was 27.5%, compared to an effective tax rate of 27.0% in the corresponding period of fiscal 2006. The second quarter fiscal 2007 effective tax rate of 27.5% was lower than the first quarter fiscal 2007 effective tax rate of 34.0% due to the benefit of research and development tax credits.

For the first six months of fiscal 2007, our income tax provision was $3.3 million, compared to a provision of $1.4 million in the corresponding period of fiscal 2006. Our effective tax rate for the first six months of fiscal 2007 was 31.0% compared to an effective tax rate of 26.0% in the corresponding period of fiscal 2006. The primary reason for this increase in our tax rate is the expiration of Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico earnings from regular federal income tax.  Section 936 expired at the end of fiscal 2006.

Net Income:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Net income (in thousands)	$3,612	$2,655	36.0%	$7,408	$4,028	83.9%
Percentage of Revenue	6.6%	5.5%		7.0%	4.4%

As a result of the factors discussed above, we had net income of $3.6 million, or $0.08 per share, in the second quarter of fiscal 2007 compared to net income of $2.7 million, or $0.06 per share, during the corresponding quarter of fiscal 2006.

Net income for the first six months of fiscal 2007 was $7.4 million, or $0.16 per share compared to net income of $4.0 million, or $0.09 per share for the same period of fiscal 2006.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the second quarter of fiscal 2007 with the end of fiscal 2006 is listed below:

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

Our backlog amounted to $53.5 million as of December 31, 2006, compared to $51.7 million as of June 30, 2006. Our backlog, which is shippable within the next six months, was $40.9 million as of December 31, 2006, compared to $37.9 million as of June 30, 2006.

Contract Revenue:

As of December 31, 2006, we had approximately $8.8 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2006. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of December 31, 2006 comprised 818 regular employees and 54 temporary employees, compared to 802 regular employees and 63 temporary employees as of June 30, 2006.

Deferred Revenue:

Deferred revenue comprises deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors.

Deferred revenue for sales of goods with special terms was $0.3 million as of December 31, 2006, compared to $0.4 million as of June 30, 2006. Deferred revenue for maintenance contracts was $2.4 million as of December 31, 2006, compared to $2.2 million as of June 30, 2006. Deferred revenue for distributor return allowances was $0.2 million as of December 31, 2006, compared to $0.3 million as of June 30, 2006.

Liquidity and Capital Resources

As of December 31, 2006, working capital was $231.1 million compared to $222.3 million as of June 30, 2006. Cash and cash equivalents as of December 31, 2006 decreased to $74.8 million from $82.2 million as of June 30, 2006. This decrease was primarily the result of cash used in the acquisition of Timing Solutions Corporation and purchases of short-term investments. Short-term investments increased from $106.7 million as of June 30, 2006 to $113.9 million as of December 31, 2006. This increase was attributable primarily to the cash flow from operations generated in the first six months of fiscal 2007.

The $9.5 million net cash provided by operating activities in the second quarter of fiscal 2007 was primarily attributable to net income of $7.4 million, non-cash expenses related to depreciation and amortization of $4.5 million, deferred income taxes of $2.1 million, stock-based compensation expenses of $2.5 million and a $1.3 million increase in accrued compensation.  This was partially offset by an accounts receivable increase of $2.0 million, an accounts payable decrease of $2.6 million, an increase in prepaids and other assets of $3.0 million, and an increase in inventory of $1.2 million. The $15.9 million net cash used for investing activities in the first quarter of fiscal 2007 was primarily attributable to $24.9 million in purchases of short-term investments that was partially offset by $17.9 million in maturities of short-term investments. The $1.1 million net cash used for financing activities was primarily attributable to $2.0 million used to repurchase common stock, that was partially offset by $1.2 million relating to proceeds from the issuance of common stock.

Our total capital spending commitments outstanding as of December 31, 2006 were $1.5 million. Day sales outstanding in accounts receivable was 59 days as of December 31, 2006, the same figure at June 30, 2006.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to increase the line of credit up to $10.0 million.  On November 1, 2006 the agreement was amended to lower the line of credit to $3.0 million.  The line of credit contains certain financial covenants and restrictions.  The line of credit expires on November 1, 2007.  No borrowings were outstanding as of December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 31, 2006, we had short-term investments of $113.9 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at December 31, 2006, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets at December 31, 2006, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 12 — Contingencies.

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

We have updated the following risk factors that were presented in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006:

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net revenue. During fiscal 2006, no single customer accounted for 10% or more of our net revenue. However, in the first and second quarters of fiscal 2007, one customer accounted for more than 10% of our net revenue. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

Our critical business and manufacturing facilities in Puerto Rico, Beverly, Massachusetts, San Jose, California, Santa Rosa, California, Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, and flood plains, and the occurrence these events or other catastrophic disasters, could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are taking longer to get and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation that may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the six months ended December 31, 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
July 1, 2006 through July 31, 2006	—	—	3,500
August 1, 2006 through August 31, 2006	84,989	$7.22	3,000
September 1, 2006 through September 30, 2006	182,648	7.76	1,750
Total	267,637	$7.59	8,250

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of December 31, 2006.

During the first six months of fiscal 2007, we repurchased 261,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $2.0 million. A further 6,189 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of some employees, 10,925 shares of restricted stock were forfeited pursuant to existing agreements.

As of December 31, 2006, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 26, 2006 we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1.                                       The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Alfred Boschulte	41,758,882	644,592
Robert T. Clarkson	41,618,289	785,185
Elizabeth A. Fetter	41,000,169	1,403,305
Robert M. Neumeister	41,726,585	676,889
Dr. Richard W. Oliver	41,011,553	1,391,921
Richard N. Snyder	41,004,869	1,398,605
Robert J. Stanzione	41,623,046	780,428
Thomas W. Steipp	41,743,652	659,822

2.                                       The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2007 fiscal year.

For	Against	Abstain
41,384,845	963,588	55,041

3.                                       The approval of the Company’s 2006 Incentive Award Plan.

For	Against	Abstain
27,473,536	4,049,724	199,687

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: February 08, 2007	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer
(Principal Executive Officer) and Director

DATE: February 08, 2007	By:	/s/ WILLIAM SLATER
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