Form 10-Q/A
period 2006-12-31
SYMMETRICOM INC
filed 2007-05-01
CIK 82628

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2007
Common Stock	46,456,116

Explanatory Note

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter and six months ended December 31, 2006, which was filed on February 8, 2007. The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly period and six months ended December 31, 2006.

The Company is restating its previously filed financial statements and other financial information for the above referenced period to correct an error related to accounting for outsourced labor expenses related to installation work performed by the Company for certain of its customers. This accounting error resulted from reliance on a manually compiled spreadsheet that was not accurately completed. As a result of this error, cost of services was understated by $1.2 million; gross profit, operating income and income before income taxes were overstated by $1.2 million and net income was overstated by $0.9 million for the quarter and six months ended December 31, 2006, as previously reported.  In correcting this error, earnings per share on a fully diluted basis was reduced from $0.08 to $0.06 for the quarter ended December 31, 2006 and from $0.16 to $0.14 for the six months ended December 31, 2006. All of the information in this Form 10-Q/A is as of February 8, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 16 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31 and 32.

SYMMETRICOM, INC.
FORM 10-Q/A
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	December 31,	June 30,
	2006	2006
	(As Restated - See Note 16)
ASSETS
Current assets:
Cash and cash equivalents	$74,794	$82,193
Short-term investments	113,879	106,696
Accounts receivable, net of allowance for doubtful accounts of $950 and $888	35,621	33,015
Inventories	33,367	30,717
Prepaids and other current assets	13,198	10,240
Total current assets	270,859	262,861
Property, plant and equipment, net	26,339	26,553
Goodwill	47,468	45,899
Other intangible assets, net	11,031	8,200
Deferred taxes and other assets	44,121	48,405
Note receivable from employee	500	500
Total assets	$400,318	$392,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,749	$13,359
Accrued compensation	11,988	10,352
Accrued warranty	3,748	3,547
Other accrued liabilities	12,782	12,024
Current maturities of long-term obligations	1,382	1,286
Total current liabilities	40,649	40,568
Long-term obligations	126,046	126,670
Deferred income taxes	334	619
Total liabilities	167,029	167,857
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,454 shares issued and 46,268 shares outstanding at December 31, 2006; 47,662 shares issued and 45,743 outstanding at June 30, 2006	183,739	181,696
Accumulated other comprehensive income	430	263
Retained earnings	49,120	42,602
Total stockholders’ equity	233,289	224,561
Total liabilities and stockholders’ equity	$400,318	$392,418

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(As Restated - See Note 16)		(As Restated - See Note 16)
Net revenue:
Products	$49,111	$44,727	$97,350	$86,344
Services	5,538	3,182	8,374	5,832
Total net revenue	54,649	47,909	105,724	92,176
Cost of products and services:
Products	27,209	23,363	53,150	44,468
Services	4,417	1,656	5,964	3,186
Total cost of products and services	31,626	25,019	59,114	47,654
Amortization of purchased technology	835	960	1,575	2,075
Integration and restructuring charges	78	217	78	343
Gross profit	22,110	21,713	44,957	42,104
Operating expenses:
Research and development	4,941	4,578	9,714	8,853
Selling, general and administrative	13,937	13,882	27,285	28,339
Acquired in-process research and development	518	—	518	—
Amortization of intangibles	143	119	262	287
Operating income	2,571	3,134	7,178	4,625
Interest income	2,396	1,756	4,763	3,311
Interest expense	(1,214)	(1,253)	(2,434)	(2,491)
Income before income taxes	3,753	3,637	9,507	5,445
Income tax provision	1,031	982	2,989	1,417
Net income	$2,722	$2,655	$6,518	$4,028

Earnings per share—basic	$0.06	$0.06	$0.14	$0.09
Weighted average shares outstanding—basic	45,552	46,092	45,546	46,130

Earnings per share—diluted	$0.06	$0.06	$0.14	$0.09
Weighted average shares outstanding—diluted	46,503	46,884	46,374	47,044

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
	(As Restated - See Note 16)
Cash flows from operating activities:
Net income	$6,518	$4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Expensed in-process research and development	518	—
Depreciation and amortization	4,517	5,232
Deferred income taxes	2,090	(89)
Loss on disposal of fixed assets	—	83
Stock-based compensation	2,547	2,347
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,994)	(77)
Inventories	(1,196)	118
Prepaids and other assets	(2,435)	102
Accounts payable	(2,613)	(3,241)
Accrued compensation	1,349	616
Other accrued liabilities	196	(539)
Net cash provided by operating activities	9,497	8,580
Cash flows from investing activities:
Purchases of short-term investments	(24,915)	(15,010)
Maturities of short-term investments	17,914	37,599
Purchases of plant and equipment	(2,253)	(3,964)
Acquisition and related costs, net of cash acquired	(6,603)	(8,032)
Net cash provided by (used for) investing activities	(15,857)	10,593
Cash flows from financing activities:
Repayment of long-term obligations	(586)	(536)
Proceeds from issuance of common stock	1,216	1,116
Stock option income tax benefit	293	592
Repurchase of common stock	(2,013)	(5,786)
Net cash used for financing activities	(1,090)	(4,614)
Effect of exchange rate changes in cash	51	78
Net increase (decrease) in cash and cash equivalents	(7,399)	14,637
Cash and cash equivalents at beginning of period	82,193	105,635
Cash and cash equivalents at end of period	$74,794	$120,272
Non-cash investing and financing activities:
Unrealized gain on securities, net	$116	$45
Cash payments for:
Interest	2,145	2,567
Income taxes	954	612

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

Note 2. Acquisition

On October 2, 2006, we completed the acquisition of Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. TSC’s results are included in our condensed consolidated statements of operations effective October 2, 2006. We acquired TSC because it has a high-end timing technology that is fundamental to building our next generation products, which will allow us to introduce new products into the market at a faster rate. This acquisition also further strengthens our leadership position in the time and frequency technology field. The total purchase price of approximately $8.5 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We utilized the report of an outside valuation consultant to determine the purchase price allocation, based on a fair value of the intangible assets. The in-process research and development charge is an expense included as a line under operating expenses in the condensed consolidated statement of operations for the three months and six months ended December 31, 2006.

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

Note 3. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are referred to as ending on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on December 31, 2006 and January 1, 2006.

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

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended June 30, 2006 and the six-month period ended December 31, 2006:

	Balance at			Balance at
	June 30,	Expense		June 30,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

	Balance at			Balance at
	June 30,	Expense		December 31,
	2006	Additions	Payments	2006
	(in thousands)
Facilities (fiscal 2004)	$254	$—	$(76)	$178
All other integration and restructuring changes (fiscal 2004)	578	—	(60)	518
All other integration and restructuring changes (fiscal 2007)	—	78	(78)	—
Total	$832	$78	$(214)	$696

The accrued balance of the $0.2 million lease loss accrual for facilities as of December 31, 2006 will be paid over the next five years. We expect to incur an additional $0.3 million for integration and restructuring charges for the Timing Solutions Corporation acquisition, which closed on October 2, 2006.

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$2,722	$2,655	$6,518	$4,028

Shares (Denominator):
Weighted average common shares outstanding	46,213	46,092	46,057	46,184
Weighted average common shares outstanding subject to repurchase	(661)	—	(511)	(54)
Weighted average shares outstanding—basic	45,552	46,092	45,546	46,130
Weighted average dilutive share equivalents from stock options and warrants	784	792	704	860
Weighted average common shares dilutive subject to repurchase	167	—	124	54
Weighted average shares outstanding—diluted	46,503	46,884	46,374	47,044
Net earnings per share - basic	$0.06	$0.06	$0.14	$0.09
Net earnings per share - diluted	$0.06	$0.06	$0.14	$0.09

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Stock options and warrants	2,562	1,601	2,913	1,590
Common shares subject to repurchase	—	147	—	147
Total shares of common stock excluded from diluted net earnings per share calculation	2,562	1,748	2,913	1,737

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

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	December 31,	June 30,
	2006	2006
	(In thousands)

Raw materials	$15,613	$15,354
Work-in-process	10,191	9,043
Finished goods	7,563	6,320
	$33,367	$30,717

Note 8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows for the different segments of Symmetricom:

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of December 31, and June 30, 2006 consist of:

	Gross			Net
	Carrying		Accumulated	Intangible
	Amount	Acquisition	Amortization	Asssets
	(in thousands)
Purchased technology	$22,671	$—	$15,515	$7,156
Customer lists, trademarks, other	3,973	—	2,929	1,044
Balances as of June 30, 2006	$26,644	$—	$18,444	$8,200
Purchased technology	$22,681	$1,540	$16,858	$7,363
Customer lists, trademarks, other	3,974	3,120	3,426	3,668
Balances as of December 31, 2006	$26,655	$4,660	$20,284	$11,031

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)
2007 (remaining six months)	$1,713
2008	2,279
2009	1,802
2010	1,519
2011	1,304
2012	724
Thereafter	1,690
Total amortization	$11,031

Intangible asset amortization expense for six months ended December 31, 2006 and 2005 was approximately $1.8 million and $2.4 million, respectively.

Increases in intangible assets for the six months ended December 31, 2006 resulted from the acquisition of Timing Solutions Corporation, which included $1.9 million relating to customer relationships, $1.5 million relating to developed technology, $1.1 million relating to backlog, and $0.2 million relating to trade name. The weighted-average amortization period in total is 6 years, 6 months. The weighted-average amortization period by major intangible asset class is as follows:

•                  Customer relationships – 11 years, 9 months

•                  Developed technology – 4 years, 9 months

•                  Backlog – 1 year

•                  Trade Name – 3 years, 9 months

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$2,722	$2,655	$6,518	$4,028
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	68	(2)	51	78
Unrealized gain on investments	53	65	116	45
Other comprehensive income	121	63	167	123
Total comprehensive income	$2,843	$2,718	$6,685	$4,151

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

		Options Outstanding		Restricted Stock Outstanding
					Weighted
	Shares		Weighted		Average
	Available	Number of	Average	Number of	Grant Date
	For Grant	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2006	1,317	4,399	$7.22	184	$9.28
2006 Plan	3,700	—	—	—	—
Granted	(536)	536	7.53	—	—
Granted - restricted shares	(520)	—	—	520	7.18
Exercised	—	(247)	4.93	—	—
Vested	—	—	—	(31)	9.42
Canceled	104	(104)	9.00	(11)	8.55
Expired	(3)	—	—	—	—
Balances at December 31, 2006	4,062	4,584	$7.34	662	$7.64

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Expected life after vesting (in years)	1.3	0.9	1.3	0.9
Risk-free interest rate	4.7%	4.4%	4.8%	4.3%
Volatility	48.84%	61.25%	49.87%	56.43%

Volatility is based on a combination of both historical and implied, as we believe this is more reflective of market conditions, and a better indicator of expected volatility than historical only.

We recorded stock-based compensation expenses of $1.4 million and $1.1 million in the second quarter of fiscal 2007 and 2006, respectively, and $2.5 million and $2.3 million in the six months ended December 31, 2006 and 2005, respectively, which includes the net cumulative impact of 5.0% estimated future annual forfeitures in the determination of the expense in both periods, rather than recording forfeitures when they occur.

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

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo. As of December 31, 2006, the bond balance was $2.4 million.

Long-term obligations consist of:

	December 31,	June 30,
	2006	2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,012	$1,050
Capital lease	3,326	3,913
Less—current maturities	(1,312)	(1,216)
Lease loss accrual	112	145
Lease accrual	286	151
Bond payable	2,405	2,405
Less—current maturities	(70)	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	287	292
Total	$126,046	$126,670

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$21,259	$19,025	$42,099	$38,707
Wireless/OEM Products	5,997	5,715	14,426	11,480
Global Services	5,538	3,182	8,374	5,832
Specialty Manufacturing/Other	2,888	2,628	6,702	4,350
Timing, Test and Measurement Division	18,967	17,359	34,123	31,807
Total net revenue	54,649	47,909	105,724	92,176
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,554	8,202	18,339	16,583
Wireless/OEM Products	4,793	4,410	10,941	8,688
Global Services	4,417	1,656	5,963	3,186
Specialty Manufacturing/Other	2,431	2,171	5,435	3,639
Timing, Test and Measurement Division	10,431	8,580	18,436	15,558
Other cost of sales*	913	1,177	1,653	2,418
Total cost of sales	32,539	26,196	60,767	50,072
Gross profit:
Telecom Solutions Division:
Wireline Products	11,705	10,823	23,760	22,124
Wireless/OEM Products	1,204	1,305	3,485	2,792
Global Services	1,121	1,526	2,411	2,646
Specialty Manufacturing/Other	457	457	1,267	711
Timing, Test and Measurement Division	8,536	8,779	15,687	16,249
Other cost of sales*	(913)	(1,177)	(1,653)	(2,418)
Total gross profit	$22,110	$21,713	$44,957	$42,104

Gross margin:
Telecom Solutions Division:
Wireline Products	55.1%	56.9%	56.4%	57.2%
Wireless/OEM Products	20.1%	22.8%	24.2%	24.3%
Global Services	20.2%	48.0%	28.8%	45.4%
Specialty Manufacturing/Other	15.8%	17.4%	18.9%	16.3%
Timing, Test and Measurement Division	45.0%	50.6%	46.0%	51.1%
Other cost of sales*	(1.7)%	(2.5)%	(1.6)%	(2.6)%
Total gross margin	40.5%	45.3%	42.5%	45.7%

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

Note 15. Subsequent Event

On January 2, 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television) and other triple play services. The purchase price of approximately $16 million was paid in cash.

Note 16. Restatement

On April 13, 2007, the Audit Committee of the Board of Directors of Symmetricom, following a review by and on the recommendation of the Company’s management, concluded that the Company’s financial statements for the quarter and six months ended December 31, 2006 could no longer be relied upon due to an error in accounting for outsourced labor related to installation work performed by the Company for certain of its customers. This accounting error resulted from reliance on a manually compiled spreadsheet that was not accurately completed. As a result, the Company has restated the accompanying Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2006 to correct for this accounting error.

The following table presents the effect of the restatement on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2006
	(As Previously Reported)	(Adjustments)	(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$74,794	$—	$74,794
Short-term investments	113,879	—	113,879
Accounts receivable, net of allowance for doubtful accounts of $950 and $888	35,621	—	35,621
Inventories	33,367	—	33,367
Prepaids and other current assets	13,778	(580)	13,198
Total current assets	271,439	(580)	270,859
Property, plant and equipment, net	26,339	—	26,339
Goodwill	47,468	—	47,468
Other intangible assets, net	11,031	—	11,031
Deferred taxes and other assets	44,121	—	44,121
Note receivable from employee	500	—	500
Total assets	$400,898	$(580)	$400,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,749	$—	$10,749
Accrued compensation	11,988	—	11,988
Accrued warranty	3,748	—	3,748
Other accrued liabilities	12,472	310	12,782
Current maturities of long-term obligations	1,382	—	1,382
Total current liabilities	40,339	310	40,649
Long-term obligations	126,046	—	126,046
Deferred income taxes	334	—	334
Total liabilities	166,719	310	167,029
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,454 shares issued and 46,268 shares outstanding at December 31, 2006; 47,662 shares issued and 45,743 outstanding at June 30, 2006	183,739	—	183,739
Accumulated other comprehensive income	430	—	430
Retained earnings	50,010	(890)	49,120
Total stockholders’ equity	234,179	(890)	233,289
Total liabilities and stockholders’ equity	$400,898	$(580)	$400,318

The following table presents the effect of the restatement on the Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	December 31, 2006			December 31, 2006
	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)
Net revenue:
Products	$49,111	$—	$49,111	$97,350	$—	$97,350
Services	5,538	—	5,538	8,374	—	8,374
Total net revenue	54,649	—	54,649	105,724	—	105,724
Cost of products and services:
Products	27,209	—	27,209	53,150	—	53,150
Services	3,190	1,227	4,417	4,737	1,227	5,964
Total cost of products and services	30,399	1,227	31,626	57,887	1,227	59,114
Amortization of purchased technology	835	—	835	1,575	—	1,575
Integration and restructuring charges	78	—	78	78	—	78
Gross profit	23,337	(1,227)	22,110	46,184	(1,227)	44,957
Operating expenses:
Research and development	4,941	—	4,941	9,714	—	9,714
Selling, general and administrative	13,937	—	13,937	27,285	—	27,285
Acquired in-process research and development	518	—	518	518	—	518
Amortization of intangibles	143	—	143	262	—	262
Operating income	3,798	(1,227)	2,571	8,405	(1,227)	7,178
Interest income	2,396	—	2,396	4,763	—	4,763
Interest expense	(1,214)	—	(1,214)	(2,434)	—	(2,434)
Income before income taxes	4,980	(1,227)	3,753	10,734	(1,227)	9,507
Income tax provision	1,368	(337)	1,031	3,326	(337)	2,989
Net income	$3,612	$(890)	$2,722	$7,408	$(890)	$6,518

Earnings per share—basic	$0.08	$(0.02)	$0.06	$0.16	$(0.02)	$0.14
Weighted average shares outstanding—basic	45,552	—	45,552	45,546	—	45,546

Earnings per share—diluted	$0.08	$(0.02)	$0.06	$0.16	$(0.02)	$0.14
Weighted average shares outstanding—diluted	46,503	—	46,503	46,374	—	46,374

The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows (in thousands):

	Six Months Ended
	December 31, 2006
	(As Previously Reported)	(Adjustments)	(As Restated)
Cash flows from operating activities:
Net income	$7,408	$(890)	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Expensed in-process research and development	518	—	518
Depreciation and amortization	4,517	—	4,517
Deferred income taxes	2,090	—	2,090
Stock-based compensation	2,547	—	2,547
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,994)	—	(1,994)
Inventories	(1,196)	—	(1,196)
Prepaids and other assets	(3,015)	580	(2,435)
Accounts payable	(2,613)	—	(2,613)
Accrued compensation	1,349	—	1,349
Other accrued liabilities	(114)	310	196
Net cash provided by operating activities	$9,497	$—	$9,497

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below reflects the impact of our restatement as described in Note 16 of the Notes to the condensed consolidated financial statements.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and six months ended December 31, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenue
Telecom Solutions Division:
Wireline Products	38.9%	39.7%	39.8%	42.0%
Wireless/OEM Products	11.0%	11.9%	13.7%	12.5%
Global Services	10.1%	6.6%	7.9%	6.3%
Specialty Manufacturing/Other	5.3%	5.5%	6.3%	4.7%
Timing, Test and Measurement Division	34.7%	36.3%	32.3%	34.5%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	57.9%	52.2%	55.9%	51.7%
Amortization of purchased technology	1.5%	2.0%	1.5%	2.3%
Integration and restructuring charges	0.1%	0.5%	0.1%	0.4%
Gross profit	40.5%	45.3%	42.5%	45.7%
Operating expenses:
Research and development	9.0%	9.6%	9.2%	9.6%
Selling, general and administrative	25.5%	29.0%	25.8%	30.7%
Acquired in-process research and development	0.9%	—%	0.5%	—%
Amortization of intangibles	0.3%	0.2%	0.2%	0.3%
Income from operations	4.7%	6.5%	6.8%	5.0%
Interest income	4.4%	3.7%	4.5%	3.6%
Interest expense	(2.2)%	(2.6)%	(2.3)%	(2.7)%
Income before income taxes	6.9%	7.6%	9.0%	5.9%
Income tax provision	1.9%	2.0%	2.8%	1.5%
Net income	5.0%	5.5%	6.2%	4.4%

Net Revenue:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change

Net revenue (in thousands):
Wireline Products	$21,259	$19,025	11.7%	$42,099	$38,707	8.8%
Wireless/OEM Products	5,997	5,715	4.9	14,426	11,480	25.7
Global Services	5,538	3,182	74.0	8,374	5,832	43.6
Specialty Manufacturing/Other	2,888	2,628	9.9	6,702	4,350	54.1
Timing, Test and Measurement Division	18,967	17,359	9.3	34,123	31,807	7.3
Total Net Revenue	$54,649	$47,909	14.1%	$105,724	$92,176	14.7%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

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

Cost of Products and Services:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Cost of products and services (in thousands):
Wireline Products	$9,554	$8,202	16.5%	$18,339	$16,583	10.6%
Wireless/OEM Products	4,793	4,410	8.7	10,941	8,688	25.9
Global Services	4,417	1,656	166.7	5,963	3,186	87.2
Specialty Manufacturing/Other	2,431	2,171	12.0	5,435	3,639	49.4
Timing, Test and Measurement Division	10,431	8,580	21.6	18,436	15,558	18.5
Other cost of sales	913	1,177	(22.4)	1,653	2,418	(31.6)
Total Cost	$32,539	$26,196	24.2%	$60,767	$50,072	21.4%
Percentage of Revenue	59.5%	54.7%		57.5%	54.3%

The cost of products and services, including other cost of sales, increased by $6.3 million or 24.2% for the second quarter of fiscal 2007 compared with the same quarter of fiscal 2006. The cost of products and services for Wireline Products increased by $1.4 million or 16.5%, which was higher than the revenue increase of 11.7% due primarily to higher manufacturing variances incurred while increasing production levels. The cost of products and services for Wireless/OEM Products increased by $0.4 million or 8.7%, higher than the revenue increase of 4.9% due to higher manufacturing variances. The cost of products and services for Global Services increased $2.8 million or 166.7%, which is higher than the revenue increase of 74.0% due to a large volume increase in lower margin services related to installation of network upgrades for a major customer. The cost of products and services for Specialty Manufacturing/Other increased by $0.2 million or 12.0%, which is fairly consistent with the 9.9% revenue increase. The cost of products and services for Timing, Test and Measurement Division products increased by $1.9 million or 21.6%, which is higher than the revenue increase of 9.3%, due primarily to a volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products.

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

The cost of products and services, including other cost of sales, increased by $10.7 million or 21.4% during the first six months of fiscal 2007 compared with the first six months of fiscal 2006. The cost of products and services for Wireline products increased by $1.8 million or 10.6%, which was higher than the revenue increase of 8.8% due primarily to higher manufacturing variances incurred in the second fiscal quarter of 2007. The cost of products and services for Wireless/OEM products increased by $2.3 million or 25.9%, consistent with the revenue increase of 25.7%. The cost of products and services for Global Services products increased by $2.8 million or 87.2%, which was higher than the revenue increase of 43.6%, due to higher sales of lower margin services for installation of customer network upgrades. The cost of products and services for Specialty Manufacturing/Other products increased by $1.8 million or 49.4%, which was lower than the revenue increase of 54.1% due to savings related to increased production volume. The cost of products and services for Timing, Test and Measurement products increased by $2.9 million or 18.5%, which was higher than the revenue increase of 7.3% due primarily to volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products.

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

Gross Profit:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Gross profit (in thousands):
Wireline Products	$ 11,705	$ 10,823	8.1%	$ 23,760	$ 22,124	7.4%
Wireless/OEM Products	1,204	1,305	(7.7)	3,485	2,792	24.8
Global Services	1,121	1,526	(26.5)	2,411	2,646	(8.9)
Specialty Manufacturing/Other	457	457	—	1,267	711	78.2
Timing, Test and Measurement Division	8,536	8,779	(2.8)	15,687	16,249	(3.5)
Other cost of sales	(913)	(1,177)	(22.4)	(1,653)	(2,418)	(31.6)
Total Gross profit	$ 22,110	$ 21,713	1.8%	$ 44,957	$ 42,104	6.8%
Percentage of Revenue	40.5%	45.3%		42.5%	45.7%

Gross profit in the second quarter of fiscal 2007 increased by $0.4 million or 1.8% compared to the corresponding quarter of fiscal 2006. Gross profit for Wireline Products increased by $0.9 million or 8.1%, which was lower than the 11.7% revenue increase for the same period due primarily to higher manufacturing variances as previously discussed. Gross profit for the Wireless/OEM Products decreased by $0.1 million or 7.7%, which was lower than the revenue increase of 4.9% for the same period due to higher manufacturing variances. Gross profit for Global Services decreased $0.4 million or 26.5%, which was lower than the 74.0% revenue increase for the same period due to increased sales of lower margin services primarily related to a large volume of installation services to upgrade a major customer’s network. Gross profit for the Specialty Manufacturing/Other was flat, despite a revenue increase of 9.9%, due to slightly higher manufacturing variances. Gross profit for the Timing, Test and Measurement Division decreased by $0.2 million or 2.8%, which was lower than the revenue increase of 9.3% for the same period due primarily to a volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products and additional unfavorable sales mix on other products within the segment. Other cost of sales decreased $0.3 million or 22.4% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006. In addition, the second fiscal quarter included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.2 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Gross profit in the first six months of fiscal 2007 increased by $2.9 million or 6.8%, which was lower than the revenue increase of 14.7% for the first six months of fiscal 2006. Gross profit for the Wireline products increased by $1.6 million or 7.4%, which was slightly lower than the 8.8% revenue increase for the same period. Gross profit for the Wireless/OEM products increased by $0.7 million or 24.8%, which was slightly lower than the revenue increase of 25.7%. Gross profit for Global Services decreased by $0.2 million or 8.9%, which was lower than the 43.6% revenue increase for the same period due to a substantial increase in sales of lower margin services for installation of customer network upgrades. Gross profit for the Specialty Manufacturing/Other products increased by $0.6 million or 78.2%, which was higher than the revenue increase of 54.1% for the same period due to lower manufacturing costs as a result of higher volume. Gross profit for the Timing, Test and Measurement products decreased by $0.6 million or 3.5%, which was lower than the revenue increase of 7.3% for the same period due primarily to the addition of the higher cost products acquired from Timing Solutions Corporation and additional unfavorable sales mix on other products within the segment. Other cost of sales for the first six months of fiscal 2007 decreased $0.8 million or 31.6% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006. In addition, the first six months of fiscal 2007 included $0.1 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.3 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Operating Expenses

Research and Development Expense:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Research and development expense (in thousands)	$ 4,941	$ 4,578	7.9%	$ 9,714	$ 8,853	9.7%
Percentage of Revenue	9.0%	9.6%		9.2%	9.6%

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

Selling, General and Administrative, Including Amortization of Intangible Assets:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Selling, general and administrative including amortization of intangibles (in thousands)	$ 14,080	$ 14,001	0.6%	$ 27,547	$ 28,626	(3.8)%
Percentage of Revenue	25.8%	29.2%		26.1%	31.1%

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

These expenses decreased by 3.8% to $27.5 million for the first six months of fiscal 2007 compared to $28.6 million for the corresponding six months of fiscal 2006. This $1.0 million decrease in selling, general and administrative expenses was attributable primarily to lower salary costs as a result of a reduction in headcount in the fourth quarter of fiscal year 2006 for organizational realignment and new open positions.

Acquired In-process Research and Development:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Acquired in-process research and development (in thousands)	$ 518	$ —	100.0%	$ 518	$ —	100.0%
Percentage of Revenue	0.9%	—%		0.5%	—%

Acquired in-process research and development increased to $0.5 million during the second quarter of fiscal 2007 compared to no activity during the first six months of fiscal 2006. This expense relates to the acquisition of Timing Solutions Corporation (See Note 2 in the Notes to the condensed consolidated financial statements).

Interest Income:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest income (in thousands)	$ 2,396	$ 1,756	36.4%	$ 4,763	$ 3,311	43.9%
Percentage of Revenue	4.4%	3.7%		4.5%	3.6%

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

Interest Expense:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Interest expense (in thousands)	$ (1,214)	$ (1,253)	(3.1)%	$ (2,434)	$ (2,491)	(2.3)%
Percentage of Revenue	(2.2)%	(2.6)%		(2.3)%	(2.7)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense was $1.2 million in the second quarter of fiscal 2007, consistent with the corresponding quarter of fiscal 2006.

Interest expense for the first six months of fiscal 2007 was $2.4 million, consistent with the same period for fiscal 2006.

Income Taxes:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Income tax provision (in thousands)	$ 1,031	$ 982	5.0%	$ 2,989	$ 1,417	110.9%
Percentage of Revenue	1.9%	2.0%		2.8%	1.5%

Our income tax provision was $1.0 million in the second quarter of fiscal 2007, compared to a provision of $1.0 million in the corresponding quarter of fiscal 2006. Our effective tax rate in the second quarter of fiscal 2007 was 27.5%, compared to an effective tax rate of 27.0% in the corresponding period of fiscal 2006. The second quarter fiscal 2007 effective tax rate of 27.5% was lower than the first quarter fiscal 2007 effective tax rate of 34.0% due to the benefit of research and development tax credits.

For the first six months of fiscal 2007, our income tax provision was $3.0 million, compared to a provision of $1.4 million in the corresponding period of fiscal 2006. Our effective tax rate for the first six months of fiscal 2007 was 31.4% compared to an effective tax rate of 26.0% in the corresponding period of fiscal 2006. The primary reason for this increase in our tax rate is the expiration of Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico earnings from regular federal income tax. Section 936 expired at the end of fiscal 2006.

Net Income:

	Three Months Ended			Six Months Ended
	December 31,		Percentage	December 31,		Percentage
	2006	2005	Change	2006	2005	Change
Net income (in thousands)	$ 2,722	$ 2,655	2.5%	$ 6,518	$ 4,028	61.8%
Percentage of Revenue	5.0%	5.5%		6.2%	4.4%

As a result of the factors discussed above, we had net income of $2.7 million, or $0.06 per share, in the second quarter of fiscal 2007 compared to net income of $2.7 million, or $0.06 per share, during the corresponding quarter of fiscal 2006.

Net income for the first six months of fiscal 2007 was $6.5 million, or $0.14 per share compared to net income of $4.0 million, or $0.09 per share for the same period of fiscal 2006.

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

Liquidity and Capital Resources

As of December 31, 2006, working capital was $230.2 million compared to $222.3 million as of June 30, 2006. Cash and cash equivalents as of December 31, 2006 decreased to $74.8 million from $82.2 million as of June 30, 2006. This decrease was primarily the result of cash used in the acquisition of Timing Solutions Corporation and purchases of short-term investments. Short-term investments increased from $106.7 million as of June 30, 2006 to $113.9 million as of December 31, 2006. This increase was attributable primarily to the cash flow from operations generated in the first six months of fiscal 2007.

The $9.5 million net cash provided by operating activities in the first six months of fiscal 2007 was primarily attributable to net income of $6.5 million, non-cash expenses related to depreciation and amortization of $4.5 million, deferred income taxes of $2.1 million, stock-based compensation expenses of $2.5 million and a $1.3 million increase in accrued compensation. This was partially offset by an accounts receivable increase of $2.0 million, an accounts payable decrease of $2.6 million, an increase in prepaids and other assets of $2.4 million, and an increase in inventory of $1.2 million. The $15.9 million net cash used for investing activities in the first six months of fiscal 2007 was primarily attributable to $24.9 million in purchases of short-term investments that was partially offset by $17.9 million in maturities of short-term investments. The $1.1 million net cash used for financing activities was primarily attributable to $2.0 million used to repurchase common stock, that was partially offset by $1.2 million relating to proceeds from the issuance of common stock.

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

Item 4. Controls and Procedures

As disclosed in the Explanatory Note on page 2 of this Form 10-Q/A and in Note 16 of our consolidated financial statements included in this Form 10-Q/A, the Audit Committee of the Board of Directors of Symmetricom, following a review by and on the recommendation of the Company’s management, concluded that the financial statements for the quarter and six months ended December 31, 2006 could no longer be relied upon. This was due to both an operating deficiency in the completeness and accuracy of the recording of outsourced labor expenses in a manual spreadsheet, and a design deficiency in the subsequent review process. To correct this material weakness in the internal control environment, management is in the process of instituting changes in its controls and procedures that we feel will ensure the completeness and accuracy of the recording of these expenses in the future.

Evaluation of Disclosure Controls and Procedures

As disclosed in the initial filing of our Form 10-Q for the quarter ended December 31, 2006, based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. However, in connection with the filing of this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2006, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 solely because of the material weakness described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above under this Item 4, management is in the process of instituting changes in our accounting procedures to help ensure the completeness and accuracy of the recording of expenses for outsourced labor.

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

Our critical business and manufacturing facilities in Puerto Rico, Beverly, Massachusetts, San Jose, California, Santa Rosa, California, Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, and flood plains, and the occurrence of these events or other catastrophic disasters, could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the six months ended December 31, 2006:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
July 1, 2006 through July 31,2006	—	—	3,500
August 1, 2006 through August 31, 2006	84,989	$ 7.22	3,000
September 1, 2006 through September 30, 2006	182,648	7.76	1,750
Total	267,637	$ 7.59	8,250

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

SYMMETRICOM, INC.
(Registrant)

DATE: May 1, 2007	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 1, 2007	By:	/s/ WILLIAM SLATER
William Slater
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.