Form 10-Q
period 2007-03-31
SYMMETRICOM INC
filed 2007-05-09
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding
Class	as of April 30, 2007
Common Stock	46,415,611

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$52,656	$82,193
Short-term investments	124,694	106,696
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $888	34,734	33,015
Inventories	36,795	30,717
Prepaids and other current assets	12,375	10,240
Total current assets	261,254	262,861
Property, plant and equipment, net	26,664	26,553
Goodwill	58,123	45,899
Other intangible assets, net	16,814	8,200
Deferred taxes and other assets	43,225	48,405
Note receivable from employee	500	500
Total assets	$406,580	$392,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,806	$13,359
Accrued compensation	13,360	10,352
Accrued warranty	3,598	3,547
Other accrued liabilities	13,655	12,024
Current maturities of long-term obligations	1,496	1,286
Total current liabilities	44,915	40,568
Long-term obligations	125,877	126,670
Deferred income taxes	334	619
Total liabilities	171,126	167,857
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,755 shares issued and 46,326 shares outstanding at March 31, 2007; 47,662 shares issued and 45,743 outstanding at June 30, 2006	184,115	181,696
Accumulated other comprehensive income	464	263
Retained earnings	50,875	42,602
Total stockholders’ equity	235,454	224,561
Total liabilities and stockholders’ equity	$406,580	$392,418

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenue	$51,943	$41,532	$150,964	$129,358
Cost of products and services	26,238	22,029	79,916	66,043
Amortization of purchased technology	966	774	2,541	2,849
Integration and restructuring charges	110	425	188	769
Impairment of purchased technology	—	1,198	—	1,198
Gross profit	24,629	17,106	68,319	58,499
Operating expenses:
Research and development	6,453	4,886	16,168	13,739
Selling, general and administrative	15,808	13,721	43,050	42,024
Acquired in-process research and development	(330)	—	188	—
Amortization of intangibles	272	117	534	404
Integration and restructuring charges	196	—	196	—
Impairment of goodwill	—	6,963	—	6,963
Operating income (loss)	2,230	(8,581)	8,183	(4,631)
Interest income	2,212	1,983	6,976	5,294
Interest expense	(1,208)	(1,252)	(3,641)	(3,744)
Income (loss) before income taxes	3,234	(7,850)	11,518	(3,081)
Income tax provision (benefit)	1,130	(2,154)	3,630	(1,007)
Income (loss) from continuing operations	2,104	(5,696)	7,888	(2,074)
Gain (loss) from discontinued operations, net of tax	(349)	509	385	915
Net income (loss)	$1,755	$(5,187)	$8,273	$(1,159)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.17	$(0.05)
Gain (loss) from discontinued operations	(0.01)	0.01	0.01	0.02
Net income (loss)	$0.04	$(0.11)	$0.18	$(0.03)
Weighted average shares outstanding—basic	45,596	46,003	45,563	46,088

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.17	$(0.05)
Gain (loss) from discontinued operations	(0.01)	0.01	0.01	0.02
Net income (loss)	$0.04	$(0.11)	$0.18	$(0.03)
Weighted average shares outstanding—diluted	46,594	46,003	46,465	46,088

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,273	$(1,159)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets		8,161
Expensed in-process research and development	188	—
Depreciation and amortization	7,035	7,805
Deferred income taxes	2,818	(1,815)
Loss on disposal of fixed assets	7	177
Stock-based compensation	4,406	3,656
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(551)	(3,211)
Inventories	(4,510)	(1,696)
Prepaids and other assets	(1,235)	1,182
Accounts payable	(768)	(489)
Accrued compensation	2,424	969
Other accrued liabilities	924	464
Net cash provided by operating activities	19,011	14,044
Cash flows from investing activities:
Purchases of short-term investments	(42,420)	(25,647)
Maturities of short-term investments	24,639	60,086
Purchases of plant and equipment	(3,623)	(7,238)
Acquisition and related costs, net of cash acquired	(23,385)	(8,032)
Net cash provided by (used for) investing activities	(44,789)	19,169
Cash flows from financing activities:
Repayment of long-term obligations	(1,835)	(794)
Proceeds from issuance of common stock	1,858	1,592
Stock option income tax benefit	138	592
Repurchase of common stock	(3,982)	(7,752)
Net cash used for financing activities	(3,821)	(6,362)
Effect of exchange rate changes in cash	62	119
Net increase (decrease) in cash and cash equivalents	(29,537)	26,970
Cash and cash equivalents at beginning of period	82,193	105,635
Cash and cash equivalents at end of period	$52,656	$132,605
Non-cash investing and financing activities:
Unrealized gain on securities, net	$138	$19
Cash payments for:
Interest	2,233	2,844
Income taxes	1,767	961

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2007.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  Deferred revenue of $1.1 million as of June 30, 2006 that was previously reported as other accrued liabilities in current liabilities has been reclassified as long-term obligations. As of March 31, 2007, $1.1 million of deferred revenue was included in long-term obligations.

Note 2. Acquisitions

QoSmetrics

On January 2, 2007, we completed the acquisition of QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television) and other triple play services.  QoSmetrics' results are included in our condensed consolidated statements of operations effective January 2, 2007.  We acquired QoSmetrics S.A. because of the demonstrated success of its product offerings with leading providers of triple play services, and due to our estimation of the unique capabilities of its technology base.  Moreover, its target customers, as well as certain of its proprietary product features, are highly complementary with key parts of Symmetricom's current operations.  The purchase price of approximately $16.8 million was paid in cash.  The purchase price was allocated to the assets acquired and the liabilities assumed based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition.  We utilized an outside valuation consultant to assist with the determination of the purchase price allocation, based on a fair value of the intangible assets.

The purchase price was allocated to QoSmetrics’ assets and liabilities as follows (in thousands):

Cash and cash equivalents	$172
Accounts receivable	556
Inventories	114
Prepaids and other current assets	225
Property, plant and equipment	242
Intangible assets	7,127
Goodwill	10,119
Deferred revenue	(123)
Liabilities assumed	(1,597)
Total purchase price	$16,835

Timing Solutions Corporation

On October 2, 2006, we completed the acquisition of Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. TSC’s results are included in our condensed consolidated statements of operations effective October 2, 2006. We acquired TSC because it has a high-end timing technology that is fundamental to building our next generation products, which we believe will allow us to introduce new products into the market at a faster rate. This acquisition also further strengthens our leadership position in the time and frequency technology field. The total purchase price of approximately $8.6 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We utilized an outside valuation consultant to assist with the determination of the purchase price allocation, based on a fair value of the intangible assets.

The purchase price was allocated to TSC’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$1,860
Accounts receivable	612
Inventories	1,454
Prepaids and other current assets	301
Property, plant and equipment	217
In-process research and development	188
Intangible assets	4,551
Goodwill	2,028
Deferred tax liability	(1,540)
Liabilities assumed	(1,089)
Total purchase price	$8,582

Note 3. Discontinued Operation

During the third quarter of fiscal 2007, we discontinued the operation of our Specialty Manufacturing/Other business segment.  Specialty Manufacturing/Other was part of our Telecommunications Solutions Division.   This has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations. During first nine months of fiscal 2007, we recognized a $0.4 million gain, or $0.01 per share, net of taxes, all of which was attributable to income from discontinued operations.

Note 4. Summary of Significant Accounting Policies

Fiscal Period

Symmetricom’s fiscal period ends on the Sunday closest to month-end. For ease of presentation, all periods are referred to as ending on month-end. All references to the quarter refer to Symmetricom’s fiscal quarter. Our fiscal quarters covered by this report ended on April 1, 2007 and April 2, 2006.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $2.8 million as of March 31, 2007. We expect to bill $2.0 million of this amount in fiscal 2007 and the remainder in fiscal 2008.

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

Note 5. Integration and Restructuring Charges

During fiscal 2006 we recorded integration and restructuring charges totaling $1.2 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which was recorded as cost of sales and paid out in the same year.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended June 30, 2006 and the nine-month period ended March 31, 2007:

	Balance at			Balance at
	June 30,	Expense		June 30,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

	Balance at			Balance at
	June 30,	Expense		March 31,
	2006	Additions	Payments	2007
	(in thousands)
Facilities (fiscal 2004)	$254	$—	$(92)	$162
All other integration and restructuring changes (fiscal 2004)	578	—	(67)	511
All other integration and restructuring changes (fiscal 2007)	—	384	(384)	—
Total	$832	$384	$(543)	$673

The accrued balance of the $0.2 million lease loss accrual for facilities as of March 31, 2007 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $0.3 million for the Timing Solutions Corporation acquisition and $1.2 million for the QoSmetrics acquisition.

Note 6. New Accounting Pronouncements

   In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We do not believe that SFAS No. 158 will have a material impact on our consolidated balance sheet and statement of operations.

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$2,104	$(5,696)	$7,888	$(2,074)
Gain (loss) from discontinued operations	(349)	509	385	915
Net income (loss)	$1,755	$(5,187)	$8,273	$(1,159)

Shares (Denominator):
Weighted average common shares outstanding	46,284	46,003	46,133	46,088
Weighted average common shares outstanding subject to repurchase	(688)	—	(570)	—
Weighted average shares outstanding—basic	45,596	46,003	45,563	46,088
Weighted average dilutive share equivalents from stock options and warrants	757	—	737	—
Weighted average common shares dilutive subject to repurchase	241	—	165	—
Weighted average shares outstanding—diluted	46,594	46,003	46,465	46,088
Net earnings per share - basic	$0.04	$(0.11)	$0.18	$(0.03)
Net earnings per share - diluted	$0.04	$(0.11)	$0.18	$(0.03)

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Stock options and warrants	3,036	4,438	2,909	4,779
Common shares subject to repurchase	—	35	52	182
Total shares of common stock excluded from diluted net earnings per share calculation	3,036	4,473	2,961	4,961

We account for our contingent convertible subordinated notes in accordance with Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible subordinated notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible subordinated notes were included in our diluted earnings per share as of March 31, 2007.  See Note 12 for a description of our contingent convertible subordinated notes.

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31,	June 30,
	2007	2006
	(In thousands)
Raw materials	$18,882	$15,354
Work-in-process	10,060	9,043
Finished goods	7,853	6,320
	$36,795	$30,717

Note 9. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows for the different segments of Symmetricom:

	Wireline	Timing, Test and Measurement	Quality of Experience Assurance	Total
	(in thousands)
Balances as of June 30, 2006	$27,917	$17,982	$—	$45,899
Addition (TSC Acquistion, See Note 2)	—	2,028	—	2,028
Addition (QoSmetrics Acquistion, See Note 2)	—	—	10,119	10,119
Addition (Agilent acquisition final adjustment)	—	77	—	77
Balances as of March 31, 2007	$27,917	$20,087	$10,119	$58,123

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values. Such allocations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of March 31, 2007 and June 30, 2006 consist of:

	Gross			Net
	Carrying		Accumulated	Intangible
	Amount	Acquisition	Amortization	Assets
	(in thousands)
Purchased technology	$22,671	$—	$15,515	$7,156
Customer lists, trademarks, other	3,973	—	2,929	1,044
Balances as of June 30, 2006	$26,644	$—	$18,444	$8,200
Purchased technology	$22,690	$5,762	$17,638	$10,814
Customer lists, trademarks, other	3,973	5,916	3,889	6,000
Balances as of March 31, 2007	$26,663	$11,678	$21,527	$16,814

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)

2007 (remaining three months)	$1,142
2008.	3,513
2009.	3,071
2010	2,789
2011	2,574
2012	2,022
Thereafter	1,703
Total amortization	$16,814

Intangible asset amortization expense for the nine months ended March 31, 2007 and 2006 was approximately $3.1 million and $3.3 million, respectively.

Increases in intangible assets for the nine months ended March 31, 2007 resulted from the acquisition of Timing Solutions Corporation and the acquisition of QoSmetrics.  Increases in intangible assets related to Timing Solutions Corporation included $1.8 million relating to customer relationships, $1.4 million relating to developed technology, $1.0 million relating to backlog, and $0.2 million relating to trade name. Increases in intangible assets related to QoSmetrics included $1.2 million relating to customer relationships, $4.4 million relating to developed technology, and $1.5 million relating to trade name.

For the intangibles related to the Timing Solutions Corporation acquisition, the weighted-average amortization period in total is 6 years, 6 months.  The weighted-average amortization period by major intangible asset class is as follows:

•                  Customer relationships – 11 years, 9 months

•                  Developed technology – 4 years, 9 months

•                  Backlog – 1 year

•                  Trade Name – 3 years, 9 months

For the intangibles related to the QoSmetrics acquisition, the weighted-average amortization period in total is 5 years, 6 months.  The weighted-average amortization period by major intangible asset class is as follows:

•                  Customer relationships – 5 years, 6 months

•                  Developed technology – 5 years, 6 months

•                  Trade Name – 5 years, 6 months

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$1,755	$(5,187)	$8,273	$(1,159)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	12	41	63	119
Unrealized gain on investments	23	(26)	139	19
Other comprehensive income	35	15	202	138
Total comprehensive income (loss).	$1,790	$(5,172)	$8,475	$(1,021)

Note 11. Stockholders’ Equity

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

Effective August 4, 2005, the Symmetricom Board of Directors approved a change in the terms for stock options granted on and after August 4, 2005 under the employee stock option plans to provide that the life of a new stock option will be 5 years instead of 10 years. On October 26, 2006 at our annual meeting of shareholders, the shareholders approved the 2006 Incentive Award Plan that included an additional 3.7 million shares for future issuance.  For the three months ended March 31, 2007, we granted non performance-based options to purchase 432,500 shares of Symmetricom’s common stock, and awarded 184,250 shares of restricted stock.  In addition we granted performance-based options to purchase 295,000 shares.  Our right to repurchase restricted shares generally lapses over the same three-year term as the vesting period applicable to the stock options. We received $1.9 million from the exercise of stock options during the nine months ended March 31, 2007.

		Non Performance-based Options		Performance-based Options		Restricted Stock Outstanding
		Outstanding		Outstanding			Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted - options	(968)	968	8.20	—	—	—	—
Granted - perfomance-based options	(295)	—	—	295	8.53	—	—
Granted - restricted shares	(705)	—	—	—	—	705	7.73
Exercised	—	(370)	5.02	—	—	—	—
Vested	—	—	—	—	—	(40)	9.41
Canceled	132	(132)	9.11	—	—	(18)	8.70
Expired	(3)	—	—	—	—	—	—
Balances at March 31, 2007	3,178	4,865	$7.53	295	$8.53	831	$7.98

The weighted average estimated fair value of options granted was $3.21 per share in the third quarter of fiscal 2007 and $3.89 per share in the corresponding quarter of fiscal 2006. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months and six months ended March 31, 2007 and 2006, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Expected life after vesting (in years)	1.3	0.9	1.3	0.9
Risk-free interest rate	4.7%	4.7%	4.7%	4.4%
Volatility	43.78%	58.65%	47.84%	57.17%

Volatility is based on a combination of both historical and implied, as we believe this is more reflective of market conditions, and a better indicator of expected volatility than historical only.

We recorded stock-based compensation expenses of $1.9 million and $1.3 million in the third quarter of fiscal 2007 and 2006, respectively, and $4.4 million and $3.7 million in the nine months ended March 31, 2007 and 2006, respectively, which includes the net cumulative impact of 5.0 % estimated future annual forfeitures in the determination of the expense in both periods, rather than recording forfeitures when they occur.

Stock Repurchase Program

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of March 31, 2007.

During the first nine months of fiscal 2007, we repurchased 501,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $3.9 million.  A further 9,153 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of certain employees, 17,550 shares of restricted stock were forfeited pursuant to existing agreements.

As of March 31, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

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

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to the $2.7 million industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank.

Long-term obligations consist of:

	March 31,	June 30,
	2007	2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,078	$1,050
Capital lease	3,023	3,913
Less—current maturities	(1,360)	(1,216)
Lease loss accrual	99	145
Lease accrual	353	151
Bond payable	2,405	2,405
Less—current maturities	—	(70)
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	279	292
Total	$125,877	$126,670

Note 13. Contingencies

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously.  As of March 31, 2007, we had an accrual of $0.5 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

Note 14. Business Segment Information

Symmetricom is organized into five reportable segments that are within three divisions:

Telecom Solutions Division

There are three reportable segments within the Telecom Solutions Division:

•                  Wireline Products consist principally of Building Integrated Timing Supply, or BITS, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks.

•                  Wireless/OEM Products includes our OEM base station timing products that are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites.

•                  Global Services offers a broad portfolio of services for our customers around the world.

Timing, Test and Measurement Division

The Timing, Test and Measurement Division products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies for government, power utilities, aerospace, defense and enterprise markets.

Quality of Experience Assurance Division

The Quality of Experience (QoE) Assurance Division products are hardware and software-based probes (and/or embedded agents) that are distributed throughout an IP (Internet Protocol) network in order to monitor network and application performance.  The primary application for these system-level solutions are to ensure end users’ Quality of Experience, or “QoE”, for IPTV (Internet Protocol Television) and other IP-based video services, as well as to provide diagnostic capabilities based on various IP network performance and VoIP (Voice over Internet Protocol) quality metrics.

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit. As a result of the reorganization realignment that was initiated in our fourth quarter of fiscal 2006, we are currently in the process of assessing the segments within the Telecom Solutions Division, which may impact future segment reporting.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$24,215	$19,029	$66,313	$57,736
Wireless/OEM Products	6,695	5,716	21,121	17,196
Global Services	3,299	3,444	11,673	9,276
Timing, Test and Measurement Division	17,364	13,343	51,487	45,150
Quality of Experience Assurance Division	370	—	370	—
Total net revenue	51,943	41,532	150,964	129,358
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,701	8,539	28,039	25,122
Wireless/OEM Products	4,847	4,576	15,788	13,264
Global Services	2,427	1,376	8,391	4,562
Timing, Test and Measurement Division	9,183	7,538	27,618	23,096
Quality of Experience Assurance Division	80	—	80	—
Other cost of sales*	1,076	2,397	2,729	4,815
Total cost of sales	27,314	24,426	82,645	70,859
Gross profit:
Telecom Solutions Division:
Wireline Products	14,514	10,490	38,274	32,614
Wireless/OEM Products	1,848	1,140	5,333	3,932
Global Services	872	2,068	3,282	4,714
Timing, Test and Measurement Division	8,181	5,805	23,869	22,054
Quality of Experience Assurance Division	290	—	290	—
Other cost of sales*	(1,076)	(2,397)	(2,729)	(4,815)
Total gross profit	$24,629	$17,106	$68,319	$58,499

Gross margin:
Telecom Solutions Division:
Wireline Products	59.9%	55.1%	57.7%	56.5%
Wireless/OEM Products	27.6%	19.9%	25.2%	22.9%
Global Services	26.4%	60.0%	28.1%	50.8%
Timing, Test and Measurement Division	47.1%	43.5%	46.4%	48.8%
Quality of Experience Assurance Division	78.4%	—%	78.4%	—%
Other cost of sales*	(2.1)%	(5.8)%	(1.8)%	(3.7)%
Total gross margin	47.4%	41.2%	45.3%	45.2%

* Includes amortization and impairment of purchased technology and applicable integration and restructuring charges.

One customer in our Wireline Products segment accounted for in excess of 10.0% of our net revenue in both the first and second quarters of fiscal 2007, or $5.4 million and $8.8 million respectively.  In the third quarter of fiscal 2007, a different customer in our Wireline Products segment accounted for in excess of 10.0% of our net revenue, or $9.1 million. No customers accounted for 10.0% or more of our net revenue during the four quarters of fiscal 2006.

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

Changes in our accrued warranty liability during the first nine months of fiscal 2007 and 2006 were as follows:

	Nine Months Ended
	March 31,
	2007	2006
	(In thousands)
Beginning balance	$3,547	$3,338
Provision for warranty	1,782	1,741
Provision for warranty - Timing Solutions Corp. acquisition	120	—
Provision for warranty - acquisition of Agilent product line	—	442
Less: Actual warranty costs	(1,851)	(1,952)
Ending balance	$3,598	$3,569

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

On January 2, 2007, we completed the acquisition of QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television) and other triple play services.  The purchase price of approximately $16.8 million was paid in cash.  The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition.

On October 2, 2006, we completed the acquisition of Timing Solutions Corporation, a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. This acquisition further strengthens and broadens our leadership position in the time and frequency field, as well as brings new technology to address the Test & Measurement market. The total purchase price of approximately $8.6 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on our estimate of the fair value for purchase accounting purposes at the date of acquisition.

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

We currently operate a subsidiary in Puerto Rico under a grant providing partial exemption from Puerto Rico taxes through fiscal 2021. Consistent with a resolution adopted by the Symmetricom, Inc. board of directors and effective July 2006, this subsidiary elected to indefinitely reinvest its future earnings outside the United States. Under the applicable accounting rules, earnings of this subsidiary, as of July 2006, are not subject to U.S. taxes, because its earnings will not be repatriated back to Symmetricom, Inc. Through the end of fiscal 2006, this Puerto Rico subsidiary was taxed under Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico source earnings, subject to various limitations, from regular federal income tax. Section 936 expired as of the end of fiscal 2006. Taxes were provided on this subsidiary’s earnings through June 2006, because we intend to remit all of these earnings to Symmetricom, Inc.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and nine months ended March 31, 2007 and 2006:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net revenue
Telecom Solutions Division:
Wireline Products	46.6%	45.8%	44.0%	44.6%
Wireless/OEM Products	12.9%	13.8%	14.0%	13.3%
Global Services	6.4%	8.3%	7.7%	7.2%
Timing, Test and Measurement Division	33.4%	32.1%	34.1%	34.9%
Quality of Experience Assurance Division	0.7%	—%	0.2%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	50.5%	53.0%	52.9%	51.1%
Amortization of purchased technology	1.9%	1.9%	1.7%	2.2%
Integration and restructuring charges	0.2%	1.0%	0.1%	0.6%
Impairment of purchased technology	—%	2.9%	—%	0.9%
Gross profit	47.4%	41.2%	45.3%	45.2%
Operating expenses:
Research and development	12.4%	11.8%	10.7%	10.6%
Selling, general and administrative	30.4%	33.0%	28.5%	32.5%
Acquired in-process research and development	(0.6)%	—%	0.1%	—%
Amortization of intangibles	0.5%	0.3%	0.4%	0.3%
Integration and restructuring charges	0.4%	—%	0.1%	—%
Impairment of goodwill	—%	16.8%	—%	5.4%
Income (loss) from operations	4.3%	(20.7)%	5.4%	(3.6)%
Interest income	4.3%	4.8%	4.6%	4.1%
Interest expense	(2.3)%	(3.0)%	(2.4)%	(2.9)%
Income (loss) before income taxes	6.2%	(18.9)%	7.6%	(2.4)%
Income tax provision	2.2%	(5.2)%	2.4%	(0.8)%
Income (loss) from continuing operations	4.1%	(13.7)%	5.2%	(1.6)%
Gain (loss) from discontinued operations, net of tax	(0.7)%	1.2%	0.3%	0.7%
Net income (loss)	3.4%	(12.5)%	5.5%	(0.9)%

Net Revenue:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Net revenue (in thousands):
Wireline Products	$24,215	$19,029	27.3%	$66,313	$57,736	14.9%
Wireless/OEM Products	6,695	5,716	17.1	21,121	17,196	22.8
Global Services	3,299	3,444	(4.2)	11,673	9,276	25.8
Timing, Test and Measurement Division	17,364	13,343	30.1	51,487	45,150	14.0
Quality of Experience Assurance Division	370	—	100.0	370	—	100.0
Total Net Revenue	$51,943	$41,532	25.1%	$150,964	$129,358	16.7%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2007, net revenue increased by $10.4 million to $51.9 million from $41.5 million in the corresponding quarter of fiscal 2006.  This increase was primarily attributable to a $5.2 million or 27.3% increase in revenue from Wireline Products due primarily to a large project from one of our major customers to upgrade its network. In addition, the Timing, Test and Measurement Division revenue increased $4.0 million or 30.1%, which included a $2.3 million increase due to the Timing Solutions Corporation products acquired on October 2, 2006 and revenue from the Wireless/OEM Products increased $1.0 million or 17.1%.  Revenue for the Quality of Experience Assurance Division, which was acquired on January 2, 2007, for the third quarter of fiscal 2007 was $0.4 million. Revenue for the Global Services segment decreased $0.1 million or 4.2% compared to the same period of fiscal 2006 because the prior year revenue included revenue for a large repair program for a major customer.

 In the first nine months of fiscal 2007, net revenue increased $21.6 million or 16.7% to $151.0 million from $129.4 million in the corresponding period of fiscal 2006.  The increase was primarily attributable to a $8.6 million or 14.9% increase in Wireline Products revenue and a $2.4 million or 25.8% increase in Global Services revenue, both due to higher sales of products and installation services to major customers for network upgrades. Wireless/OEM Products increased $3.9 million or 22.8% due to higher volume to two OEM customers, including a first deployment in China.  Timing, Test and Measurement Division revenue increased $6.3 million or 14.0% due primarily to the acquisition of Timing Solutions Corporation on October 2, 2006.

Cost of Products and Services:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Cost of products and services (in thousands):
Wireline Products	$9,701	$8,539	13.6%	$28,039	$25,122	11.6%
Wireless/OEM Products	4,847	4,576	5.9	15,788	13,264	19.0
Global Services	2,427	1,376	76.4	8,391	4,562	83.9
Timing, Test and Measurement Division	9,183	7,538	21.8	27,618	23,096	19.6
Quality of Experience Assurance Division	80	—	100.0	80	—	100.0
Other cost of sales	1,076	2,397	(55.1)	2,729	4,815	(43.3)
Total Cost	$27,314	$24,426	11.8%	$82,645	$70,859	16.6%
Percentage of Revenue	52.6%	58.8%		54.7%	54.8%

The cost of products and services, including other cost of sales, increased by $2.9 million or 11.8% for the third quarter of fiscal 2007 compared with the same quarter of fiscal 2006. The cost of products and services for Wireline Products increased by $1.2 million or 13.6%, which was lower than the revenue increase of 27.3% due primarily to favorable sales mix related to increased sales of higher margin products for major network upgrades. The cost of products and services for Wireless/OEM Products increased by $0.3 million or 5.9%, which is also lower than the revenue increase of 17.1% due to selling price increases and favorable sales mix as a result of increased sales of higher margin products. The cost of products and services for Global Services increased $1.1 million or 76.4%, which is higher than the revenue decrease of 4.2% due to a higher volume in lower margin services related to installation of customer network upgrades and also because the prior year included sales of higher margin repair services to a major customer. The cost of products and services for Timing, Test and Measurement Division products increased by $1.6 million or 21.8%, which is lower than the revenue increase of 30.1%, due primarily to a volume increase in sales of higher margin products.

Other cost of sales decreased $1.3 million or 55.1% due primarily to the $1.2 million impairment of purchased technology write off for the Wireless/OEM Products segment in the third quarter of fiscal 2006.

The cost of products and services, including other cost of sales, increased by $11.8 million or 16.6% during the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006. The cost of products and services for Wireline Products increased by $2.9 million or 11.6%, which was lower than the revenue increase of 14.9% due primarily to favorable sales mix related to increased sales of higher margin products for major network upgrades.  The cost of products and services for Wireless/OEM Products increased by $2.5 million or 19.0%, which was lower than the revenue increase of 22.8%, due primarily to selling price increases and favorable mix as of result of increased sales of higher margin products. The cost of products and services for Global Services increased by $3.8 million or 83.9%, which was higher than the revenue increase of 25.8%, due primarily to higher sales of lower margin services for installation of customer network upgrades and because the same period in the prior year included repair revenue for a major project at a higher margin. The cost of products and services for Timing, Test and Measurement Division increased by $4.5 million or 19.6%, which was higher than the revenue increase of 14.0% due primarily to volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products. The cost of products and services for the Quality of Experience Assurance Division, which was acquired on January 2, 2007, was $0.1 million for the third quarter of fiscal 2007.

Other cost of sales for the first nine months of fiscal 2007 decreased $2.1 million or 43.3% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006 and also because the prior year period included a $1.2 million impairment charge for the write off of this purchased technology.  In addition, the first nine months of fiscal 2007 included $0.2 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.8 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Gross Profit:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change

Gross profit (in thousands):
Wireline Products	$14,514	$10,490	38.4%	$38,274	$32,614	17.4%
Wireless/OEM Products	1,848	1,140	62.1	5,333	3,932	35.6
Global Services	872	2,068	(57.8)	3,282	4,714	(30.4)
Timing, Test and Measurement Division	8,181	5,805	40.9	23,869	22,054	8.2
Quality of Experience Assurance Division	290	—	100.0	290	—	100.0
Other cost of sales	(1,076)	(2,397)	(55.1)	(2,729)	(4,815)	(43.3)
Total Gross profit	$24,629	$17,106	44.0%	$68,319	$58,499	16.8%
Percentage of Revenue	47.4%	41.2%		45.3%	45.2%

Gross profit in the third quarter of fiscal 2007 increased by $7.5 million or 44.0% compared to the corresponding quarter of fiscal 2006.  Gross profit for Wireline Products increased by $4.0 million or 38.4%, which was higher than the 27.3% revenue increase for the same period due primarily to favorable sales mix related to increased sales of higher margin products for major network upgrades. Gross profit for the Wireless/OEM Products increased by $0.7 million or 62.1%, which was higher than the revenue increase of 17.1% for the same period due primarily to selling price increases and favorable mix as of result of increased sales of higher margin products. Gross profit for Global Services decreased $1.2 million or 57.8%, which was lower than the 4.2% revenue decrease for the same period due to increased sales of lower margin installation services and because the same period in the prior year included repair revenue for a major project at a higher margin.  Gross profit for the Timing, Test and Measurement Division increased by $2.4 million or 40.9%, which was higher than the revenue increase of 30.1% for the same period due primarily to a volume increase in sales of higher margin products. Gross profit for the Quality of Experience Assurance Division, which was acquired on January 2, 2007, was $0.3 million.

Other cost of sales decreased $1.3 million or 55.1% due primarily to the $1.2 million impairment of purchased technology write off for the Wireless/OEM Products segment in the third quarter of fiscal 2006.

Gross profit in the first nine months of fiscal 2007 increased by $9.8 million or 16.8%, which was fairly consistent with the revenue increase of 16.7% for the first nine months of fiscal 2006.  Gross profit for the Wireline Products increased by $5.7 million or 17.4%, which was slightly higher than the 14.9% revenue increase for the same period. Gross profit for the Wireless/OEM products increased by $1.4 million or 35.6%, which was higher than the revenue increase of 22.8%. Gross profit for Global Services decreased by $ 1.4 million or 30.4%, which was lower than the 25.8% revenue increase for the same period due to increased sales of lower margin services for installation of customer network upgrades and because the same period in the prior year included repair revenue for a major project at a higher margin.  Gross profit for the Timing, Test and Measurement Division increased by $1.8 million or 8.2%, which was lower than the revenue increase of 14.0% for the same period due primarily to the addition of the higher cost products acquired from Timing Solutions Corporation.

Other cost of sales for the first nine months of fiscal 2007 decreased $2.1 million or 43.3% due primarily to the elimination of amortization of product technology for the Wireless/OEM Products segment which was written off as an impairment charge in the third quarter of fiscal 2006 and because the prior year period included a $1.2 million impairment charge for the write off of this purchased technology.  In addition, the first nine months of fiscal 2007 included $0.2 million for integration and restructuring charges for the Timing Solutions Corporation acquisition which was lower than the $0.8 million incurred in the same period of the prior year for the Agilent Technologies’ Frequency and Timing Standards product line acquisition, which was completed in fiscal 2006.

Operating Expenses

Research and Development Expense:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Research and development expense (in thousands)	$6,453	$4,886	32.1%	$16,168	$13,739	17.7%
Percentage of Revenue	12.4%	11.8%		10.7%	10.6%

Research and development expenses were $6.5 million for the third quarter of fiscal 2007 compared to $4.9 million for the corresponding period of fiscal 2006. The overall increase in the research and development expense was primarily attributable to the additional expenses related to the acquisition of Timing Solutions Corporation on October 2, 2006 and the Quality of Experience Assurance Division on January 2, 2007.

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $16.2 million during the first nine months of fiscal 2007 compared to $13.7 million for the first nine months of fiscal 2006. The overall increase in the research and development expense was primarily attributable to the additional expenses related to the acquisition of Timing Solutions Corporation on October 2, 2006 and the Quality of Experience Assurance Division on January 2, 2007. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Selling, General and Administrative:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Selling, general and administrative (in thousands)	$15,808	$13,721	15.2%	$43,050	$42,024	2.4%
Percentage of Revenue	30.4%	33.0%		28.5%	32.5%

Selling, general and administrative expense, including the amortization of intangibles, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments and part of the amortization expenses of our intangible assets. These expenses increased by 15.2% to $15.8 million for the third quarter of fiscal 2007 compared to $13.7 million for the corresponding quarter of fiscal 2006. This $2.1 million increase in selling, general and administrative expenses was primarily attributable to the increased expenses for the Quality of Experience Assurance Division acquired on January 2, 2007, a $0.3 million write off related to a sublease contract for our Santa Rosa facility, higher stock compensation expenses and higher commission expense for revenue increases. We expect selling, general and administrative expenses to increase accordingly when we fill these open positions.

These expenses increased by 2.4% to $43.1 million for the first nine months of fiscal 2007 compared to $42.0 million for the corresponding nine months of fiscal 2006. This $1.0 million increase in selling, general and administrative expenses was attributable primarily to the increased expenses for the Quality of Experience Assurance Division acquired on January 2, 2007 and higher stock compensation expenses.  Other expense increases for salary increases were substantially offset by lower salary expense due to the headcount reductions in the fourth quarter of fiscal year 2006 for organizational realignment which open positions were not filled for the majority of fiscal 2007.

Acquired In-process Research and Development:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Acquired in-process research and development (in thousands)	$(330)	$—	100.0%	$188	$—	100.0%
Percentage of Revenue	(0.6)%	—%		0.1%	—%

Acquired in-process research and development expenses were reduced by $0.3 million during the third quarter of fiscal 2007 for an adjustment to the expense related to the Timing Solutions acquisition (See Note 2 in the Notes to the condensed consolidated financial statements), which is a year to date expense of $0.2 million.

Integration and restructuring charges:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Integration and restructuring charges (in thousands)	$196	$—	100.0%	$196	$—	100.0%
Percentage of Revenue	0.4%	—%		0.1%	—%

Administrative related integration and restructuring charges of $0.2 million were incurred in the third quarter of fiscal 2007, all related to the QoSmetrics acquisition.

Impairment of goodwill:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Impairment of goodwill (in thousands)	$—	$6,963	(100.0)%	$—	$6,963	(100.0)%
Percentage of Revenue	—%	16.8%		—%	5.4%

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of goodwill principally related to our Wireless Products segment purchase in connection with the Datum acquisition in October 2002. For the first nine months of fiscal 2007 there were no charges associated with goodwill.

Interest Income:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Interest income (in thousands)	$2,212	$1,983	11.5%	$6,976	$5,294	31.8%
Percentage of Revenue	4.3%	4.8%		4.6%	4.1%

Interest income increased to $2.2 million during the second quarter of fiscal 2007 compared to $2.0 million during the corresponding quarter of fiscal 2006. This increase was due to higher average interest rates and an increase in short-term investments.

Interest income for the first nine months of fiscal 2007 was $7.0 million or 31.8% higher than $5.3 million for the same period of fiscal 2006. This increase was due to higher average interest rates and an increase in short-term investments.

Interest Expense:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Interest expense (in thousands)	$(1,208)	$(1,252)	(3.5)%	$(3,641)	$(3,744)	(2.8)%
Percentage of Revenue	(2.3)%	(3.0)%		(2.4)%	(2.9)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense was $1.2 million in the third quarter of fiscal 2007, slightly below the corresponding quarter of fiscal 2006.

Interest expense for the first nine months of fiscal 2007 was $3.6 million, slightly below the same period for fiscal 2006.

Income Taxes:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Income taxes (in thousands)	$1,130	$(2,154)	152.5%	$3,630	$(1,007)	460.5%
Percentage of Revenue	2.2%	(5.2)%		2.4%	(0.8)%

Our income tax provision was $1.1 million in the third quarter of fiscal 2007, compared to an income tax benefit of $2.2 million in the corresponding quarter of fiscal 2006. Our effective tax rate in the third quarter of fiscal 2007 was 34.9%, compared to an effective tax rate of 27.4% in the corresponding period of fiscal 2006.

For the first nine months of fiscal 2007, our income tax provision was $3.6 million, compared to an income tax benefit of $1.0 million in the corresponding period of fiscal 2006. Our effective tax rate for the first nine months of fiscal 2007 was 31.5% compared to an effective tax rate of 32.7% in the corresponding period of fiscal 2006.

Gain (loss) from discontinued operations, net of tax:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Gain (loss) from discontinued operations, net of tax (in thousands)	$(349)	$509	(168.6)%	$385	$915	(57.9)%
Percentage of Revenue	(0.7)%	1.2%		0.3%	0.7%

In the third quarter of fiscal 2007, we completed the closure of the contract manufacturing work conducted at our Puerto Rico facility, which was announced in April 2006. Symmetricom’s Telecom Solution Division revenues contain a Specialty Manufacturing/Other segment that is related to this contract manufacturing work. We anticipate exiting this non-core business during fiscal 2007 and reallocating the majority of the related manufacturing resources to other activities

Net Income:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
	2007	2006	Change	2007	2006	Change
Net income (in thousands)	$1,755	$(5,187)	133.8%	$8,273	$(1,159)	813.8%
Percentage of Revenue	3.4%	(12.5)%		5.5%	(0.9)%

As a result of the factors discussed above, we had net income of $1.8 million, or $0.04 per share, in the third quarter of fiscal 2007 compared to net loss of $5.2 million, or $0.11 per share, during the corresponding quarter of fiscal 2006.

Net income for the first nine months of fiscal 2007 was $8.3 million, or $0.18 per share compared to net loss of $1.2 million, or $0.03 per share for the same period of fiscal 2006.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. A comparison of these metrics for the third quarter of fiscal 2007 with the end of fiscal 2006 is listed below:

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

Our backlog amounted to $57.3 million as of March 31, 2007, compared to $51.7 million as of June 30, 2006. Our backlog, which is shippable within the next six months, was $45.3 million as of March 31, 2007, compared to $37.9 million as of June 30, 2006.

Contract Revenue:

As of March 31, 2007, we had approximately $8.3 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 30, 2006. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of March 31, 2007 comprised 855 regular employees and 76 temporary employees, compared to 802 regular employees and 63 temporary employees as of June 30, 2006.

Deferred Revenue:

Deferred revenue comprises deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors.

Deferred revenue for sales of goods with special terms was $0.2 million as of March 31, 2007, compared to $0.4 million as of June 30, 2006. Deferred revenue for maintenance contracts was $2.2 million as of March 31, 2007, compared to $2.2 million as of June 30, 2006. Deferred revenue for distributor return allowances was $0.2 million as of March 31, 2007, compared to $0.3 million as of June 30, 2006.  Deferred royalty revenue of $0.1 million was booked in the third quarter of fiscal 2007 and related to the QoSmetrics acquisition.

Liquidity and Capital Resources

As of March 31, 2007, working capital was $216.3 million compared to $222.3 million as of June 30, 2006. Cash and cash equivalents as of March 31, 2007 decreased to $52.7 million from $82.2 million as of June 30, 2006. This decrease was primarily the result of cash used in the acquisitions of Timing Solutions Corporation and QoSmetrics, and purchases of short-term investments. Short-term investments increased from $106.7 million as of June 30, 2006 to $124.7 million as of March 31, 2007. This increase was attributable primarily to the cash flow from operations generated in the first nine months of fiscal 2007.

The $19.0 million net cash provided by operating activities in the third quarter of fiscal 2007 was primarily attributable to net income of $8.3 million, non-cash expenses related to depreciation and amortization of $7.0 million, deferred income taxes of $2.8 million, stock-based compensation expenses of $4.4 million and a $2.4 million increase in accrued compensation.  This was partially offset by an accounts receivable increase of $0.6 million, an accounts payable decrease of $0.8 million, an increase in prepaids and other assets of $1.2 million, and an increase in inventory of $4.5 million. The $44.8 million net cash used for investing activities in the third quarter of fiscal 2007 was primarily attributable to $42.4 million in purchases of short-term investments and $23.4 million in acquisition and related cost, that was partially offset by $24.6 million in maturities of short-term investments. The $3.8 million net cash used for financing activities was primarily attributable to $4.0 million used to repurchase common stock and $1.8 million for repayment of long-term obligations, that was partially offset by $1.2 million relating to proceeds from the issuance of common stock.

Our total capital spending commitments outstanding as of March 31, 2007 were $1.6 million. Day sales outstanding in accounts receivable was 60 days as of March 31, 2007, compared to 59 days at June 30, 2006.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to increase the line of credit up to $10.0 million.  On November 1, 2006 the agreement was amended to lower the line of credit to $3.0 million.  The line of credit contains certain financial covenants and restrictions.  The line of credit expires on November 1, 2007.  No borrowings were outstanding as of March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2007, we had short-term investments of $124.7 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 31, 2007, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and therefore believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinate notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets at March 31, 2007, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On May 1, 2007 we filed Form 10-Q/A to amend our Form 10-Q for the quarter ended December 31, 2006, to correct a misstatement in our original filing.  In this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness in our control environment existed during the third quarter of fiscal 2007 and was not discovered until after March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, solely because of this material weakness.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As previously described in our amended quarterly report on Form 10-Q/A for the quarter and six months ended December 31, 2006, management is in the process of instituting changes in our accounting procedures to help ensure the completeness and accuracy of the recording of expenses for outsourced labor.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 13 — Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We have updated the following risk factors that were presented in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006:

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

A relatively small number of customers have historically accounted for a significant portion of our net revenue.  During fiscal 2006, no single customer accounted for 10% or more of our net revenue. However, in the first and second quarters of fiscal 2007, one customer accounted for more than 10% of our net revenue.  In the third quarter of fiscal 2007, another customer accounted for more than 10% of our net revenue. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

Our critical business and manufacturing facilities in Puerto Rico, Beverly, Massachusetts, San Jose, California, Santa Rosa, California, Camarillo, California, Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, and flood plains, and the occurrence of these events or other catastrophic disasters could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation that may be enacted in other countries, such as Japan and China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

We added the following risk factors during fiscal 2007:

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

The accounting method for convertible debt securities with net share settlement, like the notes, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method.  The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which event we are treated for earnings per share purposes as having issued the number of shares of our common stock necessary to settle the conversion.

The EITF is reviewing, among other things, the accounting method for net share settled securities.  A subcommittee of the EITF is considering a proposed method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately.  The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes.  Net income attributable to our common stockholders would be lower by recognizing accretion of the discounted carrying value of the convertible debt security to its face amount as additional interest expense.  The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the EITF deliberations and whether the EITF will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively.

We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results.  These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the nine months ended March 31, 2007:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
July 1, 2006 through July 31,2006	—	—	3,500
August 1, 2006 through August 31, 2006	84,989	$6.97	3,000
September 1, 2006 through September 30, 2006	182,648	7.76	1,750
November 1, 2006 through November 30, 2006	—	—	2,675
February 1, 2007 through February 28, 2007	2,964	8.79	—
March 1, 2007 through March 31, 2007	240,000	8.06	6,625
Total	510,601	$7.78	17,550

On August 18, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.3 million shares of Symmetricom common stock outstanding as of March 31, 2007.

During the first nine months of fiscal 2007, we repurchased 501,448 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $3.9 million.  A further 9,153 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of some employees, 17,550 shares of restricted stock were forfeited pursuant to existing agreements.

As of March 31, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

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

SYMMETRICOM, INC.
(Registrant)

DATE: May 09, 2007	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 09, 2007	By:	/s/ WILLIAM SLATER
William Slater
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.