Form 10-Q/A
period 2007-03-31
SYMMETRICOM INC
filed 2007-08-31
CIK 82628

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2007
Common Stock	46,415,611

Explanatory Note

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter and nine months ended March 31, 2007, which was filed on May 9, 2007. The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly period and nine months ended March 31, 2007.

The Company has restated its previously filed financial statements and other financial information for the above referenced period to correct an error in accounting for income taxes related to the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc.  The third quarter liquidations of these companies, which were acquired on January 2, 2007, were previously accounted for as an adjustment to purchase accounting.  We have now determined that the liquidations were separate events from the purchase and that a tax expense should have been recorded for the quarter and nine months ended March 31, 2007.

As a result of this determination, the income tax provision was understated by approximately $3.4 million for the three and nine months ended March 31, 2007 with a related reduction (increase) to net income (loss).  The correction resulted in a reduction from the previously reported earnings per share on a fully-diluted basis of $0.04 to a loss per share of $0.04 per share for the quarter ended March 31, 2007 and a decrease in earnings per share from $0.18 to $0.10 per share for the nine months ended March 31, 2007. The correction of this error resulted in a reduction of the allocable goodwill of $3.1 million and an increase in other accrued liabilities of approximately $300,000.

All of the information in this Form 10-Q/A is as of May 9, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 17 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement:

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

SYMMETRICOM, INC.
FORM 10-Q/A
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2007	2006
	(As Restated – See Note 17)
ASSETS

Current assets:
Cash and cash equivalents	$52,656	$82,193
Short-term investments	124,694	106,696
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $888	34,734	33,015
Inventories	36,795	30,717
Prepaids and other current assets	12,375	10,240
Total current assets	261,254	262,861
Property, plant and equipment, net	26,664	26,553
Goodwill	55,013	45,899
Other intangible assets, net	16,814	8,200
Deferred taxes and other assets	43,225	48,405
Note receivable from employee	500	500
Total assets	$403,470	$392,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,806	$13,359
Accrued compensation	13,360	10,352
Accrued warranty	3,598	3,547
Other accrued liabilities	13,957	12,024
Current maturities of long-term obligations	1,496	1,286
Total current liabilities	45,217	40,568
Long-term obligations	125,877	126,670
Deferred income taxes	334	619
Total liabilities	171,428	167,857
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,755 shares issued and 46,326 shares outstanding at March 31, 2007; 47,662 shares issued and 45,743 outstanding at June 30, 2006	184,115	181,696
Accumulated other comprehensive income	464	263
Retained earnings	47,463	42,602
Total stockholders’ equity	232,042	224,561
Total liabilities and stockholders’ equity	$403,470	$392,418

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(As Restated – See Note 17)		(As Restated – See Note 17)

Net revenue	$51,943	$41,532	$150,964	$129,358
Cost of products and services	26,238	22,029	79,916	66,043
Amortization of purchased technology	966	774	2,541	2,849
Integration and restructuring charges	110	425	188	769
Impairment of purchased technology	—	1,198	—	1,198
Gross profit	24,629	17,106	68,319	58,499
Operating expenses:
Research and development	6,453	4,886	16,168	13,739
Selling, general and administrative	15,808	13,721	43,050	42,024
Acquired in-process research and development	(330)	—	188	—
Amortization of intangibles	272	117	534	404
Integration and restructuring charges	196	—	196	—
Impairment of goodwill	—	6,963	—	6,963
Operating income (loss)	2,230	(8,581)	8,183	(4,631)
Interest income	2,212	1,983	6,976	5,294
Interest expense	(1,208)	(1,252)	(3,641)	(3,744)
Income (loss) before income taxes	3,234	(7,850)	11,518	(3,081)
Income tax provision (benefit)	4,542	(2,154)	7,042	(1,007)
Income (loss) from continuing operations	(1,308)	(5,696)	4,476	(2,074)
Gain (loss) from discontinued operations, net of tax	(349)	509	385	915
Net income (loss)	$(1,657)	$(5,187)	$4,861	$(1,159)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(0.03)	$(0.12)	$0.10	$(0.05)
Gain (loss) from discontinued operations	(0.01)	0.01	0.01	0.02
Net income (loss)	$(0.04)	$(0.11)	$0.11	$(0.03)
Weighted average shares outstanding—basic	45,596	46,003	45,563	46,088

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(0.03)	$(0.12)	$0.09	$(0.05)
Gain (loss) from discontinued operations	(0.01)	0.01	0.01	0.02
Net income (loss)	$(0.04)	$(0.11)	$0.10	$(0.03)
Weighted average shares outstanding—diluted	45,596	46,003	46,465	46,088

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
	(As Restated – See Note 17)
Cash flows from operating activities:
Net income (loss)	$4,861	$(1,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets		8,161
Expensed in-process research and development	188	—
Depreciation and amortization	7,035	7,805
Deferred income taxes	2,818	(1,815)
Income tax expense related to QoSmetrics liquidations	3,110	—
Loss on disposal of fixed assets	7	177
Stock-based compensation	4,406	3,656
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(551)	(3,211)
Inventories	(4,510)	(1,696)
Prepaids and other assets	(1,235)	1,182
Accounts payable	(768)	(489)
Accrued compensation	2,424	969
Other accrued liabilities	1,226	464
Net cash provided by operating activities	19,011	14,044
Cash flows from investing activities:
Purchases of short-term investments	(42,420)	(25,647)
Maturities of short-term investments	24,639	60,086
Purchases of plant and equipment	(3,623)	(7,238)
Acquisition and related costs, net of cash acquired	(23,385)	(8,032)
Net cash provided by (used for) investing activities	(44,789)	19,169
Cash flows from financing activities:
Repayment of long-term obligations	(1,835)	(794)
Proceeds from issuance of common stock	1,858	1,592
Stock option income tax benefit	138	592
Repurchase of common stock	(3,982)	(7,752)
Net cash used for financing activities	(3,821)	(6,362)
Effect of exchange rate changes in cash	62	119
Net increase (decrease) in cash and cash equivalents	(29,537)	26,970
Cash and cash equivalents at beginning of period	82,193	105,635
Cash and cash equivalents at end of period	$52,656	$132,605
Non-cash investing and financing activities:
Unrealized gain on securities, net	$138	$19
Cash payments for:
Interest	2,233	2,844
Income taxes	1,767	961

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

Note 2. Acquisitions

QoSmetrics

On January 2, 2007, we completed the acquisition of QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television) and other triple play services.  QoSmetrics’ results are included in our condensed consolidated statements of operations effective January 2, 2007.  We acquired QoSmetrics S.A. because of the demonstrated success of its product offerings with leading providers of triple play services, and due to our estimation of the unique capabilities of its technology base.  Moreover, its target customers, as well as certain of its proprietary product features, are highly complementary with key parts of Symmetricom’s current operations.  The purchase price of approximately $16.8 million was paid in cash.  The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition.  We utilized an outside valuation consultant to assist with the determination of the purchase price allocation, based on a fair value of the intangible assets.

The purchase price was allocated to QoSmetrics’ assets and liabilities as follows (in thousands):

Cash and cash equivalents	$172
Accounts receivable	556
Inventories	114
Prepaids and other current assets	225
Property, plant and equipment	242
Intangible assets	7,127
Goodwill	7,009
Deferred tax assets	5,251
Deferred revenue	(123)
Liabilities assumed	(1,597)
Deferred tax liabilities	(2,141)
Total purchase price	$16,835

On January 2, 2007, we liquidated QoSmetrics Inc., a California company, and wholly owned subsidiary of QoSmetrics S.A., a French company.  On March 28, 2007, we liquidated QoSmetrics S.A.  As a result of these liquidations, we recorded a tax expense of $3.4 million, a reduction in goodwill of $3.1 million, and an increase of $0.3 million in other accrued liabilities.

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

Proforma Results of Operations

The following unaudited proforma information presents a summary of our consolidated results of operations as if the Timing Solutions Corporation and QoSmetrics S.A. acquisitions had taken place at the beginning of each period presented.

	Nine Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
Net revenue	$153,943	$136,886

Net income (loss)	$3,985	$(3,715)

Earnings (loss) per share - basic:
Net income (loss)	$0.09	$(0.08)
Weighted average shares outstanding - basic	45,563	46,088

Earnings (loss) per share - diluted:
Net income (loss)	$0.09	$(0.08)
Weighted average shares outstanding - diluted	46,465	46,088

The proforma consolidated results of operations include adjustments to continuing net income (loss) to give effect to amortization of intangibles acquired and excludes adjustments for integration and restructuring charges, and acquired in-process research and development, including their related income tax effects as they are non-recurring.

On an after-tax basis, the nine-month period ended March 31, 2007 includes an adjustment for amortization of intangibles of $0.6 million and excludes acquisition related costs for acquired in-process research and development of $0.2 million, and other integration and restructuring charges of $0.2 million. On an after-tax basis, the nine-month period ended March 31, 2006 includes an adjustment for amortization of intangibles of $1.3 million.

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(1,308)	$(5,696)	$4,476	$(2,074)
Gain (loss) from discontinued operations	(349)	509	385	915
Net income (loss)	$(1,657)	$(5,187)	$4,861	$(1,159)

Shares (Denominator):
Weighted average common shares outstanding	45,596	46,003	46,133	46,088
Weighted average common shares outstanding subject to repurchase	—	—	(570)	—
Weighted average shares outstanding—basic	45,596	46,003	45,563	46,088
Weighted average dilutive share equivalents from stock options and warrants	—	—	737	—
Weighted average common shares dilutive subject to repurchase	—	—	165	—
Weighted average shares outstanding—diluted	45,596	46,003	46,465	46,088
Net earnings per share - basic	$(0.04)	$(0.11)	$0.11	$(0.03)
Net earnings per share - diluted	$(0.04)	$(0.11)	$0.10	$(0.03)

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Stock options and warrants	3,036	4,438	2,909	4,779
Common shares subject to repurchase	—	35	52	182
Total shares of common stock excluded from diluted net earnings per share calculation	3,036	4,473	2,961	4,961

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

Note 8. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

	March 31,	June 30,
	2007	2006
	(In thousands)
Raw materials	$18,882	$15,354
Work-in-process	10,060	9,043
Finished goods	7,853	6,320
	$36,795	$30,717

Note 9. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows for the different segments of Symmetricom:

	Wireline	Timing, Test and Measurement	Quality of Experience Assurance	Total
		(in thousands)
Balances as of June 30, 2006	$27,917	$17,982	$—	$45,899
Addition (TSC Acquistion, See Note 2)	—	2,028	—	2,028
Addition (QoSmetrics Acquistion, See Note 2)	—	—	10,119	10,119
Adjustment (QoSmetrics liquidations, See Note 2)	—	—	(3,110)	(3,110)
Addition (Agilent acquisition final adjustment)	—	77	—	77
Balances as of March 31, 2007	$27,917	$20,087	$7,009	$55,013

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of March 31, 2007 and June 30, 2006 consist of:

	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$22,671	$—	$15,515	$7,156
Customer lists, trademarks, other	3,973	—	2,929	1,044
Balances as of June 30, 2006	$26,644	$—	$18,444	$8,200
Purchased technology	$22,690	$5,762	$17,638	$10,814
Customer lists, trademarks, other	3,973	5,916	3,889	6,000
Balances as of March 31, 2007	$26,663	$11,678	$21,527	$16,814

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)

2007 (remaining three months)	$1,142
2008	3,513
2009	3,071
2010	2,789
2011	2,574
2012	2,022
Thereafter	1,703
Total amortization	$16,814

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(1,657)	$(5,187)	$4,861	$(1,159)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	12	41	63	119
Unrealized gain on investments	23	(26)	139	19
Other comprehensive income	35	15	202	138
Total comprehensive income (loss)	$(1,622)	$(5,172)	$5,063	$(1,021)

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

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted - options	(968)	968	8.20	—	—	—	—
Granted - perfomance-based options	(295)	—	—	295	8.53	—	—
Granted - restricted shares	(705)	—	—	—	—	705	7.73
Exercised	—	(370)	5.02	—	—	—	—
Vested	—	—	—	—	—	(40)	9.41
Canceled	132	(132)	9.11	—	—	(18)	8.70
Expired	(3)	—	—	—	—	—	—
Balances at March 31, 2007	3,178	4,865	$7.53	295	$8.53	831	$7.98

The weighted average estimated fair value of options granted was $3.21 per share in the third quarter of fiscal 2007 and $3.89 per share in the corresponding quarter of fiscal 2006. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months and nine months ended March 31, 2007 and 2006, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Expected life (in years)	2.9	3.1	3.2	3.1
Risk-free interest rate	4.7%	4.7%	4.7%	4.4%
Volatility	43.78%	58.65%	47.84%	57.17%

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

Long-term obligations consist of:

	March 31,	June 30,
	2007	2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,078	$1,050
Capital lease	3,023	3,913
Lease loss accrual	99	145
Lease accrual	353	151
Conditional grant	136	—
Bond payable	2,405	2,405
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	279	292
Less—current maturities	(1,496)	(1,286)
Total	$125,877	$126,670

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

Note 16. Income Taxes

The income tax provision for the quarter ended March 31, 2007 was $4.5 million or 140% of pre-tax income of $3.2 million.  Excluding the $3.4 million tax provision related to the QoSmetrics liquidations discussed in Note 2 – Acquisitions, the tax provision was $1.1 million, or 34% of pre-tax income.

Note 17. Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the period ended March 31, 2007, the Company’s management identified an error in the accounting for income taxes related to the liquidation of two entities acquired in the quarter ended March 31, 2007.  This error in the income tax provision resulted from the Company’s previous treatment of the third quarter liquidations of QoSmetrics, S.A. and QoSmetrics, Inc., which were acquired on January 2, 2007, as an adjustment to purchase accounting.  Management has subsequently determined that the liquidations are separate events from the purchase and a tax expense related to the liquidations should have been recorded for the quarter and nine months ended March 31, 2007. As a result, the Company has restated the accompanying Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2007 to correct for this accounting error.

The following table presents the effect of the restatement on the Condensed Consolidated Balance Sheet (in thousands):

	March 31, 2007
	(As Previously Reported)	(Adjustments)	(As Restated)
ASSETS
Current assets	$261,254	$—	$261,254
Property, plant and equipment, net	26,664	—	26,664
Goodwill	58,123	(3,110)	55,013
Other intangible assets, net	16,814	—	16,814
Deferred taxes and other assets	43,225	—	43,225
Note receivable from employee	500	—	500
Total assets	$406,580	$(3,110)	$403,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,806	$—	$12,806
Accrued compensation	13,360	—	13,360
Accrued warranty	3,598	—	3,598
Other accrued liabilities	13,655	302	13,957
Current maturities of long–term obligations	1,496		1,496
Total current liabilities	44,915	302	45,217
Long-term obligations	125,877	—	125,877
Deferred income taxes	334	—	334
Total liabilities	171,126	302	171,428
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,755 shares issued and 46,326 shares outstanding at March 31, 2007; 47,662 shares issued and 45,743 outstanding at June 30, 2006	184,115	—	184,115
Accumulated other comprehensive income	464	—	464
Retained earnings	50,875	(3,412)	47,463
Total stockholders’ equity	235,454	(3,412)	232,042
Total liabilities and stockholders’ equity	$406,580	$(3,110)	$403,470

The following table presents the effect of the restatement on the Condensed Consolidated Statements of Operations (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	March 31, 2007			March 31, 2007
	(As Previously Reported)	(Adjustments)	(As Restated)	(As Previously Reported)	(Adjustments)	(As Restated)
Income before income taxes	$3,234	$—	$3,234	$11,518	$—	$11,518
Income tax provision	1,130	3,412	4,542	3,630	3,412	7,042
Income (loss) from continuing operations	2,104	(3,412)	(1,308)	7,888	(3,412)	4,476
Gain (loss) from discontinued operations, net of tax	(349)	—	(349)	385	—	385
Net income (loss)	$1,755	$(3,412)	$(1,657)	$8,273	$(3,412)	$4,861

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.05	$(0.08)	$(0.03)	$0.17	$(0.07)	$0.10
Gain (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—	0.01
Net income (loss)	$0.04	$(0.08)	$(0.04)	$0.18	$(0.07)	$0.11
Weighted average shares outstanding—basic	45,596	—	45,596	45,563	—	45,563

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.05	$(0.08)	$(0.03)	$0.17	$(0.08)	$0.09
Gain (loss) from discontinued operations	(0.01)	—	(0.01)	0.01	—	0.01
Net income (loss)	$0.04	$(0.08)	$(0.04)	$0.18	$(0.08)	$0.10
Weighted average shares outstanding—diluted	46,594	(998)	45,596	46,465	—	46,465

The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows (in thousands):

	Nine Months Ended
	March 31, 2007
	(As Previously Reported)	(Adjustments)	(As Restated)
Cash flows from operating activities:
Net income	$8,273	$(3,412)	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Expensed in-process research and development	188	—	188
Depreciation and amortization	7,035	—	7,035
Deferred income taxes	2,818	—	2,818
Income tax expense related to QoSmetrics liquidations	—	3,110	3,110
Loss on disposal of fixed assets	7	—	7
Stock-based compensation	4,406	—	4,406
Changes in assets and liabilities, net of effects of acquisitions:			—
Accounts receivable	(551)	—	(551)
Inventories	(4,510)	—	(4,510)
Prepaids and other assets	(1,235)	—	(1,235)
Accounts payable	(768)	—	(768)
Accrued compensation	2,424	—	2,424
Other accrued liabilities	924	302	1,226
Net cash provided by operating activities.	$19,011	$—	$19,011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this report and give effect to the restatement discussed in Note 17 to the condensed consolidated financial statements.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and nine months ended March 31, 2007 and 2006:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenue
Telecom Solutions Division:
Wireline Products	46.6%	45.8%	44.0%	44.6%
Wireless/OEM Products	12.9%	13.8%	14.0%	13.3%
Global Services	6.4%	8.3%	7.7%	7.2%
Timing, Test and Measurement Division	33.4%	32.1%	34.1%	34.9%
Quality of Experience Assurance Division	0.7%	—%	0.2%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	50.5%	53.0%	52.9%	51.1%
Amortization of purchased technology	1.9%	1.9%	1.7%	2.2%
Integration and restructuring charges	0.2%	1.0%	0.1%	0.6%
Impairment of purchased technology	—%	2.9%	—%	0.9%
Gross profit	47.4%	41.2%	45.3%	45.2%
Operating expenses:
Research and development	12.4%	11.8%	10.7%	10.6%
Selling, general and administrative	30.4%	33.0%	28.5%	32.5%
Acquired in-process research and development	(0.6)%	—%	0.1%	—%
Amortization of intangibles	0.5%	0.3%	0.4%	0.3%
Integration and restructuring charges	0.4%	—%	0.1%	—%
Impairment of goodwill	—%	16.8%	—%	5.4%
Income (loss) from operations	4.3%	(20.7)%	5.4%	(3.6)%
Interest income	4.3%	4.8%	4.6%	4.1%
Interest expense	(2.3)%	(3.0)%	(2.4)%	(2.9)%
Income (loss) before income taxes	6.2%	(18.9)%	7.6%	(2.4)%
Income tax provision	8.7%	(5.2)%	4.7%	(0.8)%
Income (loss) from continuing operations	(2.5)%	(13.7)%	3.0%	(1.6)%
Gain (loss) from discontinued operations, net of tax	(0.7)%	1.2%	0.3%	0.7%
Net income (loss)	(3.2)%	(12.5)%	3.2%	(0.9)%

Net Revenue:

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2007	2006		2007	2006
Net revenue (in thousands):
Wireline Products	$24,215	$19,029	27.3%	$66,313	$57,736	14.9%
Wireless/OEM Products	6,695	5,716	17.1	21,121	17,196	22.8
Global Services	3,299	3,444	(4.2)	11,673	9,276	25.8
Timing, Test and Measurement Division	17,364	13,343	30.1	51,487	45,150	14.0
Quality of Experience Assurance Division	370	—	100.0	370	—	100.0
Total Net Revenue	$51,943	$41,532	25.1%	$150,964	$129,358	16.7%
Percentage of Revenue	100.0%	100.0%		100.0%	100.0%

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

Cost of Products and Services:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Cost of products and services (in thousands):
Wireline Products	$9,701	$8,539	13.6%	$28,039	$25,122	11.6%
Wireless/OEM Products	4,847	4,576	5.9	15,788	13,264	19.0
Global Services	2,427	1,376	76.4	8,391	4,562	83.9
Timing, Test and Measurement Division	9,183	7,538	21.8	27,618	23,096	19.6
Quality of Experience Assurance Division	80	—	100.0	80	—	100.0
Other cost of sales	1,076	2,397	(55.1)	2,729	4,815	(43.3)
Total Cost	$27,314	$24,426	11.8%	$82,645	$70,859	16.6%
Percentage of Revenue	52.6%	58.8%		54.7%	54.8%

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

The cost of products and services, including other cost of sales, increased by $11.8 million or 16.6% during the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006. The cost of products and services for Wireline Products increased by $2.9 million or 11.6%, which was lower than the revenue increase of 14.9% due primarily to favorable sales mix related to increased sales of higher margin products for major network upgrades.  The cost of products and services for Wireless/OEM Products increased by $2.5 million or 19.0%, which was lower than the revenue increase of 22.8%, due primarily to selling price increases and favorable mix as of result of increased sales of higher margin products. The cost of products and services for Global Services increased by $3.8 million or 83.9%, which was higher than the revenue increase of 25.8%, due primarily to higher sales of lower margin services for installation of customer network upgrades and because the same period in the prior year included repair revenue for a major project at a higher margin. The cost of products and services for the Timing, Test and Measurement Division increased by $4.5 million or 19.6%, which was higher than the revenue increase of 14.0% due primarily to volume increase due to the Timing Solutions Corporation products which are lower gross margin compared to the other Timing, Test and Measurement Division products. The cost of products and services for the Quality of Experience Assurance Division, which was acquired on January 2, 2007, was $0.1 million for the third quarter of fiscal 2007.

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

Gross Profit:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006

Gross profit (in thousands):
Wireline Products	$14,514	$10,490	38.4%	$38,274	$32,614	17.4%
Wireless/OEM Products	1,848	1,140	62.1	5,333	3,932	35.6
Global Services	872	2,068	(57.8)	3,282	4,714	(30.4)
Timing, Test and Measurement Division	8,181	5,805	40.9	23,869	22,054	8.2
Quality of Experience Assurance Division	290	—	100.0	290	—	100.0
Other cost of sales	(1,076)	(2,397)	(55.1)	(2,729)	(4,815)	(43.3)
Total Gross profit	$24,629	$17,106	44.0%	$68,319	$58,499	16.8%
Percentage of Revenue	47.4%	41.2%		45.3%	45.2%

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

Operating Expenses

Research and Development Expense:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Research and development expense (in thousands)	$6,453	$4,886	32.1%	$16,168	$13,739	17.7%
Percentage of Revenue	12.4%	11.8%		10.7%	10.6%

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

Selling, General and Administrative:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Selling, general and administrative (in thousands)	$15,808	$13,721	15.2%	$43,050	$42,024	2.4%
Percentage of Revenue	30.4%	33.0%		28.5%	32.5%

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

Acquired In-process Research and Development:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Acquired in-process research and development (in thousands)	$(330)	$—	100.0%	$188	$—	100.0%
Percentage of Revenue	(0.6)%	—%		0.1%	—%

Acquired in-process research and development expenses were reduced by $0.3 million during the third quarter of fiscal 2007 for an adjustment to the expense related to the Timing Solutions acquisition (See Note 2 in the Notes to the condensed consolidated financial statements), which is a year to date expense of $0.2 million.

Integration and restructuring charges:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Integration and restructuring charges (in thousands)	$196	$—	100.0%	$196	$—	100.0%
Percentage of Revenue	0.4%	—%		0.1%	—%

Administrative related integration and restructuring charges of $0.2 million were incurred in the third quarter of fiscal 2007, all related to the QoSmetrics acquisition.

Impairment of goodwill:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Impairment of goodwill (in thousands)	$—	$6,963	(100.0)%	$—	$6,963	(100.0)%
Percentage of Revenue	—%	16.8%		—%	5.4%

In the third quarter of the fiscal year 2006, we recorded a non-cash impairment charge of $7.0 million for the write-down of goodwill principally related to our Wireless Products segment purchase in connection with the Datum acquisition in October 2002. For the first nine months of fiscal 2007 there were no charges associated with goodwill.

Interest Income:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Interest income (in thousands)	$2,212	$1,983	11.5%	$6,976	$5,294	31.8%
Percentage of Revenue	4.3%	4.8%		4.6%	4.1%

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

Interest Expense:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Interest expense (in thousands)	$(1,208)	$(1,252)	(3.5)%	$(3,641)	$(3,744)	(2.8)%
Percentage of Revenue	(2.3)%	(3.0)%		(2.4)%	(2.9)%

Interest expense consists primarily of interest on our convertible notes, bond payable and the capital lease for our headquarters building in San Jose, California. Interest expense was $1.2 million in the third quarter of fiscal 2007, slightly below the corresponding quarter of fiscal 2006.

Interest expense for the first nine months of fiscal 2007 was $3.6 million, slightly below the same period for fiscal 2006.

Income Taxes:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Income taxes (in thousands)	$4,542	$(2,154)	310.9%	$7,042	$(1,007)	799.3%
Percentage of Revenue	8.7%	(5.2)%		4.7%	(0.8)%

Our income tax provision was $4.5 million in the third quarter of fiscal 2007, compared to an income tax benefit of $2.2 million in the corresponding quarter of fiscal 2006.  This was mainly due to tax expenses of $3.4 million related to the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc.  Our effective tax rate in the third quarter of fiscal 2007 was 140.4%, compared to an effective tax rate of 27.4% in the corresponding period of fiscal 2006.

For the first nine months of fiscal 2007, our income tax provision was $7.0 million, compared to an income tax benefit of $1.0 million in the corresponding period of fiscal 2006. Our effective tax rate for the first nine months of fiscal 2007 was 61.1% compared to an effective tax rate of 32.7% in the corresponding period of fiscal 2006.

Gain (loss) from discontinued operations, net of tax:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Gain (loss) from disontinued operations, net of tax (in thousands)	$(349)	$509	(168.6)%	$385	$915	(57.9)%
Percentage of Revenue	(0.7)%	1.2%		0.3%	0.7%

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

Net Income:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	March 31,			March 31,
	2007	2006		2007	2006
Net income (loss) (in thousands)	$(1,657)	$(5,187)	68.1%	$4,861	$(1,159)	519.4%
Percentage of Revenue	(3.2)%	(12.5)%		3.2%	(0.9)%

As a result of the factors discussed above, we had a net loss of $1.7 million, or $0.04 per share, in the third quarter of fiscal 2007 compared to net loss of $5.2 million, or $0.11 per share, during the corresponding quarter of fiscal 2006.

Net income for the first nine months of fiscal 2007 was $4.9 million, or $0.10 per share compared to net loss of $1.2 million, or $0.03 per share for the same period of fiscal 2006.

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

The $19.0 million net cash provided by operating activities for the nine months ended March 31, 2007 was primarily attributable to net income of $4.9 million, non-cash expenses related to depreciation and amortization of $7.0 million, deferred income taxes of $2.8 million, income tax expense related to QoSmetrics acquisition of $3.1 million, stock-based compensation expenses of $4.4 million and a $2.4 million increase in accrued compensation.  This was partially offset by an accounts receivable increase of $0.6 million, an accounts payable decrease of $0.8 million, an increase in prepaids and other assets of $1.2 million, and an increase in inventory of $4.5 million. The $44.8 million net cash used for investing activities for the nine months ended March 31, 2007 was primarily attributable to $42.4 million in purchases of short-term investments and $23.4 million in acquisition and related cost, that was partially offset by $24.6 million in maturities of short-term investments. The $3.8 million net cash used for financing activities was primarily attributable to $4.0 million used to repurchase common stock and $1.8 million for repayment of long-term obligations, that was partially offset by $1.2 million relating to proceeds from the issuance of common stock.

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

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to increase the line of credit up to $10.0 million.  On November 1, 2006 the agreement was amended to lower the line of credit to $3.0 million.  The line of credit contains certain financial covenants and restrictions.  The line of credit expires on November 1, 2007.  No borrowings on this facility were outstanding as of March 31, 2007.

Contingencies

See Item 1 of Part I, Financial Statements — Note 13 — Contingencies.

New Accounting Pronouncements

See Item 1 of Part I, Financial Statements — Note 6 — New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 31, 2007, we had short-term investments of $124.7 million. Currently our short-term investment portfolio consists of corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 31, 2007, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

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

Item 4. Controls and Procedures

As disclosed in the Explanatory Note on page 2 of this Form 10-Q/A and in Note 17 of our consolidated financial statements included in this Form 10-Q/A, the Company restated its financial statements for the quarter and nine months ended March 31, 2007.  This was due to an error in the accounting for income taxes related to the liquidation of two entities acquired in the quarter ended March 31, 2007. To correct this material weakness in the internal control environment, management is in the process of instituting changes in its controls and procedures that we feel will ensure the accuracy of the recording of these expenses in the future.

Evaluation of Disclosure Controls and Procedures

On May 1, 2007 we filed Form 10-Q/A to amend our Form 10-Q for the quarter ended December 31, 2006, to correct a misstatement in our original filing.  In that Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness in our control environment existed during the third quarter of fiscal 2007 and was not discovered until after March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, solely because of this material weakness.  Additionally, in connection with the filing of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of the material weakness described above and the previously disclosed material weakness described in the Form 10-Q/A for the quarter ended December 31, 2006.

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

SYMMETRICOM, INC.
(Registrant)

DATE: August 31, 2007	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE: August 31, 2007	By:	/s/ WILLIAM SLATER
William Slater Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.