Form 10-K
period 2007-07-01
SYMMETRICOM INC
filed 2007-09-25
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-02287

SYMMETRICOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-1906306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Orchard Parkway, San Jose, California	95131-1017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2006, as reported on the NASDAQ Stock Market LLC (formerly the NASDAQ National Market) was approximately $409,107,852. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2007, there were approximately 45,547,558 shares of Registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.
FORM 10-K
For the Fiscal Year Ended July 1, 2007
INDEX

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can,” “projects” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, the tax treatment of the restructuring of our Puerto Rico subsidiary, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in item 1A, “Risk Factors.”

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

TimeSource, SMARTCLOCK, BesTime, GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider, TimeCreator, TimeScan, V-Factor, NetAdvisor, NetWarrior and QoSmetrics are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.                        Business

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability and quality of service. We sell our solutions to communication service providers, government agencies, enterprises, and research facilities. Symmetricom products have been shipped to more than 90 countries in fiscal year 2007. Our products include atomic frequency references, including rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; and professional services.

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

During fiscal 2007, in connection with the acquisition of QoSmetrics, S.A., we entered a new business and formed the Quality of Experience Assurance Division. This business develops products for use in the IPTV market that search for network impairments and review video packet integrity.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. The principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and the telephone number is (408) 433-0910.

Our website is located at www.symmetricom.com. We make available, free of charge on or through our website, our recorded conference calls, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it, to the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The markets served by Symmetricom include:

•       Telecommunications and cable markets;

•       Wireless/OEM telecommunications equipment manufacturers; and

•       Aerospace, defense, metrology and enterprise.

Reportable Segments

Symmetricom is organized into five reportable segments that are within three divisions:

Telecom Solutions Division

•       Wireline Products;

•       Wireless/OEM (original equipment manufacturer) Products;

•       Global Services

Timing, Test and Measurement Division

Quality of Experience Assurance Division

Information as to net revenue and gross profit margin attributable to each of these reportable segments for each year in the three-year period ended July 1, 2007, is contained in Note 16 of the notes to the consolidated financial statements.

Telecom Solutions Division

Our Telecom Solutions Division offers a full suite of timing and synchronization products that meet global standards requirements. Products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; network management and monitoring software; and synchronization subsystems for OEM integration. Symmetricom holds patents in advanced control algorithms for deployments utilizing the Global Positioning System (GPS), DOCSIS™ Timing Interface (DTI) and Code Division Multiple Access (CDMA).

In fiscal 2007, we actively participated in the modernization of several synchronization networks with certain service providers and helped others develop future plans for such efforts. The carriers and operators are driven by network economics and competitive forces to evolve their network infrastructures toward integrated transmission and switching functions and packet-based technologies. We believe this evolutionary trend demands a more intelligent and reliable synchronization infrastructure.

Our Wireless/OEM segment serves the wireless market with synchronization and timing components and sub-system (module) products that are foundational to the operation of certain types of cellular base stations.

We continue to build a strong portfolio of precise time and frequency solutions to address the growing synchronization requirements of all layers of existing circuit switched network and next-generation packet networks.

Our Global Services segment provides services for Symmetricom’s product lines.

Timing, Test and Measurement Division

Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for the aerospace, defense, metrology and enterprise markets. Products include synchronized clocks, network time servers, network time displays, time code generators, computer plug-in cards, and primary reference standards, such as rubidium and cesium oscillator standards and ruggedized crystal oscillators. Customer applications include synchronization of communication networks, synchronization of computer networks, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the division built strong application engineering capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements.

During fiscal 2007, we acquired Timing Solutions Corporation (TSC) in Boulder, Colorado, which strengthened our timing technology and provides access to a number of new government customers. TSC has been integrated into the Timing, Test and Measurement Division, and Dr. Sam Stein, the former President of TSC, has become the VP of Engineering for the division.

During fiscal 2007, the division continued to emphasize government program business in secure mobile, satellite, and wireline communications, as well as other defense platform upgrades including destroyers, submarines, and Unmanned Aerial Vehicles (UAVs). Key customers of the division included Boeing, DISA, Lockheed Martin, Northrop Grumman, Raytheon, and various military procurement and service agencies. New products introduced during the fiscal year included a line of Phase Noise and Allan Deviation Test Sets and several new time distribution systems which came from the TSC acquisition as well as a new ruggedized TCXO oscillator family, an IEEE-1588 test and validation solution, new module capabilities for our XLi GPS Time and Frequency Receiver family and two new models in our SyncServer network time server family.

Quality of Experience (QoE) Assurance Division

During fiscal 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television). This acquisition became the foundation of our new Quality of Experience (QoE) Assurance Division. QoE provides hardware and software-based probes and/or embedded agents that are distributed throughout an IP (Internet Protocol) network in order to monitor network and application performance. The primary applications for these system-level solutions are to ensure end users’ Quality of Experience, or QoE, for IPTV (Internet Protocol Television) service. In addition, we acquired certain intellectual property from Genista Corporation to accurately determine the quality of real-time video streams as delivered to end-user devices. The staff from QoSmetrics S.A., as well as research and development staff from Genista Corporation, joined Symmetricom. The market for QoE products is unproven. We believe the market will develop over the next two to three years. Until the market develops and we generate substantial revenue from QoE products and services, the expenses associated with this division will depress the profitability of the company overall. If the market does not develop as we expect and, if it does develop, and our products fail to gain acceptance, this will have a material adverse effect on our results of operations.

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

We have developed a product, called TimeCreator, for the cable market, which we believe, will be needed as cable providers move to next generation equipment.

Wireline and Cable Products:

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (i.e., voice, video, data, etc.) through the network. For these networks to function efficiently, it is essential that each network be synchronized and the individual nodes within the network operate within precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference which enables digital switching, routing and transmission systems to operate at a common, synchronized clock rate, thereby aligning time slots, which increases bandwidth utilization while minimizing signal degradation and reducing errors throughout a network.

Our core system products are built on atomic clock (such as cesium and rubidium) and GPS technologies. The products belong to one of four classes:

•       Primary Reference Sources (PRS)—consists of the GPS-based TimeSource family, and the cesium-based TimeCesium.

•       Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the versatile SSU 2000 and the carrier-class TimeHub, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) plug-in server cards, supporting Quality of Service for next generation applications. PackeTime™ precise time transfer modules bring high precision, high availability, security, robust management and easy infrastructure integration to telecom operators building next generation networks. Other key products consists of Time Provider, the industry’s first node clock (hybrid SSU & PRS), TimeCreator, the first Data Over Cable Service Interface Specifications (DOCSIS) Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireline and cable markets.

•       Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, and TimeScan, the PC-based system.

Wireless/OEM Market and Products

Wireless/OEM Market:

Symmetricom’s Wireless/OEM products are sold into the wireless market. Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. Certain engineering requirements demand a high level of synchronization at the base station. Our products are primarily sold into CDMA-based implementations throughout the world.

Wireless/OEM Products:

The primary use of our wireless products is in wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA2000 or UMTS, and the governing standards that apply. For example, in CDMA, most manufacturers require a GPS signal for every base station with either a high performance quartz or rubidium oscillator as a backup. These solutions are also available to other communication applications requiring high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

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

•       Time module synchronization sub-systems, which are flexible GPS-disciplined time and frequency platforms optimized for WiMAX and other applications that require precise frequency or time. Our Time module is designed to be integrated into existing communications and transmission equipment used in WiMAX mobile base station timing, broadcast (DVB, DVB-H, DAB, DTV), satellite communications equipment, and cellular base stations (CDMA, TDMA, UMTS for GPS based timing).

Global Services Market and Products

Global Services Market:

We market our services exclusively to customers who purchase our products.

Global Services Products:

Our Global Services organization provides lifecycle services for Symmetricom product lines. Services products fall into five main categories:

•       Engineering and installation—Our engineering and installation services help customers implement new Symmetricom product purchases.

•       Operations and support programs—Our operations and support programs, such as Sync Office Audits, assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

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

Timing, Test and Measurement Markets and Products

Timing, Test and Measurement Markets:

The aerospace, defense, metrology, and enterprise markets require precision time and frequency instruments and reference standards. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense, and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

Timing, Test and Measurement Products:

We offer a wide variety of precision time and frequency products sold primarily to the aerospace, defense, metrology and enterprise sectors. These products can generally be divided into the following broad categories:

•       Precision Frequency References—Precision Frequency References form the basis of absolute time and frequency in many systems and applications. Our products include active hydrogen masers, cesium frequency standards, rubidium frequency standards, and quartz frequency standards. Our primary reference source instruments provide stand-alone dependability, ease of use, and ease of installation that make them suitable for the critical time or frequency systems found in telecommunications timing, calibration and metrology laboratories, satellite tracking stations and space-based master time standards.

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

•       Space, Defense and Avionics—We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military applications. Our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs.

•       Test & Measurement Equipment—We provide a line of Time and Frequency test solutions including a family of Phase Noise and Allan Deviation Test Sets designed to measure critical performance specifications of precision time and frequency signals and sources.

Quality of Experience Assurance Market and Products

Quality of Experience Assurance Market:

As traditional telephone and broadband access services become increasingly competitive, communication service providers (CSPs) are investing in advanced services that are vital to generate new revenue streams. Delivering services such as IPTV, Video on Demand (VoD), VoIP, and other real time media over an IP network, however, faces a number of technical challenges that can easily degrade service, and thus, increase support costs and customer churn levels. To address such concerns, service providers may utilize real time Quality of Experience (QoE) monitoring solutions. These include software agents, network probes and Network Operations Center (NOC)-based management software.

Quality of Experience Assurance Products:

•       Network Probes:   Linux server-based components of Symmetricom’s QoE solution provide a benchmark (a MOS, or mean opinion score) that enables service providers to monitor and diagnose the perceptual impact of video, voice or data quality impairments that may be introduced by transmission over an IP network or perhaps by artifacts introduced from various encoding methodologies.

•       Software Agents:   Our software agents provide comprehensive, real time diagnostics and are resident on either an end user’s PC or other customer premise equipment (CPE) such as set-top boxes (STBs) or home gateways. Integration of these agents into various CPE is essential for communication service providers (CSPs) to diagnose problems that arise within the critical “last mile” of various distribution and access networks, as well as within “in-building” infrastructure.

•       NOC-based Software:   Collecting real time information from network probes and software agents, management software enables network administrators to diagnose critical issues as they arise, minimize support costs, monitor service level agreements (SLAs), and improve and refine network services on an ongoing basis. Key Performance Indicators (KPIs), MOS scores, traps, alarms, and other performance-related data are aggregated in a highly optimized and proprietary manner, and then stored in an integrated structured query language (SQL) database. This software platform is typically deployed in a highly integrated fashion with an industry-standard OSS already in use by the customer.

•       V-Factor®:   This product technology is at the core of delivering perceptual quality metrics for IP-based video in a no-reference system architecture. Based upon the Moving Picture Quality Metric (MPQM) model and adapted specifically for end-to-end video and audio quality scoring, it is the first video quality metric that takes into account both network and content impairments. V-Factor-based software products can be embedded into a variety of network nodes and types of equipment that include network processors, IP-DSLAMs, test probes, STBs, PCs, home gateways, etc.

Sales Operations

We sell our products directly to customers, and through domestic and international distributors, as well as systems integrators and manufacturer sales representatives. In the United States, our wireline and cable products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable operators, Internet Service Providers (ISPs) and OEMs. Our instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are primarily sold through telesales and the internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and system integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of July 1, 2007, we had 51 active United States patents. The active patents issued will expire between August 2009 and September 2024. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

We also have copyrights on our software products, product documentation, marketing materials, and other documentation and materials. We rely on these copyrights to protect our rights in our copyrighted materials. We can provide no assurance, however, that our copyrighted materials will not be infringed. In addition, effective copyright protection may not be available in every country in which our products are distributed.

Manufacturing

Our manufacturing process for standard products consists primarily of assembly and test performed by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama; San Jose, California and Hofolding, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California and Boulder, Colorado. The Boulder, Colorado and Santa Rosa, California facilities are registered to ISO900:2000, while our Beverly, Massachusetts; Aguadilla, Puerto Rico and San Jose, California (engineering processes) are upgraded to meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $51.9 million as of July 1, 2007, compared with $48.9 million as of July 2, 2006. Of the $51.9 million backlog at July 1, 2007, $43.4 million, $6.1 million and $2.3 million is estimated to be shippable within six months, from six to 12 months and after 12 months, respectively. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2007, AT&T Inc. accounted for 13.7% of our net revenue and Verizon Communications Inc. accounted for 12.7% of our net revenue. No other single customer accounted for more than 10% of our net revenue in fiscal 2007. Our export sales to Europe, Latin America, Asia and Canada accounted for 29%, 30% and 35% of our net revenue in fiscal 2007, 2006 and 2005, respectively. For additional information regarding our export sales, see Note 16 to our consolidated financial statements. We shipped products to over 90 countries in fiscal 2007.

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

Competition

Competition in the telecommunications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our Wireless/OEM products include

Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our timing, test and measurement products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Temex and Trak Systems, Inc. (a Veritas Corporation subsidiary). Competitors of our Quality of Experience Assurance products include Brix, Ineoquest, JDS Uniphase, Agilent Technologies, Tektronix and Telchemy.

Research and Development

Our development efforts include providing enhanced functionality to our existing products including the development of additional software-based features and functionality. We also utilize domestic and international contractors (primarily in India) to assist us in our research and development activities. We focused our development efforts in fiscal 2007 on the development of both hardware and software products. Our product development programs include wireline and wireless synchronization, network management software, government communication and infrastructure, network time server, video quality of experience hardware and software, and updates and maintenance on existing products. We are developing a number of new services that we expect to provide in the future as part of our next generation platform. These include network time protocol (NTP) and IEEE 1588 services, as well as others. In fiscal 2007, 2006 and 2005, overall research and development expenditures were $23.7 million, $18.8 million and $16.3 million, respectively. Fiscal year 2007 research and development expenditures include the partial year impact for the QoSmetrics S.A. and Timing Solutions Corporation acquisitions. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Our primary product development centers are in Camarillo, California; San Jose, California; Santa Rosa, California; Beverly, Massachusetts and Austin, Texas.

Government Regulation

The telecommunications industry is subject to domestic and foreign regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products.

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing process and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings” and “Item 1A. Risk Factors—Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and their Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced.

Employees

At July 1, 2007, we had 951 employees, including 608 in manufacturing, 131 in engineering and 212 in sales, marketing, service and general and administration. This headcount represents an increase of 86 employees over the prior year, which includes 72 employees added for the QoSmetrics S.A. and TSC acquisitions that closed in fiscal year 2007. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of July 1, 2007 and brief summaries of their business experience over the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	57	Chief Executive Officer
William Slater	55	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary
Bruce Bromage	53	Executive Vice President and General Manager TT&M Division
Nancy Shemwell	51	Executive Vice President Global Sales & Support
David Cox	40	Executive Vice President & General Manager, QoE Assurance Division

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

Ms. Shemwell joined Symmetricom in October 2004 as Senior Vice President Global Sales & Support and in July 2006 became Executive Vice President Global Sales & Support. From 2003 to 2004 Ms. Shemwell was Acquisition Partner/Consulting Affiliate at the Canux Group. From 2001 to 2002 Ms. Shemwell was President and CEO of Jovial Test Equipment.

Mr. Cox has served as Executive Vice President and General Manager, QoE Assurance Division, since October 2006. Mr. Cox joined Symmetricom as Vice President of Corporate Development in April 2006. From January 2006 to February 2006, Mr. Cox was the CEO of Norwegian-based mobile search firm Stochasto ASA. From July 2002 to December 2005, Mr. Cox was an independent consultant providing strategy consulting services to start-up companies and private equity firms.

Item 1A.                Risk Factors

The new Quality of Experience Assurance Division will incur substantial losses

During fiscal 2007, in connection with our acquisition of QoSmetrics, S.A., we entered a new business and formed the Quality of Experience Assurance Division. This business develops and sells products for use in IP-based video markets that may require monitoring for network performance and the assurance of the quality of video delivery. We are currently investing in this business to develop products for this emerging market. This market may never develop and, if it does develop, our products may not be successful. If either of these occurs, then we will have incurred substantial losses in QoE over the course of several years and in a future period we would have to write off and expense substantial amounts of goodwill and intangibles. This business will incur substantial losses to develop and market products. There is no assurance that these products will attain market acceptance.

Investor confidence and share value may be adversely impacted by material weaknesses in our controls over financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

During fiscal 2007, we identified two material weaknesses in our controls over financial reporting. Both material weaknesses resulted in quarterly restatements in fiscal 2007, one for the second quarter and the other for the third quarter. One of the material weaknesses was remediated prior to year end. Since the other material weakness was not remediated prior to July 1, 2007, our management has determined that our internal control over financial reporting was not effective as of July 1, 2007. We cannot assure you that we will not identify other material weaknesses in our internal controls in the future. As a result, we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and stock price.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

If we are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime and Datum, and other smaller acquisitions, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

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

We may be required to record additional goodwill and intangible impairment charges in future quarters

As of July 1, 2007, we had recorded goodwill with a net book value of $54.7 million related to various acquisitions, most recently QoSmetrics S.A and Timing Solutions Corporation. We test for impairment at least annually, and more frequently whenever evidence of impairment exists. For example, we performed a goodwill impairment test on our Wireless/OEM business segment as of March 31, 2006 and determined that goodwill was impaired by approximately $7.0 million. If our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

We may be impacted by disruptions and liquidity issues in the credit market, which may unfavorably impact our financial condition and results of operations

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investment accounts. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisor in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisor’s internal credit specialists. Our cash consists of overnight instruments and instruments that will mature within ninety days after the end of our fiscal quarter. Our short-term investment portfolio consists of instruments that mature between ninety-one days and three years after the end of our fiscal quarter.

Based upon recent events in the credit market, we may be impacted by the following risks:

•       We may experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements;

•       We may experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

•       We may not be able to reasonably value our investments if there is not a liquid resale market for those instruments;

•       We may experience losses on the sale of certain instruments if we do not have sufficient operating cash to run our business and are required to sell short-term investments to meet cash flow requirements; and

•       Our 3.25% Contingent Convertible Subordinated Notes, principal value $120,000,000, due 2025 and subject to repurchase in 2012, may be convertible prior to the maturity date into cash, if, during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate.

In addition to the above risks, the recent events in the credit market may also impact our customers, and we may be impacted by the following risks:

•       We may experience lower revenues if our customers decide to reduce their capital spending plans;

•       Customers may delay payments to us reducing our operating cash flow; and

•       We may experience an increase in accounts receivable write-offs if customers are unable to pay their obligations.

The accounting method for convertible debt securities with net share settlement, like our convertible notes, is expected to change

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the convertible notes that we sold in June 2005 are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which event we are treated for earnings per share purposes as having issued the number of shares of our common stock necessary to settle the conversion. For fiscal year 2007, the conversion value did not exceed the face value and therefore no additional shares are included in the calculation of our earnings per share.

On July 25, 2007, the FASB held a meeting to discuss, among other things, the accounting method for net share settled securities. As a result of the meeting, the FASB voted to adopt a new method for accounting for net share settled securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The effect of this change is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, net income attributable to our common stockholders is expected to be reduced by recognizing accretion of the discounted carrying value of the convertible debt security to its face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method. Moreover, the FASB will require that the new method be implemented retroactively.

The FASB has not yet published its final decision with respect to this proposed change to accounting treatment so there remains uncertainty as to the full impact of this accounting change.

We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the convertible notes and increase the likelihood that the notes will be redeemed for cash in the first redemption period in 2012.

Existing common stockholders may experience dilution in connection with our sale of convertible notes in June 2005 and will experience immediate dilution if we sell shares of our common stock or other equity securities in future financings, and, as a result, our stock price may go down

Our common stockholders may experience dilution in connection with the sale in June 2005 of $120 million worth of convertible notes if our stock price reaches $12.49 or more per share. For example, to the extent the share price exceeds $12.49, the difference would be multiplied by 9.6 million shares and then divided by the share price to determine the number of shares due to noteholders. For instance, if the stock price was $15.00, the conversion value would be $2.51 ($15.00 less $12.49) multiplied by 9.6 million shares or $24.1 million which would be divided by the share price of $15.00 to provide 1.6 million additional shares to noteholders. These 1.6 million shares, when added to our number of shares outstanding, would dilute our earnings per share.

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience dilution.

We may perform increasing amounts of research and development and manufacturing offshore to lower cost; these efforts may impact our ability to deliver products to our customers, complete research and development projects on a timely basis, and cause potential misappropriation of our intellectual property

As a U.S. government contractor, we are subject to a number of rules and regulations

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In order to administer certain U.S. government contracts we are required to have employees with Top Secret Security Clearance. Because we have a limited number of employees with such clearance, the loss of these employees could adversely affect our ability to administer these contracts. We must also have auditors from our independent registered public accounting firm with proper security clearance levels to perform an annual audit of revenue for these transactions.

We have direct or indirect sales pursuant to contracts with U.S. government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 15% to 20% of our net revenue has been generated from sales to U.S. government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts. In addition, delays in approvals of the annual defense budget or supplemental funding bills may also impact government sales.

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to the delay of customer orders or cancellation of existing orders

During fiscal 2007, two customers each accounted for more than 10% of our revenue. We expect lower levels of revenue from these two large customers in the first half of fiscal 2008 and results for this period will be adversely impacted. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

If we are unable to develop new products, or we are delayed in production startup, our sales could decline

The markets for our products are characterized by:

•       rapidly changing technology;

•       evolving industry standards; and

•       changes in end-user requirements.

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

The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors of our synchronization products include Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our Wireless/OEM products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our timing, test and measurement products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Temex and Trak Systems, Inc. (a Veritas Corporation subsidiary). Competitors of our Quality of Experience Assurance products include Brix, Ineoquest, JDS Uniphase, Agilent Technologies, Tektronix and Telchemy. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

•       the cost-effectiveness, quality, price, service and market acceptance of our products;

•       our ability to compete with competitors that perform low-cost research and development offshore;

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

Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future, which could cause our stock price to decline and result in losses to our investors

We believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

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

•       the possibility that, despite our having been approved as a supplier in requests for proposals from several major wireline customers, these proposals will not result in any purchases;

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

•       fluctuations in government spending for infrastructure investment;

•       timing of purchases from customers on projects, for example Verizon and AT&T, may be impacted due to spending delays, availability of resources for installation, and delays in new product availability;

•       our ability to introduce new products in new and existing markets on a timely and cost-effective basis;

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

•       customers in the wireless market may switch from buying rubidium-based products which are internally manufactured to quartz-based products which are purchased and sold at a lower price point, which may result in lower revenue and gross margins; and

•       a global pandemic, if not contained.

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

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and hurt our net earnings

Future losses may create uncertainty about the realizability of our $47.3 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

The tax treatment of the restructuring of our Puerto Rico subsidiary may negatively impact our net earnings

In July 2006, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We are in the process of submitting a ruling request to the Internal Revenue Service to confirm the tax-free treatment. We are undertaking this ruling request based upon our subsequent review of the 2006 restructuring. Although ruling requests of this nature are considered routine and we believe that it is more likely than not that the ruling will be granted, we cannot assure you that the ruling will be granted.

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 56.4% for fiscal 2007.

If the ruling is not granted, then:

•       we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•       Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•       the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 56.4% for fiscal 2007. The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

We purchase certain key components from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited suppliers for a number of our components. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, results of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products could become unavailable, resulting in unanticipated redesign and related delays in shipments.

We cannot assure you that similar delays will not occur in the future. Our suppliers of components may be impacted by compliance with environmental regulations, including Restriction on the use of Hazardous Substances in electrical and electronic equipment, known as the RoHS Directive, and Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive, which could affect our continued supply of components or cause additional costs for us to implement new components into our manufacturing process.

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

Our critical business and manufacturing facilities in Puerto Rico; Beverly, Massachusetts; San Jose, California; Santa Rosa, California; Camarillo, California; Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, and flood plains, and the occurrence of these events or other catastrophic disasters could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Capacity constraints, systems failures or security breaches could prevent access to our computer systems, which could interrupt our business and harm our daily operations

Our business goals of performance, reliability and availability require that we have adequate capacity in our computer systems to support our operations. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer internal personnel enhanced services, capacity, features and functionality. Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer system has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Even though we have a formal disaster recovery plan, it may not completely prevent any system failure or security breach that causes an interruption in our business and daily operations.

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

We are subject to environmental regulations that could result in costly environmental liability

Our operations are subject to numerous international, federal, state and local environmental regulations related to the storage, use, labeling, discharge, disposal and human exposure to toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in these regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. We could also be subject to fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Although, we periodically review our facilities and internal operations for compliance with applicable environmental regulations, these reviews are necessarily limited in scope and frequency and may not reveal all potential instances of noncompliance, possible injury or possible contamination. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. The liabilities arising from any noncompliance with environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources. The risk of liabilities increases as we acquire other companies, such as Datum, which use, or have used, hazardous substances at various current or former facilities.

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

We are subject to other significant domestic and foreign regulations relating to health and safety, packaging, product content and labor regulations

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

Our customers may be subject to governmental regulations, which, if changed, could negatively impact our business results

Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we are not directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could negatively impact our business results.

Sales of a significant portion of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales to Europe, Latin America, Asia, and Canada continue to account for a significant portion of our revenue. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because significant portions of our sales are to customers outside of the United States we are subject to risks, including:

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

Our sales and our cost may be affected by the ongoing movement towards environmentally friendly manufacturing (“green” manufacturing)

Various countries in the international marketplace are moving towards more environmentally friendly manufacturing requirements and carbon emission standards, and some companies or countries may require us to meet new standards, which could affect the sales of our products. These standards may impact the materials used and our manufacturing process. Changes to our materials and manufacturing process could cause delays in product availability and may increase our manufacturing costs.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The following are our principal facilities as of July 1, 2007:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose , CA	Headquarters, Manufacturing	Leased	All
Aguadilla, Puerto Rico	Manufacturing	Leased	All but QoE
Beverly, MA	Manufacturing	Owned (no encumbrances)	All but QoE
Santa Rosa, CA	Manufacturing	Leased	TT&M
Boulder, CO	Manufacturing	Leased	TT&M

We also lease other facilities in the United States, Europe, and Asia to support research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.                        Legal Proceedings

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of July 1, 2007, we had an accrual of  $0.5 million for remediation costs and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Stock Market LLC, under the symbol “SYMM”. We had approximately 1,033 stockholders of record as of August 31, 2007.

The following table sets forth the high and low per share sale prices reported on the Nasdaq Stock  Market LLC for our common stock for the periods indicated.

	High	Low
Year ended July 2, 2006
First Quarter	$11.04	$7.29
Second Quarter	8.98	6.56
Third Quarter	10.11	8.04
Fourth Quarter	8.45	6.99
Year ended July 1, 2007
First Quarter	$8.13	$6.60
Second Quarter	9.31	7.81
Third Quarter	9.40	7.70
Fourth Quarter	8.92	7.44

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Stock Repurchase Program

On August 11, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.5 million shares of Symmetricom common stock outstanding as of July 1, 2007.

During fiscal 2007, we repurchased 0.5 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $4.0 million. A further 10,511 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of certain employees, 19,800 shares of restricted stock were forfeited pursuant to existing agreements.

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program.

The following table provides a monthly detail of our share repurchases and forfeitures during fiscal 2007:

	Total		Total
	Number of	Average	Number of
	Shares	Price Paid	Shares
Period	Purchased	per Share	Forfeited
July 1, 2006 through July 31, 2006	—	—	3,500
August 1, 2006 through August 31, 2006	84,989	$6.97	3,000
September 1, 2006 through September 30, 2006	182,648	7.76	1,750
November 1, 2006 through November 30, 2006	—	—	2,675
February 1, 2007 through February 28, 2007	2,964	8.79	—
March 1, 2007 through March 31, 2007	240,000	8.06	6,625
May 1, 2007 through May 31, 2007	1,358	7.97	2,250
Total	511,959 (*)	$7.78	19,800

(*)          Includes 10,511 shares that were repurchased to cover the cost of taxes on vested restricted stock.

Comparative Stock Performance

The graph below compares the cumulative total stockholders’ return on our common stock for the last five fiscal years with the total return on the S&P 500 Index and the S&P Technology Sector over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the S&P Information Technology Index, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symmetricom, Inc., The S&P 500 Index
And The S&P Information Technology Index

*                    $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending July 1, 2007.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003
	(In thousands, except per share amounts)
Net revenue	$208,380	$176,112	$179,388	$163,310	$127,088
Operating income (loss)	8,928	(2,968)	17,737	(5,445)	(46,641)
Income (loss) before income taxes	13,336	(473)	18,845	(5,722)	(47,094)
Income (loss) from continuing operations	5,863	(102)	16,931	(3,186)	(34,708)
Gain (loss) from discontinued operations (1)	242	921	985	949	(14,609)
Net earnings (loss)	6,105	819	17,916	(2,237)	(49,317)
Basic earnings (loss) per share from continuing operations	0.13	—	0.37	(0.07)	(0.97)
Basic earnings (loss) per share from discontinued operations	—	0.02	0.02	0.02	(0.41)
Basic net earnings (loss) per share	0.13	0.02	0.39	(0.05)	(1.38)
Diluted earnings (loss) per share from continuing operations	0.13	—	0.36	(0.07)	(0.97)
Diluted earnings (loss) per share from discontinued operations	—	0.02	0.02	0.02	(0.41)
Diluted net earnings (loss) per share	0.13	0.02	0.38	(0.05)	(1.38)

	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003
	(In thousands)
Total assets	$409,279	$392,418	$392,171	$247,590	$233,890
Long-term obligations	125,550	126,670	126,967	8,827	10,057
Stockholders’ equity	$236,180	$224,561	$226,175	$196,484	$183,432

(1)          Reflects amounts related to gains (losses) on discontinued operations. The Trusted Time Division was discontinued in fiscal 2003. The Specialty Manufacturing/Other business segment was discontinued in the third quarter of fiscal 2007.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of time and frequency-based signals. We design and/or manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures. During fiscal 2007, we formed the Quality of Experience Assurance Division to pursue potential opportunities in the quality of experience (QoE) market for video services. We believe that the QoE market holds the promise of faster revenue growth in the future than our historic lines of businesses. The acquisition of QoSmetrics S.A. forms the nucleus of this business.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, communications original equipment manufacturers (OEMs), aerospace contractors, governments and research facilities.

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal 2007 and 2006 were 52-week fiscal years, and fiscal 2005 was a 53-week fiscal year.

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

On January 2, 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television). The purchase price of approximately $16.8 million was paid in cash. We acquired QoSmetrics S.A. for its technology, which we believe we can use to develop a line of products and services that will provide revenue growth in future years at a faster pace than our historic lines of business. Moreover, its target customers, as well as certain of its proprietary product features, are highly complementary with key parts of Symmetricom’s current operations. With the acquisition of QoSmetrics, we created a new business segment called the Quality of Experience Assurance Division.

On October 2, 2006, we acquired Timing Solutions Corporation, a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. This acquisition further strengthens and broadens our leadership position in the time and frequency field, as well as brings new technology to address the Test & Measurement market. The total purchase price of approximately $8.6 million was paid in cash.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical accounting estimates due to their subjective nature and judgments involved in each:

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

In July 2006, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We are in the process of submitting a ruling request to the Internal Revenue Service to confirm the tax-free treatment. We are undertaking this ruling request based upon our subsequent review of the 2006 restructuring. Although ruling requests of this nature are considered routine and we believe that it is more likely than not that the ruling will be granted, we cannot assure you that the ruling will be granted.

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 56.4% for fiscal 2007.

If the ruling is not granted, then:

•       we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•       Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•       the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 56.4% for fiscal 2007. The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

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

Valuation of Goodwill

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances for each reporting unit. During the third quarter of fiscal 2006, we performed a goodwill impairment test on the Wireless/OEM business segment because the product pricing pressures and gross margin pressures continued to decline in the third quarter of fiscal 2006 and we did not anticipate a significant improvement. As a result, we recorded a non-cash impairment charge of $7.0 million. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using discounted cash flow valuation methodology. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. We review our intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset. In the third quarter of fiscal 2006, we recorded a non-cash impairment charge of $1.2 million for the write-down of the other intangibles entirely related to our wireless business segment purchase in connection with the Datum acquisition in October 2002.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net revenue
Telecom Solutions Division:
Wireline Products	45.1%	45.8%	46.3%
Wireless/OEM Products	12.8%	13.6%	15.5%
Global Services	7.0%	7.1%	5.4%
Timing, Test and Measurement Division	34.9%	33.5%	32.8%
Quality of Experience Assurance Division	0.2%	—%	—%
Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	52.9%	51.4%	49.4%
Amortization of purchased technology	1.6%	2.1%	2.2%
Impairment of intangibles	—%	0.7%	—%
Integration and restructuring charges	0.1%	0.7%	—%
Gross profit	45.4%	45.3%	48.4%
Operating expenses:
Research and development	11.4%	10.7%	9.1%
Selling, general and administrative	29.1%	32.0%	29.1%
Acquired in-process research and development	0.1%	—%	—%
Amortization of intangibles	0.4%	0.3%	0.3%
Integration and restructuring charges	0.3%	—%	—%
Impairment of goodwill	—%	4.0%	—%
Operating income (loss)	4.3%	(1.7)%	9.9%
Gain on equity investments, net	—%	—%	0.2%
Interest income	4.4%	4.2%	0.9%
Interest expense	(2.3)%	(2.8)%	(0.5)%
Income (loss) before income taxes	6.4%	(0.3)%	10.5%
Income tax provision (benefit)	3.6%	(0.2)%	1.1%
Income (loss) from continuing operations	2.8%	(0.1)%	9.4%
Gain from discontinued operations, net of tax	0.1%	0.5%	0.5%
Net Income	2.9%	0.5%	10.0%

Fiscal Year 2008 Outlook

During fiscal year 2007, revenue growth of 18.3% versus prior year was favorably impacted by two large customers beginning an upgrade cycle to replace their legacy equipment. Revenue for fiscal year 2008 from these two customers may not increase or continue at the fiscal year 2007 level. In particular, we do not currently expect substantial orders from these customers in the first half of fiscal 2008, which will cause our revenue in the first two quarters to be below the level in the second half of fiscal 2007. Fiscal year 2007 revenue was also favorably impacted by the acquisition of TSC in our fiscal second quarter. We also expect fluctuations in quarterly revenue, as the upgrade projects undertaken by our customers are not systematic.

We expect the pace of operating expense growth for fiscal year 2008 to be greater than the prior year due to the full year impact of the acquisitions of TSC and QoSmetrics, S.A. as well as increased spending levels in our emerging new Quality of Experience Assurance business segment. We expect fiscal year 2008 earnings to be unfavorably impacted by this increased spending, as well as an expected lower order volume from two large customers in the first half of 2008 compared to order levels at the end of fiscal year 2007.

We expect revenues for fiscal year 2008 to be between $210 million and $220 million and earnings to be between $0.05 and $0.15 per share, on a fully diluted basis. Our fiscal year 2008 investment in our emerging Quality of Experience Assurance business segment is projected to dilute annual earnings by approximately $0.22 per share, on a fully diluted basis.

Fiscal Years Ended July 1, 2007 and July 2, 2006

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Net Revenue (in thousands):
Wireline Products	$93,908	$80,636	$13,272	16.5%
Wireless/OEM Products	26,672	23,893	2,779	11.6
Global Services	14,627	12,539	2,088	16.7
Timing, Test and Measurement Division	72,672	59,044	13,628	23.1
Quality of Experience Assurance Division	501	—	501	100.0
Total Net Revenue	$208,380	$176,112	$32,268	18.3%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services sales. Net revenue increased by $32.3 million or 18.3% to $208.4 million in fiscal year 2007 from $176.1 million in fiscal year 2006. The increase in net revenue was attributable to the Wireline products increase of $13.3 million or 16.5% (primarily due to increases as a result of deployments at AT&T and Verizon of our next generation sync products), the Wireless/OEM products increase of $2.8 million or 11.6% (due to increased sales to two major customers), the Global Services increase of $2.1 million or 16.7% (due to an increase in installation services for Verizon), and the Timing, Test and Measurement segment increase of $13.6 million or 23.1% (due primarily to the acquisition of TSC on October 2, 2006, increased sales of SAASM products and higher international sales). Net revenue for the newly formed Quality of Experience Assurance Division was $0.5 million.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Gross Profit (in thousands):
Wireline Products	$53,685	$45,209	$8,476	18.7%
Wireless/OEM Products	7,096	5,452	1,644	30.2
Global Services	3,991	6,334	(2,343)	(37.0)
Timing, Test and Measurement Division	33,064	28,690	4,374	15.2
Quality of Experience Assurance Division	398	—	398	100.0
Other cost of sales	(3,542)	(5,975)	2,433	(40.7)
Total Gross Profit	$94,692	$79,710	$14,982	18.8%
Percentage of Revenue	45.4%	45.3%

Gross profit, excluding other cost of sales, increased $12.5 million in fiscal year 2007, or 14.6%, compared to fiscal year 2006. Gross profit for the Wireline products increased by $8.5 million or 18.7%, which was higher that the 16.5% revenue increase for the same period (due primarily to increased sales of higher margin newer products). Gross profit for the Wireless/OEM products increased by $1.6 million or 30.2%, which was higher than the revenue increase of 11.6% (due to increased sales of higher margin products and selling price increases). Gross profit for Global Services decreased by $2.3 million or 37.0%, as compared to the revenue increase of 16.7% for the same period (due primarily to the large volume increase in installation services, which is lower margin and in the prior year a high margin repair project for a major customer occurred which was not repeated in fiscal year 2007). Gross profit for the Timing, Test and Measurement Division increased by $4.4 million or 15.2%, which was lower than the revenue increase of 23.1% for the same period (due primarily to the addition of the lower margin products acquired from TSC on October 2, 2006). Gross profit for the newly formed Quality of Experience Assurance Division was $0.4 million.

Gross profit due to other cost of sales for fiscal year 2007 was $2.4 million higher than fiscal year 2006 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM in fiscal 2006 and integration and restructuring charges which were $0.9 million higher in fiscal year 2006 versus fiscal year 2007 due to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Research and development expense (in thousands)	$23,692	$18,836	$4,856	25.8%
Percentage of Revenue	11.4%	10.7%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $23.7 million during fiscal year 2007 compared to $18.8 million for fiscal year 2006. The $4.9 million increase in the research and development expense was primarily attributable to $2.5 million for the Quality of Experience Assurance Division and $2.1 million for TSC, which were both acquired in fiscal year 2007. Fiscal year 2007 research and development expenditures include a partial year impact for the QoSmetrics S.A. and TSC acquisitions.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Selling, general and administrative (in thousands)	$60,543	$56,357	$4,186	7.4%
Percentage of Revenue	29.1%	32.0%

Selling, general and administrative expense, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and related facility costs and part of the amortization expenses of our intangible assets. These expenses increased by 7.4% to $60.5 million for fiscal year 2007 compared to $56.4 million for fiscal year 2006. This $4.2 million increase in selling, general and administrative expenses was attributable primarily to $2.6 million for the newly formed Quality of Experience Assurance Division and higher compensation costs in fiscal year 2007. Fiscal year 2007 selling, general and administrative expenses include a partial year impact for the QoSmetrics S.A. and TSC acquisitions.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Amortization of intangibles (in thousands)	$792	$522	$270	51.7%
Percentage of Revenue	0.4%	0.3%

Amortization of intangibles increased $0.3 million in fiscal year 2007 over fiscal year 2006 due to the acquisitions of TSC and QoSmetrics.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Integration and restructuring charges (in thousands)	$549	$—	$549	100.0%
Percentage of Revenue	0.3%	—%

Integration and restructuring charges were $0.5 million in fiscal year 2007 for the acquisitions of TSC and QoSmetrics. There were no such charges in fiscal 2006.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Interest income (in thousands)	$9,231	$7,478	$1,753	23.4%
Percentage of Revenue	4.4%	4.2%

Interest income increased to $9.2 million in fiscal 2007 compared to $7.5 million in fiscal year 2006 due to higher average interest rates experienced in fiscal year 2007, which was approximately 5.3%, versus fiscal year 2006, which was 4.3%. The average cash and short-term investment balance was fairly consistent in fiscal 2007 and fiscal 2006.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Interest expense (in thousands)	$(4,823)	$(4,983)	$160	(3.2)%
Percentage of Revenue	(2.3)%	(2.8)%

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California and interest for our 3.25% convertible notes. Interest expense decreased 3.2% to $4.8 million in fiscal year 2007 from $5.0 million in fiscal year 2006 due primarily to lower capital lease costs.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Income tax provision (benefit) (in thousands)	$7,473	$(371)	$7,844	(2,114.3)%
Percentage of Revenue	3.6%	(0.2)%

Our income tax provision increased to $7.5 million in fiscal year 2007 compared to a tax benefit of $0.4 million in fiscal year 2006. The income tax provision for fiscal year 2007 includes $3.4 million related to the planned legal entity liquidation of QoSmetrics S.A. and QoSmetrics, Inc., which were both acquired on January 2, 2007. As described above under Critical Accounting Estimates - Accounting for Income Taxes, we are in the process of submitting a ruling request to the Internal Revenue Service to confirm the tax-free treatment. We are undertaking this ruling request based upon our subsequent review of the 2006 restructuring. Although ruling requests of this nature are considered routine and we believe that it is more likely than not that the ruling will be granted, we cannot assure you that the ruling will be granted.

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 56.4% for fiscal 2007.

If the ruling is not granted, then:

•       we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•       Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•       the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 56.4% for fiscal 2007. The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Gain from discontinued operations, net of tax (in thousands)	$242	$921	$(679)	(73.7)%
Percentage of Revenue	0.1%	0.5%

Discontinued operations:   During fiscal year 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment and the results, net of tax, are reflected in the results of operations for fiscal years 2007 and 2006.

Fiscal Years Ended July 2, 2006 and July 3, 2005

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Net Revenue (in thousands):
Wireline Products	$80,636	$83,129	$(2,493)	(3.0)%
Wireless/OEM Products	23,893	27,723	(3,830)	(13.8)
Global Services	12,539	9,712	2,827	29.1
Timing, Test and Measurement Division	59,044	58,824	220	0.4
Quality of Experience Assurance Division	—	—	—	NA
Total Net Revenue	$176,112	$179,388	$(3,276)	(1.8)%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services sales. Net revenue decreased by $3.3 million or 1.8% to $176.1 million in fiscal year 2006 from $179.4 million in fiscal year 2005. The decrease in net revenue was attributable to the Wireline products decrease of $2.5 million or 3.0% (primarily due to large initial orders from a customer in fiscal year 2005 not repeated in fiscal year 2006) and the Wireless/OEM products decrease of $3.8 million or 13.8% (due to a product shift toward lower priced, lower performance quartz-based products from higher performance, lower maintenance rubidium-based solutions, continued overall pricing pressure and implementation of non-CDMA base stations that derive timing from a central office). These revenue decreases were partially offset by a $2.8 million or 29.1% increase in the Global Services segment (primarily due to an increase in total solution sales to customers) and a $0.2 million or 0.4% increase in the Timing, Test and Measurement segment (due primarily to the acquisition of the Agilent’s cesium products partially offset by decline in other products).

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Gross Profit (in thousands):
Wireline Products	$45,209	$47,281	$(2,072)	(4.4)%
Wireless/OEM Products	5,452	8,102	(2,650)	(32.7)
Global Services	6,334	4,165	2,169	52.1
Timing, Test and Measurement Division	28,690	31,235	(2,545)	(8.1)
Quality of Experience Assurance Division	—	—	—	NA
Other cost of sales	(5,975)	(3,899)	(2,076)	53.2
Total Gross Profit	$79,710	$86,884	$(7,174)	(8.3)%
Percentage of Revenue	45.3%	48.4%

Gross profit for fiscal year 2006, excluding other cost of sales, decreased $5.1 million, or 5.6%, compared to fiscal year 2005. This decrease in total gross profit was greater than the revenue decrease of 1.8%. Gross profit for the Wireline products decreased by $2.1 million or 4.4%, which was fairly consistent with the 3.0% revenue decrease for the same period. Gross profit for the Wireless/OEM products decreased by $2.7 million or 32.7%, which was higher than the revenue decrease of 13.8% due to lower selling prices and increased sales of lower margin products. Gross profit for Global Services increased by $2.2 million or 52.1%, which was higher than the 29.1% revenue increase for the same period due to increased sales of lower cost services. Gross profit for the Timing, Test and Measurement Division decreased by $2.5 million or 8.1%, which was lower than the revenue increase of 0.4% for the same period due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005.

Gross profit due to other cost of sales for fiscal 2006 decreased $2.1 million in comparison to fiscal 2005 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM business segment and the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which includes costs associated with integration and restructuring and additional intangibles. In addition, during fiscal 2006, there were $1.2 million in integration and restructuring charges related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. There were no integration expenses in fiscal 2005.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Research and development expense (in thousands)	$18,836	$16,286	$2,550	15.7%
Percentage of Revenue	10.7%	9.1%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses were $18.8 million during fiscal year 2006 compared to $16.3 million for fiscal year 2005. The overall increase in the research and development expense was primarily attributable to $0.5 million in stock-based compensation, salary increases, and increased spending in new R&D projects to comply with a new EU regulation, RoHS (restriction of the use of certain hazardous substances in electrical and electronic equipment). This regulation bans the placing in the EU market of new electrical and electronic equipment containing more than certain levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants beginning July 1, 2006.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Selling, general and administrative (in thousands)	$56,357	$52,248	$4,109	7.9%
Percentage of Revenue	32.0%	29.1%

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and related facility costs. These expenses increased by 7.9% to $56.4 million for fiscal year 2006 compared to $52.2 million for the corresponding period of fiscal year 2005. This $4.1 million increase in selling, general and administrative expenses was attributable primarily to an increase in stock-based compensation of $3.6 million and annual merit increases.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Amortization of intangibles (in thousands)	$522	$613	$(91)	(14.8)%
Percentage of Revenue	0.3%	0.3%

Amortization of intangibles decreased 14.8% due to a writedown of intangibles related to our Wireless/OEM business.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Impairment of goodwill (in thousands)	$6,963	$—	$6,963	(100.0)%
Percentage of Revenue	4.0%	—%

Impairment of goodwill increased in fiscal year 2006 due to a third quarter non-cash impairment charge of $7.0 million for the write-down of goodwill principally related to our wireless business segment purchased in connection with the Datum acquisition in October 2002. For fiscal year 2005, there were no charges associated with goodwill.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Interest income (in thousands)	$7,478	$1,533	$5,945	387.8%
Percentage of Revenue	4.2%	0.9%

Interest income increased to $7.5 million in fiscal year 2006 compared to $1.5 million in fiscal year 2005 due to higher cash investments balance attributable to the proceeds received from the convertible notes issued in June 2005 and higher average interest rates.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Interest expense (in thousands)	$(4,983)	$(814)	$(4,169)	512.2%
Percentage of Revenue	(2.8)%	(0.5)%

Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California and interest for our convertible notes. Interest expense increased 512.2% to $5.0 million in fiscal year 2006 from $0.8 million in fiscal year 2005 due primarily to interest expense on the convertible notes, which started accruing at 3.25% on June 15, 2005.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Income tax provision (benefit) (in thousands)	$(371)	$1,914	$(2,285)	(119.4)%
Percentage of Revenue	(0.2)%	1.1%

Income tax benefit was $0.4 million in fiscal year 2006 compared to an income tax provision $1.9 million in fiscal year 2005. The effective tax rate fluctuated significantly in fiscal year 2006 as a result of the write-off of goodwill for $7.0 million, since a substantial portion of the goodwill write-off was not deductible for tax reporting purposes. The increase in tax rate from the write-off of goodwill was offset by our Puerto Rico earnings, since a substantial percentage of our Puerto Rico earnings were taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. Section 936 expired at the end of fiscal year 2006.

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Gain from discontinued operations, net of tax (in thousands)	$921	$985	$(64)	(6.5)%
Percentage of Revenue	0.5%	0.5%

Discontinued operations:   During fiscal year 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment and the results, net of tax, are reflected in the results of operations for fiscal years 2006 and 2005.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal year 2007 with fiscal year 2006, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $51.9 million as of July 1, 2007, compared to $48.9 million as of July 2, 2006. Our backlog, which is shippable within the next six months, was $43.4 million as of July 1, 2007, compared to $35.1 million as of July 2, 2006.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of July 1, 2007, we had approximately $6.3 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $4.4 million in contract revenue that was to be performed and recognized within the following 36 months as of July 2, 2006. These amounts have been accounted for as part of our sales backlog discussed above.

Headcount:

Our consolidated headcount as of July 1, 2007 was comprised of 890 regular employees and 61 temporary employees, compared to 802 regular employees and 63 temporary employees as of July 2, 2006.

Deferred revenue:

Deferred revenue is comprised of deferred revenue on sales of goods with special terms, which are recognized when the special terms are satisfied; maintenance contracts, which are recognized ratably over the maintenance period; and distributor return allowances, which are based on historical return averages with certain distributors. Deferred revenue for sales of goods with special terms was $0.9 million as of July 1, 2007, compared to $0.4 million as of July 2, 2006. Deferred revenue for maintenance contracts was $2.6 million as of July 1, 2007, compared to $2.2 million as of July 2, 2006. Deferred revenue for distributor return allowances was $0.2 million as of July 1, 2007, compared to $0.3 million as of July 2, 2006.

Liquidity and Capital Resources

As of July 1, 2007, working capital was $216.9 million compared to $222.3 million as of July 2, 2006. Cash and cash equivalents as of July 1, 2007 decreased $44.6 million to $37.6 million from $82.2 million as of July 2, 2006. This decrease was primarily the result of acquisitions paid in cash in the amount of

$25.4 million and a shift from cash and cash equivalents to short-term investments. As a result, short-term investments increased from $106.7 million as of July 2, 2006 to $138.6 million as of July 1, 2007.

The $20.7 million net cash provided by operating activities in fiscal 2007 was primarily attributable to a net income of $6.1 million and non-cash expenses related to depreciation and amortization of $9.6 million and stock-based compensation of $6.4 million, which was partially offset by a $3.1 million increase in accounts receivable and $6.6 million increase in inventory. The increase in accounts receivable in fiscal 2007 was the result of higher sales during the fourth quarter of fiscal 2007 compared to fiscal 2006 and the increase in inventory was related to the TSC acquisition in October 2006 and higher finished goods inventory to meet customers’ shorter lead time requirements. The $62.3 million net cash used for investing activities in fiscal 2007 was primarily attributable to $225.4 million in purchases of short-term investments, $25.4 million cash payment for the acquisitions of QoSmetrics S.A. and TSC, and $5.1 million in purchases of plant and equipment. This was partially offset by $193.6 million in maturities of short-term investments. The $3.0 million net cash used for financing activities was primarily attributable to $4.0 million used to repurchase common stock and $2.2 million to repay long-term obligations. This was partially offset by $2.7 million in proceeds from the issuance of common stock.

Our total capital spending commitments outstanding as of July 2, 2007 were approximately $0.9 million. Days sales outstanding in accounts receivable was 59 days as of July 1, 2007, unchanged from July 2, 2006.

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

Wells Fargo Line of Credit

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. On June 1, 2005 this agreement was amended to allow us to increase the line of credit up to $10.0 million. On November 1, 2006 the agreement was amended to lower the line of credit to $3.0 million. The line of credit contains certain financial covenants and restrictions. The line of credit expires on November 1, 2007. No borrowings were outstanding under this facility as of July 1, 2007. This line of credit is used to support a letter of credit for the $2.4 million Massachusetts Development Finance Agency bond.

Convertible Subordinated Notes

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

As of July 1, 2007, none of the conditions that would trigger early redemption of the convertible subordinated notes had occurred.

Massachusetts Development Finance Agency Bond

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to an industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021, and the balance is $2.4 million as of July 1, 2007. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by the line of credit with Wells Fargo Bank.

Contractual Obligations

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amended our existing lease for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our corporate office. The amendment extended the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) would be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006. The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with SFAS No. 13, Accounting for Leases.

The balance on the bond issued by the Massachusetts Development Finance Agency is $2.4 million as of July 1, 2007. The bond is collateralized by a $2.4 million letter of credit issued under our credit facility with Wells Fargo Bank.

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements or operating lease agreements. Due to excess capacity on several non-cancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liability for the remainder.

We incur purchase commitments during our normal course of business. As of July 1, 2007, our principal commitments totaled $20.7 million and related primarily to commitments to purchase inventory.

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on a 6.00% discounted rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and who meet the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following table summarizes our contractual cash obligations as of July 1, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Bond payable	$2,405	$—	$—	$—	$2,405
Convertible subordinate notes	120,000	—	—	—	120,000
Capital lease obligations	2,901	1,576	1,325	—	—
Operating leases obligations(1)	33,698	3,124	6,718	7,959	15,897
Purchase obligations	20,726	19,977	742	7	—
Conditional grant	136	136	—	—	—
Post-retirement benefits liabilities	302	40	103	60	99
Lease loss accrual	145	59	73	13	—
Total	$180,313	$24,912	$8,961	$8,039	$138,401

(1)          Operating lease obligation is net of the lease loss accrual

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 106, and 132(R).

SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We determined that SFAS No. 158 does not have a material impact on our consolidated balance sheet, statement of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that SFAS No. 157 will have a material impact on our consolidated balance sheet or statement of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not believe that SAB No. 108 has a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the FASB issued Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006. We are still assessing the impact of the adoption of FIN No. 48, and have not yet determined the impact that its adoption will have on the consolidated financial statements. The final analysis will be completed in the first quarter of fiscal 2008.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of July 1, 2007, we had short-term investments of $138.6 million. These investments in corporate debt securities have maturity dates of greater than three months. Our corporate debt securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at July 1, 2007, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than 36 months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. The possibility exists that some of these issues may be downgraded as a result of disruptions in the credit market; however, we believe that we currently have the ability and currently intend to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. A hypothetical 10% adverse change in sterling or Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 8.                        Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Fiscal Year 2007
Net revenue	$47,260	$51,761	$51,943	$57,416	$208,380
Gross profit	22,036	21,655	24,629	26,372	94,692
Operating income	3,817	2,138	2,230	743	8,928
Income from continuing operations before income taxes	4,965	3,320	3,234	1,817	13,336
Income (loss) from continuing operations	3,323	2,462	(1,308)	1,386	5,863
Gain (loss) on discontinued operations	474	260	(349)	(143)	242
Net income (loss)	3,797	2,722	(1,657)	1,243	6,105
Basic earnings (loss) per share from continuing operations	0.07	0.06	(0.03)	0.03	0.13
Basic earnings (loss) per share from discontinued operations	0.01	—	(0.01)	—	—
Basic net earnings (loss) per share	0.08	0.06	(0.04)	0.03	0.13
Diluted earnings (loss) per share from continuing operations	0.07	0.06	(0.03)	0.03	0.13
Diluted earnings (loss) per share from discontinued operations	0.01	—	(0.01)	—	—
Diluted net earnings (loss) per share	0.08	0.06	(0.04)	0.03	0.13
Fiscal Year 2006
Net revenue	$42,545	$45,281	$41,532	$46,754	$176,112
Gross profit	20,138	21,256	17,106	21,210	79,710
Operating income (loss)	1,331	2,620	(8,581)	1,662	(2,968)
Income (loss) from continuing operations before income taxes	1,647	3,123	(7,850)	2,607	(473)
Income (loss) from continuing operations	1,276	2,346	(5,695)	1,971	(102)
Gain (loss) on discontinued operations	97	309	508	7	921
Net income (loss)	1,373	2,655	(5,187)	1,978	819
Basic earnings (loss) per share from continuing operations	0.03	0.05	(0.12)	0.04	—
Basic earnings (loss) per share from discontinued operations	—	0.01	0.01	—	0.02
Basic net earnings (loss) per share	0.03	0.06	(0.11)	0.04	0.02
Diluted earnings (loss) per share from continuing operations	0.03	0.05	(0.12)	0.04	—
Diluted earnings (loss) per share from discontinued operations	—	0.01	0.01	—	0.02
Diluted net earnings (loss) per share	0.03	0.06	(0.11)	0.04	0.02

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2007 and July 2, 2006 , and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” during fiscal 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 25, 2007

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 1, 2007	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,587	$82,193
Short-term investments	138,559	106,696
Accounts receivable, net of allowance for doubtful accounts of $1,107 in 2007 and $888 in 2006	37,368	33,015
Inventories	38,957	30,717
Note receivable from employee	500	—
Prepaids and other current assets	11,094	10,240
Total current assets	264,065	262,861
Property, plant and equipment, net	26,626	26,553
Goodwill	54,706	45,899
Other intangible assets, net	17,730	8,200
Deferred taxes and other assets	46,152	48,405
Note receivable from employee	—	500
Total assets	$409,279	$392,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,197	$13,359
Accrued compensation	13,936	10,352
Accrued warranty	3,374	3,547
Other accrued liabilities	15,161	12,024
Current maturities of long-term obligations	1,547	1,286
Total current liabilities	47,215	40,568
Long-term obligations	125,550	126,670
Deferred income taxes	334	619
Total liabilities	173,099	167,857
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,959 shares issued and 46,528 outstanding in 2007; 47,662 shares issued and 45,743 outstanding in 2006	187,070	181,696
Accumulated other comprehensive income	403	263
Retained earnings	48,707	42,602
Total stockholders’ equity	236,180	224,561
Total liabilities and stockholders’ equity	$409,279	$392,418

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net revenue	$208,380	$176,112	$179,388
Cost of products and services	110,147	90,428	88,605
Amortization of purchased technology	3,317	3,622	3,899
Impairment of intangibles	—	1,198	—
Integration and restructuring charges	224	1,154	—
Gross profit	94,692	79,710	86,884
Operating expenses:
Research and development	23,692	18,836	16,286
Selling, general and administrative	60,543	56,357	52,248
Acquired in-process research and development	188	—	—
Amortization of intangibles	792	522	613
Integration and restructuring charges	549	—	—
Impairment of goodwill	—	6,963	—
Operating income (loss)	8,928	(2,968)	17,737
Gain on equity investments, net	—	—	389
Interest income	9,231	7,478	1,533
Interest expense	(4,823)	(4,983)	(814)
Income (loss) before income taxes and discontinued operations	13,336	(473)	18,845
Income tax provision (benefit)	7,473	(371)	1,914
Income (loss) from continuing operations	5,863	(102)	16,931
Gain from discontinued operations, net of tax	242	921	985
Net income	$6,105	$819	$17,916
Earnings per share—basic:
Earnings from continuing operations	$0.13	$—	$0.37
Earnings from discontinued operations	—	0.02	0.02
Net earnings	$0.13	$0.02	$0.39
Weighted average shares outstanding—basic	45,572	45,913	45,532
Earnings per share—diluted:
Earnings from continuing operations	$0.13	$—	$0.36
Earnings from discontinued operations	—	0.02	0.02
Net earnings	$0.13	$0.02	$0.38
Weighted average shares outstanding—diluted	46,389	46,791	46,936

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Stockholder Note	Accumulated Other Comprehensive	(1) Deferred Stock-based	Retained	Total Stock- holders’	Total Comprehensive
	Shares	Amount	Receivable	Income (loss)	Compensation	Earnings	Equity	Income (loss)
Balance at June 27, 2004	44,915	$ 174,293	$ (555)	$ (1)	$ (1,120)	$ 23,867	$ 196,484	$ (2,060)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,619	8,012	—	—	—	—	8,012	—
Reinstated stock option	—	919	—	—	—	—	919	—
Restricted stock issued	—
Repurchase of common stock	(186)	(1,833)	—	—	—	—	(1,833)	—
Restricted stock canceled	(19)	(120)	—	—	84	—	(36)	—
Stock option income tax benefit	—	3,021	—	—	—	—	3,021	—
Amortization of deferred compensation	—	—	—	—	1,036	—	1,036	—
Loan payment	—		555				555	—
Comprehensive income:
Income from continuing operations	—	—	—	—	—	16,931	16,931	16,931
Gain from discontinued operations, net of tax of $724	—	—	—	—	—	985	985	985
Unrealized gain on short-term investments, net of taxes	—	—	—	84	—	—	84	84
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	17	—	—	17	17
Balance at July 3, 2005	46,329	184,292	—	100	—	41,783	226,175	18,017
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	402	1,904	—	—	—	—	1,904	—
Restricted stock issued	220	—	—	—	—	—	—	—
Repurchase of common stock	(1,172)	(9,712)	—	—	—	—	(9,712)	—
Restricted stock canceled	(36)	—	—	—	—	—	—	—
Stock option income tax benefit	—	592	—	—	—	—	592	—
Stock-based compensation	—	4,620	—	—	—	—	4,620	—
Comprehensive income:
Income (loss) from continuing operations	—	—	—	—	—	(102)	(102)	(102)
Gain from discontinued operations, net of tax of $521	—	—	—	—	—	921	921	921
Unrealized gain on short-term investments, net of taxes	—	—	—	67	—	—	67	67
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	96	—	—	96	96
Balance at July 2, 2006	45,743	181,696	—	263	—	42,602	224,561	982
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	556	2,749	—	—	—	—	2,749	—
Restricted stock issued	725		—	—	—	—	—	—
Repurchase of common stock	(512)	(3,993)	—	—	—	—	(3,993)	—
Restricted stock canceled	(20)	—	—	—	—	—	—	—
Exercise of warrants, (net)	36	—	—	—	—	—	—	—
Stock option income tax benefit	—	225	—	—	—	—	225	—
Stock-based compensation	—	6,393	—	—	—	—	6,393	—
Comprehensive income:
Income from continuing operations	—	—	—	—	—	5,863	5,863	5,863
Gain from discontinued operations, net of tax of $167	—	—	—	—	—	242	242	242
Unrealized gain on short-term investments, net of taxes	—	—	—	124	—	—	124	124
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	16	—	—	16	16
Balance at July 1, 2007	46,528	$ 187,070	$ —	$ 403	$ —	$ 48,707	$ 236,180	$ 6,245

(1)                 Following the adoption of SFAS 123(R) in fiscal 2006, amounts that would previously have been recorded in this column are now included within Common Stock.

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
		(As corrected— see Note 2)	(As corrected— see Note 2)
Cash flows from operating activities:
Net income	$6,105	$819	$17,916
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangibles	—	8,161	—
Acquired in-process research and development	188	—	—
Gain from disposal of discontinued operations	—	—	(162)
Depreciation and amortization	9,605	9,966	11,303
Deferred income taxes	1,916	(1,693)	(3,368)
Income tax expense related to QoSmetrics liquidations	3,110	—	—
Gain on sale of equity investments	—	—	(389)
Loss on disposal of fixed assets	10	211	202
Gain on post-retirement benefit obligation	(11)	(65)	(118)
Stock-based compensation	6,393	4,620	1,001
Non-cash compensation	—	—	919
Stock option excess income tax benefit	(361)	—	3,021
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,134)	(3,966)	(108)
Inventories	(6,575)	(2,662)	1,179
Prepaids and other assets	(1,397)	1,579	(378)
Accounts payable	(525)	675	(2,688)
Accrued compensation	3,000	1,265	(599)
Other accrued liabilities	2,377	429	(555)
Net cash provided by operating activities	20,701	19,339	27,176
Cash flows from investing activities:
Acquisition and related costs, net of cash acquired	(23,385)	(8,032)	—
Purchase of intangible assets	(2,006)	—	—
Purchases of short-term investments	(225,368)	(175,425)	(134,734)
Maturities of short-term investments	193,603	158,349	58,716
Purchases of plant and equipment	(5,124)	(9,443)	(3,074)
Proceeds from sale of assets	—	—	1,585
Net cash used for investing activities	(62,280)	(34,551)	(77,507)
Cash flows from financing activities:
Repayment of long-term obligations	(2,160)	(1,110)	(1,148)
Proceeds from issuance of common stock	2,749	1,904	8,011
Proceeds from repayment of employee note	—	—	555
Proceeds from convertible notes	—	—	116,151
Stock option excess income tax benefit	361	592	—
Repurchase of common stock	(3,993)	(9,712)	(1,833)
Net cash provided by (used for) financing activities	(3,043)	(8,326)	121,736
Effect of exchange rate changes in cash	16	96	17
Net increase (decrease) in cash and cash equivalents	(44,606)	(23,442)	71,422
Cash and cash equivalents at beginning of year	82,193	105,635	34,213
Cash and cash equivalents at end of year	$37,587	$82,193	$105,635
Non-cash investing and financing activities:
Unrealized loss on securities, net	$124	$67	$84
Cash payments for:
Interest	$4,266	$5,073	$544
Income taxes	1,812	1,173	1,427

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business

Symmetricom, Inc., incorporated in the state of Delaware, is a leading supplier of precise timing standards to industry, government, utilities, research centers and aerospace markets. The company also supplies QoE (Quality of Experience) solutions that enable communication service providers to monitor the performance, as perceived by end users, of IP-based video and other next generation network applications. Timing and synchronization products and services include network synchronization systems and timing elements used by network operators and users, governments and professional services. Such products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and cable networks enabling our customers to increase the reliability of their networks in today’s evolving communications environment.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom”,  “we”, “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal 2007 and 2006 were 52-week fiscal years, and fiscal 2005 was a 53-week fiscal year.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Deferred revenue of $1.1 million as of July 2, 2006 that was previously reported as other accrued liabilities in current liabilities has been reclassified as long-term obligations. As of July 1, 2007, $1.1 million of deferred revenue was included in long-term obligations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include:

•       Valuation of business combinations

•       Revenue recognition

•       Allowance for doubtful accounts

•       Inventory valuation

•       Accounting for income taxes

•       Valuation of goodwill and intangible assets

•       Stock options

•       Accruals for contingent liabilities

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of corporate debt securities that mature between three and 36 months. All of our short-term investments are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

		Gross Unrealized
	Amortized Cost	Gains (losses)	Fair Value
		(In thousands)
July 1, 2007
Commercial paper	$162,918	$(33)	$162,885
Less amounts classified as cash equivalents	(27,421)	—	(27,421)
Deferred compensation plan assets	2,838	257	3,095
Total short term investments	$138,335	$224	$138,559
July 2, 2006
Commercial paper	$170,968	$(143)	$170,825
Less amounts classified as cash equivalents	(66,859)	—	(66,859)
Deferred compensation plan assets	2,558	172	2,730
Total short term investments	$106,667	$29	$106,696

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes mitigate potential credit risks. However, we still have significant credit risks as

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our customers currently tend to consolidate by mergers or acquisitions, which could impact their ability to pay.

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

	July 1, 2007	July 2, 2006
	(In thousands)
Raw materials	$16,699	$15,354
Work-in-process	12,250	9,043
Finished goods	10,008	6,320
Inventories	$38,957	$30,717

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 - 15 years, or life of lease if shorter
Machinery, equipment and computer software	3 - 7 years

Property, plant and equipment consists of the following:

	July 1, 2007	July 2, 2006
	(In thousands)
Property, plant and equipment:
Land	$200	$200
Buildings and improvements	16,273	14,672
Machinery and equipment	29,253	28,913
Computer software	8,927	8,486
Leasehold improvements	17,690	15,777
	72,343	68,048
Accumulated depreciation and amortization	(45,717)	(41,495)
	$26,626	$26,553

Building and improvements includes $9.0 million of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. As of July 1, 2007 and July 2, 2006, accumulated amortization for this facility totaled $7.6 million and $6.9 million, respectively.

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

In the third quarter of fiscal 2006, we recorded a non-cash impairment charge of approximately $1.2 million for the write-down of the other intangibles related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. During the third quarter of fiscal 2006, we decided to perform an intangible impairment test on the Wireless/OEM business segment since the product pricing and gross margin continued to decline in the third quarter of fiscal 2006, and we did not anticipate any improvement. For the same periods during fiscal 2007 and 2005, there were no impairment charges associated with intangible assets.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its component. SFAS No.130 requires companies to report comprehensive income that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income, consists of the following:

	July 1, 2007	July 2, 2006	July 3, 2005
	(in thousands)
Foreign currency translation adjustments, net of taxes	$262	$246	$150
Unrealized gain (loss) on investments, net of taxes	141	17	(50)
Total accumulated other comprehensive income	$403	$263	$100

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

Acquired in-process research and development expenses

During fiscal 2007, $0.2 million of the purchase price of the TSC acquisition was allocated to purchased in-process research and development expense based upon the values assigned to the acquisitions. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The value of these projects was determined by estimating the discounted net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project.

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

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Computer Software to Be Sold, Leased, or Otherwise Marketed. We believe the current process for developing software is essentially

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date. Software cost for purchased software is capitalized and amortized when the useful life has been determined. During the fourth quarter of fiscal 2007, we capitalized $2.0 million of purchased software for use in research and development and have not yet determined its useful life.

Foreign Currency Translation

The functional currency of each of our international subsidiaries in the United Kingdom, China, France, and Hong Kong is the U.S. dollar, while in Germany, it is the Euro.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $3.0 as of July 1, 2007 compared to $1.6 million as of July 2, 2006. All of unbilled receivables as of July 1, 2007 are expected to be collected in fiscal 2008. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SFAS No. 123(R) resulted in stock-based compensation expense of $4.6 million for the fiscal year ended July 2, 2006, which includes the net cumulative impact of 5.94% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted.

At July 2, 2006, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $4.3 million, net of estimated forfeitures of $0.6 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF Issue No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no excess tax benefits resulting from the exercise of stock-based compensation deductions reported for financial reporting purposes for the fiscal period ended July 2, 2006.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the reported amounts for the fiscal period ended July 2, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Year ended July 2, 2006
	As	SFAS 123R
	Reported	Adjustments
	(In thousands, except per share amounts)
Loss before income taxes and discontinued operations	$(473)	$(4,620)
Income tax provision	371	1,709
Loss from continuing operations	$(102)	$(2,911)
Gain from discontinued operations, net of tax	921	—
Net income	$819	$(2,911)
Earnings per share—basic:
Earnings from continuing operations	$—	$(0.06)
Earnings from discontinued operations	0.02	—
Net earnings	$0.02	$(0.06)
Weighted average shares outstanding—basic	45,913	45,913
Earnings per share—diluted:
Earnings from continuing operations	$—	$(0.06)
Earnings from discontinued operations	0.02	—
Net earnings	$0.02	$(0.06)
Weighted average shares outstanding—diluted	46,791	46,791

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended
July 2, 2006
(In thousands)
SFAS 123(R) impact:
Cost of products and services	$564
Research and development	481
Selling, general and administrative	3,575
$4,620

During fiscal 2005, prior to the adoption of SFAS 123(R), the Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounted for employee stock-based compensation using the intrinsic-value-based method of accounting as defined under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issue to Employees,” and its related interpretation. Accordingly, we recognized no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognized compensation expense in our consolidated statements of operations with respect to restricted stock awarded to our employees. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized using the accelerated method over the option vesting periods, the Company’s net income for the year ended July 3, 2005, would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

Year ended
July 3, 2005
(In thousands, except per share amounts)
Net income, as reported	$17,916
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net income, net of related tax effects	620
Less: Stock-based employee compensation expense determined under fair value based method for all awards (including the restricted stock), net of related tax effects	(6,131)
Pro forma net income	$12,405
Earnings per share—basic:
As reported	$0.39
Pro forma	$0.27
Earnings per share—diluted:
As reported	$0.38
Pro forma	$0.26

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$5,863	$(102)	$16,931
Gain from discontinued operations	242	921	985
Net income	$6,105	$819	$17,916
Shares (Denominator):
Weighted average common shares outstanding	46,208	46,080	45,654
Weighted average common shares outstanding subject to repurchase	(636)	(167)	(122)
Weighted average shares outstanding—basic	45,572	45,913	45,532
Weighted average dilutive share equivalents from stock options and warrants	609	824	1,282
Weighted average common shares dilutive subject to repurchase	208	54	122
Weighted average shares outstanding—diluted	46,389	46,791	46,936
Earnings per share—basic:
Earnings from continuing operations	$0.13	$—	$0.37
Earnings from discontinued operations	—	0.02	0.02
Net earnings	$0.13	$0.02	$0.39
Earnings per share—diluted:
Earnings from continuing operations	$0.13	$—	$0.36
Earnings from discontinued operations	—	0.02	0.02
Net earnings	$0.13	$0.02	$0.38

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Stock options and warrants	3,067	2,231	1,861
Common shares subject to repurchase	—	1	—
Total shares of common stock excluded from diluted net earnings (loss) per share calculation	3,067	2,232	1,861

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share as of July 1, 2007.

Note 2—Correction of an error

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Consolidated Statements of Cash Flows have been corrected to present the gross activity as follows for the years ended July 2, 2006, and July 3, 2005, respectively:

	July 2, 2006
	(As originally reported)	(As corrected	(Effect of change)
	(in thousands)
Cash flows from investing activities:
Purchases of short-term investments	$(77,726)	$(175,425)	$(97,699)
Maturities of short-term investments	60,650	158,349	97,699

	July 3, 2005
	(As originally reported)	(As corrected)	(Effect of change)
	(in thousands)
Cash flows from investing activities:
Purchases of short-term investments	$(83,478)	$(134,734)	$(51,256)
Maturities of short-term investments	7,460	58,716	51,256

Note 3—Acquisitions

QoSmetrics

On January 2, 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television). QoSmetrics’ results are included in our consolidated statements of operations effective January 2, 2007. We acquired QoSmetrics S.A. for its technology, which we believe we can use to develop a line of products and services that will provide revenue growth in future years at a faster pace than our historic lines of business. Moreover, its target customers, as well as certain of its proprietary product features, are complementary with key parts of Symmetricom’s current operations. The purchase price of approximately $16.8 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We utilized an outside valuation consultant to assist with the determination of the purchase price allocation, based on a fair value of the intangible assets.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price was allocated to QoSmetrics’ assets and liabilities as follows (in thousands):

Cash and cash equivalents	$172
Accounts receivable	607
Inventories	114
Prepaids and other current assets	225
Property, plant and equipment	242
Intangible assets	7,163
Goodwill	6,702
Deferred tax assets	5,508
Deferred revenue	(123)
Liabilities assumed	(1,634)
Deferred tax liabilities	(2,141)
Total purchase price	$16,835

On January 2, 2007, we liquidated QoSmetrics Inc., a California corporation, and wholly owned subsidiary of QoSmetrics S.A., a French company. On March 28, 2007, we liquidated QoSmetrics S.A. As a result of these liquidations, we recorded a tax expense of $3.4 million, a reduction in goodwill of $3.1 million, and an increase of $0.3 million in other accrued liabilities.

Timing Solutions Corporation

On October 2, 2006, we acquired Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. TSC’s results are included in our consolidated statements of operations effective October 2, 2006. We acquired TSC because it has a high-end timing technology that is fundamental to building our next generation products, which we believe will allow us to introduce new products into the market at a faster rate. Management believes that this acquisition further strengthens the Company’s leadership position in the time and frequency technology field. The total purchase price of approximately $8.6 million was paid in cash. The purchase price was allocated to the assets acquired and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We utilized an outside valuation consultant to assist with the determination of the purchase price allocation, based on a fair value of the intangible assets.

The purchase price was allocated to TSC’s assets and liabilities as follows (in thousands):

Cash and cash equivalents	$1,860
Accounts receivable	612
Inventories	1,551
Prepaids and other current assets	301
Property, plant and equipment	217
In-process research and development	188
Intangible assets	4,454
Goodwill	2,028
Deferred tax liability	(1,540)
Liabilities assumed	(1,089)
Total purchase price	$8,582

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Agilent’s cesium product line assets

On August 1, 2005, the Company acquired Agilent Technologies’ Frequency and Timing Standards product line. This acquisition is expected to enhance the Company’s position in the area of cesium clocks used primarily by official time authorities and metrology institutes throughout the world and to further the Company’s leadership in generating high-precision frequency and timing references including rubidium oscillators, cesium clocks and hydrogen masers. The total purchase price of approximately $8.0 million was paid in cash. The purchase price was allocated to the assets acquired, including goodwill and the liabilities assumed, based on management’s preliminary estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

The purchase price was allocated to Agilent’s assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	15
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,691
Liabilities assumed	(467)
Total purchase price	$8,032

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Timing Solutions Corporation and QoSmetrics S.A. acquisitions had taken place at the beginning of each fiscal year presented:

	Year ended
	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Net revenue	$211,368	$186,228
Net income (loss)	$5,453	$(2,393)
Earnings (loss) per share—basic:
Net income (loss)	$0.12	$(0.05)
Weighted average shares outstanding—basic	45,572	45,913
Earnings (loss) per share—diluted:
Net income (loss)	$0.12	$(0.05)
Weighted average shares outstanding—diluted	46,389	45,913

The pro forma consolidated results of operations includes adjustments to net income (loss) to give effect to amortization of intangibles acquired and excludes adjustments for integration and restructuring charges, and acquired in-process research and development, including their related income tax effects as they are non-recurring.

On an after-tax basis, the twelve-month period ended July 1, 2007 includes an adjustment for amortization of intangibles of $0.6 million and excludes acquisition related costs for acquired in-process research and development of $0.2 million, and other integration and restructuring charges of $0.5 million.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On an after-tax basis, the twelve-month period ended July 2, 2006 includes an adjustment for amortization of intangibles of $1.7 million.

Note 4—Discontinued Operations

During the third quarter of fiscal 2007, we discontinued the operation of our Specialty Manufacturing/Other business segment. Specialty Manufacturing/Other was part of our Telecommunications Solutions Division. This has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2007, we recognized a $0.2 million gain, net of taxes, all of which was attributable to income from discontinued operations.

During fiscal 2005, we recognized a gain of $162,000, net of taxes, for final payment for sale of software related to the Trusted Time Division, which was discontinued during fiscal 2003.

Note 5—Other Accrued Liabilities

Other accrued liabilities consists of the following:

	July 1, 2007	July 2, 2006
	(In thousands)
Other accrued liabilities:
Income taxes payable	$5,477	$4,529
Deferred revenue	2,589	2,148
Accrued expenses	7,036	5,238
Accrued lease loss	59	109
Total	$15,161	$12,024

Note 6—Post-Retirement Benefit Obligations

In connection with the Datum acquisition, we assumed Datum’s post-retirement health care benefits plan. Post-retirement benefits are recognized over the employee’s service period based on 6.00% discount rate to the employee and the employee’s beneficiaries after retirement. The health care plan was curtailed as of December 31, 2002, and only existing retired participants and former Datum employees, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

The following sets forth the post-retirement program’s status reconciled with amounts reported in the consolidated balance sheet (in thousands):

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Beginning balance accumulated post-retirement benefit obligations	$334	$415	$555
Interest cost	19	26	28
Actuarial gain	(11)	(65)	(123)
Benefit payments	(40)	(42)	(45)
Ending balance accumulated postretirement benefit obligations	$302	$334	$415

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic post-retirement benefit costs include only interest costs. For fiscal 2007, 2006, and 2005, the interest costs were $19,000, $26,000, and $28,000, respectively.

Our contribution to the plan is fixed for each eligible retiree. Therefore, fluctuations in health care costs have no effect on the liability. Upon the demise of the eligible retiree, the coverage for the spouse of the retiree is terminated.

Note 7—Warranties

Changes in our accrued warranty liability during fiscal 2007, 2006 and 2005 are as follows:

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Beginning balance	$3,547	$3,338	$3,194
Provision for warranty for the year	2,351	3,061	2,559
Accruals related to changes in estimate	(51)	(175)	(13)
Less: Actual warranty costs	(2,473)	(2,677)	(2,402)
Ending balance	$3,374	$3,547	$3,338

Note 8—Lease Commitments

In November 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amended our existing lease for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our corporate office. The amendment extended the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) would be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006. The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with SFAS No. 13, Accounting for Leases.

Lease loss liabilities were created as a result of discontinuing operations and consolidations. As of July 1, 2007 and July 2, 2006 the accrued lease loss liabilities were approximately $0.1 million and $0.3 million, respectively.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $2.8 million in 2007, $1.7 million in 2006, and $1.4 million in 2005. Future minimum lease payments as of July 1, 2007 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the fiscal year:
2008	$1,576	$3,183
2009	1,325	2,943
2010	—	3,848
2011	—	3,921
2012	—	4,051
Thereafter	—	15,897
Total minimum lease payments	2,901	$33,843
Amount representing interest (weighted average rate of 8.5%)	(204)
Present value of total minimum lease payments	2,697
Current portion	(1,411)
Capital lease obligation, net of current portion	$1,286

The total of minimal rentals to be received in the future under noncancelable subleases as of July 1, 2007 was $1.6 million.

Note 9—Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the years ended July 1, 2007 and July 2, 2006 are as follows for our reportable segments:

			Timing, Test	Quality of
			and	Experience
	Wireline	Wireless/OEM	Measurement	Assurance	Total
	(In thousands)
Balances as of July 3, 2005	$27,917	$6,963	$14,368	$—	$49,248
Addition (see Note 3)	—	—	3,614	—	3,614
Impairment of goodwill	—	(6,963)	—	—	(6,963)
Balances as of July 2, 2006	$27,917	$—	$17,982	$—	$45,899
Additions (see Note 3)	—	—	2,105	6,702	8,807
Balances as of July 1, 2007	$27,917	$—	$20,087	$6,702	$54,706

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Potential goodwill impairment is measured based upon this two-step process. An internal evaluation identified the need to record an impairment loss for the Wireless/OEM segment in the third quarter of fiscal 2006 using a discounted cash flow valuation method. We performed our most recent annual goodwill impairment test as of July 1, 2007 and no impairment losses were recorded based on these evaluations.

Intangible Assets

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of July 1, 2007 and July 2, 2006 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$22,671	$15,515	$7,156
Customer lists, trademarks, other	3,973	2,929	1,044
Total as of July 2, 2006	$26,644	$18,444	$8,200
Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408
Total as of July 1, 2007	$40,315	$22,585	$17,730

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)
2008	$3,510
2009	3,106
2010	2,796
2011	2,581
2012	2,029
Thereafter	1,703
Total amortization(1)	$15,725

(1)          Does not include any amortization on $2.0 million of purchased technology where we have not yet determined the useful life.

Intangible asset amortization expense for fiscal 2007, 2006 and 2005 was approximately $4.1 million, $4.1 million, and $4.5 million, respectively.

Agilent Technologies

Increases in the other intangible assets during fiscal 2006 primarily resulted from the acquisition of Agilent Technologies’ Frequency and Timing Standards product line, which included $2.6 million in purchased technology, $0.2 million in backlog and $0.5 million in customer relationships. The $0.2 million in backlog was fully amortized in the first quarter of fiscal 2006.

For the intangibles related to Agilent Technologies’ Frequency and Timing Standards product line, the weighted-average amortization period in total is 8 years, 9 months. The weighted-average amortization period by major intangible asset class is as follows:

•       Customer relationships—10 years

•       Developed technology—9 years

•       Backlog—less than 1 year

Increases in other intangible assets during fiscal 2007 resulted from the acquisition of TSC and the acquisition of QoSmetrics.

Timing Solutions Corporation

Increases in intangible assets related to TSC included $1.8 million relating to customer relationships, $1.4 million relating to developed technology, $1.0 million relating to backlog, and $0.2 million relating to trade names. The weighted-average amortization period in total is 6 years, 6 months. The weighted-average amortization period by major intangible asset class is as follows:

•       Customer relationships—11 years, 9 months

•       Developed technology—4 years, 9 months

•       Backlog—1 year

•       Trade Names—3 years, 9 months

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QoSmetrics

Increases in intangible assets related to QoSmetrics included $1.3 million relating to customer relationships, $4.4 million relating to developed technology, and $1.5 million relating to trade names. The weighted-average amortization period in total is 5 years, 6 months. The weighted-average amortization period by major intangible asset class is as follows:

•       Customer relationships—5 years, 6 months

•       Developed technology—5 years, 6 months

•       Trade Names—5 years, 6 months

Note 10—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$13,831	$(921)	$17,028
Foreign	(495)	448	1,817
Total	$13,336	$(473)	$18,845
Provision for income taxes:
Current:
Federal	$1,320	$309	$821
State	116	(108)	191
Puerto Rico	322	445	847
Foreign	2,820	47	635
Total	4,578	693	2,494
Deferred:
Federal	3,619	(881)	(447)
State	(849)	(383)	196
Puerto Rico	96	200	(345)
Foreign	29	—	16
Total	2,895	(1,064)	(580)
Total provision (benefit)	$7,473	$(371)	$1,914

The tax provision attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Tax provision (benefit) from:
Continuing operations	7,473	(371)	1,914
Discontinued operations	167	521	724
Total provision	$7,640	$150	$2,638

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
Federal statutory income tax (benefit) expense rate	35.0%	(35.0)%	35.0%
Federal tax benefit of Puerto Rico operations	—	(402.5)	(28.8)
Puerto Rico taxes	3.2	136.4	2.7
State income taxes, net of federal benefit	(5.8)	(119.6)	1.8
Taxes on QoSmetrics liquidation	25.7	—	—
Goodwill	—	350.7	—
Other	(1.7)	(8.4)	(0.5)
Effective income tax rate	56.4%	(78.4)%	10.2%

The principal components of deferred tax assets and liabilities are as follows:

	July 1, 2007	July 2, 2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,218	$23,292
Tax credit carryforwards	13,767	11,621
Reserves and accruals	4,798	6,759
Depreciation and amortization	13,916	12,719
	50,699	54,391
Valuation allowance	(2,822)	(2,822)
Total deferred tax assets	47,877	51,569
Deferred tax liabilities— Unremitted Puerto Rico earnings	530	1,177
Net deferred tax assets	$47,347	$50,392

Net deferred tax assets are comprised of the following:

	July 1, 2007	July 2, 2006
	(In thousands)
Current assets	$4,798	$6,759
Non-current assets	42,883	44,252
Non-current liabilities	(334)	(619)
Net deferred tax assets	$47,347	$50,392

As of July 2, 2007, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $52.8 million, which will expire in years 2023 through 2025. We had California regular net operating loss carryforwards of approximately $5.4 million, which will expire in years 2013 through 2015.

Also, we had federal research and development tax credit carryforwards of approximately $6.5 million that will expire in the years 2008 through 2027, alternative minimum tax credit carryforwards of approximately $3.7 million that have no expiration date, and approximately $0.5 million of foreign tax credits which will expire in 2017. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $3.2 million that have no expiration date.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2007, we reviewed the realizability of deferred tax assets and determined that $0.8 million of the deferred tax assets related to stock option exercises were more likely than not to be realized. Accordingly, we recognized these deferred tax assets with a corresponding increase to common stock. We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 30, 2007, the valuation allowance of $2.8 million was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision.

During fiscal 2007, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We are in the process of submitting a ruling request to the Internal Revenue Service to confirm the tax-free treatment. If granted, the effect of the ruling would be for the Puerto Rico subsidiary to be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, for the profits of the Puerto Rico subsidiary to be taxable to Symmetricom, Inc. We are undertaking this ruling request based upon our subsequent review of the 2006 restructuring.

If the ruling request is granted, the effective tax rate for fiscal 2008 is estimated to be approximately 25.0%. If the ruling request is not granted, the tax provision would be increased by a change to our deferred tax assets of approximately $15.2 million resulting in an estimated effective tax rate of 221.0%. Through the end of fiscal 2006, the Puerto Rico subsidiary was taxed under Section 936 of the U.S. Internal Revenue Code, which exempted qualified Puerto Rico source earnings, subject to various limitations, from regular federal income tax. Section 936 expired as of the end of fiscal 2006.

Note 11—Contingencies

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of July 1, 2007, we had an accrual of $0.5 million for remediation costs and other ongoing monitoring costs.

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 12—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note. The entire principal balance is due and payable on March 25, 2008. The note is secured by a deed of trust for the officer’s personal residence. As of July 1, 2007 the entire principal balance is outstanding.

During fiscal 2007, 2006 and 2005, we paid a total of $0, $7,500 and $12,500, respectively, for consulting fees to four directors of Symmetricom in addition to their regular director compensation for attendance at Board and Committee meetings.

During fiscal 2006, we sold products and services to Arris Group for a total of approximately $175,000, and acquired equipment for approximately $2,000. The CEO of Arris Group, Mr. Robert Stanzione, is a director of the Company.

Note 13—Long-Term Obligations

	July 1, 2007	July 2, 2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,089	$1,050
Capital lease	2,697	3,913
Lease loss accrual, net	86	145
Lease accrual	422	151
Conditional grant	136	—
Bond payable	2,405	2,405
Convertible subordinate notes	120,000	120,000
Post-retirement benefits, net	262	292
Less—current maturities	(1,547)	(1,286)
Total	$125,550	$126,670

We have no maturities of debt within the next five years. The Bond Payable of $2.4 million and Convertible Subordinate Notes of $120.0 million, which comprise long-term debt, do not mature until 2021 and 2025, respectively.

Capital Lease

On November 18, 2005, we entered into a First Amendment to Lease, effective as of October 27, 2005, which amended that certain Lease dated June 10, 1996 between Symmetricom and Nexus Equity

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

II LLC, as successor in interest to Nexus Equity, Inc., for approximately 117,739 square feet of space in an office building located in San Jose, California. The leased space serves as our principal executive office.

The amendment extended the termination date of the lease from April 15, 2009 to April 15, 2016. In addition, it provides that, commencing December 1, 2005, basic annual rent (as defined in the lease) will be reduced to $1.7 million, subject to 4% annual increases commencing on April 15, 2006. The building element of the original lease, which was accounted for from the outset as a capital lease for a property with a cost of $9.0 million, continues to be amortized over the initial lease period ending in April 2009, in accordance with SFAS No. 13, Accounting for Leases.

Convertible Subordinated Notes

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

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Massachusetts Development Finance Agency Bond

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to an industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021, and the balance is $2.4 million as of July 1, 2007. The bond is collateralized by a line of credit with Wells Fargo Bank.

Note 14—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds are not directly invested in shares of the Company’s common stock. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.5 million, $0.5 million and $0.7 million in fiscal 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2007, 2006, and 2005.

Note 15—Stockholders’ Equity

Stock Options and Awards

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

On October 26, 2006 at our annual meeting of shareholders, the shareholders approved the 2006 Incentive Award Plan that included an additional 3.7 million shares for future issuance. For the year ended July 1, 2007, we granted non performance-based options to purchase 1.2 million shares of Symmetricom’s common stock, and awarded 0.7 million shares of restricted stock. In addition we granted performance-based options to purchase 0.3 million shares. Our right to repurchase restricted shares generally lapses over the same three-year term as the vesting period applicable to the stock options. We received $2.7 million from the exercise of stock options during the year ended July 1, 2007.

We recorded stock-based compensation expenses of $6.4 million in fiscal 2007, $4.6 million in fiscal 2006, and $1.0 million in fiscal 2005. At July 1, 2007, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $7.7 million, net of estimated forfeitures of $ 0.6 million.

The following table details stock option and award activity for fiscal years 2007, 2006, and 2005:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2004	3,037	4,990	$5.88	—	$—	286	$4.82
Granted—options	(1,259)	1,259	8.04	—	—	—	—
Exercised	—	(1,619)	4.95	—	—	—	—
Vested	—	—	—	—	—	(145)	4.79
Canceled	305	(305)	6.70	—	—	(19)	6.29
Expired	(69)	—	—	—	—	—	—
Balances at July 3, 2006	2,014	4,325	$6.81	—	$—	122	$4.63
Granted—options	(739)	739	9.03	—	—	—	—
Granted—restricted shares	(220)	—	—	—	—	220	9.31
Exercised	—	(402)	5.02	—	—	—	—
Vested	—	—	—	—	—	(122)	4.63
Canceled	263	(263)	9.30	—	—	(36)	9.42
Expired	(1)	—	—	—	—	—	—
Balances at July 2, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted—options	(1,212)	1,212	8.18	—	—	—	—
Granted—performance-based options	(295)	—	—	295	8.53	—	—
Granted—restricted shares	(725)	—	—	—	—	725	7.74
Exercised	—	(556)	4.95	—	—	—	—
Vested	—	—	—	—	—	(45)	8.37
Canceled	158	(158)	9.05	—	—	(20)	8.59
Expired	(3)	—	—	—	—	—	—
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$8.03

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The total number of in-the-money options outstanding and exercisable as of July 1, 2007 was as follows:

		Weighted
		Average
		Remaining	Weighted	7/1/2007	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Oustanding at July 1, 2007	2,859	4.39	$6.39	$8.40	$2.01	$5,751
Exercisable at July 1, 2007	1,762	3.94	$5.70	$8.40	$2.70	$4,757

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of July 1, 2007, based on our common stock closing price of $8.40 on July 1, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of July 1, 2007, July 2, 2006, and July 3, 2005, the number of shares and weighted average exercise prices of exercisable options were 2,751,953 at $7.14, 1,567,540 at $4.59, and 2,387,119 at $5.75, respectively.

The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $1.9 million, $1.6 million, and $8.4 million, respectively.

The weighted average grant-date fair value of options granted was $3.00 in 2007, $3.67 in 2006 and $5.11 in 2005. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2007, 2006 and 2005:

	Stock Option Plans
	2007	2006	2005
Expected life (in years)	3.2	3.1	4.8
Expected dividends	—	—	—
Risk-free interest rate	4.7%	4.6%	4.2%
Volatility	46.7%	57.3%	77.1%

Prior to July 3, 2005, we used our historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options, we reevaluated the volatility assumptions used to estimate the value of employee stock options granted in fiscal 2006. We determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

Performance Awards

During fiscal 2007, we granted 0.3 million shares of performance stock options to certain employees. The number of stock options ultimately vested depends on actual business performance measured against certain targets such as backlog, revenue, and profitability for specific areas of the Company’s business. Once the targets are met, the options in each performance tranche will vest immediately. If any target is not met by June 30, 2009, the options relating to the target will be cancelled.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Repurchase Program

On August 11, 2005, the Board of Directors authorized management to repurchase up to approximately 2.6 million shares of our common stock pursuant to a repurchase program established in fiscal 2002, adding 2.0 million shares to the program previously authorized. There were approximately 46.5 million shares of Symmetricom common stock outstanding as of July 1, 2007.

During fiscal 2007, we repurchased 0.5 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $4.0 million. A further 10,511 shares were repurchased to cover the cost of taxes on vested restricted stock. Upon termination of certain employees, 19,800 shares of restricted stock were forfeited pursuant to existing agreements.

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program.

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

Note 16—Business Segment Information

Symmetricom is organized into five reportable segments that are within three divisions:

Telecom Solutions Division

There are three reportable segments within the Telecom Solutions Division:

•       Wireline Products consist principally of Building Integrated Timing Supply, or BITS, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Quality of Experience Assurance Division

The Quality of Experience (QoE) Assurance Division products are hardware and software-based probes (and/or embedded agents) that are distributed throughout an IP (Internet Protocol) network in order to monitor network and application performance, and particularly to correlate how those factors impact end users’ QoE. The primary application for these system-level solutions is for IPTV (Internet Protocol Television), VoD (video on demand), ITV (Internet television), and other IP-based video delivery mechanisms.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit.

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$93,908	$80,636	$83,129
Wireless/OEM Products	26,672	23,893	27,723
Global Services	14,627	12,539	9,712
Timing, Test and Measurement Division	72,672	59,044	58,824
Quality of Experience Assurance Division	501	—	—
Total net revenue	$208,380	$176,112	$179,388
Cost of sales:
Telecom Solutions Division:
Wireline Products	$40,223	$35,427	$35,848
Wireless/OEM Products	19,576	18,441	19,621
Global Services	10,636	6,205	5,547
Timing, Test and Measurement Division	39,608	30,354	27,589
Quality of Experience Assurance Division	103	—	—
Other cost of sales*	3,542	5,975	3,899
Total cost of sales	$113,688	$96,402	$92,504
Gross profit:
Telecom Solutions Division:
Wireline Products	$53,685	$45,209	$47,281
Wireless/OEM Products	7,096	5,452	8,102
Global Services	3,991	6,334	4,165
Timing, Test and Measurement Division	33,064	28,690	31,235
Quality of Experience Assurance Division	398	—	—
Other cost of sales*	(3,542)	(5,975)	(3,899)
Total gross profit	$94,692	$79,710	$86,884
Gross margin:
Telecom Solutions Division:
Wireline Products	57.2%	56.1%	56.9%
Wireless/OEM Products	26.6%	22.8%	29.2%
Global Services	27.3%	50.5%	42.9%
Timing, Test and Measurement Division	45.5%	48.6%	53.1%
Quality of Experience Assurance Division	79.4%	NA	NA
Other cost of sales as percentage of total revenue*	(1.7)%	(3.4)%	(2.2)%
Total gross margin	45.4%	45.3%	48.4%

*                    Includes amortization of purchased technology, impairment of intangibles and applicable integration, and restructuring charges.

SYMMETRICOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our export sales accounted for 29%, 30% and 35%, of our net revenue in fiscal 2007, 2006 and 2005 respectively. The geographical components of revenue are as follows:

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
United States	71%	70%	65%
International:
Asia	9%	10%	11%
Europe	11%	11%	16%
Canada	4%	3%	2%
Latin America	3%	4%	5%
Rest of the world	2%	2%	1%

In fiscal 2007, two customers each accounted for 13.7% and 12.7% of our net revenue in fiscal 2007, or revenues of $28.5 million and $26.5 million, respectively. No customer accounted for 10.0% or more of our net revenue in fiscal 2006 and 2005.

Note 17—Integration and Restructuring Charges

During fiscal 2007 we recorded integration and restructuring charges totaling $0.8 million related to the acquisitions of TSC and QoSmetrics. During fiscal 2006 we recorded integration and restructuring charges totaling $1.2 million related to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line. These charges were recorded as cost of sales and paid out in their respective years.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended July 1, 2007 and July 2, 2006. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at			Balance at
	July 3,	Expense		July 2,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Facilities (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

	Balance at			Balance at
	July 2,	Expense		July 1,
	2006	Additions	Payments	2007
	(in thousands)
Facilities (fiscal 2004)	$254	$—	$(109)	$145
All other integration and restructuring changes (fiscal 2004)	578	—	(96)	482
All other integration and restructuring changes (fiscal 2007)	—	773	(773)	—
Total	$832	$773	$(978)	$627

The accrued balance of the $0.1 million lease loss accrual for facilities as of July 1, 2007 will be paid over the next five years. We expect to incur additional integration and restructuring charges amounting to $1.0 million for the QoSmetrics acquisition.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On August 31, 2007 we filed Form 10-Q/A to amend our Form 10-Q for the quarter ended March 31, 2007, to correct a misstatement in our original filing. In that Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness in our control environment existed during the fourth quarter of fiscal 2007 and was not discovered until after July 1, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2007, solely because of this material weakness.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for instituting a new process in our accounting procedures to help ensure the completeness and accuracy of the recording of expenses for outsourced labor. This was done to address a material weakness identified by management in the fourth quarter of 2007 that led us to restate our second quarter results, and file Form 10-Q/A to amend our Form 10-Q for the quarter ended Decmember 31, 2006.

During the first quarter of fiscal year 2008, we implemented a new financial policy and procedure for the treatment of complex transactions. We believe that implementation of this policy and compliance to this process will remediate the material weakness in our control environment that existed in the fourth quarter of fiscal 2007.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of July 1, 2007, because of a material weakness involving the insufficient review of significant and unusual transactions relating to accounting for income taxes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2007 as stated in their report.

Item 9B.               Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symmetricom, Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 1, 2007, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: insufficient review of significant and unusual transactions relating to accounting for income taxes.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended July 1, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 1, 2007, of the Company and our report dated September 25, 2007 expressed, an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123 (R), Share Based Payment in fiscal 2006.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 25, 2007

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

(a)           Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)          Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders to be held on October 25, 2007 (the “Proxy Statement”).

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

(e)           Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Audit Committee” and “Election of Directors—Nominating and Governance Committee” contained in the Proxy Statement.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedule

1.   Financial Statements.   Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.   Financial Statement Schedules.   The following financial statement schedule of Symmetricom for the years ended July 1, 2007, July 2, 2006, and July 3, 2005, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

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
4.2

Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from Exhibit 4.1 to the Registrant’s registration statement on Form 8-A (file no. 000-02287) filed August 9, 2001).

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

10.6#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).
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

10.19#

Form of Executive Severance Benefits Agreement between the Company and each of William Slater, Nancy J. Shemwell, Dale A. Pelletier, Bruce K. Bromage, William H. Minor, Jr. and David Cox (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 23, 2006).

10.20#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO filed May 28, 2003).
10.21#

Form of Restricted Stock Award Agreement under Symmetricom, Inc. 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed September 13, 2006).

10.22

Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime, Inc.’s registration statement on Form S-1 (file no. 333-90269)).

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

10.28#	Datum Inc.’s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 1991).
10.37#	Service Agreement, by and between the Company and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed May 14, 2003).
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

10.45

Second Amendment to Credit Agreement dated August 19, 2005, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.45 to the Registrant’s annual report on Form 10-K filed September 13, 2006).

10.46

Third Amendment to Credit Agreement dated July 3, 2006, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.46 to the Registrant’s annual report on Form 10-K filed September 13, 2006).

10.47#

2006 Incentive Award Plan and forms of agreements thereunder (incorporated by reference from Appendix A to the Registrant’s 2006 Proxy Statement filed with the Commission on September 25, 2006 and Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-138546) filed November 9, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s current report on Form 8-K filed August 10, 2005).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 94 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Management contract or compensatory plan or arrangement

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II
SYMMETRICOM, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions(1)	End of Year
Year ended July 1, 2007:
Accrued warranty expense	$ 3,547	$ 2,300	$ 2,473	$ 3,374
Allowance for doubtful accounts	$ 888	$ 349	$ 130	$ 1,107
Allowance for excess and obsolete inventory	$ 4,916	$ 1,705	$ 2,089	$ 4,532
Year ended July 2, 2006:
Accrued warranty expense	$ 3,338	$ 2,886	$ 2,677	$ 3,547
Allowance for doubtful accounts	$ 874	$ 173	$ 159	$ 888
Allowance for excess and obsolete inventory	$ 4,913	$ 1,743	$ 1,740	$ 4,916
Year ended July 3, 2005:
Accrued warranty expense	$ 3,194	$ 2,546	$ 2,402	$ 3,338
Allowance for doubtful accounts	$ 763	$ 295	$ 184	$ 874
Allowance for excess and obsolete inventory	$ 5,617	$ 934	$ 1,638	$ 4,913

(1)          Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.
Date: September 25, 2007	By:	/s/ THOMAS W. STEIPP
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

Signatures	Title	Date
/s/ THOMAS W. STEIPP	Chief Executive Officer (Principal	September 25, 2007
Thomas W. Steipp	Executive Officer) and Director
/s/ WILLIAM SLATER	Executive Vice President Finance and	September 25, 2007
William Slater	Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
/s/ ROBERT T. CLARKSON	Chairman of the Board	September 25, 2007
Robert T. Clarkson
/s/ ALFRED BOSCHULTE	Director	September 25, 2007
Alfred Boschulte
/s/ JAMES CHIDDIX	Director	September 25, 2007
James Chiddix
/s/ ELIZABETH A. FETTER	Director	September 25, 2007
Elizabeth A. Fetter
/s/ ROBERT M. NEUMEISTER JR.	Director	September 25, 2007
Robert M. Neumeister Jr.
/s/ RICHARD W. OLIVER	Director	September 25, 2007
Richard W. Oliver

/S/ RICHARD N. SNYDER	Director	September 25, 2007
Richard N. Snyder
/S/ ROBERT J. STANZIONE	Director	September 25, 2007
Robert J. Stanzione