Form 10-Q
period 2007-09-30
SYMMETRICOM INC
filed 2007-11-09
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐   No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding
Class	as of October 31, 2007
Common Stock	45,980,380

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 30,	July 1,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$52,074	$37,587
Short-term investments	120,581	138,559
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $1,107	31,126	37,368
Inventories	41,851	38,957
Note receivable from employee	500	500
Prepaids and other current assets	14,538	11,094
Total current assets	260,670	264,065
Property, plant and equipment, net	26,319	26,626
Goodwill	54,657	54,706
Other intangible assets, net	16,771	17,730
Deferred taxes and other assets	40,527	46,152
Total assets	$398,944	$409,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,596	$13,197
Accrued compensation	13,408	13,936
Accrued warranty	3,679	3,374
Other accrued liabilities	11,026	15,161
Current maturities of long-term obligations	1,599	1,547
Total current liabilities	40,308	47,215
Long-term obligations	125,940	125,550
Deferred income taxes	784	334
Total liabilities	167,032	173,099
Commitments and contingencies (Notes 6 and 11)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,429 shares issued and 46,024 shares outstanding at September 30, 2007; 48,959 shares issued and 46,528 outstanding at July 1, 2007	183,678	187,070
Accumulated other comprehensive income	167	403
Retained earnings	48,067	48,707
Total stockholders’ equity	231,912	236,180
Total liabilities and stockholders’ equity	$398,944	$409,279

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006

Net revenue	$50,735	$47,260
Cost of products and services	28,027	24,461
Amortization of purchased technology	805	740
Integration and restructuring charges	3	—
Gross profit	21,900	22,059
Operating expenses:
Research and development	7,286	4,774
Selling, general and administrative	15,516	13,351
Amortization of intangibles	260	117
Integration and restructuring charges	293	—
Operating income (loss)	(1,455)	3,817
Interest income	2,210	2,367
Interest expense	(1,195)	(1,220)
Income (loss) before income taxes	(440)	4,964
Income tax provision (benefit)	(129)	1,642
Income (loss) from continuing operations	(311)	3,322
Gain from discontinued operations, net of tax	68	474
Net income (loss)	$(243)	$3,796

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(0.01)	$0.07
Gain from discontinued operations	—	0.01
Net income (loss)	$(0.01)	$0.08
Weighted average shares outstanding—basic	45,474	45,540

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(0.01)	$0.07
Gain from discontinued operations	—	0.01
Net income (loss)	$(0.01)	$0.08
Weighted average shares outstanding—diluted	45,474	46,163

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(243)	$3,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,537	2,117
Deferred income taxes	(551)	1,117
Stock-based compensation	1,587	1,136
Stock option excess income tax benefit	(1)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,242	917
Inventories	(2,894)	(1,847)
Prepaids and other assets	(1,392)	(1,862)
Accounts payable	(2,741)	(78)
Accrued compensation	(528)	1,031
Other accrued liabilities	1,079	1,185
Net cash provided by operating activities	3,095	7,512
Cash flows from investing activities:
Purchases of short-term investments	(24,364)	(44,749)
Maturities of short-term investments	42,229	49,718
Purchases of plant and equipment	(1,025)	(1,054)
Purchased technology related costs	(36)	—
Net cash provided by investing activities	16,804	3,915
Cash flows from financing activities:
Repayment of long-term obligations	(338)	(291)
Proceeds from issuance of common stock	47	520
Stock option excess income tax benefit	1	99
Repurchase of common stock	(4,944)	(2,013)
Net cash used for financing activities	(5,234)	(1,685)
Effect of exchange rate changes in cash	(178)	(17)
Net increase in cash and cash equivalents	14,487	9,725
Cash and cash equivalents at beginning of period	37,587	82,193
Cash and cash equivalents at end of period	$52,074	$91,918
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(58)	$63
Plant and equipment purchases included in accounts payable	516	470
Cash payments for:
Interest	75	245
Income taxes	734	442

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended July 1, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 29, 2008.

The condensed consolidated balance sheet at July 1, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Correction of an error

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Condensed Consolidated Statements of Cash Flows have been corrected to present the gross activity as follows for the three months ended October 1, 2006:

	Three months ended
	October 1, 2006
	(As originally reported)	(As corrected)	(Effect of change)
Cash flows from investing activities:	(in thousands)
Purchases of short-term investments	$(12,917)	$(44,749)	$(31,832)
Maturities of short-term investments	17,886	49,718	31,832

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We do not believe that SFAS No. 158 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Note 2. Discontinued Operations

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

During the first quarter of fiscal 2008, we recognized a gain of approximately $0.1 million, net of taxes, attributable to discontinued operations, that was primarily due to the collection of a fully reserved receivable.

Note 3. Income Taxes

On July 2, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had the following impact on our financial statements:

•                  increased goodwill by $0.1 million;

•                  decreased long-term assets (non-current deferred tax assets) by $4.1 million;

•                  increased long-term liabilities by $1.1 million;

•                  decreased retained earnings by $0.4 million; and

•                  decreased our income taxes payable by $4.7 million.

As of July 2, 2007, we had $14.6 million of unrecognized tax benefits of which $8.4 million, if recognized, would impact our effective tax rate. We also had $4.1 million of unrecognized tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

Our policy is to include interest and penalties, when material, related to unrecognized tax benefits in income tax expense. As of July 2, 2007 we had no accrued interest related to uncertain tax positions on our balance sheet.

We file income tax returns in the United States (“U.S.”) and a number of U.S. state and foreign jurisdictions.  The tax years ended June 2002 forward remain open to examination by the major taxing jurisdictions in which we operate which include the U.S., California, Puerto Rico, and Germany.  We are not currently under examination by any income tax authority.

As of September 30, 2007, we had $14.6 million of liabilities from unrecognized tax benefits that are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations and credits that may be available to reduce taxes. There were no material changes related to activities during the first quarter of fiscal 2008. At September 30, 2007, we had no accrued interest related to uncertain tax positions on our balance sheet.

Note 4. Inventories

Components of inventories were as follows:

	September 30,	July 1,
	2007	2007
	(In thousands)
Raw materials	$17,710	$16,699
Work-in-process	11,349	12,250
Finished goods	12,792	10,008
	$41,851	$38,957

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill has not changed significantly from the amounts disclosed in the Company’s Form 10-K for the fiscal year ended July 1, 2007.

Other Intangible Assets

Other intangible assets as of September 30, 2007 and July 1, 2007 consist of:

	Gross	Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408
Balances as of July 1, 2007	$40,315	$22,585	$17,730
Purchased technology	$30,520	$18,829	$11,691
Customer lists, trademarks, other	9,917	4,837	5,080
Balances as of September 30, 2007	$40,437	$23,666	$16,771

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)

2008 (remaining nine months)	$2,919
2009	3,799
2010	3,489
2011	2,820
2012	2,041
Thereafter	1,703
Total amortization	$16,771

During the first quarter of fiscal 2008, we determined that the weighted-average amortization period for $2.0 million of developed technology purchased in the fourth quarter of 2007 is three years.

Intangible asset amortization expense for the first quarter of fiscal 2008 and 2007 was approximately $1.1 million and $0.9 million, respectively.

Note 6. Long-term Obligations

Long-term obligations consist of:

	September 30,	July 1,
	2007	2007
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$120,000	$120,000
Capital lease	2,359	2,697
Bond payable	2,405	2,405
Deferred revenue	1,127	1,089
Lease accrual	492	422
Post-retirement benefits, net	257	262
Conditional grant	136	136
Lease loss accrual, net	73	86
Income tax reserve	690	—
Less—current maturities	(1,599)	(1,547)
Total	$125,940	$125,550

Note 7. Stockholders’ Equity

Stock Award Activity

For the three months ended September 30, 2007, we granted non performance-based options to purchase 489,000 shares of Symmetricom’s common stock, and awarded 480,000 shares of restricted stock.  Our right to repurchase restricted stock generally lapses over the same three-year term as the vesting period applicable to the stock options.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$7.98
Granted–options	(489)	489	5.23	—	—	—	—
Granted–restricted shares	(480)	—	—	—	—	480	5.17
Exercised	—	(10)	4.40	—	—	—	—
Vested	—	—	—	—	—	(121)	7.51
Canceled	201	(101)	8.76	(100)	8.53	(20)	7.74
Expired	—	—	—	—	—	—	—
Balances at September 30, 2007	2,172	5,275	$7.42	195	$8.53	1,183	$6.89

The total number of in-the-money options outstanding and exercisable as of September 30, 2007 was as follows:

		Weighted
		Average
		Remaining	Weighted	9/30/2007	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)

Outstanding at September 30, 2007	618	3.79	$4.07	$4.70	$0.63	$391

Exercisable at September 30, 2007	614	3.78	$4.07	$4.70	$0.63	$390

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 30, 2007, based on our common stock closing price of $4.70 on September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average estimated fair value of options granted was $2.05 per share in the first quarter of fiscal 2008 and $2.82 per share in the corresponding quarter of fiscal 2007. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the first three months of fiscal 2008 and 2007, as follows:

	Three months ended
	September 30, 2007	October 1, 2006
Expected life (in years)	3.8	3.5
Risk-free interest rate	4.5%	4.8%
Volatility	45.6%	50.9%

We recorded stock-based compensation expense of $1.6 million in the first quarter of fiscal 2008, which includes the net cumulative impact of 3.0% estimated future annual forfeitures in the determination of the expense in the period, rather than recording forfeitures when they occur. At September 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $8.8 million, net of estimated forfeitures of $0.7 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first three months of fiscal 2008, we repurchased 940,656 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $4.8 million.

As of September 30, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Note 8. Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended July 1, 2007 and the three-month period ended September 30, 2007:

	Balance at July 1, 2007	Expense Additions	Payments	Balance at September 30, 2007
	(in thousands)
Facilities (fiscal 2004)	$145	$—	$(11)	$134
All other integration and restructuring changes (fiscal 2004)	482	—	(3)	479
All other integration and restructuring changes (fiscal 2008)	—	296	(296)	—
Total	$627	$296	$(310)	$613

The accrued balance of the $0.1 million lease loss accrual for facilities as of September 30, 2007 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $0.7 million for the QoSmetrics acquisition.

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

	Three Months Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Net income (loss)	$(243)	$3,796
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(178)	(17)
Unrealized gain (loss) on investments	(58)	63
Other comprehensive income (loss)	(236)	46
Total comprehensive income (loss)	$(479)	$3,842

Note 10. Net Earnings Per Share

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

The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended,
	September 30, 2007	October 1, 2006

	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(311)	$3,322
Gain from discontinued operations	68	474
Net income (loss)	$(243)	$3,796

Shares (Denominator):
Weighted average common shares outstanding	46,498	45,902
Weighted average common shares outstanding subject to repurchase	(1,024)	(362)
Weighted average shares outstanding–basic	45,474	45,540
Weighted average dilutive share equivalents from stock options and warrants	—	548
Weighted average common shares dilutive subject to repurchase	—	75
Weighted average shares outstanding–diluted	45,474	46,163
Net earnings per share–basic	$(0.01)	$0.08
Net earnings per share–diluted	$(0.01)	$0.08

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended,
	September 30, 2007	October 1, 2006
	(In thousands, except per share amounts )

Stock options and warrants	6,182	3,939
Common shares subject to repurchase	21	—
Total shares of common stock excluded from diluted net earnings per share calculation	6,203	3,939

Note 11. Contingencies

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously.  As of September 30, 2007, we had an accrual of $0.5 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

Note 12. Business Segment Information

Symmetricom is organized into five reportable segments that are within three divisions:

Telecom Solutions Division

There are three reportable segments within the Telecom Solutions Division:

•               Wireline Products consists principally of Building Integrated Timing Supply, or BITS, based on quartz, rubidium and Global Positioning System (GPS) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks.

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

	Three Months Ended
	September 30, 2007	October 1, 2006
	(in thousands, except percentages)

Net revenue:
Telecom Solutions Division:
Wireline Products	$20,515	$20,839
Wireless/OEM Products	5,538	8,429
Global Services	4,284	2,836
Timing, Test and Measurement Division	20,243	15,156
Quality of Experience Assurance Division	155	—
Total net revenue	50,735	47,260
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,754	8,761
Wireless/OEM Products	3,686	6,149
Global Services	3,233	1,546
Timing, Test and Measurement Division	11,317	8,005
Quality of Experience Assurance Division	37	—
Other cost of sales*	808	740
Total cost of sales	28,835	25,201
Gross profit:
Telecom Solutions Division:
Wireline Products	10,761	12,078
Wireless/OEM Products	1,852	2,280
Global Services	1,051	1,290
Timing, Test and Measurement Division	8,926	7,151
Quality of Experience Assurance Division	118	—
Other cost of sales*	(808)	(740)
Total gross profit	$21,900	$22,059

Gross margin:
Telecom Solutions Division:
Wireline Products	52.5%	58.0%
Wireless/OEM Products	33.4%	27.0%
Global Services	24.5%	45.5%
Timing, Test and Measurement Division	44.1%	47.2%
Quality of Experience Assurance Division	76.1%	—%
Other cost of sales*	(1.6)%	(1.6)%
Total gross margin	43.2%	46.7%

* Includes amortization and impairment of purchased technology and applicable integration and restructuring charges.

Note 13. Warranty

Changes in our accrued warranty liability during the first three-month period of fiscal 2008 was as follows:

(In thousands)
Product warranty at July 1, 2007	$3,374
Provision for warranty	1,036
Accruals related to change in estimate	(80)
Less: Actual warranty costs	(651)
Product warranty at September 30, 2007	$3,679

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

Overview

Symmetricom is a leading supplier of synchronization and timing products to industry, government, research centers and aerospace markets. We supply solutions for customers who demand reliable products and engineering expertise in a variety of applications, including network synchronization, timing, testing, verification and/or the measurement of time and frequency-based signals. We design and/or manufacture rubidium clocks, crystal oscillators, cesium clocks and hydrogen maser clocks. Our products include synchronization network elements, timing elements and business broadband access devices for wireline and wireless networks as well as the provision of professional services. Our products play an essential role in network operations, quality of service of wireline, wireless and broadband communications networks, enabling our customers to increase performance and efficiency in their communications infrastructures. During fiscal 2007, we formed the Quality of Experience Assurance Division to pursue potential opportunities in the quality of experience (QoE) market for video services. We believe that the QoE market holds the promise of faster revenue growth in the future than our historic lines of businesses. The acquisition of QoSmetrics S.A. in fiscal 2007 formed the nucleus of this business.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. With the exception of the below paragraph that discusses the impact of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on our critical accounting policy and estimates for accounting for income taxes, we believe that there have been no significant changes during the three months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

On July 2, 2007, we adopted the provisions of the FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.   During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2007 and October 1, 2006:

	Three Months Ended
	September 30, 2007	October 1, 2006

Net revenue
Telecom Solutions Division:
Wireline Products	40.5%	44.1%
Wireless/OEM Products	10.9%	17.8%
Global Services	8.4%	6.0%
Timing, Test and Measurement Division	39.9%	32.1%
Quality of Experience Assurance Division	0.3%	—%
Total net revenue	100.0%	100.0%

Cost of products and services	55.2%	51.7%
Amortization of purchased technology	1.6%	1.6%
Integration and restructuring charges	—%	—%
Gross profit	43.2%	46.7%
Operating expenses:
Research and development	14.4%	10.1%
Selling, general and administrative	30.6%	28.3%
Amortization of intangibles	0.5%	0.2%
Integration and restructuring charges	0.6%	—%
Income (loss) from operations	(2.9)%	8.1%
Interest income	4.4%	5.0%
Interest expense	(2.4)%	(2.6)%
Income (loss) before income taxes	(0.9)%	10.5%
Income tax provision (benefit)	(0.3)%	3.5%
Income (loss) from continuing operations	(0.6)%	7.0%
Gain from discontinued operations, net of tax	0.1%	1.0%
Net income (loss)	(0.5)%	8.0%

Net Revenue:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Net Revenue (in thousands):
Wireline Products	$20,515	$20,839	$(324)	(1.6)%
Wireless/OEM Products	5,538	8,429	(2,891)	(34.3)
Global Services	4,284	2,836	1,448	51.1
Timing, Test and Measurement Division	20,243	15,156	5,087	33.6
Quality of Experience Assurance Division	155	—	155	100.0
Total Net Revenue	$50,735	$47,260	$3,475	7.4%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2008, net revenue increased by $3.5 million to $50.7 million from $47.3 million in the corresponding quarter of fiscal 2007.  This increase was primarily attributable to a $5.1 million or 33.6% increase in revenue from Timing, Test and Measurement Division due to the Timing Solutions Corporation products acquired on October 2, 2006 and higher sales of products to the Government for communication programs in the intelligence community, the Air Force and the Coast Guard. In addition, revenues from the Global Services segment increased by $1.4 million or 51.1% primarily due to installation services at Verizon Communications Inc.  Wireless/OEM Products revenue decreased by $2.9 million or 34.3% compared to the corresponding quarter in fiscal 2007 due to a reduction in purchases from major OEM customers. In the first quarter of fiscal 2008, Wireline revenue had a relatively slight decline of 1.6% compared to the same period in prior year. As stated in the Fiscal Year 2008 Outlook in our Form 10-K for the fiscal year ended July 1, 2007, we do not expect substantial orders from two large customers in the first half of fiscal 2008, which will cause our revenue to be below the level in the second half of fiscal 2007. We expect orders from these two large customers to increase in the second half of fiscal 2008, as the calendar 2008 capital expenditure budgets for these customers are approved.  Revenue for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.2 million for the first quarter of fiscal 2008.

Gross Profit:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Gross Profit (in thousands):
Wireline Products	$10,761	$12,078	$(1,317)	(10.9)%
Wireless/OEM Products	1,852	2,280	(428)	(18.8)
Global Services	1,051	1,290	(239)	(18.5)
Timing, Test and Measurement Division	8,926	7,151	1,775	24.8
Quality of Experience Assurance Division	118	—	118	100.0
Gross Profit before cost of sales	22,708	$22,799	$(91)	(0.4)%
Other cost of sales	(808)	(740)	(68)	9.2
Total Gross Profit	$21,900	$22,059	$(159)	(0.7)%
Percentage of Revenue	43.2%	46.7%

Gross profit in the first quarter of fiscal 2008 decreased by $0.2 million or 0.7% compared to the corresponding quarter of fiscal 2007.  Gross profit for Wireline Products decreased by $1.3 million or 10.9%, which is greater than the revenue decrease of 1.6%, primarily due to higher sales volume for major projects in Asia that are at lower margins. Gross profit for the Wireless/OEM Products decreased by $0.4 million or 18.8%, which was lower than the revenue decrease of 34.3% for the same period due primarily to increased prices and a more favorable product mix. Gross profit for Global Services decreased $0.2 million or 18.5%, as compared to the 51.1% revenue increase for the same period due to large volume increases in installation services that are at a lower margin.  Gross profit for the Timing, Test and Measurement Division increased by $1.8 million or 24.8%, which was lower than the revenue increase of 33.6% for the same period due primarily to volume increases for Timing Solutions Corporation products that are at lower margins. Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.1 million.

Other cost of sales increased $0.1 million or 9.2% due primarily to additional amortization of purchased technology related to the acquisitions of Timing Solutions Corporation on October 2, 2006 and QoSmetrics, which formed our Quality of Experience Assurance Division, on January 2, 2007.

Operating Expenses

Research and Development Expense:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Research and development expense (in thousands)	$7,286	$4,774	$2,512	52.6%
Percentage of Revenue	14.4%	10.1%

Research and development expenses were $7.3 million for the first quarter of fiscal 2008 compared to $4.8 million for the corresponding period of fiscal 2007. The overall increase in the research and development expense was primarily attributable to the $2.3 million for additional expenses related to the acquisitions of Timing Solutions Corporation on October 2, 2006 and QoSmetrics, which formed our Quality of Experience Assurance Division, on January 2, 2007.

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Selling, general and administrative (in thousands)	$15,516	$13,351	$2,165	16.2%
Percentage of Revenue	30.6%	28.3%

Selling, General and Administrative:

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and facilities departments. These expenses increased by 16.2% to $15.5 million for the first quarter of fiscal 2008 compared to $13.4 million for the corresponding quarter of fiscal 2007. This $2.2 million increase in selling, general and administrative expenses was primarily attributable to the increased expenses for the Quality of Experience Assurance Division formed on January 2, 2007, higher stock compensation expenses and higher commission expense for revenue increases.

Amortization of intangibles:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Amortization of intangibles (in thousands)	$260	$117	$143	122.2%
Percentage of Revenue	0.5%	0.2%

Amortization of intangibles increased by 122.2% to $0.3 million during the first quarter of fiscal 2008 compared to $0.1 million during the corresponding quarter of fiscal 2007 due to the acquisitions of Timing Solutions Corporation and QoSmetrics that both occurred subsequent to the first quarter of fiscal 2007.

Integration and restructuring charges:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Integration and restructuring charges (in thousands)	$293	$—	$293	100.0%
Percentage of Revenue	0.6%	—%

Administrative related integration and restructuring charges of $0.3 million were incurred in the first quarter of fiscal 2008, all related to the QoSmetrics acquisition.

Income Taxes:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Income tax provision (benefit) (in thousands)	$(129)	$1,642	$(1,771)	(107.9)%
Percentage of Revenue	(0.3)%	3.5%

Our income tax benefit was $0.1 million in the first quarter of fiscal 2008, compared to an income provision of $1.6 million in the corresponding quarter of fiscal 2007.  Our effective tax rate in the first quarter of fiscal 2008 was 29.3%, compared to an effective tax rate of 33.1% in the corresponding period of fiscal 2007.

Gain from discontinued operations, net of tax:

	Three months ended		$ Change	% Change
	September 30, 2007	October 1, 2006

Gain from discontinued operations, net of tax (in thousands)	$68	$474	$(406)	(85.7)%
Percentage of Revenue	0.1%	1.0%

In the third quarter of fiscal 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment.  The gain of approximately $0.1 million, net of tax, for the first quarter of fiscal 2008, was primarily due to the collection of a fully reserved receivable.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics for the first quarter of fiscal 2008 with the end of fiscal 2007 is listed below:

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

Our backlog amounted to $50.4 million as of September 30, 2007, compared to $51.9 million as of July 1, 2007. Our backlog, which is shippable within the next six months, was $40.0 million as of September 30, 2007, compared to $43.4 million as of July 1, 2007. The decline in sales backlog is primarily due to the lower order volume from two major customers as discussed previously.

Contract Revenue:

As of September 30, 2007, we had approximately $9.3 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.3 million in contract revenue that was to be performed and recognized within 36 months following July 1, 2007. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

As of September 30, 2007, working capital was $220.4 million compared to $216.9 million as of July 1, 2007. Cash and cash equivalents as of September 30, 2007 increased to $52.1 million from $37.6 million as of July 1, 2007. This increase was primarily the result of a decrease in accounts receivable and an increase in maturities of short-term investments. Short-term investments decreased from $138.6 million as of July 1, 2007 to $120.6 million as of September 30, 2007. This decrease was attributable primarily to an increase in maturities of short-term investments during the first 3 months of fiscal 2008.

The $3.1 million net cash provided by operating activities for the three months ended September 30, 2007 was primarily attributable to non-cash expenses related to depreciation and amortization of $2.5 million, stock-based compensation expenses of $1.6 million and a $6.2 million decrease in accounts receivable.  This was partially offset by an inventory increase of $2.9 million, an accounts payable decrease of $2.7 million, and an increase in prepaids and other assets of $1.4 million. The $16.8 million net cash provided by investing activities for the three months ended September 30, 2007 was primarily attributable to $42.2 million in maturities of short-term investments, that was partially offset by $24.4 million in purchases of short-term investments and $1.0 million in purchases of plant and equipment. The $5.2 million net cash used for financing activities was primarily attributable to $4.9 million used to repurchase common stock under our stock buyback program.

Our day sales outstanding in accounts receivable was 56 days as of September 30, 2007, compared to 59 days at July 2, 2007.

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the portfolio.  Since the date of purchase, the entity issuing the commercial paper was declared insolvent and entered receivership.  The receiver then announced that it is in exclusive discussions with a major financial institution to purchase the entity’s assets and restructure its existing debt.  The restructuring plan may include payout at par over time, but this has not been announced and may not necessarily materialize.  During the second quarter of fiscal 2008, our investment manager advised us that although a temporary impairment will be recognized, full repayment is expected. Accordingly, no impairment loss was recorded at September 30, 2007.

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

Wells Fargo Line of Credit

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  On June 1, 2005 this agreement was amended to allow us to increase the line of credit up to $10.0 million.  On November 1, 2006 the agreement was amended to lower the line of credit to $3.0 million.  The line of credit contains certain financial covenants and restrictions.  At the end of the first quarter of fiscal 2008, we were not in compliance with one of the covenants under the agreement, which requires us to reflect a net profit on a quarterly basis.  Subsequently, the bank issued a waiver to us on October 29, 2007 concerning this covenant for the first quarter. No borrowings on this facility were outstanding as of September 30, 2007. On November 1, 2007 the line of credit expired and was not renewed since we determined it was no longer needed due to our current liquidity position.

Contingencies

See Item 1 of Part I, Financial Statements — Note 11 — Contingencies.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. We do not believe that SFAS No. 158 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 30, 2007, we had short-term investments of $120.6 million. Currently our short-term investment portfolio consists of corporate and government debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at September 30, 2007, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets at September 30, 2007, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2008, we implemented a new financial policy and procedure for the treatment of complex transactions, which constitutes a material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The new policy and procedure requires the retention or advice of appropriate outside independent legal, tax and/or accounting advisors to ensure proper review and conclusion by management, including the required accounting treatment of such transactions under GAAP. This was done to address a material weakness identified by management in the first quarter of fiscal 2008 that led us to restate our third quarter fiscal 2007 results, and file a Form 10-Q/A with the Securities and Exchange Commission on August 31, 2007 to amend our Form 10-Q for the quarter ended March 31, 2007.

Other than this change, no other material changes in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, Financial Statements—Note 11—Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended July 1, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2, 2007 through July 29, 2007	—	$—	—	885,830
July 30, 2007 through August 26, 2007	240,000	$5.13	240,000	2,645,830
August 27, 2007 through September 30, 2007	700,656	$5.03	700,656	1,945,174
Total	940,656	$5.06	940,656

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first three months of fiscal 2008, we repurchased 940,656 shares of common stock pursuant to the repurchase program for an aggregate price of approximately $4.8 million.

As of September 30, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1

Form of Amended and Restated Executive Severance Benefits Agreement between the Registrant and each of William Slater, Nancy J. Shemwell, Dale A. Pelletier, Bruce K. Bromage, William H. Minor, Jr. and David Cox (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 15, 2007).

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

SYMMETRICOM, INC.
(Registrant)

DATE: November 09, 2007	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 09, 2007	By:	/s/ WILLIAM SLATER
William Slater
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Index of Exhibits

10.1

Form of Amended and Restated Executive Severance Benefits Agreement between the Registrant and each of William Slater, Nancy J. Shemwell, Dale A. Pelletier, Bruce K. Bromage, William H. Minor, Jr. and David Cox (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 15, 2007).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.