Form 10-K/A
period 2007-07-01
SYMMETRICOM INC
filed 2008-06-17
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K/A

For the Fiscal Year Ended July 1, 2007

Explanatory Note

Symmetricom, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amended Report”) for its fiscal year ended July 1, 2007, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on September 25, 2007 (the “Original Filing”), to amend and restate its consolidated balance sheets as of July 1, 2007 and July 2, 2006 and related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005.  In addition, the Company is restating Item 6, “Selected Financial Data” for the fiscal years ended July 1, 2007, July 2, 2006, July 3, 2005, June 27, 2004 and June 29, 2003 as well as its “Selected Quarterly Financial Data (Unaudited)” in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.   In connection with the restatements, we re-evaluated the effectiveness of our controls and procedures and, accordingly, include revised disclosure in this Amended Report under Part II, Item 9A, “Controls and Procedures.”  We are also including revised Risk Factors under Part I, Item 1A, to reflect the other revisions in this Amended Report.

On April 17, 2008 the Audit Committee of our Board of Directors, following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm (the “Independent Review”), concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, our financial statements for the fiscal years and interim periods from the fiscal year ended June 30, 2002 through our fiscal year ended July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007 and any reports of the independent registered public accounting firm thereon, should no longer be relied upon.  The restatement corrects accounts payable balances, cost of sales, income tax provision (benefit) and related non-current deferred tax assets and retained earnings for the periods affected.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing on September 25, 2007. References to this Annual Report on Form 10-K/A herein shall refer to the Annual Report on Form 10-K originally filed on September 25, 2007 as amended by this Amended Report.  The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Business (as to “Forward Looking Statements” and “Available Information”);
•	Part I - Item 1A - Risk Factors;
•	Part II - Item 6 - Selected Financial Data;
•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II - Item 8 - Financial Statements and Supplementary Data;
•	Part II - Item 9A - Controls and Procedures; and
•	Part IV - Item 15 - Exhibits and Financial Statement Schedules.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K other than this Amended Report.  As part of the Independent Review, we also determined that we need to amend our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, originally filed on November 9, 2007, which we are filing concurrently with this Amended Report.  We have not amended and we do not intend to amend any of our other Quarterly Reports on Form 10-Q as a result of the Independent Review.

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can,” “projects” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, the tax treatment of the restructuring of our Puerto Rico subsidiary, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, expenses related to the restatement of our financial statements and the risks set forth below in Item 1A, “Risk Factors.”

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

During fiscal 2007, in connection with the acquisition of QoSmetrics, S.A., we entered a new business and formed the Quality of Experience Assurance Division. This business develops products for use in the IPTV (Internet Protocol Television) market that search for network impairments and review video packet integrity.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. The principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and the telephone number is (408) 433-0910.

Our website is located at www.symmetricom.com. We make available, free of charge on or through our website, our recorded conference calls, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practical after we electronically file such material, or furnish it, to the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Amended Report.

As stated above in the Explanatory Note, we concluded that we needed to amend our Annual Report on Form 10-K/A for the year ended July 1, 2007, originally filed with the SEC on September 25, 2007, to amend and restate our consolidated balance sheets as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005, and the related disclosures.  As part of the Independent Review, we also determined that we need to amend our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, originally filed on November 9, 2007.   We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than this Amended Report and the amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007.

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

Quality of Experience (QoE) Assurance Division

During fiscal 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV.  This acquisition became the foundation of our new Quality of Experience (QoE) Assurance Division. QoE provides hardware and software-based probes and/or embedded agents that are distributed throughout an IP (Internet Protocol) network in order to monitor network and application performance. The primary applications for these system-level solutions are to ensure end users’ Quality of Experience, or QoE, for IPTV service. In addition, we acquired certain intellectual property from Genista Corporation to accurately determine the quality of real-time video streams as delivered to end-user devices. The staff from QoSmetrics S.A., as well as research and development staff from Genista Corporation, joined Symmetricom. The market for QoE products is unproven. We believe the market will develop over the next two to three years. Until the market develops and we generate substantial revenue from QoE products and services, the expenses associated with this division will depress the profitability of the company overall. If the market does not develop as we expect and, if it does develop, and our products fail to gain acceptance, this will have a material adverse effect on our results of operations.

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

Our core system products are built on atomic clock (such as cesium and rubidium) and GPS technologies. The products belong to one of four classes:

•                  Primary Reference Sources (PRS) —consists of the GPS-based TimeSource family, and the cesium-based TimeCesium.

•                  Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs) —consists of the versatile SSU 2000 and the carrier-class TimeHub, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) plug-in server cards, supporting Quality of Service for next generation applications. PackeTime™ precise time transfer modules bring high precision, high availability, security, robust management and easy infrastructure integration to telecom operators building next generation networks. Other key products consists of Time Provider, the industry’s first node clock (hybrid SSU & PRS), TimeCreator, the first Data Over Cable Service Interface Specifications (DOCSIS) Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireline and cable markets.

•                  Element Management Systems — consists of TimePictra, the carrier class HP-UX based system, and TimeScan, the PC-based system.

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

Global Services Products:

Our Global Services (“Services”) organization provides lifecycle services for Symmetricom product lines. Services products fall into five main categories:

•                  Engineering and installation —Our engineering and installation services help customers implement new Symmetricom product purchases.

•                  Operations and support programs— Our operations and support programs, such as Sync Office Audits, assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

•                  Maintenance— Our maintenance offerings are designed to help customers minimize staff and expenses necessary for ongoing support of their Symmetricom products. These include 24 x 7 technical support, traditional return-to-factory repair services, and on-site repair labor.

•                  Training, certification programs and professional development courses— Our training courses enable customer personnel to successfully utilize and maintain our products. These programs are also available under license for customers who maintain their own training centers.

•                  Consulting and other professional services— Our consulting services assist customers in planning new sync communications networks and developing growth or disaster recovery plans for existing sync networks.

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

Timing, Test and Measurement Products:

We offer a wide variety of precision time and frequency products sold primarily to the aerospace, defense, metrology and enterprise sectors. These products can generally be divided into the following broad categories:

•                  Precision Frequency References —Precision Frequency References form the basis of absolute time and frequency in many systems and applications. Our products include active hydrogen masers, cesium frequency standards, rubidium frequency standards, and quartz frequency standards. Our primary reference source instruments provide stand-alone dependability, ease of use, and ease of installation that make them suitable for the critical time or frequency systems found in telecommunications timing, calibration and metrology laboratories, satellite tracking stations and space-based master time standards.

•                  Bus Level Timing— We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with common bus components. We also offer software development tools to speed the integration of these cards into software applications.

•                  Enterprise Network Time Servers —We manufacture several products for enterprise network time distribution. These bring entire networks of computers into precise time synchronization.

•                  GPS  & Time Code Instrumentation Products —We manufacture a wide variety of general purpose GPS receivers, time code generation, translation and distribution products. A time code is a data format for recording and processing time measurements.

•                  Space, Defense and Avionics —We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military applications. Our designs are vibration isolated with low-acceleration sensitivity. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs.

•                  Test & Measurement Equipment —We provide a line of Time and Frequency test solutions including a family of Phase Noise and Allan Deviation Test Sets designed to measure critical performance specifications of precision time and frequency signals and sources.

Quality of Experience Assurance Market and Products

Quality of Experience Assurance Market:

As traditional telephone and broadband access services become increasingly competitive, communication service providers (CSPs) are investing in advanced services that are vital to generate new revenue streams. Delivering services such as IPTV, Video on Demand (VoD), Voice over Internet Protocol (VoIP), and other real time media over an IP network, however, faces a number of technical challenges that can easily degrade service, and thus, increase support costs and customer churn levels. To address such concerns, service providers may utilize real time Quality of Experience (QoE) monitoring solutions. These include software agents, network probes and Network Operations Center (NOC)-based management software.

Quality of Experience Assurance Products:

•                  Network Probes :    Linux server-based components of Symmetricom’s QoE solution provide a benchmark (a MOS, or mean opinion score) that enables service providers to monitor and diagnose the perceptual impact of video, voice or data quality impairments that may be introduced by transmission over an IP network or perhaps by artifacts introduced from various encoding methodologies.

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

Item 1A.           Risk Factors

The restatement of our financial statements has had and may continue to have a material adverse impact on us, including increased costs, diversion of management’s attention and potential acceleration of our 3.25% Senior Contingent Convertible Subordinated Notes due 2025

The Audit Committee of our Board of Directors has concluded that the financial statements of the Company for the annual fiscal periods ended June 30, 2002 through July 1, 2007 and the quarterly period ended September 30, 2007 should be restated, as described in more detail in Note 19 to the accompanying consolidated Financial

Statements.  In connection with and as a result of these events, we have become subject to a number of additional risks and uncertainties, including the following:

•                  We have incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement.  Although the restatement is complete, we may continue to incur accounting and legal fees in connection with the restatement.

•                  Our management’s time and attention has been diverted  from our other business operations as a result of the restatement and related matters, which could harm our business.

•                  We have worked with our independent legal counsel to ensure that our filings comply with all related requirements. Nevertheless, we cannot assure you that the SEC will agree with the manner in which we have accounted for and reported the financial impact of the restatement, or that the SEC or other regulatory or administrative requirements will not change, and that we will not be required to further restate our prior financial statements, amend this and prior filings with the SEC, or take other actions not currently contemplated.  In addition to the cost and time required, such further restatements, amendments or other actions may have a material adverse affect on our stock price and could result in a delisting of our common stock from The Nasdaq Global Select Market.

•                  On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing our $120.0 million principal amount of 3.25% Senior Contingent Convertible Subordinated Notes due 2025.  The notice alleges that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violates certain provisions of the indenture.  Although we believe that no event of default entitling holders to accelerate has occurred with respect to the notes, we cannot assure you that the trustee will withdraw its notice of acceleration or that we will not be subject to additional costs to resolve this matter.

•                  As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve calendar months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Public confidence and share value may be adversely impacted by material weaknesses in our internal controls over financial reporting

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

During fiscal 2007, we identified two material weaknesses in our controls over financial reporting. Both material weaknesses resulted in quarterly restatements in fiscal 2007, one for the second quarter and the other for the third quarter. One of the material weaknesses was remediated prior to year end.  Since the other material weakness was not remediated prior to July 1, 2007, our management determined that our internal control over financial reporting was not effective as of July 1, 2007.

Subsequent to filing our Form 10-K for fiscal 2007, we identified a third material weakness in our internal control environment due to an operating deficiency in the completeness, accuracy, and existence of amounts in the accrued receipts account, and a design deficiency in the subsequent reconciliation and review process. To correct this material weakness in the internal control environment, management is in the process of instituting changes in our internal controls and procedures to ensure that the accrued receipts account is properly reconciled and reviewed in the future.  We cannot assure you that we will not identify other material weaknesses in our internal controls in the future. As a result, we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and stock price.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards), or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price.

We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Market, which would have a material adverse effect on us and our stockholders

On February 15, 2008 and May 14,  2008, we received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14).  The notices were issued in accordance with Nasdaq procedures because we did not timely file our Quarterly Reports on Form 10-Q for the periods ended December 30, 2007 and March 30, 2007.  We requested and were granted a hearing on April 3, 2008 with the Nasdaq Listing Qualifications Panel. On May 1, 2008, we received notice that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq Global Market. The continued listing of our common stock is subject to the condition that on or before June 30, 2008, we must file with the SEC our Quarterly Reports on Form 10-Q for the periods ended March 30, 2008 and December 30, 2007 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-K/A and our subsequent filings of the delinquent Form 10-Qs and the Form 10-Q/A for the quarter ended September 30, 2007 satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

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

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 55.6% for fiscal 2007.

If the ruling is not granted, then:

•                  we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•                  Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•                  the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 55.6% for fiscal 2007. The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

THE FOLLOWING RISK FACTORS INCLUDED IN THE ORIGINAL FILING HAVE NOT BEEN UPDATED FOR INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING.

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

•                  Based upon recent events in the credit market, we may be impacted by the following risks:

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

Third parties may assert intellectual property infringement claims, which would be costly to defend and may result in our loss of significant rights

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

Item 3.                          Legal Proceedings

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.) , seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of July 1, 2007, we had an accrual of  $0.5 million for remediation costs and other ongoing monitoring costs.

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

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.                          Selected Financial Data

On April 17, 2008, our Audit Committee concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, the Company’s financial statements for the fiscal years and interim periods from the fiscal year ended June 30, 2002 through its fiscal year ended July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007 and any reports of the independent registered public accounting firm thereon, should no longer be relied upon.  The resulting restatement corrects accounts payable balances, cost of sales, income tax provision (benefit), deferred tax assets and retained earnings for the periods affected.

The impact of the restatement, by fiscal year, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements is summarized in the table below:

Summary of Restatement Adjustments

	Adjustments to
Fiscal Year	Income (loss) before income taxes and discontinued operations	Income tax expense (benefit)	Increase (decrease) to Retained Earnings
	(In thousands)
2002	$152	$56	$96
2003	511	189	322
2004	30	11	19
2005	443	164	279
2006	(1,198)	(443)	(755)
2007	310	115	195
Total	$248	$92	$156

The following selected consolidated financial data for the fiscal years ended July 1, 2007, July 2, 2006, July 3, 2005, June 27, 2004 and June 29, 2003 has been restated and should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Amended Report on Form 10-K/A. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003
	(In thousands, except per share amounts)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Consolidated Statement of Operations Data:
Net revenue	$208,380	$176,112	$179,388	$163,310	$127,088
Operating income (loss)	9,238	(4,166)	18,180	(5,415)	(46,130)
Income (loss) before income taxes and discontinued operations	13,646	(1,671)	19,288	(5,692)	(46,583)
Income (loss) from continuing operations	6,058	(857)	17,210	(3,167)	(34,386)
Gain (loss) from discontinued operations, net of tax (1)	242	921	985	949	(14,609)
Net earnings (loss)	6,300	64	18,195	(2,218)	(48,995)
Basic earnings (loss) per share from continuing operations	0.13	(0.02)	0.38	(0.07)	(0.96)
Basic earnings (loss) per share from discontinued operations	0.01	0.02	0.02	0.02	(0.41)
Basic net earnings (loss) per share	0.14	—	0.40	(0.05)	(1.37)
Diluted earnings (loss) per share from continuing operations	0.13	(0.02)	0.37	(0.07)	(0.96)
Diluted earnings (loss) per share from discontinued operations	0.01	0.02	0.02	0.02	(0.41)
Diluted net earnings (loss) per share	0.14	—	0.39	(0.05)	(1.37)

	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003
	(In thousands)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Consolidated Balance Sheet Data:
Total assets	$409,187	$392,441	$391,751	$247,334	$233,645
Long-term obligations	125,550	126,670	126,967	8,827	10,057
Stockholders’ equity	$236,336	$224,522	$226,891	$196,921	$183,850

(1) Reflects amounts related to gains (losses) on discontinued operations. The Trusted Time Division was discontinued in fiscal 2003. The Specialty Manufacturing /Other business segment was discontinued in the third quarter of fiscal 2007.

The impact of the restatement and a comparison to the amounts originally reported are detailed in the tables below:

	Year ended July 1, 2007			Year ended July 2, 2006
				As
	As Previously	Adjust-	As	Previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$208,380	$—	$208,380	$176,112	$—	$176,112
Gross profit	94,692	310	95,002	79,710	(1,198)	78,512
Operating income (loss)	8,928	310	9,238	(2,968)	(1,198)	(4,166)
Income tax provision (benefit)	7,473	115	7,588	(371)	(443)	(814)
Net income	6,105	195	6,300	819	(755)	64
Basic net earnings per share	0.13	0.01	0.14	0.02	(0.02)	—
Diluted net earnings per share	0.13	0.01	0.14	0.02	(0.02)	—

	Year ended July 3, 2005			Year ended June 27, 2004
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
				As
	As previously	Adjust-	As	previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Statement of Operations Data:
Net revenue	$179,388	$—	$179,388	$163,310	$—	$163,310
Gross profit	86,884	443	87,327	60,295	30	60,325
Operating income (loss)	17,737	443	18,180	(5,445)	30	(5,415)
Income tax provision (benefit)	1,914	164	2,078	(2,536)	11	(2,525)
Net income (loss)	17,916	279	18,195	(2,237)	19	(2,218)
Basic net earnings (loss) per share	0.39	0.01	0.40	(0.05)	—	(0.05)
Diluted net earnings (loss) per share	0.38	0.01	0.39	(0.05)	—	(0.05)

	Year ended June 29, 2003			Year ended June 30, 2002
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
				As
	As previously	Adjust-	As	previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Statement of Operations Data:
Net revenue	$127,088	$—	$127,088	$72,643	$—	$72,643
Gross profit	45,536	511	46,047	25,826	152	25,978
Operating loss	(46,641)	511	(46,130)	(11,141)	152	(10,989)
Income tax benefit	(12,386)	189	(12,197)	(3,278)	56	(3,222)
Net loss	(49,317)	322	(48,995)	(5,285)	96	(5,189)
Basic net loss per share	(1.38)	0.01	(1.37)	(0.23)	—	(0.23)
Diluted net loss per share	(1.38)	0.01	(1.37)	(0.23)	—	(0.23)

	As of July 1, 2007			As of July 2, 2006
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
	(In thousands)			(In thousands)
Consolidated Balance Sheet Data:
Total assets	$409,279	$(92)	$409,187	$392,418	$23	$392,441
Current liabilities	47,215	(248)	46,967	40,568	62	40,630
Long-term obligations	125,550	—	125,550	126,670	—	126,670
Stockholders’ equity	236,180	156	236,336	224,561	(39)	224,522

	As of July 3, 2005			As of June 27, 2004
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
	(In thousands)			(In thousands)
Consolidated Balance Sheet Data:
Total assets	$392,171	$(420)	$391,751	$247,590	$(256)	$247,334
Current liabilities	38,610	(1,136)	37,474	41,861	(693)	41,168
Long-term obligations	126,967	—	126,967	8,827	—	8,827
Stockholders’ equity	226,175	716	226,891	196,484	437	196,921

	As of June 29, 2003			As of June 30, 2002
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
	(In thousands)			(In thousands)
Consolidated Balance Sheet Data:
Total assets	$233,890	$(245)	$233,645	$130,310	$(56)	$130,254
Current liabilities	39,982	(663)	39,319	19,078	(152)	18,926
Long-term obligations	10,057	—	10,057	6,574	—	6,574
Stockholders’ equity	183,432	418	183,850	104,189	96	104,285

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement of the accompanying consolidated financial statements and related matters discussed in Note 19, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, and should be read together with the accompanying consolidated financial statements and related notes included elsewhere in this amended report on Form 10-K/A.  The restatement corrects accounts payable balances, cost of sales, income tax provision (benefit) and related non-current deferred tax assets and retained earnings for the periods affected.

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

On January 2, 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV.  The purchase price of approximately $16.8 million was paid in cash.  We acquired QoSmetrics S.A. for its technology, which we believe we can use to develop a line of products and services that will provide revenue growth in future years at a faster pace than our historic lines of business.  Moreover, its target customers, as well as certain of its proprietary product features, are highly complementary with key parts of Symmetricom’s current operations.  With the acquisition of QoSmetrics, we created a new business segment called the Quality of Experience Assurance Division.

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

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 55.6% for fiscal 2007.

If the ruling is not granted, then:

•                       we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•                       Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•                       the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 55.6% for fiscal 2007.  The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

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

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net revenue
Telecom Solutions Division:
Wireline Products	45.1%	45.8%	46.3%
Wireless/OEM Products	12.8%	13.6%	15.5%
Global Services	7.0%	7.1%	5.4%
Timing, Test and Measurement Division	34.9%	33.5%	32.8%
Quality of Experience Assurance Division	0.2%	—%	—%
Total net revenue	100.0%	100.0%	100.0%

Cost of products and services	52.7%	52.0%	49.1%
Amortization of purchased technology	1.6%	2.1%	2.2%
Impairment of intangibles	—%	0.7%	—%
Integration and restructuring charges	0.1%	0.6%	—%
Gross profit	45.6%	44.6%	48.7%
Operating expenses:
Research and development	11.4%	10.7%	9.1%
Selling, general and administrative	29.1%	32.0%	29.1%
Acquired in-process research and development	0.1%	—%	—%
Amortization of intangibles	0.4%	0.3%	0.3%
Integration and restructuring charges	0.2%	—%	—%
Impairment of goodwill	—%	4.0%	—%
Operating income (loss)	4.4%	(2.4)%	10.1%
Gain on equity investments, net	—%	—%	0.2%
Interest income	4.4%	4.2%	0.9%
Interest expense	(2.3)%	(2.8)%	(0.5)%
Income (loss) before income taxes	6.5%	(1.0)%	10.8%
Income tax provision (benefit)	3.6%	(0.5)%	1.2%
Income (loss) from continuing operations	2.9%	(0.5)%	9.6%
Gain from discontinued operations, net of tax	0.1%	0.5%	0.5%
Net Income	3.0%	—%	10.1%

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

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Gross Profit (in thousands):
Wireline Products	$53,810	$44,705	$9,105	20.4%
Wireless/OEM Products	7,157	5,190	1,967	37.9
Global Services	3,991	6,334	(2,343)	(37.0)
Timing, Test and Measurement Division	33,188	28,258	4,930	17.4
Quality of Experience Assurance Division	398	—	398	100.0
Other cost of sales	(3,542)	(5,975)	2,433	(40.7)
Total Gross Profit	$95,002	$78,512	$16,490	21.0%
Percentage of Revenue	45.6%	44.6%

Gross profit, excluding other cost of sales, increased $14.1 million in fiscal year 2007, or 16.6%, compared to fiscal year 2006.  Gross profit for the Wireline products increased by $9.1 million or 20.4%, which was higher than the 16.5% revenue increase for the same period (due primarily to increased sales of higher margin newer products). Gross profit for the Wireless/OEM products increased by $2.0 million or 37.9%, which was higher than the revenue increase of 11.6% (due to increased sales of higher margin products and selling price increases). Gross profit for Global Services decreased by $2.3 million or 37.0%, as compared to the revenue increase of 16.7%  for the same period (due primarily to the large volume increase in installation services, which is lower margin and in the prior year a high margin repair project for a major customer occurred which was not repeated in fiscal year 2007).  Gross profit for the Timing, Test and Measurement Division increased by $4.9 million or 17.4%, which was lower than the revenue increase of 23.1% for the same period (due primarily to the addition of the lower margin products acquired from TSC on October 2, 2006). Gross profit for the newly formed Quality of Experience Assurance Division was $0.4 million.

Gross profit due to other cost of sales, for fiscal year 2007 was $2.4 million higher than fiscal year 2006 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM in fiscal 2006 and integration and restructuring charges which were $0.9 million higher in fiscal year 2006 versus fiscal year 2007 due to the acquisition of Agilent Technologies’ Frequency and Timing Standards product line.

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

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Income tax expense (benefit) (in thousands).	$7,588	$(814)	$8,402	(1,032.2)%
Percentage of Revenue	3.6%	(0.5)%

Income tax expense (benefit),  increased to $7.6 million in fiscal year 2007 compared to a benefit of ($0.8) million in fiscal year 2006.  The income tax provision for fiscal year 2007 includes $3.4 million related to the planned legal entity liquidation of QoSmetrics S.A. and QoSmetrics, Inc., which were both acquired on January 2, 2007. As described above under Critical Accounting Estimates - Accounting for Income Taxes, we are in the process of submitting a ruling request to the Internal Revenue Service to confirm the tax-free treatment.  We are undertaking this ruling request based upon our subsequent review of the 2006 restructuring.  Although ruling requests of this nature are considered routine and we believe that it is more likely than not that the ruling will be granted, we cannot assure you that the ruling will be granted.

If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in an effective tax rate of approximately 25.0% for fiscal 2008 compared to an effective tax rate of approximately 55.6% for fiscal 2007.

If the ruling is not granted, then:

•                                             we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million;

•                                          Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.; and

•                                          the effective tax rate for fiscal 2008 would be approximately 221.0%, compared to an effective tax rate of approximately 55.6% for fiscal 2007.  The large increase in the effective tax rate for fiscal 2008 would be due primarily to the one-time $15.2 million charge.

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

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Gross Profit (in thousands):
Wireline Products	$44,705	$47,472	$(2,767)	(5.8)%
Wireless/OEM Products	5,190	8,207	(3,017)	(36.8)
Global Services	6,334	4,165	2,169	52.1
Timing, Test and Measurement Division	28,258	31,382	(3,124)	(10.0)
Quality of Experience Assurance Division	—	—	—	NA
Other cost of sales	(5,975)	(3,899)	(2,076)	53.2
Total Gross Profit	$78,512	$87,327	$(8,815)	(10.1)%
Percentage of Revenue	44.6%	48.7%

Gross profit for fiscal year 2006, excluding other cost of sales, decreased $6.7 million, or 7.4%, compared to fiscal year 2005. This decrease in total gross profit was greater than the revenue decrease of 1.8%.  Gross profit for the Wireline products decreased by $2.8 million or 5.8%, which was higher than the 3.0% revenue decrease for the same period due primarily to higher manufacturing period costs.  Gross profit for the Wireless/OEM products decreased by $3.0 million or 36.8%, which was higher than the revenue decrease of 13.8% due to lower selling prices and increased sales of lower margin products.  Gross profit for Global Services increased by $2.2 million or 52.1%, which was higher than the 29.1% revenue increase for the same period due to increased sales of lower cost services. Gross profit for the Timing, Test and Measurement Division decreased by $3.1 million or 10.0%, which was lower than the revenue increase of 0.4% for the same period due primarily to the addition of the higher cost cesium product acquired from Agilent Technologies in August 2005.

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

	Year ended
	July 2, 2006	July 3, 2005	$ Change	% Change
Income tax expense (benefit) (in thousands)	$(814)	$2,078	$(2,892)	(139.2)%
Percentage of Revenue	(0.5)%	1.2%

Income tax expense (benefit) was ($0.8) million in fiscal year 2006 compared to $2.1 million in fiscal year 2005. The effective tax rate fluctuated significantly in fiscal year 2006 as a result of the write-off of goodwill for $7.0 million, since a substantial portion of the goodwill write-off was not deductible for tax reporting purposes. The increase in tax rate from the write-off of goodwill was offset by our Puerto Rico earnings, since a substantial percentage of our Puerto Rico earnings were taxed under Section 936 of the U.S. Internal Revenue Code, which exempts qualified Puerto Rico earnings from regular federal income taxes. Section 936 expired at the end of fiscal year 2006.

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

Liquidity and Capital Resources

As of July 1, 2007, working capital was $217.1 million compared to $222.2 million as of July 2, 2006. Cash and cash equivalents as of July 1, 2007 decreased $44.6 million to $37.6 million from $82.2 million as of July 2, 2006. This decrease was primarily the result of acquisitions paid in cash in the amount of $25.4 million and a shift from cash and cash equivalents to short-term investments.   As a result, short-term investments increased from $106.7 million as of July 2, 2006 to $138.6 million as of July 1, 2007.

The $20.7 million net cash provided by operating activities in fiscal 2007 was primarily attributable to a net income of $6.3 million and non-cash expenses related to depreciation and amortization of $9.6 million and stock-based compensation of $6.4 million, which was partially offset by a $3.1 million increase in accounts receivable and $6.6 million increase in inventory. The increase in accounts receivable in fiscal 2007 was the result of higher sales during the fourth quarter of fiscal 2007 compared to fiscal 2006 and the increase in inventory was related to the TSC acquisition in October 2006 and higher finished goods inventory to meet customers’ shorter lead time requirements. The $62.3 million net cash used for investing activities in fiscal 2007 was primarily attributable to $225.4 million in purchases of short-term investments,  $25.4 million cash payment for the acquisitions of QoSmetrics S.A. and TSC, and $5.1 million in purchases of plant and equipment.  This was partially offset by $193.6 million in maturities of short-term investments. The $3.0 million net cash used for financing activities was primarily attributable to $4.0 million used to repurchase common stock and $2.2 million to repay long-term obligations.  This was partially offset by $2.7 million in proceeds from the issuance of common stock.

Our total capital spending commitments outstanding as of July 2, 2007 were approximately $0.9 million. Days sales outstanding in accounts receivable was 59 days as of July 1, 2007, unchanged from July 2, 2006.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months and the foreseeable future.     We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms favorable to us. Additional financing may also be dilutive to our existing stockholders. As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve calendar months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.  We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

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

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing our $120.0 million principal amount of 3.25% Senior Contingent Convertible Subordinated Notes due 2025.  The notice states that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violates certain provisions of the indenture.  The acceleration letter declares that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, are immediately due and payable.  This notice of acceleration relates to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the SEC violates provisions of the indenture.  We believe we are not in default under the indenture.  We also believe that no event of default entitling holders to accelerate has occurred with respect to the notes.  We believe the indenture requires us to provide to the trustee, copies of the reports we are required to file with the SEC, such as our quarterly and annual reports, within 15 days of filing such reports with the SEC rather than the date such reports are due to be filed with the SEC.

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

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Contractual Obligations
Bond payable	$2,405	$—	$—	$—	$2,405
Convertible subordinate notes	120,000	—	—	—	120,000
Capital lease obligations (1)	2,901	1,576	1,325	—	—
Operating leases obligations (2)	33,698	3,124	6,718	7,959	15,897
Purchase obligations	20,726	19,977	742	7	—
Conditional grant	136	136	—	—	—
Post-retirement benefits liabilities	302	40	103	60	99
Lease loss accrual	145	59	73	13	—
Total	$180,313	$24,912	$8,961	$8,039	$138,401

(1)           Capital lease obligation includes interest

(2)           Operating lease obligation is net of the lease loss accrual

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

Item 8.                          Consolidated Financial Statements and Supplementary Data (Restated)

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the years ended July 1, 2007 and July 2, 2006. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and include all adjustments necessary for the fair presentation of the financial information for the quarters presented  The information below has been restated to give effect to the correction of errors relating to the accounting for accrued liabilities related to inventory receipts.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Fiscal Year 2007
Net revenue	$47,260	$51,761	$51,943	$57,416	$208,380
Gross profit	22,125	21,717	24,755	26,405	95,002
Operating income	3,906	2,200	2,356	776	9,238
Income before income taxes and discontinued operations	5,054	3,382	3,360	1,850	13,646
Income (loss) from continuing operations	3,379	2,501	(1,229)	1,407	6,058
Gain (loss) on discontinued operations	474	260	(349)	(143)	242
Net income (loss)	3,853	2,761	(1,578)	1,264	6,300
Basic earnings (loss) per share from continuing operations	0.07	0.05	(0.02)	0.03	0.13
Basic earnings (loss) per share from discontinued operations	0.01	0.01	(0.01)	—	0.01
Basic net earnings (loss) per share	0.08	0.06	(0.03)	0.03	0.14
Diluted earnings (loss) per share from continuing operations	0.07	0.05	(0.02)	0.03	0.13
Diluted earnings (loss) per share from discontinued operations	0.01	0.01	(0.01)	—	0.01
Diluted net earnings (loss) per share	0.08	0.06	(0.03)	0.03	0.14
Fiscal Year 2006
Net revenue	$42,545	$45,281	$41,532	$46,754	$176,112
Gross profit	20,286	20,815	16,600	20,811	78,512
Operating income (loss)	1,479	2,179	(9,087)	1,263	(4,166)
Income (loss) before income taxes and discontinued operations	1,795	2,682	(8,356)	2,208	(1,671)
Income (loss) from continuing operations	1,369	2,068	(6,014)	1,720	(857)
Gain on discontinued operations	97	309	508	7	921
Net income (loss)	1,466	2,377	(5,506)	1,727	64
Basic earnings (loss) per share from continuing operations	0.03	0.04	(0.13)	0.04	(0.02)
Basic earnings per share from discontinued operations	—	0.01	0.01	—	0.02
Basic net earnings (loss) per share	0.03	0.05	(0.12)	0.04	—
Diluted earnings (loss) per share from continuing operations	0.03	0.04	(0.13)	0.04	(0.02)
Diluted earnings per share from discontinued operations	—	0.01	0.01	—	0.02
Diluted net earnings (loss) per share	0.03	0.05	(0.12)	0.04	—

The impact of the restatement to our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the years ended July 1, 2007 and July 2, 2006 are summarized in the tables below:

	2007			2007
	First Quarter			Second Quarter
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Net revenue	$47,260	$—	$47,260	$51,761	$—	$51,761
Gross profit	22,036	89	22,125	21,655	62	21,717
Operating income	3,817	89	3,906	2,138	62	2,200
Income before income taxes and discontinued operations	4,965	89	5,054	3,320	62	3,382
Income from continuing operations	3,323	56	3,379	2,462	39	2,501
Gain on discontinued operations	474	—	474	260	—	260
Net income	3,797	56	3,853	2,722	39	2,761
Basic earnings per share from continuing operations	0.07	—	0.07	0.06	(0.01)	0.05
Basic earnings per share from discontinued operations	0.01	—	0.01	—	0.01	0.01
Basic net earnings per share	0.08	—	0.08	0.06	—	0.06
Diluted earnings per share from continuing operations	0.07	—	0.07	0.06	(0.01)	0.05
Diluted earnings per share from discontinued operations	0.01	—	0.01	—	0.01	0.01
Diluted net earnings per share	0.08	—	0.08	0.06	—	0.06

	2007			2007
	Third Quarter			Fourth Quarter
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated

Net revenue	$51,943	$—	$51,943	$57,416	$—	$57,416
Gross profit	24,629	126	24,755	26,372	33	26,405
Operating income	2,230	126	2,356	743	33	776
Income before income taxes and discontinued operations	3,234	126	3,360	1,817	33	1,850
Income (loss) from continuing operations	(1,308)	79	(1,229)	1,386	21	1,407
Gain (loss) on discontinued operations	(349)	—	(349)	(143)	—	(143)
Net income (loss)	(1,657)	79	(1,578)	1,243	21	1,264
Basic earnings (loss) per share from continuing operations	(0.03)	0.01	(0.02)	0.03	—	0.03
Basic earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	—	—	—
Basic net earnings (loss) per share	(0.04)	0.01	(0.03)	0.03	—	0.03
Diluted earnings (loss) per share from continuing operations	(0.03)	0.01	(0.02)	0.03	—	0.03
Diluted earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	—	—	—
Diluted net earnings (loss) per share	(0.04)	0.01	(0.03)	0.03	—	0.03

	2006			2006
	First Quarter			Second Quarter
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated

Net revenue	$42,545	$—	$42,545	$45,281	$—	$45,281
Gross profit	20,138	148	20,286	21,256	(441)	20,815
Operating income	1,331	148	1,479	2,620	(441)	2,179
Income before income taxes and discontinued operations	1,647	148	1,795	3,123	(441)	2,682
Income from continuing operations	1,276	93	1,369	2,346	(278)	2,068
Gain on discontinued operations	97	—	97	309	—	309
Net income	1,373	93	1,466	2,655	(278)	2,377
Basic earnings per share from continuing operations	0.03	—	0.03	0.05	(0.01)	0.04
Basic earnings per share from discontinued operations	—	—	—	0.01	—	0.01
Basic net earnings per share	0.03	—	0.03	0.06	(0.01)	0.05
Diluted earnings per share from continuing operations	0.03	—	0.03	0.05	(0.01)	0.04
Diluted earnings per share from discontinued operations	—	—	—	0.01	—	0.01
Diluted net earnings per share	0.03	—	0.03	0.06	(0.01)	0.05

	2006			2006
	Third Quarter			Fourth Quarter
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
	As previously	Adjust-	As	As previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Net revenue	$41,532	$—	$41,532	$46,754	$—	$46,754
Gross profit	17,106	(506)	16,600	21,210	(399)	20,811
Operating income (loss)	(8,581)	(506)	(9,087)	1,662	(399)	1,263
Income (loss) before income taxes and discontinued operations	(7,850)	(506)	(8,356)	2,607	(399)	2,208
Income (loss) from continuing operations	(5,695)	(319)	(6,014)	1,971	(251)	1,720
Gain on discontinued operations	508	—	508	7	—	7
Net income (loss)	(5,187)	(319)	(5,506)	1,978	(251)	1,727
Basic earnings (loss) per share from continuing operations	(0.12)	(0.01)	(0.13)	0.04	—	0.04
Basic earnings per share from discontinued operations	0.01	—	0.01	—	—	—
Basic net earnings (loss) per share	(0.11)	(0.01)	(0.12)	0.04	—	0.04
Diluted earnings (loss) per share from continuing operations	(0.12)	(0.01)	(0.13)	0.04	—	0.04
Diluted earnings per share from discontinued operations	0.01	—	0.01	—	—	—
Diluted net earnings (loss) per share	(0.11)	(0.01)	(0.12)	0.04	—	0.04

SYMMETRICOM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets As Restated at July 1, 2007 and July 2, 2006	54
Consolidated Statements of Operations As Restated for the years ended July 1, 2007, July 2, 2006, and July 3, 2005	55
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) As Restated for the years ended July 1, 2007, July 2, 2006, and July 3, 2005	56
Consolidated Statements of Cash Flows As Restated for the years ended July 1, 2007, July 2, 2006, and July 3, 2005	57
Notes to the Consolidated Financial Statements	58

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

As discussed in Note 19, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2007 and June 17, 2008 as to the effects of the material weakness for errors in accrued liabilities relating to inventory, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 25, 2007 except for Note 18 and Note 19 for which the dates are May 7, 2008 and June 17, 2008, respectively.

SYMMETRICOM, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 1, 2007	July 2, 2006
	(As restated, See Note 19)	(As restated, See Note 19)
ASSETS
Current assets:
Cash and cash equivalents	$37,587	$82,193
Short-term investments	138,559	106,696
Accounts receivable, net of allowance for doubtful accounts of $1,107 in 2007 and $888 in 2006	37,368	33,015
Inventories, net	38,957	30,717
Note receivable from employee	500	—
Prepaids and other current assets	11,094	10,240
Total current assets	264,065	262,861
Property, plant and equipment, net	26,626	26,553
Goodwill	54,706	45,899
Other intangible assets, net	17,730	8,200
Deferred taxes and other assets	46,060	48,428
Note receivable from employee	—	500
Total assets	$409,187	$392,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,949	$13,421
Accrued compensation	13,936	10,352
Accrued warranty	3,374	3,547
Other accrued liabilities	15,161	12,024
Current maturities of long-term obligations	1,547	1,286
Total current liabilities	46,967	40,630
Long-term obligations	125,550	126,670
Deferred income taxes	334	619
Total liabilities	172,851	167,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 48,959 shares issued and 46,528 outstanding in 2007; 47,662 shares issued and 45,743 outstanding in 2006	187,070	181,696
Accumulated other comprehensive income	403	263
Retained earnings	48,863	42,563
Total stockholders’ equity	236,336	224,522
Total liabilities and stockholders’ equity	$409,187	$392,441

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(As restated, See Note 19)	(As restated, See Note 19)	(As restated, See Note 19)

Net revenue	$208,380	$176,112	$179,388
Cost of products and services	109,837	91,626	88,162
Amortization of purchased technology	3,317	3,622	3,899
Impairment of intangibles	—	1,198	—
Integration and restructuring charges	224	1,154	—
Gross profit	95,002	78,512	87,327
Operating expenses:
Research and development	23,692	18,836	16,286
Selling, general and administrative	60,543	56,357	52,248
Acquired in-process research and development	188	—	—
Amortization of intangibles	792	522	613
Integration and restructuring charges	549	—	—
Impairment of goodwill	—	6,963	—
Operating income (loss)	9,238	(4,166)	18,180
Gain on equity investments, net	—	—	389
Interest income	9,231	7,478	1,533
Interest expense	(4,823)	(4,983)	(814)
Income (loss) before income taxes and discontinued operations	13,646	(1,671)	19,288
Income tax provision (benefit)	7,588	(814)	2,078
Income (loss) from continuing operations	6,058	(857)	17,210
Gain from discontinued operations, net of tax	242	921	985
Net income	$6,300	$64	$18,195
Earnings per share—basic:
Earnings from continuing operations	$0.13	$(0.02)	$0.38
Earnings from discontinued operations	0.01	0.02	$0.02
Net earnings	$0.14	$—	$0.40
Weighted average shares outstanding—basic	45,572	45,913	45,532

Earnings per share—diluted:
Earnings from continuing operations	$0.13	$(0.02)	$0.37
Earnings from discontinued operations	0.01	0.02	0.02
Net earnings	$0.14	$—	$0.39
Weighted average shares outstanding—diluted	46,389	46,791	46,936

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

				Accumulated			Total
			Stockholder	Other	Deferred		Stock-	Total
	Common Stock		Note	Comprehensive	Stock-based	Retained	holders’	Comprehensive
	Shares	Amount	Receivable	Income (loss)	Compensation	Earnings	Equity	Income (loss)
						(As restated, See Note 19)	(As restated, See Note 19)	(As restated, See Note 19)
Balance at June 27, 2004, previously reported	44,915	$174,293	$(555)	$(1)	$(1,120)	$23,867	$196,484	$(2,060)
Adjustment to opening stockholders’ equity	—	—	—	—	—	437	437	—
Balance at June 27, 2004, as restated	44,915	$174,293	$(555)	$(1)	$(1,120)	$24,304	$196,921	$(2,060)
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	1,619	8,012	—	—	—	—	8,012	—
Reinstated stock option	—	919	—	—	—	—	919	—
Restricted stock issued	—
Repurchase of common stock	(186)	(1,833)	—	—	—	—	(1,833)	—
Restricted stock canceled	(19)	(120)	—	—	84	—	(36)	—
Stock option income tax benefit	—	3,021	—	—	—	—	3,021	—
Amortization of deferred compensation	—	—	—	—	1,036	—	1,036	—
Loan payment	—		555				555	—
Comprehensive income:
Income from continuing operations	—	—	—	—	—	17,210	17,210	17,210
Gain from discontinued operations, net of tax of $724	—	—	—	—	—	985	985	985
Unrealized gain on short-term investments, net of taxes	—	—	—	84	—	—	84	84
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	17	—	—	17	17
Balance at July 3, 2005, as restated	46,329	184,292	—	100	—	42,499	226,891	18,296
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	402	1,904	—	—	—	—	1,904	—
Restricted stock issued	220	—	—	—	—	—	—	—
Repurchase of common stock	(1,172)	(9,712)	—	—	—	—	(9,712)	—
Restricted stock canceled	(36)	—	—	—	—	—	—	—
Stock option income tax benefit	—	592	—	—	—	—	592	—
Stock-based compensation	—	4,620	—	—	—	—	4,620	—
Comprehensive income:
Income (loss) from continuing operations	—	—	—	—	—	(857)	(857)	(857)
Gain from discontinued operations, net of tax of $521	—	—	—	—	—	921	921	921
Unrealized gain on short-term investments, net of taxes	—	—	—	67	—	—	67	67
Cumulative adjustments to foreign currency translation, net of taxes	—	—	—	96	—	—	96	96
Balance at July 2, 2006, as restated	45,743	181,696	—	263	—	42,563	224,522	227
Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	556	2,749	—	—	—	—	2,749	—
Restricted stock issued	725	—	—	—	—	—	—
Repurchase of common stock	(512)	(3,993)	—	—	—	—	(3,993)	—
Restricted stock canceled	(20)	—	—	—	—	—	—	—
Exercise of warrants, (net)	36	—	—	—	—	—	—	—
Stock option income tax benefit	—	225	—	—	—	—	225	—
Stock-based compensation	—	6,393	—	—	—	—	6,393	—
Comprehensive income:
Income from continuing operations	—	—	—	—	—	6,058	6,058	6,058
Gain from discontinued operations, net of tax of $167	—	—	—	—	—	242	242	242
Unrealized gain on short-term investments, net of taxes	—	—	—	124	—	—	124	124
Cumulative adjustments to foreign
currency translation, net of taxes	—	—	—	16	—	—	16	16
Balance at July 1, 2007, as restated	46,528	$187,070	$—	$403	$—	$48,863	$236,336	$6,440

See notes to the consolidated financial statements.

SYMMETRICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(As restated, See Note 19)	(As restated, See Note 19)	(As restated, See Note 19)
Cash flows from operating activities:
Net income	$6,300	$64	$18,195
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangibles	—	8,161	—
Acquired in-process research and development	188	—	—
Gain from disposal of discontinued operations	—	—	(162)
Depreciation and amortization	9,605	9,966	11,303
Deferred income taxes	2,031	(2,136)	(3,204)
Income tax expense related to QoSmetrics liquidations	3,110	—	—
Gain on sale of equity investments	—	—	(389)
Loss on disposal of fixed assets	10	211	202
Gain on post-retirement benefit obligation	(11)	(65)	(118)
Stock-based compensation	6,393	4,620	1,001
Non-cash compensation	—	—	919
Stock option excess income tax benefit	(361)	—	3,021
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,134)	(3,966)	(108)
Inventories	(6,575)	(2,662)	1,179
Prepaids and other assets	(1,397)	1,579	(378)
Accounts payable	(835)	1,873	(3,131)
Accrued compensation	3,000	1,265	(599)
Other accrued liabilities	2,377	429	(555)
Net cash provided by operating activities	20,701	19,339	27,176
Cash flows from investing activities:
Acquisition and related costs, net of cash acquired	(23,385)	(8,032)	—
Purchase of intangible assets	(2,006)	—	—
Purchases of short-term investments	(225,368)	(175,425)	(134,734)
Maturities of short-term investments	193,603	158,349	58,716
Purchases of plant and equipment	(5,124)	(9,443)	(3,074)
Proceeds from sale of assets	—	—	1,585
Net cash used for investing activities	(62,280)	(34,551)	(77,507)
Cash flows from financing activities:
Repayment of long-term obligations	(2,160)	(1,110)	(1,148)
Proceeds from issuance of common stock	2,749	1,904	8,011
Proceeds from repayment of employee note	—	—	555
Proceeds from convertible notes	—	—	116,151
Stock option excess income tax benefit	361	592	—
Repurchase of common stock	(3,993)	(9,712)	(1,833)
Net cash provided by (used for) financing activities	(3,043)	(8,326)	121,736
Effect of exchange rate changes in cash	16	96	17
Net increase (decrease) in cash and cash equivalents	(44,606)	(23,442)	71,422
Cash and cash equivalents at beginning of year	82,193	105,635	34,213
Cash and cash equivalents at end of year	$37,587	$82,193	$105,635
Non-cash investing and financing activities:
Unrealized loss on securities, net	$124	$67	$84
Cash payments for:
Interest	$4,266	$5,073	$544
Income taxes	1,812	1,173	1,427

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

The following table summarizes Symmetricom’s available-for-sale securities recorded as cash and cash equivalents or short-term investments:

		Gross Unrealized
	Amortized Cost	Gains (losses)	Fair Value
	(In thousands)
July 1, 2007
Short-term investments	$162,918	$(33)	$162,885
Less amounts classified as cash equivalents	(27,421)	—	(27,421)
Deferred compensation plan assets	2,838	257	3,095
Total short term investments	$138,335	$224	$138,559

July 2, 2006
Short-term investments	$170,968	$(143)	$170,825
Less amounts classified as cash equivalents	(66,859)	—	(66,859)
Deferred compensation plan assets	2,558	172	2,730
Total short term investments	$106,667	$29	$106,696

The following table details Symmetricom’s available-for-sale securities by type:

	July 1,	July 2,
	2007	2006
	(In thousands)
Asset backed securities	$40,935	$—
Corporate securities	44,247	34,752
Other investments	7,515	—
Mutual funds	3,095	2,731
Government securities	16,979	7,549
Commercial paper	15,456	39,230
Auction rate securities	10,332	22,434
	$138,559	$106,696

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We place our investments with high-credit-quality corporations and financial institutions. Accounts receivable are derived primarily from sales to telecommunications service providers, original equipment manufacturers, government agencies, defense contractors, and distributors. Management believes that its credit evaluation, approval, and monitoring processes mitigate potential credit risks. However, we still have significant credit risks as our customers currently tend to consolidate by mergers or acquisitions, which could impact their ability to pay.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 -15 years, or life of lease if shorter
Machinery, equipment and computer software	3 - 7 years

Property, plant and equipment consists of the following:

	July 1, 2007	July 2, 2006
	(In thousands)
Property, plant and equipment:
Land	$200	$200
Buildings and improvements	16,273	14,672
Machinery and equipment	29,253	28,913
Computer software	8,927	8,486
Leasehold improvements	17,690	15,777
	72,343	68,048
Accumulated depreciation and amortization	(45,717)	(41,495)
	$26,626	$26,553

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

In the third quarter of the fiscal 2006, we recorded a non-cash impairment charge of approximately $7.0 million for the write-down of the goodwill related to our Wireless/OEM business segment purchased in connection with the Datum acquisition in October 2002. The impairment charge reflects changing business conditions in the wireless segment surrounding product pricing, gross margins, new product acceptance and the increasingly prevalent use of wireless technologies that do not require a frequency reference at the cell site, but receive the required synchronization references from central office. During the third quarter of fiscal 2006, there was an impairment indicator and we performed a goodwill impairment test on the Wireless/OEM business segment since the product pricing pressures and gross margin pressures discussed in prior quarters continued to decline in the third quarter of fiscal 2006 and we did not anticipate any improvement. For the same periods during fiscal 2007 and 2005, there were no impairment charges associated with goodwill.

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

Effect of Adoption of SFAS No. 123(R)

The application of SFAS No. 123(R) had the following effect on the reported amounts for the fiscal period ended July 2, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Year ended
	July 2, 2006
	As	SFAS 123R
	Reported	Adjustments
	(In thousands, except per share amounts)
Loss before income taxes and discontinued operations	$(1,671)	$(4,620)
Income tax benefit	814	1,709
Loss from continuing operations	$(857)	$(2,911)
Gain from discontinued operations, net of tax	921	—
Net income (loss)	$64	$(2,911)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.02)	$(0.06)
Earnings from discontinued operations	0.02	—
Net earnings (loss)	$—	$(0.06)
Weighted average shares outstanding—basic	45,913	45,913

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.02)	$(0.06)
Earnings from discontinued operations	0.02	—
Net earnings (loss)	$—	$(0.06)
Weighted average shares outstanding—diluted	46,791	46,791

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

Year ended
July 3, 2005
(In thousands, except per share amounts)
Net income, as reported	$18,195
Add: Stock-based employee compensation expense with respect to restricted stock awards included in reported net income, net of related tax effects	620
Less: Stock-based employee compensation expense determined under fair value based method for all awards (including the restricted stock), net of related tax effects	(6,131)
Pro forma net income	$12,684
Earnings (loss) per share—basic:
As reported	$0.40
Pro forma	$0.28
Earnings (loss) per share—diluted:
As reported	$0.39
Pro forma	$0.27

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$6,058	$(857)	$17,210
Gain from discontinued operations	242	921	985
Net income	$6,300	$64	$18,195

Shares (Denominator):
Weighted average common shares outstanding	46,208	46,080	45,654
Weighted average common shares outstanding subject to repurchase	(636)	(167)	(122)
Weighted average shares outstanding—basic	45,572	45,913	45,532
Weighted average dilutive share equivalents from stock options and warrants	609	824	1,282
Weighted average common shares dilutive subject to repurchase	208	54	122
Weighted average shares outstanding—diluted	46,389	46,791	46,936
Earnings per share—basic:
Earnings (loss) from continuing operations	$0.13	$(0.02)	$0.38
Earnings from discontinued operations	0.01	0.02	0.02
Net earnings	$0.14	$—	$0.40
Earnings per share—diluted:
Earnings (loss) from continuing operations	$0.13	$(0.02)	$0.37
Earnings from discontinued operations	0.01	0.02	0.02
Net earnings	$0.14	$—	$0.39

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

Note 2—Recent Accounting Pronouncements

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

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Timing Solutions Corporation and QoSmetrics S.A. acquisitions had taken place at the beginning of each fiscal year presented:

	Year ended
	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Net revenue	$211,368	$186,228

Net income (loss)	$5,648	$(3,148)

Earnings (loss) per share - basic:
Net income (loss)	$0.12	$(0.07)
Weighted average shares outstanding - basic	45,572	45,913

Earnings (loss) per share - diluted:
Net income (loss)	$0.12	$(0.07)
Weighted average shares outstanding - diluted	46,389	45,913

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

Note 4—Discontinued Operations

During the third quarter of fiscal 2007, we discontinued the operation of our Specialty Manufacturing/Other business segment.  Specialty Manufacturing/Other was part of our Telecommunications Solutions Division.  This has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2007, we recognized a $0.2 million gain, net of taxes, all of which was attributable to income from discontinued operations. For fiscal 2007, revenue and pre-tax profit attributable to this discontinued operation were $7.3 million and $0.4 million, respectively.

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

Note 9—Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the years ended July 1, 2007 and July 2, 2006 are as follows for our reportable segments:

	Wireline	Wireless/OEM	Timing, Test and Measurement	Quality of Experience Assurance	Total
	(In thousands)
Balances as of July 3, 2005	$27,917	$6,963	$14,368	$—	$49,248
Addition (see Note 3)	—	—	3,614	—	3,614
Impairment of goodwill	—	(6,963)	—	—	(6,963)
Balances as of July 2, 2006	$27,917	$—	$17,982	$—	$45,899
Additions (see Note 3)	—	—	2,105	6,702	8,807
Balances as of July 1, 2007	$27,917	$—	$20,087	$6,702	$54,706

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of July 1, 2007 and July 2, 2006 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$22,671	$15,515	$7,156
Customer lists, trademarks, other	3,973	2,929	1,044

Total as of July 2, 2006	$26,644	$18,444	$8,200

Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408

Total as of July 1, 2007	$40,315	$22,585	$17,730

The estimated future amortization expense is as follows:

Fiscal year:	(in thousands)

2008	$3,510
2009	3,106
2010	2,796
2011	2,581
2012	2,029
Thereafter	1,703

Total amortization (1)	$15,725

(1) Does not include $2.0 million of purchased technology where we have not yet determined the useful life.

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

For the intangibles related to Agilent Technologies’ Frequency and Timing Standards product line, the weighted-average amortization period in total is 8 years, 9 months. The weighted-average amortization period by major intangible asset class is as follows:

•                  Customer relationships – 10 years

•                  Developed technology – 9 years

•                  Backlog – less than 1 year

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

•                  Trade Names – 3 years, 9 months

QoSmetrics

Increases in intangible assets related to QoSmetrics included $1.3 million relating to customer relationships, $4.4 million relating to developed technology, and $1.5 million relating to trade names. The weighted-average amortization period in total is 5 years, 6 months.  The weighted-average amortization period by major intangible asset class is as follows:

•                  Customer relationships – 5 years, 6 months

•                  Developed technology – 5 years, 6 months

•                  Trade Names – 5 years, 6 months

Note 10—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$14,141	$(2,119)	$17,471
Foreign	(495)	448	1,817
Total	13,646	(1,671)	19,288

Provision for income taxes:

Current:
Federal	$1,320	$309	$821
State	116	(108)	191
Puerto Rico	322	445	847
Foreign	2,820	47	635
Total	4,578	693	2,494
Deferred:
Federal	3,724	(1,288)	(297)
State	(839)	(419)	210
Puerto Rico	96	200	(345)
Foreign	29	—	16
Total	3,010	(1,507)	(416)
Total provision (benefit)	$7,588	$(814)	$2,078

The tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$7,588	$(814)	$2,078
Discontinued operations	167	521	724
Total provision (benefit)	$7,755	$(293)	$2,802

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended,
	July 1, 2007	July 2, 2006	July 3, 2005
Federal statutory income tax (benefit) expense rate	35.0%	(35.0)%	35.0%
Federal tax benefit of Puerto Rico operations	(2.5)	(115.0)	(27.9)
Puerto Rico taxes	3.1	38.6	2.6
State income taxes, net of federal benefit	(5.7)	(33.1)	1.7
Taxes on QoSmetrics liquidation	25.0	—	—
Goodwill	—	99.7	—
Other	0.7	(4.1)	(0.6)
Effective income tax rate	55.6%	(48.9)%	10.8%

The principal components of deferred tax assets and liabilities are as follows:

	July 1, 2007	July 2, 2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,126	$23,315
Tax credit carryforwards	13,767	11,621
Reserves and accruals	4,798	6,759
Depreciation and amortization	13,916	12,719
	50,607	54,414
Valuation allowance	(2,822)	(2,822)
Total deferred tax assets	47,785	51,592
Deferred tax liabilities -
Unremitted Puerto Rico earnings	530	1,177
Net deferred tax assets	$47,255	$50,415

Net deferred tax assets are comprised of the following:

	July 1, 2007	July 2, 2006
	(In thousands)
Current assets	$4,798	$6,759
Non-current assets	42,791	44,275
Non-current liabilities	(334)	(619)
Net deferred tax assets	$47,255	$50,415

As of July 2, 2007, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $52.6 million, which will expire in years 2023 through 2025. We had California regular net operating loss carryforwards of approximately $5.2 million, which will expire in years 2013 through 2015.

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

Note 13—Long-Term Obligations

	July 1, 2007	July 2, 2006
	(In thousands)
Long-term obligations:
Deferred revenue	$1,089	$1,050
Capital lease	2,697	3,913
Lease loss accrual, net	86	145
Lease accrual	422	151
Conditional grant	136	—
Bond payable	2,405	2,405
Convertible subordinate notes (1)	120,000	120,000
Post-retirement benefits, net	262	292
Less—current maturities	(1,547)	(1,286)
Total	$125,550	$126,670

(1)  See Note 18 – Subsequent Events.

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

The following table details stock option and award activity for fiscal years 2007, 2006, and 2005:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2004	3,037	4,990	$5.88	—	$—	286	$4.82
Granted - options	(1,259)	1,259	8.04	—	—	—	—
Exercised	—	(1,619)	4.95	—	—	—	—
Vested	—	—	—	—	—	(145)	4.79
Canceled	305	(305)	6.70	—	—	(19)	6.29
Expired.	(69)	—	—	—	—	—	—
Balances at July 3, 2006	2,014	4,325	$6.81	—	$—	122	$4.63
Granted - options	(739)	739	9.03	—	—	—	—
Granted - restricted shares	(220)	—	—	—	—	220	9.31
Exercised	—	(402)	5.02	—	—	—	—
Vested	—	—	—	—	—	(122)	4.63
Canceled	263	(263)	9.30	—	—	(36)	9.42
Expired	(1)	—	—	—	—	—	—
Balances at July 2, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted - options	(1,212)	1,212	8.18	—	—	—	—
Granted - performance-based options	(295)	—	—	295	8.53	—	—
Granted - restricted shares	(725)	—	—	—	—	725	7.74
Exercised	—	(556)	4.95	—	—	—	—
Vested	—	—	—	—	—	(45)	8.37
Canceled	158	(158)	9.05	—	—	(20)	8.59
Expired.	(3)	—	—	—	—	—	—
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$8.03

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

	Year ended
	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$93,908	$80,636	$83,129
Wireless/OEM Products	26,672	23,893	27,723
Global Services	14,627	12,539	9,712
Timing, Test and Measurement Division	72,672	59,044	58,824
Quality of Experience Assurance Division	501	—	—
Total net revenue	$208,380	$176,112	$179,388
Cost of sales:
Telecom Solutions Division:
Wireline Products	$40,098	$35,931	$35,657
Wireless/OEM Products	19,515	18,703	19,516
Global Services	10,636	6,205	5,547
Timing, Test and Measurement Division	39,484	30,786	27,442
Quality of Experience Assurance Division	103	—	—
Other cost of sales*	3,542	5,975	3,899
Total cost of sales	$113,378	$97,600	$92,061
Gross profit:
Telecom Solutions Division:
Wireline Products	$53,810	$44,705	$47,472
Wireless/OEM Products	7,157	5,190	8,207
Global Services	3,991	6,334	4,165
Timing, Test and Measurement Division	33,188	28,258	31,382
Quality of Experience Assurance Division	398	—	—
Other cost of sales*	(3,542)	(5,975)	(3,899)
Total gross profit	$95,002	$78,512	$87,327

Gross margin:
Telecom Solutions Division:
Wireline Products	57.3%	55.4%	57.1%
Wireless/OEM Products	26.8%	21.7%	29.6%
Global Services	27.3%	50.5%	42.9%
Timing, Test and Measurement Division	45.7%	47.9%	53.3%
Quality of Experience Assurance Division	79.4%	NA	NA
Other cost of sales as percentage of total revenue*	(1.7)%	(3.4)%	(2.2)%
Total gross margin	45.6%	44.6%	48.7%

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

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended July 1, 2007 and July 2, 2006. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at			Balance at
	July 3,	Expense		July 2,
	2005	Additions	Payments	2006
	(in thousands)
Facilities (October 2002 to June 2003)	$544	$—	$(544)	$—
Lease loss accrual (fiscal 2004)	402	—	(148)	254
Total facilities	946	—	(692)	254
All other integration and restructuring changes (fiscal 2004)	700	—	(122)	578
All other integration and restructuring changes (fiscal 2006)	—	1,154	(1,154)	—
Total	$1,646	$1,154	$(1,968)	$832

	Balance at			Balance at
	July 2,	Expense		July 1,
	2006	Additions	Payments	2007
	(in thousands)
Lease loss accrual (fiscal 2004)	$254	$—	$(109)	$145
All other integration and restructuring changes (fiscal 2004)	578	—	(96)	482
All other integration and restructuring changes (fiscal 2007)	—	773	(773)	—
Total	$832	$773	$(978)	$627

The accrued balance of the $0.1 million lease loss accrual for facilities as of July 1, 2007 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $1.0 million for the QoSmetrics acquisition.

Note 18—Subsequent Events

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing our $120.0 million principal amount of 3.25% Senior Contingent Convertible Subordinated Notes due 2025.  The notice states that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violates certain provisions of the indenture.  The acceleration letter declares that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, are immediately due and payable.  This notice of acceleration relates to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the SEC violates provisions of the indenture.  We believe we are not in default under the indenture.  We also believe that no event of default entitling holders to accelerate has occurred with respect to the notes.  We believe the indenture requires us to provide to the trustee, copies of the reports we are required to file with the SEC, such as our quarterly and annual reports, within 15 days of filing such reports with the SEC rather than the date such reports are due to be filed with the SEC.

Note 19— Restatement of Consolidated Financial Statements

Correction of an error related to presentation of purchases and maturities of short- term investments (“Adjustment #1”)

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Consolidated Statements of Cash Flows have been corrected to present the gross activity for the years ended July 2, 2006, and July 3, 2005.

Correction of an error in accounting for accrued liabilities related to inventory receipts (“Adjustment #2”)

Subsequent to the issuance of the Company’s financial statements for the year ended July 1, 2007, our Audit Committee of the Board of Directors, following a review initiated by our Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that there were errors in accounting for accrued liabilities related to inventory receipts and our financial statements for the fiscal years and interim periods from the fiscal year ended June 30, 2002 through fiscal year ended July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007. As a result, accounts payable balances, cost of sales, income tax provision (benefit), deferred tax assets and retained earnings for the periods affected have been restated.  In addition, the segment information has been adjusted to reflect changes to cost of sales and gross profit.

The cumulative effect of the error on retained earnings as of June 27, 2004 was $437,000.  The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheets as of  July 1, 2007 and July 2, 2006 and its consolidated statements of operations and cash flows for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005.

	As of July 1, 2007			As of July 2, 2006
	As Previously	Adjustment	As	As Previously	Adjustment	As
	Reported	#2	Restated	Reported	#2	Restated
		(In thousands)			(In thousands)
Consolidated Balance Sheet Data:
Deferred taxes and other assets	$46,152	$(92)	$46,060	$48,405	$23	$48,428
Total assets	409,279	(92)	409,187	392,418	23	392,441
Accounts payable	13,197	(248)	12,949	13,359	62	13,421
Total current liabilities	47,215	(248)	46,967	40,568	62	40,630
Total liabilities	173,099	(248)	172,851	167,857	62	167,919
Retained earnings	48,707	156	48,863	42,602	(39)	42,563
Total stockholders’ equity	236,180	156	236,336	224,561	(39)	224,522
Total liabilities and stockholders’ equity	409,279	(92)	409,187	392,418	23	392,441

	Year ended July 1, 2007			Year ended July 2, 2006			Year ended July 3, 2005
	As Previously	Adjustment	As	As Previously	Adjustment	As	As previously	Adjustment	As
	Reported	#2	Restated	Reported	#2	Restated	Reported	#2	Restated
	(In thousands, except per share amounts)			(In thousands, except per share amounts)			(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$208,380	$—	$208,380	$176,112	$—	$176,112	$179,388	$—	$179,388
Gross profit	94,692	310	95,002	79,710	(1,198)	78,512	86,884	443	87,327
Operating income (loss)	8,928	310	9,238	(2,968)	(1,198)	(4,166)	17,737	443	18,180
Income tax provision (benefit)	7,473	115	7,588	(371)	(443)	(814)	1,914	164	2,078
Net income	6,105	195	6,300	819	(755)	64	17,916	279	18,195
Basic net earnings per share	0.13	0.01	0.14	0.02	(0.02)	—	0.39	0.01	0.40
Diluted net earnings per share	0.13	0.01	0.14	0.02	(0.02)	—	0.38	0.01	0.39

	Year ended July 1, 2007
	As Previously	Adjustment		Adjustment	As
	Reported	#1 *	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:

Net income	$6,105	$—	$6,105	$195	$6,300
Deferred income taxes	1,916	—	1,916	115	2,031
Accounts payable	(525)	—	(525)	(310)	(835)
Net cash provided by operating activities	20,701	—	20,701	—	20,701

Purchases of short-term investments	(225,368)	—	(225,368)	—	(225,368)
Maturities of short-term investments	193,603	—	193,603	—	193,603
Net cash used for investing activities	(62,280)	—	(62,280)	—	(62,280)

	Year ended July 2, 2006
	As Previously	Adjustment		Adjustment	As
	Reported	#1 *	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:

Net income	$819	$—	$819	$(755)	$64
Deferred income taxes	(1,693)	—	(1,693)	(443)	(2,136)
Accounts payable	675	—	675	1,198	1,873
Net cash provided by operating activities	19,339	—	19,339	—	19,339

Purchases of short-term investments	(77,726)	(97,699)	(175,425)	—	(175,425)
Maturities of short-term investments	60,650	97,699	158,349	—	158,349
Net cash used for investing activities	(34,551)	—	(34,551)	—	(34,551)

	Year ended July 3, 2005
	As Previously	Adjustment		Adjustment	As
	Reported	#1 *	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:

Net income	$17,916	$—	$17,916	$279	$18,195
Deferred income taxes	(3,368)	—	(3,368)	164	(3,204)
Accounts payable	(2,688)	—	(2,688)	(443)	(3,131)
Net cash provided by operating activities	27,176	—	27,176	—	27,176

Purchases of short-term investments	(83,478)	(51,256)	(134,734)	—	(134,734)
Maturities of short-term investments	7,460	51,256	58,716	—	58,716
Net cash used for investing activities	(77,507)	—	(77,507)	—	(77,507)

(*) This correction was made in the original filing of the financial statements on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

As disclosed in the Explanatory Note on page 3 of this Form 10-K/A and in Note 19 of our consolidated financial statements included in this Form 10-K/A, the Audit Committee of the Board of Directors of the Company,

following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, the Company’s financial statements for the fiscal years and interim periods from the fiscal year ended June 30, 2002 through its fiscal year ended July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007 should no longer be relied upon.  These errors were due to a design deficiency in the reconciliation and review process. To correct this material weakness in the internal control environment, management is in the process of instituting changes in its controls and procedures to ensure that the accrued receipts account is properly reconciled and reviewed in the future.

Evaluation of Disclosure Controls and Procedures

On August 31, 2007 we filed Form 10-Q/A to amend our Form 10-Q for the quarter ended March 31, 2007, to correct a misstatement in our original filing. In that Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness in our control environment existed during the fourth quarter of fiscal 2007 and was not discovered until after July 1, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2007.   Additionally, in connection with the filing of this Form 10-K/A, we carried out a re-evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the results of the initial assessment and the re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2007 because of the material weakness described above and the previously disclosed material weakness described in the Form 10-Q/A for the quarter ended March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for instituting a new process in our accounting procedures to help ensure the completeness and accuracy of the recording of expenses for outsourced labor. This was done to address a material weakness identified by management in the fourth quarter of 2007 that led us to restate our second quarter results, and file a Form 10-Q/A to amend our Form 10-Q for the quarter ended December 31, 2006.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of July 1, 2007, because of material weaknesses involving the insufficient review of significant and unusual transactions relating to accounting for income taxes and errors in accounting for accrued liabilities related to inventory receipts.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Symmetricom, Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 1, 2007, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: insufficient review of significant and unusual transactions relating to accounting for income taxes and errors in accrued liabilities related to inventory receipts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended July 1, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of  July 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 1, 2007, of the Company and our report dated September 25, 2007, except for Notes 18 and Note 19 for which the dates are May 7, 2008 and June 17, 2008, respectively, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 25, 2007 and June 17, 2008 as to the effects of the material weakness for errors in accrued liabilities relating to inventory.

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)  Financial Statements and Financial Statement Schedule

1.   Financial Statements.   Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.   Financial Statement Schedules.   The following financial statement schedule of Symmetricom for the years ended July 1, 2007, July 2, 2006, and July 3, 2005, is filed as part of this report on Form 10-K/A and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

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

14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s current report on Form 8-K filed August 10, 2005).

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended July 1, 2007, filed on September 25, 2007).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference from the signature page to the Registrant’s annual report on Form 10-K filed on September 25, 2007).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                               Management contract or compensatory plan or arrangement

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions (1)	End of Year
Year ended July 1, 2007:
Accrued warranty expense	$3,547	$2,300	$2,473	$3,374
Allowance for doubtful accounts	$888	$349	$130	$1,107
Allowance for excess and obsolete inventory	$4,916	$1,705	$2,089	$4,532
Year ended July 2, 2006:
Accrued warranty expense	$3,338	$2,886	$2,677	$3,547
Allowance for doubtful accounts	$874	$173	$159	$888
Allowance for excess and obsolete inventory	$4,913	$1,743	$1,740	$4,916
Year ended July 3, 2005:
Accrued warranty expense	$3,194	$2,546	$2,402	$3,338
Allowance for doubtful accounts	$763	$295	$184	$874
Allowance for excess and obsolete inventory	$5,617	$934	$1,638	$4,913

 (1)          Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: June 17, 2008	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS W. STEIPP	Chief Executive Officer (Principal	June 17, 2008
Thomas W. Steipp	Executive Officer) and Director

	Executive Vice President Finance and	June 17, 2008
Administration, Chief Financial
/s/ WILLIAM SLATER	Officer, and Secretary
William Slater	(Principal Financial and
Accounting Officer)

/s/ *	Chairman of the Board	June 17, 2008
Robert T. Clarkson

/s/ *	Director	June 17, 2008
Alfred Boschulte

/s/ *	Director	June 17, 2008
James Chiddix

/s/ *	Director	June 17, 2008
Elizabeth A. Fetter

/s/ *	Director	June 17, 2008
Robert M. Neumeister Jr.

/s/ *	Director	June 17, 2008
Richard W. Oliver

/s/ *	Director	June 17, 2008
Richard N. Snyder

/s/ *	Director	June 17, 2008
Robert J. Stanzione

*By: /s/ William Slater	Attorney in-Fact	June 17, 2008
William Slater