Form 10-Q/A
period 2007-09-30
SYMMETRICOM INC
filed 2008-06-17
CIK 82628

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding
Class	as of October 31, 2007
Common Stock	45,980,380

SYMMETRICOM, INC.
FORM 10-Q/A
INDEX

Explanatory Note

Symmetricom, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for its fiscal quarterly period ended September 30, 2007, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on November 9, 2007 (the “Original Filing”), to amend and restate its condensed consolidated balance sheet as of September 30, 2007 and October 1, 2006 and the condensed consolidated statements of operations and cash flows for the three-month period ended October 1, 2006.  In connection with the restatement, we reevaluated the effectiveness of our controls and procedures and, accordingly, include revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”

Subsequent to the original filing, on April 17, 2008, the Audit Committee of the Board of Directors, following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, our financial statements for the fiscal years and interim periods from the fiscal year ended June 30, 2002 through fiscal year ended July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007 should no longer be relied upon.  The restatement corrects accounts payable balances, cost of sales, income tax provision (benefit) and related non-current deferred tax assets and retained earnings for the periods affected.  The cumulative impact to retained earnings for fiscal years 2002 through 2007 was an increase of approximately $0.2 million, with no impact on net income in the first quarter of fiscal 2008.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. The following items have been amended as a result of the restatement:

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including our Form 10-K/A for fiscal year ended July 1, 2007, which we are filing concurrently with this Amended Report, as well as our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 30,	July 1,
	2007	2007
	(As Restated, See Note 15)

ASSETS

Current assets:
Cash and cash equivalents	$52,074	$37,587
Short-term investments	120,581	138,559
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $1,107	31,126	37,368
Inventories, net	41,851	38,957
Note receivable from employee	500	500
Prepaids and other current assets	14,538	11,094
Total current assets	260,670	264,065
Property, plant and equipment, net	26,319	26,626
Goodwill	54,657	54,706
Other intangible assets, net	16,771	17,730
Deferred taxes and other assets	40,435	46,060
Total assets	$398,852	$409,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,348	$12,949
Accrued compensation	13,408	13,936
Accrued warranty	3,679	3,374
Other accrued liabilities	11,026	15,161
Current maturities of long-term obligations	1,599	1,547
Total current liabilities	40,060	46,967
Long-term obligations	125,940	125,550
Deferred income taxes	784	334
Total liabilities	166,784	172,851
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,429 shares issued and 46,024 shares outstanding at September 30, 2007; 48,959 shares issued and 46,528 outstanding at July 1, 2007	183,678	187,070
Accumulated other comprehensive income	167	403
Retained earnings	48,223	48,863
Total stockholders’ equity	232,068	236,336
Total liabilities and stockholders’ equity	$398,852	$409,187

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
		(As Restated, See Note 15)

Net revenue	$50,735	$47,260
Cost of products and services	28,027	24,372
Amortization of purchased technology	805	740
Integration and restructuring charges	3	—
Gross profit	21,900	22,148
Operating expenses:
Research and development	7,286	4,774
Selling, general and administrative	15,516	13,351
Amortization of intangibles	260	117
Integration and restructuring charges	293	—
Operating income (loss)	(1,455)	3,906
Interest income	2,210	2,367
Interest expense	(1,195)	(1,220)
Income (loss) before income taxes and discontinued operations	(440)	5,053
Income tax provision (benefit)	(129)	1,675
Income (loss) from continuing operations	(311)	3,378
Gain from discontinued operations, net of tax	68	474
Net income (loss)	$(243)	$3,852

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(0.01)	$0.07
Gain from discontinued operations	—	0.01
Net income (loss)	$(0.01)	$0.08
Weighted average shares outstanding—basic	45,474	45,540

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(0.01)	$0.07
Gain from discontinued operations	—	0.01
Net income (loss)	$(0.01)	$0.08
Weighted average shares outstanding—diluted	45,474	46,163

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
		(As Restated, See Note 15)
Cash flows from operating activities:
Net income (loss)	$(243)	$3,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,537	2,117
Deferred income taxes	(551)	1,150
Stock-based compensation	1,587	1,136
Stock option excess income tax benefit	(1)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,242	917
Inventories	(2,894)	(1,847)
Prepaids and other assets	(1,392)	(1,862)
Accounts payable	(2,741)	(167)
Accrued compensation	(528)	1,031
Other accrued liabilities	1,079	1,185
Net cash provided by operating activities	3,095	7,512
Cash flows from investing activities:
Purchases of short-term investments	(24,364)	(44,749)
Maturities of short-term investments	42,229	49,718
Purchases of plant and equipment	(1,025)	(1,054)
Purchased technology related costs	(36)	—
Net cash provided by investing activities	16,804	3,915
Cash flows from financing activities:
Repayment of long-term obligations	(338)	(291)
Proceeds from issuance of common stock	47	520
Stock option excess income tax benefit	1	99
Repurchase of common stock	(4,944)	(2,013)
Net cash used for financing activities	(5,234)	(1,685)
Effect of exchange rate changes in cash	(178)	(17)
Net increase in cash and cash equivalents	14,487	9,725
Cash and cash equivalents at beginning of period	37,587	82,193
Cash and cash equivalents at end of period	$52,074	$91,918
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(58)	$63
Plant and equipment purchases included in accounts payable	516	470
Cash payments for:
Interest	75	245
Income taxes	734	442

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of the Company included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K/A for the year ended July 1, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 29, 2008.

The condensed consolidated balance sheet as of July 1, 2007 has been derived from the audited and restated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

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

Note 3. Income Taxes

On July 2, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 , which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had the following impact on our financial statements:

•       increased goodwill by $0.1 million;

•         decreased long-term assets (non-current deferred tax assets) by $4.1 million;

•         increased long-term obligations by $0.7 million;

•         increased long-term deferred tax liabilities by $0.4 million;

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

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill has not changed significantly from the amounts disclosed in the Company’s Form 10-K/A for the fiscal year ended July 1, 2007.

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

Intangible asset amortization expense for the first quarter of fiscal 2008 and 2007 was approximately $1.1 million and $0.9 million, respectively.

Note 6. Long-term Obligations

Long-term obligations consist of:

	September 30,	July 1,
	2007	2007
	(In thousands)
Long-term obligations:
Convertible subordinated notes (1)	$120,000	$120,000
Capital lease	2,359	2,697
Bond payable	2,405	2,405
Deferred revenue	1,127	1,089
Lease accrual	492	422
Post-retirement benefits, net	257	262
Conditional grant	136	136
Lease loss accrual, net	73	86
Income tax (See Note 3)	690	—
Less—current maturities	(1,599)	(1,547)
Total	$125,940	$125,550

(1)   See Note 14 – Subsequent Events.

Note 7. Stockholders’ Equity

Stock Award Activity

For the three months ended September 30, 2007, we granted non performance-based options to purchase 489,000 shares of Symmetricom’s common stock, and awarded 480,000 shares of restricted stock.  Our right to repurchase restricted stock generally lapses over the same three-year term as the vesting period applicable to the stock options.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$7.98
Granted - options	(489)	489	5.23	—	—	—	—
Granted - restricted shares	(480)	—	—	—	—	480	5.17
Exercised	—	(10)	4.40	—	—	—	—
Vested	—	—	—	—	—	(121)	7.51
Canceled	201	(101)	8.76	(100)	8.53	(20)	7.74
Expired	—	—	—	—	—	—	—
Balances at September 30, 2007	2,172	5,275	$7.42	195	$8.53	1,183	$6.89

The total number of in-the-money options outstanding and exercisable as of September 30, 2007 was as follows:

		Weighted
		Average
		Remaining	Weighted	9/30/2007	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)

Outstanding at September 30, 2007	618	3.79	$4.07	$4.70	$0.63	$391

Exercisable at September 30, 2007	614	3.78	$4.07	$4.70	$0.63	$390

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

Note 8. Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the year ended July 1, 2007 and the three-month period ended September 30, 2007:

	Balance at			Balance at
	July 1,	Expense		September 30,
	2007	Additions	Payments	2007
	(in thousands)
Lease loss accrual (fiscal 2004)	$145	$—	$(11)	$134
All other integration and restructuring changes (fiscal 2004)	482	—	(3)	479
All other integration and restructuring changes (fiscal 2008)	—	296	(296)	—
Total	$627	$296	$(310)	$613

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

	Three Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands)

Net income (loss)	$(243)	$3,852
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(178)	(17)
Unrealized gain (loss) on investments	(58)	63
Other comprehensive income (loss)	(236)	46
Total comprehensive income (loss)	$(479)	$3,898

Note 10. Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive.

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations:

	Three Months Ended,
	September 30,	October 1,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(311)	$3,378
Gain from discontinued operations	68	474
Net income (loss)	$(243)	$3,852

Shares (Denominator):
Weighted average common shares outstanding	46,498	45,902
Weighted average common shares outstanding subject to repurchase	(1,024)	(362)
Weighted average shares outstanding - basic	45,474	45,540
Weighted average dilutive share equivalents from stock options and warrants	—	548
Weighted average common shares dilutive subject to repurchase	—	75
Weighted average shares outstanding - diluted	45,474	46,163
Net earnings per share - basic:
Earnings (loss) from continuing operations	$(0.01)	$0.07
Earnings from discontinued operations	—	0.01
Net earnings (loss)	$(0.01)	$0.08
Net earnings per share - diluted:
Earnings (loss) from continuing operations	$(0.01)	$0.07
Earnings from discontinued operations	—	0.01
Net earnings	$(0.01)	$0.08

The following common stock equivalents were excluded from the net earnings per share calculation as their effect would have been anti-dilutive:

	Three Months Ended,
	September 30, 2007	October 1, 2006
	(In thousands, except per share amounts)

Stock options and warrants	6,182	3,939
Common shares subject to repurchase	21	—
Total shares of common stock excluded from diluted net earnings per share calculation	6,203	3,939

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

For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit.

	Three Months Ended
	September 30,	October 1,
	2007	2006
	(in thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$20,515	$20,839
Wireless/OEM Products	5,538	8,429
Global Services	4,284	2,836
Timing, Test and Measurement Division	20,243	15,156
Quality of Experience Assurance Division	155	—
Total net revenue	50,735	47,260
Cost of sales:
Telecom Solutions Division:
Wireline Products	9,754	8,727
Wireless/OEM Products	3,686	6,125
Global Services	3,233	1,546
Timing, Test and Measurement Division	11,317	7,974
Quality of Experience Assurance Division	37	—
Other cost of sales*	808	740
Total cost of sales	28,835	25,112
Gross profit:
Telecom Solutions Division:
Wireline Products	10,761	12,112
Wireless/OEM Products	1,852	2,304
Global Services	1,051	1,290
Timing, Test and Measurement Division	8,926	7,182
Quality of Experience Assurance Division	118	—
Other cost of sales*	(808)	(740)
Total gross profit	$21,900	$22,148

Gross margin:
Telecom Solutions Division:
Wireline Products	52.5%	58.1%
Wireless/OEM Products	33.4%	27.3%
Global Services	24.5%	45.5%
Timing, Test and Measurement Division	44.1%	47.4%
Quality of Experience Assurance Division	76.1%	—%
Other cost of sales*	(1.6)%	(1.6)%
Total gross margin	43.2%	46.9%

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

Note 14. Subsequent Event

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

Note 15. Restatement of Consolidated Financial Statements

Correction of an error related to presentation of purchases and maturities of short- term investments (“Adjustment #1”)

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Consolidated Statements of Cash Flows have been corrected to present the gross activity for the three months ended October 1, 2006.

Correction of an error in accounting for accrued liabilities related to  inventory receipts (“Adjustment #2”)

Subsequent to the filing of the Company’s quarterly report on Form 10-Q with the SEC on November 9, 2007, the Audit Committee of the Board of Directors, following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, the related financial statements for the first quarter of fiscal 2008 ended September 30, 2007 should not be relied upon.  As a result, accounts payable balances, cost of sales, income tax provision (benefit), deferred tax assets and retained earnings have been restated.  In addition, the segment information has been adjusted to reflect the changes to cost of sales and gross profit.

The impact of the restatements on the consolidated balance sheet as of September 30, 2007 and the consolidated statements of operations and cash flows for the three-month period ended October 1, 2006 (the prior fiscal year quarter) are detailed in the tables below:

	As of September 30, 2007
	As Previously		As
	Reported	Adjustments #2	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Deferred taxes and other assets	$40,527	$(92)	$40,435
Total assets	398,944	(92)	398,852
Accounts payable	10,596	(248)	10,348
Current liabilities	40,308	(248)	40,060
Total liabilities	167,032	(248)	166,784
Retained earnings	48,067	156	48,223
Stockholders’ equity	231,912	156	232,068
Total liabilities and stockholders’ equity	398,944	(92)	398,852

	Three Months Ended October 1, 2006
	As Previously		As
	Reported	Adjustments #2	Restated
	(In thousands)
Consolidated Statement of Operations Data:
Net revenue	$47,260	$—	$47,260
Cost of products and services	24,461	(89)	24,372
Gross profit	22,059	89	22,148
Operating income	3,817	89	3,906
Income tax provision	1,642	33	1,675
Income (loss) from continuing operations	3,322	56	3,378
Net income	3,796	56	3,852

	Three Months Ended October 1, 2007
	As Previously	Adjustment		Adjustment	As
	Reported	#1 *	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net income	$3,796	$—	$3,796	$56	$3,852
Deferred income taxes	1,117	—	1,117	33	1,150
Accounts payable	(78)	—	(78)	(89)	(167)
Net cash provided by operating activities	7,512	—	7,512	—	7,512

Purchases of short-term investments	(12,917)	(31,832)	(44,749)	—	(44,749)
Maturities of short-term investments	17,886	31,832	49,718	—	49,718
Net cash used for investing activities	3,915	—	3,915	—	3,915

* This correction was made in the original filing of the financial statements on Form 10-Q.

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing, including our Form 10-K/A for our fiscal year ended July 1, 2007, which we are filing concurrently with this Amended Report, as well as any Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements discussed in Note 15, “Restatement of Previously Issued Financial Statements,” of the Notes to Condensed Consolidated Financial Statements, and should be read together with the condensed consolidated financial statements and related notes included elsewhere in this report. The restatement corrects account payable balances, cost of sales, income tax provision (benefit) and related non-current deferred tax assets and statement of cash flows for the periods affected.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, the tax treatment of the restructuring of our Puerto Rico subsidiary, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, expenses related to the restatement of our financial statements and the risks set forth below  in Part II. Item 1A,  “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. With the exception of the below paragraph that discusses the impact of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on our critical accounting policy and estimates for accounting for income taxes, we believe that there have been no significant changes during the three months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended July 1, 2007.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 30, 2007 and October 1, 2006:

	Three Months Ended
	September 30,	October 1,
	2007	2006

Net revenue
Telecom Solutions Division:
Wireline Products	40.4%	44.1%
Wireless/OEM Products	10.9%	17.8%
Global Services	8.4%	6.0%
Timing, Test and Measurement Division	39.9%	32.1%
Quality of Experience Assurance Division	0.4%	—%
Total net revenue	100.0%	100.0%

Cost of products and services	55.2%	51.5%
Amortization of purchased technology	1.6%	1.6%
Integration and restructuring charges	—%	—%
Gross profit	43.2%	46.9%
Operating expenses:
Research and development	14.4%	10.1%
Selling, general and administrative	30.6%	28.3%
Amortization of intangibles	0.5%	0.2%
Integration and restructuring charges	0.6%	—%
Income (loss) from operations	(2.9)%	8.3%
Interest income	4.4%	5.0%
Interest expense	(2.4)%	(2.6)%
Income (loss) before income taxes	(0.9)%	10.7%
Income tax provision (benefit)	(0.3)%	3.5%
Income (loss) from continuing operations	(0.6)%	7.1%
Gain from discontinued operations, net of tax	0.1%	1.0%
Net income (loss)	(0.5)%	8.2%

Net Revenue:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Net Revenue (in thousands):
Wireline Products	$20,515	$20,839	$(324)	(1.6)%
Wireless/OEM Products	5,538	8,429	(2,891)	(34.3)
Global Services	4,284	2,836	1,448	51.1
Timing, Test and Measurement Division	20,243	15,156	5,087	33.6
Quality of Experience Assurance Division	155	—	155	100.0
Total Net Revenue	$50,735	$47,260	$3,475	7.4%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2008, net revenue increased by $3.5 million to $50.7 million from $47.3 million in the corresponding quarter of fiscal 2007.  This increase was primarily attributable to a $5.1 million or 33.6% increase in revenue from Timing, Test and Measurement Division due to the Timing Solutions Corporation products acquired on October 2, 2006 and higher sales of products to the Government for communication programs in the intelligence community, the Air Force and the Coast Guard. In addition, revenues from the Global Services segment increased by $1.4 million or 51.1% primarily due to installation services at Verizon Communications Inc.  Wireless/OEM Products revenue decreased by $2.9 million or 34.3% compared to the corresponding quarter in fiscal 2007 due to a reduction in purchases from major OEM customers. In the first quarter of fiscal 2008, Wireline revenue had a relatively slight decline of 1.6% compared to the same period in prior year. As stated in the Fiscal Year 2008 Outlook in our Form 10-K/A for the fiscal year ended July 1, 2007, we do not expect substantial orders from two large customers in the first half of fiscal 2008, which will cause our revenue to be below the level in the second half of fiscal 2007. We expect orders from these two large customers to increase in the second half of fiscal 2008, as the calendar 2008 capital expenditure budgets for these customers are approved.  Revenue for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.2 million for the first quarter of fiscal 2008.

Gross Profit:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Gross Profit (in thousands):
Wireline Products	$10,761	$12,112	$(1,351)	(11.2)%
Wireless/OEM Products	1,852	2,304	(452)	(19.6)
Global Services	1,051	1,290	(239)	(18.5)
Timing, Test and Measurement Division	8,926	7,182	1,744	24.3
Quality of Experience Assurance Division	118	—	118	100.0
Other cost of sales	(808)	(740)	(68)	9.2
Total Gross Profit	$21,900	$22,148	$(248)	(1.1)%
Percentage of Revenue	43.2%	46.9%

Gross profit in the first quarter of fiscal 2008 decreased by $0.2 million or 1.1% compared to the corresponding quarter of fiscal 2007.  Gross profit for Wireline Products decreased by $1.4 million or 11.2%, which is greater than the revenue decrease of 1.6%, primarily due to higher sales volume for major projects in Asia that are at lower margins. Gross profit for the Wireless/OEM Products decreased by $0.5 million or 19.6%, which was lower than the revenue decrease of 34.3% for the same period due primarily to increased prices and a more favorable product mix. Gross profit for Global Services decreased $0.2 million or 18.5%, as compared to the 51.1% revenue increase for the same period due to large volume increases in installation services that are at a lower margin.  Gross profit for the Timing, Test and Measurement Division increased by $1.7 million or 24.3%, which was lower than the revenue increase of 33.6% for the same period due primarily to volume increases for Timing Solutions Corporation products that are at lower margins. Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.1 million.

Other cost of sales increased $0.1 million or 9.2% due primarily to additional amortization of purchased technology related to the acquisitions of Timing Solutions Corporation on October 2, 2006 and QoSmetrics, which formed our Quality of Experience Assurance Division, on January 2, 2007.

Operating Expenses

Research and Development Expense:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Research and development expense (in thousands)	$7,286	$4,774	$2,512	52.6%
Percentage of Revenue	14.4%	10.1%

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

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Selling, general and administrative (in thousands)	$15,516	$13,351	$2,165	16.2%
Percentage of Revenue	30.6%	28.3%

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

Amortization of intangibles:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Amortization of intangibles (in thousands)	$260	$117	$143	122.2%
Percentage of Revenue	0.5%	0.2%

Amortization of intangibles increased by 122.2% to $0.3 million during the first quarter of fiscal 2008 compared to $0.1 million during the corresponding quarter of fiscal 2007 due to the acquisitions of Timing Solutions Corporation and QoSmetrics that both occurred subsequent to the first quarter of fiscal 2007.

Integration and restructuring charges:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Integration and restructuring charges (in thousands)	$293	$—	$293	100.0%
Percentage of Revenue	0.6%	—%

Administrative related integration and restructuring charges of $0.3 million were incurred in the first quarter of fiscal 2008, all related to the QoSmetrics acquisition.

Income Taxes:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Income tax provision (benefit) (in thousands)	$(129)	$1,675	$(1,804)	(107.7)%
Percentage of Revenue	(0.3)%	3.5%

Our income tax benefit was $0.1 million in the first quarter of fiscal 2008, compared to an income provision of $1.7 million in the corresponding quarter of fiscal 2007.  Our effective tax rate in the first quarter of fiscal 2008 was 29.3%, compared to an effective tax rate of 33.1% in the corresponding period of fiscal 2007.

Gain from discontinued operations, net of tax:

	Three months ended
	September 30, 2007	October 1, 2006	$ Change	% Change

Gain from discontinued operations, net of tax (in thousands)	$68	$474	$(406)	(85.7)%
Percentage of Revenue	0.1%	1.0%

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

Liquidity and Capital Resources

As of September 30, 2007, working capital was $220.6 million compared to $217.1 million as of July 1, 2007. Cash and cash equivalents as of September 30, 2007 increased to $52.1 million from $37.6 million as of July 1, 2007. This increase was primarily the result of a decrease in accounts receivable and an increase in maturities of short-term investments. Short-term investments decreased from $138.6 million as of July 1, 2007 to $120.6 million as of September 30, 2007. This decrease was attributable primarily to an increase in maturities of short-term investments during the first 3 months of fiscal 2008.

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

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of interest of 3.25%, which would have no interest rate risk impact to our business.

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

Item 4. Controls and Procedures

As disclosed in the Explanatory Note of this Amended Report and in Note 15 to our condensed consolidated financial statements included in this Amended Report, the Audit Committee of our Board of Directors, following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, the Company’s financial statements for the first quarter of fiscal 2008 ended September 30, 2007should no longer be relied upon.  This was due to a design deficiency in the reconciliation and review process. To correct this material weakness in the internal control environment, management is in the process of instituting changes in its controls and procedures to ensure that the accrued receipts account is properly reconciled and reviewed in the future.

Evaluation of Disclosure Controls and Procedures

Concurrently with the filing of this Amended Report, we filed an amendment to our Form 10-K for the fiscal year ended July 1, 2007 to correct misstatements in our original filings for fiscal years 2002 through 2007. In that Form 10-K/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness in our control environment existed during the first quarter of fiscal 2008 and was not discovered until after September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, Financial Statements—Note 12—Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for our fiscal year ended July 1, 2007. The risks discussed in our Annual Report on Form 10-K/A could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended September 30 , 2007:

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

SYMMETRICOM, INC.
(Registrant)

DATE: June 17, 2008	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: June 17, 2008	By:	/s/ WILLIAM SLATER
William Slater
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)