Form 10-Q
period 2007-12-30
SYMMETRICOM INC
filed 2008-06-17
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of May 31, 2008
Common Stock	44,940,883

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	December 30,	July 1,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$69,695	$37,587
Short-term investments	92,409	138,559
Accounts receivable, net of allowance for doubtful accounts of $988 and $1,107	32,920	37,368
Inventories, net	44,477	38,957
Note receivable from employee	500	500
Prepaids and other current assets	14,380	11,094
Total current assets	254,381	264,065
Property, plant and equipment, net	25,389	26,626
Goodwill	54,657	54,706
Other intangible assets, net	17,096	17,730
Deferred taxes and other assets	40,434	46,060
Total assets	$391,957	$409,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,231	$12,949
Accrued compensation	13,616	13,936
Accrued warranty	3,629	3,374
Other accrued liabilities	11,246	15,161
Current maturities of long-term obligations	4,057	1,547
Total current liabilities	38,779	46,967
Long-term obligations	123,397	125,550
Deferred income taxes	784	334
Total liabilities	162,960	172,851
Commitments and contingencies (Notes 7 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,392 shares issued and 44,973 shares outstanding at December 30, 2007; 48,959 shares issued and 46,528 outstanding at July 1, 2007	180,328	187,070
Accumulated other comprehensive income	230	403
Retained earnings	48,439	48,863
Total stockholders’ equity	228,997	236,336
Total liabilities and stockholders’ equity	$391,957	$409,187

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		As Restated, See Note 16		As Restated, See Note 16
Net revenue	$48,843	$51,762	$99,578	$99,022
Cost of products and services	26,022	29,133	54,049	53,528
Amortization of purchased technology	861	835	1,666	1,575
Integration and restructuring charges	164	78	167	78
Gross profit	21,796	21,716	43,696	43,841
Operating expenses:
Research and development	6,587	4,941	13,873	9,715
Selling, general and administrative	15,531	13,914	31,047	27,242
Acquired in-process research and development	—	518	—	518
Amortization of intangible assets	233	143	493	260
Integration and restructuring charges	7	—	300	—
Operating income (loss)	(562)	2,200	(2,017)	6,106
Gain on sale of asset (Note 15)	700	—	700	—
Loss, other than temporary, on short-term investments	(620)	—	(620)	—
Interest income	2,147	2,396	4,357	4,763
Interest expense	(1,185)	(1,214)	(2,380)	(2,434)
Income before income taxes	480	3,382	40	8,435
Income tax provision	279	881	150	2,556
Income (loss) from continuing operations	201	2,501	(110)	5,879
Gain from discontinued operations, net of tax	15	260	83	734
Net income (loss)	$216	$2,761	$(27)	$6,613

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$—	$0.05	$—	$0.13
Gain from discontinued operations	—	0.01	—	0.02
Net income (loss)	$—	$0.06	$—	$0.15
Weighted average shares outstanding—basic	44,532	45,552	45,013	45,546

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$—	$0.05	$—	$0.13
Gain from discontinued operations	—	0.01	—	0.01
Net income (loss)	$—	$0.06	$—	$0.14
Weighted average shares outstanding—diluted	44,919	46,503	45,013	46,374

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2007	2006
		As Restated, See Note 16
Cash flows from operating activities:
Net income (loss)	$(27)	$6,613
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Expensed in-process research and development	—	518
Depreciation and amortization	5,199	4,517
Deferred income taxes	(847)	2,146
Stock-based compensation	2,615	2,547
Stock option excess income tax benefit	(1)	—
Non-cash loss from short-term investments	620	—
Gain on sale of asset	(700)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	4,448	(1,994)
Inventories	(5,520)	(1,196)
Prepaids and other assets	78	(2,435)
Accounts payable	(6,420)	(2,764)
Accrued compensation	(320)	1,349
Other accrued liabilities	1,509	196
Net cash provided by operating activities	634	9,497
Cash flows from investing activities:
Purchases of short-term investments	(25,254)	(96,047)
Maturities of short-term investments	70,304	89,046
Purchases of plant and equipment	(2,101)	(2,253)
Purchased technology related costs	(1,455)	—
Acquisition and related costs, net of cash acquired	—	(6,603)
Net cash provided by (used for) investing activities	41,494	(15,857)
Cash flows from financing activities:
Repayment of long-term obligations	(683)	(586)
Proceeds from issuance of common stock	139	1,216
Stock option excess income tax benefit	1	293
Repurchase of common stock	(9,340)	(2,013)
Net cash used for financing activities	(9,883)	(1,090)
Effect of exchange rate changes in cash	(137)	51
Net increase (decrease) in cash and cash equivalents	32,108	(7,399)
Cash and cash equivalents at beginning of period	37,587	82,193
Cash and cash equivalents at end of period	$69,695	$74,794
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(36)	$116
Plant and equipment purchases included in accounts payable	88	800
Cash payments for:
Interest	$2,092	$2,145
Income taxes	1,310	954

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K/A for the year ended July 1, 2007 filed concurrently herewith. The results of operations for the three and six months ended December 30, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 29, 2008.

The condensed consolidated balance sheet as of July 1, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning June 30, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our consolidated financial statements.

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

During the first six months of fiscal 2008, we recognized a gain of approximately $0.1 million, net of taxes, attributable to discontinued operations, and primarily due to the collection of a fully reserved receivable.

Note 3. Income Taxes

On July 2, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

As of July 2, 2007, we had $14.6 million of unrecognized tax benefits of which $8.4 million, if recognized, would affect our effective tax rate. We also had $4.1 million of unrecognized tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

Our policy is to include interest and penalties, when material, related to unrecognized tax benefits in income tax expense. As of July 2, 2007 we had no accrued interest related to uncertain tax positions on our condensed consolidated balance sheet.

We file income tax returns in the United States and a number of U.S. state and foreign jurisdictions.  The tax years ended June 2002 forward remain open to examination by the major taxing jurisdictions in which we operate which include the U.S., California, Puerto Rico, and Germany.  We are not currently under examination by any income tax authority.

As of December 30, 2007, we had $14.6 million of liabilities from unrecognized tax benefits that are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations and credits that may be available to reduce taxes. There were no material changes related to activities during the first six months of fiscal 2008. At December 30, 2007, we had no accrued interest related to uncertain tax positions on our balance sheet.

Note 4. Short-term Investments

Components of short-term investments were as follows:

	December 30,	July 1,
	2007	2007
	(In thousands)
Asset backed securities	$40,296	$40,935
Corporate securities	37,768	44,247
Other investments	7,098	7,515
Mutual funds	3,676	3,095
Government securities	3,571	16,979
Commercial paper	—	15,456
Auction rate securities	—	10,332
	$92,409	$138,559

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value which was to mature on March 13, 2008. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment.  Since the date of purchase, the entity issuing the commercial paper was declared insolvent and entered receivership.  On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom is one.  Our investment manager determined fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is a commonly used index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, as of December 30, 2007, Symmetricom recognized a loss of $0.6 million related to this investment.

Note 5. Inventories

Components of inventories were as follows:

	December 30,	July 1,
	2007	2007
	(In thousands)
Raw materials	$19,804	$16,699
Work-in-process	10,773	12,250
Finished goods	13,900	10,008
	$44,477	$38,957

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill has not changed significantly from the amounts disclosed in the Company’s Form 10-K/A for the fiscal year ended July 1, 2007.

Other Intangible Assets

Other intangible assets as of December 30, 2007 and July 1, 2007 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408
Balances as of July 1, 2007	$40,315	$22,585	$17,730

Purchased technology	$31,952	$19,637	$12,315
Customer lists, trademarks, other	9,917	5,136	4,781
Balances as of December 30, 2007	$41,869	$24,773	$17,096

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)

2008 (remaining six months)	$2,170
2009	4,271
2010	3,952
2011	2,959
2012	2,041
Thereafter	1,703
Total amortization	$17,096

During the first quarter of fiscal 2008, we determined that the weighted-average amortization period for $2.0 million of developed technology purchased in the fourth quarter of fiscal 2007 was three years.  An additional $1.2 million of purchase and development costs related to this intangible asset, including $1.0 million contingent consideration under the original terms of the agreement, was recorded in the second quarter of fiscal 2008 and amortization began in the same quarter.

Intangible asset amortization expense for the first six months of fiscal 2008 and 2007 was $2.2 million and $1.8 million, respectively.

Note 7. Long-term Obligations

Long-term obligations consist of:

	December 30,	July 1,
	2007	2007
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$120,000	$120,000
Capital lease	2,015	2,697
Bond payable	2,405	2,405
Deferred revenue	1,332	1,089
Lease accrual	563	422
Post-retirement benefits, net	253	262
Conditional grant	136	136
Lease loss accrual, net	60	86
Income tax (See Note 3)	690	—
Less—current maturities	(4,057)	(1,547)
Total	$123,397	$125,550

Convertible Subordinated Notes

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing our $120.0 million principal amount of 3.25% Senior Contingent Convertible Subordinated Notes due 2025.  The notice states that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violates certain provisions of the indenture.  The acceleration letter declares that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, are immediately due and payable.  This notice of acceleration relates to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violates provisions of the indenture.  We believe we are not in default under the indenture.  We also believe that no event of default entitling holders to accelerate has occurred with respect to the notes.  The indenture requires us to provide to the trustee, copies of the reports we are required to file with the SEC, such as our quarterly and annual reports, within 15 days of filing such reports with the SEC rather than the date such reports are due to be filed with the SEC. Accordingly, we have continued to classify the notes as long-term.

Bond Payable

In the second quarter of fiscal 2008, we classified the $2.4 million bond payable to the Massachusetts Development Finance Agency within current maturity, in anticipation of early settlement of the bond in January 2008.  On January 2, 2008, we paid off the bond.

Note 8. Stockholders’ Equity

Stock Award Activity

For the six months ended December 30, 2007, we granted non performance-based options to purchase 683,000 shares of Symmetricom’s common stock, and awarded 480,000 shares of restricted stock.  Our right to repurchase restricted stock generally lapses over the same three-year term as the vesting period applicable to our stock options.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$7.98
Granted - options	(683)	683	4.94	—	—	—	—
Granted - restricted shares	(480)	—	—	—	—	480	5.17
Exercised	—	(32)	4.36	—	—	—	—
Vested	—	—	—	—	—	(157)	7.59
Canceled	572	(472)	7.08	(100)	8.53	(82)	7.61
Expired	(220)	—	—	—	—	—	—
Balances at December 30, 2007	2,129	5,076	$7.36	195	$8.53	1,085	$6.82

The total number of in-the-money options outstanding and exercisable as of December 30, 2007 was as follows:

		Weighted
		Average
		Remaining	Weighted	12/30/2007	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Oustanding at December 30, 2007	777	3.96	$4.08	$4.74	$0.66	$509

Exercisable at December 30, 2007	588	3.67	$4.05	$4.74	$0.69	$404

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of December 30, 2007, based on our common stock closing price of $4.74 on December 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

For the quarters ended December 30, 2007 and December 31, 2006, the weighted average estimated fair values of options granted was  $1.57 and $3.42. For the six months ended December 30, 2007 and December 31, 2006, the weighted average estimated fair values of options granted was $1.91 and $2.99. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months ended December 30, 2007 and December 31, 2006 and six months ended December 30, 2007 and December 31, 2006, as follows:

	Three months ended		Six months ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Expected life (in years)	3.8	3.5	3.8	3.5
Risk-free interest rate	3.7%	4.7%	4.1%	4.8%
Volatility	45.0%	48.8%	45.3%	49.9%

We recorded stock-based compensation expenses of $1.0 million and $1.4 million in the second quarter of fiscal 2008 and 2007, respectively, and $2.6 million and $2.5 million in the six months ended December 30, 2007 and December 31, 2006, respectively, which includes the net cumulative impact of 4.75% (fiscal 2008) or 5.00% (fiscal 2007) estimated future annual forfeitures in the determination of the expense in the period, rather than recording forfeitures when they occur. At December 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $7.0 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first six months of fiscal 2008, we repurchased 1.9 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.1 million.

As of December 30, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

Note 9. Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at July 1, 2007 and December 30, 2007:

	Balance at			Balance at
	July 1,	Expense		December 30,
	2007	Additions	Payments	2007
	(in thousands)
Lease loss accrual (fiscal 2004)	$145	$—	$(33)	$112
All other integration and restructuring charges (fiscal 2004)	482	—	(25)	457
All other integration and restructuring charges (fiscal 2008)	—	467	(467)	—
Total	$627	$467	$(525)	$569

The accrued balance of the $0.1 million lease loss accrual for facilities as of December 30, 2007 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $0.8 million related to outsourcing certain of our Puerto Rico operations to China.

Note 10. Comprehensive Income (Loss)

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

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$216	$2,761	$(27)	$6,613
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	41	68	(137)	51
Unrealized gain (loss) on investments	22	53	(36)	116
Other comprehensive income (loss)	63	121	(173)	167
Total comprehensive income (loss)	$279	$2,882	$(200)	$6,780

Note 11. Net Earnings (Loss) Per Share

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

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations (all per share amounts are rounded to the nearest cent, and amounts less than half a cent round to zero):

	Three Months Ended,		Six Months Ended,
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$201	$2,501	$(110)	$5,879
Gain from discontinued operations	15	260	83	734
Net income (loss)	$216	$2,761	$(27)	$6,613

Shares (Denominator):
Weighted average common shares outstanding	45,635	46,213	46,078	46,057
Weighted average common shares outstanding subject to repurchase	(1,103)	(661)	(1,065)	(511)
Weighted average shares outstanding - basic	44,532	45,552	45,013	45,546
Weighted average dilutive share equivalents from stock options and warrants	51	784	—	704
Weighted average common shares dilutive subject to repurchase	336	167	—	124
Weighted average shares outstanding - diluted	44,919	46,503	45,013	46,374
Net earnings (loss) per share - basic	$—	$0.06	$—	$0.15
Net earnings (loss) per share - diluted	$—	$0.06	$—	$0.14

The following common stock equivalents were excluded from the net earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended,		Six Months Ended,
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Stock options and warrants	4,658	2,152	5,238	2,246
Common shares subject to repurchase	22	—	1,065	—
Total shares of common stock excluded from diluted net earnings per share calculation	4,680	2,152	6,303	2,246

Note 12. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc.,

et al.), seeking damages.  Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property.  As of December 30, 2007, we had an accrual of $0.5 million for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder.  As of March 30, 2008 we have received a waiver from one customer to use lead-free solder but not the other.  The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million.  Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures.  Also, in March 2008, new product shipments to this customer include lead solder.

Other

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

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$19,097	$21,260	$39,612	$42,099
Wireless/OEM Products	5,585	5,997	11,123	14,426
Global Services	5,516	5,538	9,800	8,374
Timing, Test and Measurement Division	18,340	18,967	38,583	34,123
Quality of Experience Assurance Division	305	—	460	—
Total net revenue	48,843	51,762	99,578	99,022
Cost of sales:
Telecom Solutions Division:
Wireline Products	8,860	9,530	18,615	18,281
Wireless/OEM Products	4,098	4,781	7,790	10,906
Global Services	3,790	4,417	7,023	5,963
Timing, Test and Measurement Division	9,184	10,405	20,494	18,378
Quality of Experience Assurance Division	91	—	128	—
Other cost of sales*	1,025	913	1,833	1,653
Total cost of sales	27,047	30,046	55,882	55,181
Gross profit:
Telecom Solutions Division:
Wireline Products	10,237	11,730	20,997	23,818
Wireless/OEM Products	1,487	1,216	3,333	3,520
Global Services	1,726	1,121	2,777	2,411
Timing, Test and Measurement Division	9,156	8,562	18,089	15,745
Quality of Experience Assurance Division	214	—	332	—
Other cost of sales*	(1,025)	(913)	(1,833)	(1,653)
Total gross profit	$21,796	$21,716	$43,696	$43,841

Gross margin:
Telecom Solutions Division:
Wireline Products	53.6%	55.2%	53.0%	56.6%
Wireless/OEM Products	26.6%	20.3%	30.0%	24.4%
Global Services	31.3%	20.2%	28.3%	28.8%
Timing, Test and Measurement Division	49.9%	45.1%	46.9%	46.1%
Quality of Experience Assurance Division	70.2%	—%	72.2%	—%
Other cost of sales*	(2.1)%	(1.8)%	(1.8)%	(1.7)%
Total gross margin	44.6%	42.0%	43.9%	44.3%

* Includes amortization of purchased technology and applicable integration and restructuring charges.

Note 14. Warranty

(In thousands)
Product warranty at July 1, 2007	$3,374
Provision for warranty	1,670
Accruals related to change in estimate	48
Less: Actual warranty costs	(1,463)
Product warranty at December 30, 2007	$3,629

Changes in our accrued warranty liability during the first six-month period of fiscal 2008 were as follows:

Note 15. Gain on Sale of Asset

On December 28, 2007, a third party purchased an internet domain name from Symmetricom for $0.7 million.  All transaction costs were incurred by the buyer and the carrying amount of the domain name was zero. The domain name was not previously used by Symmetricom. This has been disclosed as a gain on sale of asset in the condensed consolidated statements of operations.

Note 16. Restatement of Consolidated Financial Statements for Fiscal Year 2007 Comparatives

During the third quarter of fiscal 2007, we discontinued the operation of our Specialty Manufacturing/Other business segment (See Note 2). The information below reflects adjustments arising out of the restatements and the effect of this discontinued operation.

Correction of an error related to presentation of purchases and maturities of short- term investments (“Adjustment #1”)

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Consolidated Statements of Cash Flows have been corrected to present the gross activity for the six months ended December 31, 2006.

Correction of an error in accounting for accrued liabilities related to inventory receipts (“Adjustment #2”)

Subsequent to the filing of the Company’s financial statements for the year ended July 1, 2007, the Audit Committee of the Board of Directors, following a review initiated by the Audit Committee with the assistance of independent legal counsel and a forensic accounting firm, concluded that, due to errors in accounting for accrued liabilities related to inventory receipts, the related financial statements for the interim periods and fiscal year ended July 1, 2007 should not be relied upon.  As a result, accounts payable balances, cost of sales, income tax provision (benefit), deferred tax assets and retained earnings have been restated. In addition, the segment information has been adjusted to reflect the changes to cost of sales and gross profit.

The impact of the restatement on the consolidated statements of operations and cash flows for the three and six-month periods ended December 31, 2006 (the prior fiscal year quarter) and comparison to the amounts originally reported, including the impact of a discontinued operation in the third quarter of fiscal 2007, are detailed in the tables below:

	Three Months Ended December 31, 2006
	As Previously Reported	Adjustments for Discontinued Operations	Total	Adjustment #2	As Restated
	(In thousdands)
Consolidated Statement of Operations Data:
Net revenue	$54,649	$(2,887)	$51,762	$—	$51,762
Cost of products and services	31,626	(2,431)	29,195	(62)	29,133
Gross profit	22,110	(456)	21,654	62	21,716
Selling, general and administrative	13,937	(23)	13,914	—	13,914
Operating income	2,571	(433)	2,138	62	2,200
Income before income taxes	3,753	(433)	3,320	62	3,382
Income tax provision	1,031	(173)	858	23	881
Income from continuing operations	2,722	(260)	2,462	39	2,501
Gain from discontinued operations, net of tax	—	260	260	—	260
Net income	2,722	—	2,722	39	2,761

	Six Months Ended December 31, 2006
	As Previously Reported	Adjustments for Discontinued Operations	Total	Adjustment #2	As Restated
	(In thousdands)
Consolidated Statement of Operations Data:
Net revenue	$105,724	$(6,702)	$99,022	$—	$99,022
Cost of products and services	59,114	(5,435)	53,679	(151)	53,528
Gross profit	44,957	(1,267)	43,690	151	43,841
Selling, general and administrative	27,284	(42)	27,242	—	27,242
Amortization of intangible assets	262	(2)	260	—	260
Operating income	7,178	(1,223)	5,955	151	6,106
Income before income taxes	9,507	(1,223)	8,284	151	8,435
Income tax provision	2,989	(489)	2,500	56	2,556
Income from continuing operations	6,518	(734)	5,784	95	5,879
Gain from discontinued operations, net of tax	—	734	734	—	734
Net income	6,518	—	6,518	95	6,613

	Six Months Ended December 31, 2006
	As Previously	Adjustment		Adjustment	As
	Reported	#1	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net income	$6,518	$—	$6,518	$95	$6,613
Deferred income taxes	2,090	—	2,090	56	2,146
Accounts payable	(2,613)	—	(2,613)	(151)	(2,764)
Net cash provided by operating activities	9,497	—	9,497	—	9,497

Purchases of short-term investments	(24,915)	(71,132)	(96,047)	—	(96,047)
Maturities of short-term investments	17,914	71,132	89,046	—	89,046
Net cash used for investing activities	(15,857)	—	(15,857)	—	(15,857)

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. With the exception of the below paragraph that discusses the impact of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on our critical accounting policy and estimates for accounting for income taxes, we believe that there have been no significant changes during the six months ended December 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended July 1, 2007.

On July 2, 2007, we adopted the provisions of FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.   During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and six months ended December 30, 2007 and December 31, 2006:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Net revenue
Telecom Solutions Division:
Wireline Products	39.1%	41.1%	39.8%	42.5%
Wireless/OEM Products	11.4%	11.6%	11.2%	14.6%
Global Services	11.3%	10.7%	9.8%	8.4%
Timing, Test and Measurement Division	37.6%	36.6%	38.7%	34.5%
Quality of Experience Assurance Division	0.6%	—%	0.5%	—%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	53.3%	56.2%	54.2%	54.0%
Amortization of purchased technology	1.8%	1.6%	1.7%	1.6%
Integration and restructuring charges	0.3%	0.2%	0.2%	0.1%
Gross profit	44.6%	42.0%	43.9%	44.3%
Operating expenses:
Research and development	13.5%	9.5%	13.9%	9.8%
Selling, general and administrative	31.8%	26.9%	31.2%	27.5%
Acquired in-process research and development	—%	1.0%	—%	0.5%
Amortization of intangible assets	0.5%	0.3%	0.5%	0.3%
Integration and restructuring charges	—%	—%	0.3%	—%
Income (loss) from operations	(1.2)%	4.3%	(2.0)%	6.2%
Gain on sale of asset	1.4%	—%	0.7%	—%
Loss, other than temporary, on short-term investments	(1.3)%	—%	(0.6)%	—%
Interest income	4.4%	4.6%	4.4%	4.8%
Interest expense	(2.4)%	(2.3)%	(2.4)%	(2.5)%
Income (loss) before income taxes	1.0%	6.5%	0.0%	8.5%
Income tax provision	0.6%	1.7%	0.2%	2.6%
Income (loss) from continuing operations	0.4%	4.8%	(0.1)%	5.9%
Gain from discontinued operations, net of tax	0.0%	0.5%	0.1%	0.7%
Net income (loss)	0.4%	5.3%	(0.0)%	6.7%

Net Revenue:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net Revenue (in thousands):
Wireline Products	$19,097	$21,260	$(2,163)	(10.2)%	$39,612	$42,099	$(2,487)	(5.9)%
Wireless/OEM Products	5,585	5,997	(412)	(6.9)	11,123	14,426	(3,303)	(22.9)
Global Services	5,516	5,538	(22)	(0.4)	9,800	8,374	1,426	17.0
Timing, Test and Measurement Division	18,340	18,967	(627)	(3.3)	38,583	34,123	4,460	13.1
Quality of Experience Assurance Division	305	—	305	100.0	460	—	460	100.0
Total Net Revenue	$48,843	$51,762	$(2,919)	(5.6)%	$99,578	$99,022	$556	0.6%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Q2-08: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2008, net revenue decreased by $2.9 million to $48.8 million from $51.8 million in the corresponding quarter of fiscal 2007.  This decrease was primarily attributable to a $2.2 million or 10.2% decrease in Wireline Products revenue due to the disposition of products which we discontinued in the prior year. In addition, Wireless/OEM Products revenue decreased by $0.4 million or 6.9% compared to the corresponding quarter in fiscal 2007 due to a reduction in purchases from a major OEM customer. Global Service revenue decreased slightly by $22,000, or 0.4%.  Timing, Test and Measurement Division revenue decreased by $0.6 million or 3.3% due to lower government sales.  Revenue for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.3 million for the second quarter of fiscal 2008.

1st Half-08: Net revenue increased slightly by $0.6 million to $99.6 million from $99.0 million in the first six months of fiscal 2007.  Revenue from the Timing, Test and Measurement Division increased $4.5 million or 13.1% primarily due to our acquisition of Timing Solutions Corporation (TSC) on October 2, 2006 and higher sales to the government for communication programs in the intelligence community, the Air Force and the Coast Guard. In addition, revenues from the Global Services segment increased by $1.4 million or 17.0% primarily due to higher installation service revenue.  Wireless/OEM Products revenue decreased by $3.3 million or 22.9% compared to the corresponding half in fiscal 2007 due to a reduction in purchases from a major OEM customer. Wireline revenue declined $2.5 million or 5.9% due to a final purchase of discontinued products sold in the prior year.  Revenue for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.5 million for the first half of fiscal 2008.

As stated in the Fiscal Year 2008 Outlook in our Form 10-K/A for the fiscal year ended July 1, 2007, we did not expect substantial orders from two large customers in the first half of fiscal 2008, causing our revenue in the first half of fiscal 2008 to be below the level in the second half of fiscal 2007. We expect orders from these two large customers to increase in the second half of fiscal 2008, as the calendar 2008 capital expenditure budgets for these customers are approved.  However, current economic conditions may impact customer spending plans.

Gross Profit:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Gross Profit (in thousands):
Wireline Products	$10,237	$11,730	$(1,492)	(12.7)%	$20,997	$23,818	$(2,821)	(11.8)%
Wireless/OEM Products	1,487	1,216	271	22.3	3,333	3,520	(186)	(5.3)
Global Services	1,726	1,121	605	54.0	2,777	2,411	366	15.2
Timing, Test and Measurement Division	9,156	8,562	594	6.9	18,089	15,745	2,344	14.9
Quality of Experience Assurance Division	214	—	214	100.0	332	—	332	100.0
Other cost of sales	(1,025)	(913)	(112)	12.3	(1,833)	(1,653)	(180)	10.9
Total Gross Profit	$21,796	$21,716	$80	0.4%	$43,696	$43,841	$(145)	(0.3)%
Percentage of Revenue	44.6%	42.0%			43.9%	44.3%

Q2-08: Gross profit in the second quarter of fiscal 2008 was flat compared to the corresponding quarter of fiscal 2007. Gross profit for Wireline Products decreased by $1.5 million or 12.7%, which is greater than the revenue decrease of 10.2%, primarily due to a less favorable sales mix. Gross profit for the Wireless/OEM Products increased by $0.3 million or 22.3%, despite, a revenue decrease of 6.9% for the same period due primarily to increased prices and a more favorable product mix. Gross profit for Global Services increased $0.6 million or 54.0%, as compared to a slight revenue decrease for the same period due to a more favorable sales mix than the prior year, which included an installation project at a low gross margin. Gross profit for the Timing, Test and Measurement Division increased by $0.6 million or 6.9%, which was higher than the revenue decrease of 3.3% for the same period due primarily to a more favorable sales mix and improved margins for lower TSC product manufacturing costs. Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.2 million.

Other cost of sales increased $0.1 million or 12.3% due primarily to higher costs for restructuring due to a reduction in force in our Puerto Rico manufacturing plant related to outsourcing production of some products to China.

1st Half-08: Gross profit decreased $0.1 million or 0.3% during the first six months of fiscal 2008 compared to the same period in the prior year. Gross profit for Wireline Products decreased by $2.8 million or 11.8%, which is higher than the revenue decrease of 5.9%, primarily due to a less favorable sales mix.  Gross profit for the Wireless/OEM Products decreased by $0.2 million or 5.3%, which was lower than the revenue decrease of 22.9% for the same period due primarily to increased prices and a more favorable product mix. Gross profit for Global Services increased $0.4 million or 15.2%, as compared to the 17.0% revenue increase for the same period due to a favorable sales mix compared to the prior year, which included a major installation project at a low gross margin. Gross profit for the Timing, Test and Measurement Division increased by $2.3 million or 14.9%, which was fairly consistent with the revenue increase of 13.1%.  Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, was $0.3 million.

Other cost of sales increased $0.2 million or 10.9% due to additional amortization of purchased technology related to the acquisitions of TSC on October 2, 2006 and QoSmetrics S.A. and higher costs for restructuring due to a reduction in force in our Puerto Rico manufacturing plant as a result of outsourcing production of some products to China.

Operating Expenses:

Research and Development Expense:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development expense (in thousands).	$6,587	$4,941	$1,646	33.3%	$13,873	$9,715	$4,158	42.8%
Percentage of Revenue	13.5%	9.5%			13.9%	9.8%

Q2-08: Research and development expenses were $6.6 million for the second quarter of fiscal 2008 compared to $4.9 million for the corresponding period of fiscal 2007. The $1.6 million increase in research and development expense included $1.3 million which was attributable to the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division as well as increases for salaries and consulting expenses.

1st Half-08: Research and development expenses were $13.9 million for the first half of fiscal 2008 compared to $9.7 million for the corresponding period of fiscal 2007. The $4.2 million increase in research and development expense included $3.5 million which was attributable to the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division, as well as the October 2, 2006 acquisition of TSC, in addition to increase in salaries and consulting expenses.

Selling, General and Administrative:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Selling, general and administrative (in thousands	$15,531	$13,914	$1,617	11.6%	$31,047	$27,242	$3,805	14.0%
Percentage of Revenue	31.8%	26.9%			31.2%	27.5%

Q2-08: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased by 11.6% to $15.5 million for the second quarter of fiscal 2008 compared to $13.9 million for the corresponding quarter of fiscal 2007. This $1.6 million increase in selling, general and administrative expenses was primarily attributable to the $1.4 million expense increase for the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division, as well as increased expenses for salaries.

1st Half-08: Selling, general and administrative expenses increased by 14.0% to $31.0 million for the first half of fiscal 2008 compared to $27.2 million for the corresponding period of fiscal 2007. This $3.8 million increase in selling, general and administrative expenses was primarily attributable to the $2.5 million expense increase for the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division, as well as increased expenses for salaries.

Amortization of intangibles:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Amortization of intangible assets (in thousands)	$233	$143	$90	62.9%	$493	$260	$233	89.6%
Percentage of Revenue	0.5%	0.3%			0.5%	0.3%

Amortization of intangibles increased in the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007 due to the acquisitions of Timing Solutions Corporation and QoSmetrics S.A. that occurred in the second and third quarters of fiscal 2007, respectively.

Integration and restructuring charges:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Integration and restructuring charges (in thousands)	$7	$—	$7	100.0%	$300	$—	$300	100.0%
Percentage of Revenue	0.0%	—%			0.3%	—%

Administrative related integration and restructuring charges of $0.3 million incurred in the first half of fiscal 2008 related to the QoSmetrics acquisition.

Gain on sale of asset:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Gain on sale of asset (in thousands)	$700	$—	$700	100.0%	$700	$—	$700	100.0%
Percentage of Revenue	1.4%	—%			0.7%	—%

In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

Loss, other than temporary, on short-term investments:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Loss, other than temporary, on short-term investments (in thousands)	$(620)	$—	$(620)	100.0%	$(620)	$—	$(620)	100.0%
Percentage of Revenue	(1.3)%	—%			(0.6)%	—%

During the second quarter of fiscal 2008, we determined that a decline in the fair value of one of our short-term investments was other than temporary.  As a result, we recognized a $0.6 million loss. See the “Liquidity and Capital Resources” section below for additional information regarding this loss and our determination of the fair value of these investments at December 30, 2007.

Interest income:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Interest income (in thousands)	$2,147	$2,396	$(249)	(10.4)%	$4,357	$4,763	$(406)	(8.5)%
Percentage of Revenue	4.4%	4.6%			4.4%	4.8%

Interest income decreased $0.2 million in the second quarter and $0.4 million in the 1st half of fiscal 2008 compared to the same periods in the prior year due primarily to lower cash and short term investment balances.

Income taxes:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Income tax provision (in thousands)	$279	$881	$(602)	(68.3)%	$150	$2,556	$(2,406)	(94.1)%
Percentage of Revenue	0.6%	1.7%			0.2%	2.6%

Q2-08: Our income tax provision was $0.3 million in the second quarter of fiscal 2008, compared to an income tax provision of $0.9 million in the corresponding quarter of fiscal 2007.  Our effective tax rate in the second quarter of fiscal 2008 was 58.1%, compared to an effective tax rate of 26.0% in the corresponding period of fiscal 2007.  The increase in the effective tax rate in the second quarter of fiscal 2008 compared to the same period in the prior year was due to a discrete item occurring during the quarter.

1st Half-08: Our income tax provision was $0.2 million in the first six months of fiscal 2008, compared to an income tax provision of $2.6 million in the corresponding period of fiscal 2007.   Our effective tax rate for the first six months of fiscal 2008 was 375.0%, compared to an effective tax rate of 30.3% in the corresponding period of fiscal 2007. The increase in the effective tax rate in the first half of fiscal 2008 compared to the same period in prior year was due to a discrete item occurring during the second quarter of fiscal 2008.

Gain from discontinued operations, net of tax:

	Three months ended				Six months ended
	December 30,	December 31,			December 30,	December 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Gain from discontinued operations, net of tax (in thousands)	$15	$260	$(245)	(94.2)%	$83	$734	$(651)	(88.7)%
Percentage of Revenue	0.0%	0.5%			0.1%	0.7%

In the third quarter of fiscal 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment.  The gain of $15,000, net of tax, for the second quarter of fiscal 2008 and $83,000, net of tax, for the first half of fiscal 2008, were primarily due to the collection of a fully reserved receivable.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2008 with the end of fiscal 2007 is discussed below:

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

Our backlog amounted to $49.1 million as of December 30, 2007, compared to $51.9 million as of July 1, 2007. Our backlog, which is shippable within the next six months, was $37.2 million as of December 30, 2007, compared to $43.4 million as of July 1, 2007. The decline in sales backlog is primarily due to the lower order volume from two major customers as discussed previously.

Contract Revenue:

As of December 30, 2007, we had approximately $9.8 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.3 million in contract revenue that was to be performed and recognized within 36 months following July 1, 2007. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of December 30, 2007, working capital was $215.6 million compared to $217.1 million as of July 1, 2007. Cash and cash equivalents as of December 30, 2007 increased to $69.7 million from $37.6 million as of July 1, 2007. This increase was primarily the result of an increase in maturities of short-term investments and a decrease in accounts receivable. Short-term investments decreased from $138.6 million as of July 1, 2007 to $92.4 million as of December 30, 2007. This decrease was attributable primarily to an increase in maturities of short-term investments during the first six months of fiscal 2008.

The $0.6 million net cash provided by operating activities for the six months ended December 30, 2007 was primarily attributable to non-cash expenses related to depreciation and amortization of $5.2 million, stock-based compensation expenses of $2.6 million and a $4.4 million decrease in accounts receivable.  This was partially offset by an inventory increase of $5.5 million, an accounts payable decrease of $6.4 million, and an increase in prepaids and other assets of $0.1 million. The $41.5 million net cash provided by investing activities for the six months ended December 30, 2007 was primarily attributable to $70.3 million in maturities of short-term investments, that was partially offset by $25.3 million in purchases of short-term investments, $2.1 million in purchases of plant and equipment, and $1.5 million in purchased technology related costs. The $9.9 million net cash used for financing activities was primarily attributable to $9.3 million used to repurchase common stock under our stock buyback program.

Our days sales outstanding in accounts receivable was 61 days as of December 30, 2007, compared to 59 days at July 2, 2007.

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment.  Since the date of purchase, the entity issuing the commercial paper was declared insolvent and entered receivership.  The receiver announced that it is in exclusive discussions with a major financial institution to purchase the entity’s assets and restructure its existing debt.  On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom is one.  Our investment manager determined fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is a commonly used index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, as of December 30, 2007, Symmetricom recognized a loss of $0.6 million related to this investment.

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

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing our $120.0 million principal amount of 3.25% Senior Contingent Convertible Subordinated Notes due 2025.  The notice states that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violates certain provisions of the indenture.  The acceleration letter declares that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, are immediately due and payable.  This notice of acceleration relates to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violates provisions of the indenture.  We believe we are not in default under the indenture.  We also believe that no event of default entitling holders to accelerate has occurred with respect to the notes.  The indenture requires us to provide to the trustee, copies of the reports we are required to file with the SEC, such as our quarterly and annual reports, within 15 days of filing such reports with the SEC rather than the date such reports are due to be filed with the SEC. Accordingly, we have continued to classify the notes as long-term.

Wells Fargo Line of Credit

On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital.  The line of credit contains certain financial covenants and restrictions.  At the end of the first quarter of fiscal 2008, we were not in compliance with one of the covenants under the agreement, which requires us to reflect a net profit on a quarterly basis.  Subsequently, the bank issued a waiver to us on October 29, 2007 concerning this covenant for the first quarter. No borrowings under this facility were outstanding as of September 30, 2007. On November 1, 2007 the line of credit expired and we did not renew it as we determined it was no longer needed due to our current liquidity position.

Massachusetts Development Finance Agency Bond

In connection with the acquisition of Datum in October 2002, we assumed Datum’s liability relating to an industrial development bond that was issued by the Massachusetts Development Finance Agency on June 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. On January 2, 2008 we paid off the bond, which was to mature on May 1, 2021, since we determined it was no longer needed due to our current liquidity position.  The balance on the bond was $2.4 million as of December 30, 2007.

Contingencies

See Item 1 of Part I, Financial Statements — Note 12 — Contingencies.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 will be effective for our fiscal year beginning June 30, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning June 30, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 30, 2007, we had cash and cash equivalents of $69.7 million and short-term investments of $92.4 million. Currently our short-term investment portfolio consists mainly of asset backed securities, corporate and government debt securities, and mutual funds. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at December 30, 2007, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets at December 30, 2007, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 17, 2008 we filed an amendment to our Form 10-K for the fiscal year ended July 1, 2007 to amend and restate our consolidated balance sheets as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005.  Also on June 17, we filed an amendment to our Form 10-Q to amend our Form 10-Q for the quarter ended September 30, 2007. Both of these amendments were filed to correct a misstatement in our original filings related to errors in accounting for accrued liabilities related to inventory receipts.  In the Form 10-K/A and Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts existed during the second quarter of fiscal 2008 but was not discovered until after December 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2007 solely because of this material weakness.

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2007 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                             Not applicable.

b)                            Not applicable.

c)                             The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended December 30, 2007:

				Approximate Number
	Total		Total Number of Shares	of Shares That
	Number of	Average	Purchased as Part of	May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
October 1, 2007 through October 28, 2007	—	$—	—	1,945,174
October 29, 2007 through November 25, 2007	600,000	$4.24	600,000	1,345,174
November 26, 2007 through December 30, 2007	404,000	$4.46	404,000	941,174
Total	1,004,000	$4.33	1,004,000

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first six months of fiscal 2008, we repurchased 1.9 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.1 million.

As of December 30, 2007, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On November 16, 2007 we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1. The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Alfred Boschulte	39,755,643	1,205,191
James A. Chiddix	38,831,046	2,129,788
Robert T. Clarkson	39,971,704	989,130
Elizabeth A. Fetter	38,471,546	2,489,288
Robert M. Neumeister, Jr.	39,684,614	1,276,220
Dr. Richard W. Oliver	38,604,851	2,355,983
Richard N. Snyder	38,623,491	2,337,343
Robert J. Stanzione	39,981,415	979,419
Thomas W. Steipp	39,886,940	1,073,894

2. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2008 fiscal year.

For	Against	Abstain
40,201,920	720,854	38,061

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

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