Form 10-Q
period 2008-03-30
SYMMETRICOM INC
filed 2008-06-17
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	March 30,	July 1,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$135,660	$37,587
Short–term investments	22,446	138,559
Accounts receivable, net of allowance for doubtful accounts of $786 and $1,107	35,426	37,368
Inventories, net	41,939	38,957
Note receivable from employee	—	500
Prepaids and other current assets	12,958	11,094
Total current assets	248,429	264,065
Property, plant and equipment, net	25,822	26,626
Long–term investment	6,008	—
Goodwill	54,657	54,706
Other intangible assets, net	16,023	17,730
Deferred taxes and other assets	40,387	46,060
Total assets	$391,326	$409,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,600	$12,949
Accrued compensation	13,160	13,936
Accrued warranty	3,831	3,374
Other accrued liabilities	11,640	15,161
Current maturities of long-term obligations	1,639	1,547
Total current liabilities	38,870	46,967
Long-term obligations	123,093	125,550
Deferred income taxes	784	334
Total liabilities	162,747	172,851
Commitments and contingencies (Notes 7 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,415 shares issued and 44,948 shares outstanding at March 30, 2008; 48,959 shares issued and 46,528 outstanding at July 1, 2007	181,218	187,070
Accumulated other comprehensive income	(167)	403
Retained earnings	47,528	48,863
Total stockholders’ equity	228,579	236,336
Total liabilities and stockholders’ equity	$391,326	$409,187

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
		As Restated,		As Restated,
		See Note 16		See Note 16
Net revenue	$51,469	$51,943	$151,047	$150,964
Cost of products and services	28,348	26,112	82,397	79,639
Amortization of purchased technology	832	966	2,498	2,541
Integration and restructuring charges	319	110	486	188
Gross profit	21,970	24,755	65,666	68,596
Operating expenses:
Research and development	6,801	6,453	20,674	16,168
Selling, general and administrative	15,937	15,808	46,984	43,050
Acquired in-process research and development	—	(330)	—	188
Amortization of intangible assets	232	272	725	534
Integration and restructuring charges	135	196	435	196
Operating income (loss)	(1,135)	2,356	(3,152)	8,460
Gain on sale of asset (Note 15)	—	—	700	—
Loss, other than temporary, on short–term investments	(1,090)	—	(1,710)	—
Interest income	1,775	2,212	6,132	6,976
Interest expense	(1,241)	(1,208)	(3,621)	(3,641)
Income (loss) before income taxes	(1,691)	3,360	(1,651)	11,795
Income tax provision (benefit)	(773)	4,589	(623)	7,145
Income (loss) from continuing operations	(918)	(1,229)	(1,028)	4,650
Gain (loss) from discontinued operations, net of tax	7	(349)	90	385
Net income (loss)	$(911)	$(1,578)	$(938)	$5,035

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.02)	$0.10
Gain (loss) from discontinued operations	—	(0.01)	—	0.01
Net income (loss)	$(0.02)	$(0.03)	$(0.02)	$0.11
Weighted average shares outstanding—basic	43,923	45,596	44,643	45,563

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.02)	$0.10
Gain (loss) from discontinued operations	—	(0.01)	—	0.01
Net income (loss)	$(0.02)	$(0.03)	$(0.02)	$0.11
Weighted average shares outstanding—diluted	43,923	46,596	44,643	46,465

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	March 30,	April 1,
	2008	2007
		As Restated,
		See Note 16
Cash flows from operating activities:
Net income (loss)	$(938)	$5,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Expensed in-process research and development	—	188
Depreciation and amortization	7,776	7,035
Deferred income taxes	(994)	2,921
Income tax expense related to QoSmetrics liquidations	—	3,110
Loss on disposal of fixed assets	—	7
Stock-based compensation	3,983	4,406
Stock option excess income tax benefit	(1)	—
Non-cash loss from short-term investments	1,710	—
Gain on sale of asset	(700)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,942	(551)
Inventories	(2,982)	(4,510)
Prepaids and other assets	1,767	(1,235)
Accounts payable	(4,349)	(1,045)
Accrued compensation	(980)	2,424
Other accrued liabilities	2,208	1,226
Net cash provided by operating activities	8,442	19,011
Cash flows from investing activities:
Purchases of short-term investments	(25,763)	(158,049)
Sales and maturities of short-term investments	132,298	140,268
Purchases of plant and equipment	(3,740)	(3,623)
Proceeds from sale of asset	700	—
Proceeds from note receivable from employee	500	—
Purchased technology related costs	(1,455)	—
Acquisition and related costs, net of cash acquired	—	(23,385)
Net cash provided by (used for) investing activities	102,540	(44,789)
Cash flows from financing activities:
Repayment of long-term obligations	(3,508)	(1,835)
Proceeds from issuance of common stock	147	1,858
Stock option excess income tax benefit	1	138
Repurchase of common stock	(9,540)	(3,982)
Net cash used for financing activities	(12,900)	(3,821)
Effect of exchange rate changes in cash	(9)	62
Net increase (decrease) in cash and cash equivalents	98,073	(29,537)
Cash and cash equivalents at beginning of period	37,587	82,193
Cash and cash equivalents at end of period	$135,660	$52,656
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(561)	$138
Plant and equipment purchases included in accounts payable	386	1,207
Cash payments for:
Interest	$2,137	$2,233
Income taxes	1,609	1,767

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K/A for the year ended July 1, 2007 filed concurrently herewith. The results of operations for the three and nine months ended March 30, 2008 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 29, 2008.

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, we do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

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

During the first nine months of fiscal 2008, we recognized a gain of approximately $0.1 million, net of taxes, attributable to discontinued operations, and primarily due to the collection of a fully reserved receivable.

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

We file income tax returns in the United States and a number of U.S. state and foreign jurisdictions.  The tax years ended June 2004 forward remain open to examination by the major taxing jurisdictions in which we operate which include the U.S., California, Puerto Rico, and Germany.  We are not currently under examination by any income tax authority.

As of March 30, 2008, we had $14.6 million of liabilities from unrecognized tax benefits that are included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations and credits that may be available to reduce taxes. There were no material changes related to activities during the first nine months of fiscal 2008. At March 30, 2008, we had no accrued interest related to uncertain tax positions on our balance sheet.

Note 4. Short-term and Long-term Investments

Components of short-term investments were as follows:

	March 30,	July 1,
	2008	2007
	(In thousands)
Asset backed securities	$—	$40,935
Corporate securities	18,832	44,247
Other investments	—	7,515
Mutual funds	3,614	3,095
Government securities	—	16,979
Commercial paper	—	15,456
Auction rate securities	—	10,332
	$22,446	$138,559

Other-than Temporary Impairment on Investment

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment.  Since the date of purchase, the entity issuing the commercial paper was declared insolvent and entered receivership.  The receiver announced that it is in exclusive discussions with a major financial institution to purchase the entity’s assets and restructure its existing debt.  On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom is one.  Our investment manager determined fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is a commonly used index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, as of December 30, 2007, Symmetricom recognized a loss of $0.6 million related to this investment.

In the third quarter of fiscal 2008, using the same valuation process with updated information from the receiver, we recognized an additional $1.1 million loss related to this investment. Also, after the maturity date there was no notification as to when we would receive the distribution, and as a result we reclassified this investment from short-term investments to long-term investments due to this uncertainty.

Short-term Investment Sold After the Fiscal Third Quarter Balance Sheet Date

In the fourth quarter of fiscal 2007, we purchased corporate securities with a $3.0 million par value maturing on March 12, 2010.  At the third quarter balance sheet date of March 30, 2008, this short-term investment had a temporary impairment of $0.6 million, and we had both the intent and ability to hold this investment until maturity.  However, early in the fourth quarter of fiscal 2008, we received information from our investment manager that the investment might severely deteriorate in value.  As a result, in April 2008, we sold the investment rather than risk further loss, and will recognize a $0.5 million loss that was realized in the fourth quarter of fiscal 2008.

Note 5. Inventories

Components of inventories were as follows:

	March 30,	July 1,
	2008	2007
	(In thousands)
Raw materials	$17,604	$16,699
Work-in-process	11,651	12,250
Finished goods	12,684	10,008
	$41,939	$38,957

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill has not changed significantly from the amounts disclosed in the Company’s Form 10-K/A for the fiscal year ended July 1, 2007.

Other Intangible Assets

Other intangible assets as of March 30, 2008 and July 1, 2007 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408
Balances as of July 1, 2007	$40,315	$22,585	$17,730

Purchased technology	$31,920	$20,446	$11,474
Customer lists, trademarks, other	9,917	5,368	4,549
Balances as of March 30, 2008	$41,837	$25,814	$16,023

The estimated future amortization expenses by fiscal year are as follows:

Fiscal year:	(in thousands)
2008 (remaining three months)	$1,065
2009	4,272
2010	3,962
2011	2,980
2012	2,041
Thereafter	1,703
Total amortization	$16,023

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

Intangible asset amortization expense for the first nine months of fiscal 2008 and 2007 was $3.2 million and $3.1 million, respectively.

Note 7. Long-term Obligations

Long-term obligations consist of:

	March 30,	July 1,
	2008	2007
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$120,000	$120,000
Capital lease	1,662	2,697
Bond payable	—	2,405
Deferred revenue	1,379	1,089
Lease accrual	634	422
Post-retirement benefits, net	248	262
Conditional grant	68	136
Lease loss accrual, net	51	86
Income tax (See Note 3)	690	—
Less—current maturities	(1,639)	(1,547)
Total	$123,093	$125,550

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

Note 8. Stockholders’ Equity

Stock Award Activity

For the nine months ended March 30, 2008, we granted non performance-based options to purchase 0.8 million shares of Symmetricom’s common stock, and awarded 0.5 million shares of restricted stock.  Our right to repurchase restricted stock generally lapses over the same three-year term as the vesting period applicable to our stock options.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$7.98
Granted - options	(825)	825	4.83	—	—	—	—
Granted - restricted shares	(510)	—	—	—	—	510	5.14
Exercised	—	(35)	4.23	—	—	—	—
Vested	—	—	—	—	—	(224)	8.10
Canceled	761	(661)	7.47	(100)	8.53	(91)	7.42
Expired	(226)	—	—	—	—	—	—
Balances at March 30, 2008	2,140	5,026	$7.36	195	$8.53	1,039	$6.61

The total number of in-the-money options outstanding and exercisable as of March 30, 2008 was as follows:

		Weighted
		Average
		Remaining	Weighted	3/30/2008	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Oustanding at March 30, 2008	66	3.04	$2.59	$3.39	$0.79	$52

Exercisable at March 30, 2008	66	3.04	$2.59	$3.39	$0.79	$52

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of March 30, 2008, based on our common stock closing price of $3.39 on March 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

For the quarters ended March 30, 2008 and April 1, 2007, the weighted average estimated fair values of options granted was  $1.42 and $2.66. For the nine months ended March 30, 2008 and April 1, 2007, the weighted average estimated fair values of options granted was $1.83 and $2.80. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the first three and nine months of fiscal 2008 and 2007, as follows:

	Three months ended		Nine months ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Expected life (in years)	3.2	2.6	3.7	3.0
Risk-free interest rate	2.8%	4.7%	3.7%	4.7%
Volatility	45.0%	43.8%	45.2%	47.8%

We recorded stock-based compensation expenses of $1.4 million and $1.9 million in the third quarter of fiscal 2008 and 2007, respectively, and $4.0 million and $4.4 million in the nine months ended March 30, 2008 and April 1, 2007, respectively, which includes the net cumulative impact of 4.75% for fiscal 2008 and 5.00% for fiscal 2007 estimated future annual forfeitures in the determination of the expense in the period, rather than recording forfeitures when they occur. At March 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $5.9 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first nine months of fiscal 2008, we repurchased 2.0 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.3 million.

As of March 30, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

Note 9. Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at July 1, 2007 and March 30, 2008:

	Balance at			Balance at
	July 1,	Expense		March 30,
	2007	Additions	Payments	2008
	(in thousands)
Lease loss accrual (fiscal 2004)	$145	$—	$(46)	$99
All other integration and restructuring charges (fiscal 2004)	482	—	(30)	452
Austin facility shutdown (fiscal 2008)	—	135	—	135
All other integration and restructuring charges (fiscal 2008)	—	786	(786)	—
Total	$627	$921	$(862)	$686

The balance of the $0.1 million lease loss accrual for facilities as of March 30, 2008 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $0.5 million related to outsourcing certain of our Puerto Rico operations to China.  Also, we expect to incur additional integration and restructuring charges amounting to $2.6 million related to shutting down our Austin, Texas facility in addition to the $0.1 million accrued as of March 30, 2008.

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

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$(911)	$(1,578)	$(938)	$5,035
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	128	12	(9)	63
Unrealized gain (loss) on investments	(525)	23	(561)	139
Other comprehensive income (loss)	(397)	35	(570)	202
Total comprehensive income (loss)	$(1,308)	$(1,543)	$(1,508)	$5,237

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

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations:

	Three Months Ended,		Nine Months Ended,
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(918)	$(1,229)	$(1,028)	$4,650
Gain (loss) from discontinued operations	7	(349)	90	385
Net income (loss)	$(911)	$(1,578)	$(938)	$5,035

Shares (Denominator):
Weighted average common shares outstanding	44,970	46,432	45,702	46,133
Weighted average common shares outstanding subject to repurchase	(1,047)	(836)	(1,059)	(570)
Weighted average shares outstanding - basic	43,923	45,596	44,643	45,563
Weighted average dilutive share equivalents from stock options and warrants	—	—	—	737
Weighted average common shares dilutive subject to repurchase	—	—	—	165
Weighted average shares outstanding - diluted	43,923	45,596	44,643	46,465
Net earnings (loss) per share - basic	$(0.02)	$(0.03)	$(0.02)	$0.11
Net earnings (loss) per share - diluted	$(0.02)	$(0.03)	$(0.02)	$0.11

The following common stock equivalents were excluded from the net earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended,		Nine Months Ended,
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Stock options and warrants	5,170	5,074	5,216	2,264
Common shares subject to repurchase	1,047	836	1,059	52
Total shares of common stock excluded from diluted net earnings per share calculation	6,217	5,910	6,275	2,316

Note 12. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations.  Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity.  In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards.  The groundwater contamination has migrated to some adjacent properties.  We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program.  On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages.  Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously.  We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property.  As of March 30, 2008, we had an accrual of $0.5 million for remediation costs, appraisal fees and other ongoing monitoring costs.

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

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Net revenue:
Telecom Solutions Division:
Wireline Products	$22,799	$24,215	$62,411	$66,313
Wireless/OEM Products	5,256	6,695	16,379	21,121
Global Services	3,046	3,299	12,846	11,673
Timing, Test and Measurement Division	19,254	17,364	57,837	51,487
Quality of Experience Assurance Division	1,114	370	1,574	370
Total net revenue	51,469	51,943	151,047	150,964
Cost of sales:
Telecom Solutions Division:
Wireline Products	11,471	9,650	30,084	27,930
Wireless/OEM Products	4,145	4,821	11,929	15,726
Global Services	2,225	2,427	9,248	8,391
Timing, Test and Measurement Division	10,198	9,134	30,699	27,512
Quality of Experience Assurance Division	309	80	437	80
Other cost of sales*	1,151	1,076	2,984	2,729
Total cost of sales	29,499	27,188	85,381	82,368
Gross profit:
Telecom Solutions Division:
Wireline Products	11,328	14,565	32,327	38,383
Wireless/OEM Products	1,111	1,874	4,450	5,395
Global Services	821	872	3,598	3,282
Timing, Test and Measurement Division	9,056	8,230	27,138	23,975
Quality of Experience Assurance Division	805	290	1,137	290
Other cost of sales*	(1,151)	(1,076)	(2,984)	(2,729)
Total gross profit	$21,970	$24,755	$65,666	$68,596

Gross margin:
Telecom Solutions Division:
Wireline Products	49.7%	60.1%	51.8%	57.9%
Wireless/OEM Products	21.1%	28.0%	27.2%	25.5%
Global Services	27.0%	26.4%	28.0%	28.1%
Timing, Test and Measurement Division	47.0%	47.4%	46.9%	46.6%
Quality of Experience Assurance Division	72.3%	78.4%	72.2%	78.4%
Other cost of sales*	(2.2)%	(2.1)%	(2.0)%	(1.8)%
Total gross margin	42.7%	47.7%	43.5%	45.4%

* Includes amortization of purchased technology and applicable integration and restructuring charges.

Note 14. Warranty

Changes in our accrued warranty liability during the first nine-months of fiscal 2008 were as follows:

(In thousands)
Product warranty at July 1, 2007	$3,374
Provision for warranty	2,525
Accruals related to change in estimate	(33)
Less: Actual warranty costs	(2,035)
Product warranty at March 30, 2008	$3,831

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

Note 16. Restatement of Consolidated Financial Statements

Correction of an error related to presentation of purchases and maturities of short- term investments (“Adjustment #1”)

Purchases of short-term investments and maturities of short-term investments that were previously reported net in the Consolidated Statements of Cash Flows have been corrected to present the gross activity for the nine months ended April 1, 2007.

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

The impact of the restatement on the consolidated statements of operations and cash flows for the three and nine-month periods ended April 1, 2007 (the prior fiscal year quarter) and comparison to the amounts originally reported are detailed in the tables below:

	Three Months Ended April 1, 2007			Nine Months Ended April 1, 2007
	As			As
	Previously	Adjust-	As	Previously	Adjust-	As
	Reported	ment #2	Restated	Reported	ment #2	Restated
	(In thousands)			(In thousands)
Consolidated Statement of Operations Data:
Cost of products and services	$26,238	$(126)	$26,112	$79,916	$(277)	$79,639
Gross profit	24,629	126	24,755	68,319	277	68,596
Operating income	2,230	126	2,356	8,183	277	8,460
Income before income taxes	3,234	126	3,360	11,518	277	11,795
Income tax provision (benefit)	4,542	47	4,589	7,042	103	7,145
Income (loss) from continuing operations	(1,308)	79	(1,229)	4,476	174	4,650
Net income (loss)	(1,657)	79	(1,578)	4,861	174	5,035

	Nine Months Ended April 1, 2007
	As
	Previously	Adjustment		Adjustment	As
	Reported	#1	Total	#2	Restated
	(In thousands)
Consolidated Statement of Cash Flows Data:

Net income	$4,861	$—	$4,861	$174	$5,035
Deferred income taxes	2,818	—	2,818	103	2,921
Accounts payable	(768)	—	(768)	(277)	(1,045)
Net cash provided by operating activities	19,011	—	19,011	—	19,011

Purchases of short-term investments	(42,420)	(115,629)	(158,049)	—	(158,049)
Maturities of short-term investments	24,639	115,629	140,268	—	140,268
Net cash used for investing activities	(44,789)	—	(44,789)	—	(44,789)

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, the tax treatment of the restructuring of our Puerto Rico subsidiary, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, expenses related to the restatement of our financial statements, and the risks set forth below  in Part II, Item 1A,  “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. With the exception of the below paragraph that discusses the impact of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on our critical accounting policy and estimates for accounting for income taxes, we believe that there have been no significant changes during the nine months ended March 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended July 1, 2007.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 30, 2008 and April 1, 2007:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net revenue
Telecom Solutions Division:
Wireline Products	44.3%	46.6%	41.4%	44.0%
Wireless/OEM Products	10.2%	12.9%	10.8%	14.0%
Global Services	5.9%	6.4%	8.5%	7.7%
Timing, Test and Measurement Division	37.4%	33.4%	38.3%	34.1%
Quality of Experience Assurance Division	2.2%	0.7%	1.0%	0.2%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	55.1%	50.2%	54.5%	52.8%
Amortization of purchased technology	1.6%	1.9%	1.7%	1.7%
Integration and restructuring charges	0.6%	0.2%	0.3%	0.1%
Gross profit	42.7%	47.7%	43.5%	45.4%
Operating expenses:
Research and development	13.2%	12.4%	13.7%	10.7%
Selling, general and administrative	31.0%	30.4%	31.1%	28.5%
Acquired in-process research and development	—%	(0.6)%	—%	0.1%
Amortization of intangible assets	0.5%	0.5%	0.5%	0.4%
Integration and restructuring charges	0.3%	0.4%	0.3%	0.1%
Income (loss) from operations	(2.2)%	4.5%	(2.1)%	5.6%
Gain on sale of asset	—%	—%	0.5%	—%
Loss, other than temporary, on short-term investments	(2.1)%	—%	(1.1)%	—%
Interest income	3.4%	4.3%	4.1%	4.6%
Interest expense	(2.4)%	(2.3)%	(2.4)%	(2.4)%
Income (loss) before income taxes	(3.3)%	6.5%	(1.1)%	7.8%
Income tax provision (benefit)	(1.5)%	8.8%	(0.4)%	4.7%
Income (loss) from continuing operations	(1.8)%	(2.4)%	(0.7)%	3.1%
Gain (loss) from discontinued operations, net of tax	—%	(0.7)%	0.1%	0.3%
Net income (loss)	(1.8)%	(3.0)%	(0.6)%	3.3%

Net Revenue:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Revenue (in thousands) :
Wireline Products	$22,799	$24,215	$(1,416)	(5.8)%	$62,411	$66,313	$(3,902)	(5.9)%
Wireless/OEM Products	5,256	6,695	(1,439)	(21.5)	16,379	21,121	(4,742)	(22.5)
Global Services	3,046	3,299	(253)	(7.7)	12,846	11,673	1,173	10.0
Timing, Test and Measurement Division	19,254	17,364	1,890	10.9	57,837	51,487	6,350	12.3
Quality of Experience Assurance Division	1,114	370	744	201.1	1,574	370	1,204	325.4
Total Net Revenue	$51,469	$51,943	$(474)	(0.9)%	$151,047	$150,964	$83	0.1%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Q3-08: Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2008, net revenue decreased by $0.5 million to $51.5 million from $51.9 million in the corresponding quarter of fiscal 2007.  This decrease was attributable to a $1.4 million, or 5.8% decrease in Wireline Products revenue due to a reduction in purchases from a major domestic customer, and a decrease in Wireless/OEM Products revenue of $1.4 million, or 21.5%, due to a reduction in purchases from three major OEM customers. Global Service revenue decreased by $0.3 million, or 7.7%, due to lower installation revenue.  Timing, Test and Measurement Division revenue increased by $1.9 million or 10.9%, due primarily to higher government sales of communication and electronic system programs.  Revenue for the Quality of Experience Assurance Division increased to $1.1 million for the third quarter of fiscal 2008 due primarily to a field deployment to a customer in Russia.

1st Nine Months-08: Net revenue increased slightly by $0.1 million or 0.1% for the first nine months of fiscal 2008 compared to the corresponding period in fiscal 2007.  Revenue from the Timing, Test and Measurement Division increased $6.4 million or 12.3% primarily due to higher sales to the government for communication and electronic system programs in the intelligence community. In addition, revenues from the Global Services segment increased by $1.2 million or 10.0% primarily due to higher installation service revenue.  Revenue for the Quality of Experience Assurance Division, which was formed on January 2, 2007, increased $1.2 million or 325.4% for the first nine months of fiscal 2008 due primarily to a field deployment to a customer in Russia. Wireless/OEM Products revenue decreased by $4.7 million or 22.5% compared to the corresponding nine months in fiscal 2007 due to a reduction in purchases from three major OEM customers. Wireline Products revenue declined $3.9 million, or 5.9%, due to a reduction in purchases from a major domestic customer and a major international customer.

Gross Profit:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Gross Profit (in thousands) :
Wireline Products	$11,328	$14,565	$(3,237)	(22.2)%	$32,327	$38,383	$(6,056)	(15.8)%
Wireless/OEM Products	1,111	1,874	(763)	(40.7)	4,450	5,395	(945)	(17.5)
Global Services	821	872	(51)	(5.8)	3,598	3,282	316	9.6
Timing, Test and Measurement Division	9,056	8,230	826	10.0	27,138	23,975	3,163	13.2
Quality of Experience Assurance Division	805	290	515	177.6	1,137	290	847	292.1
Other cost of sales	(1,151)	(1,076)	(75)	7.0	(2,984)	(2,729)	(255)	9.3
Total Gross Profit	$21,970	$24,755	$(2,785)	(11.3)%	$65,666	$68,596	$(2,930)	(4.3)%
Percentage of Revenue	42.7%	47.7%			43.5%	45.4%

Q3-08: Gross profit in the third quarter of fiscal 2008 declined by $2.8 million or 11.3% compared to the corresponding quarter of fiscal 2007. Gross profit for Wireline Products decreased by $3.2 million, or 22.2%, which is greater than the revenue decrease of 5.8%, primarily due to a less favorable sales mix and higher costs for warranty and excess and obsolete inventory.  Gross profit for the Wireless/OEM Products decreased by $0.8 million, or 40.7%, which was greater than the revenue decrease of 21.5% for the same period due primarily to higher excess and obsolete inventory costs. Gross profit for Global Services decreased $0.1 million or 5.8%, in line with a comparable revenue decrease of 7.7% for the same period. Gross profit for the Timing, Test and Measurement Division increased by $0.8 million or 10.0%, which is in line with the revenue increase of 10.9%. Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, increased by $0.5 million or 177.6% in line with the revenue increase of 201.1%.

Other cost of sales increased $0.1 million or 7.0% due primarily to higher costs for restructuring due to a reduction in force in our Puerto Rico manufacturing plant related to outsourcing production of some products to China.

1st Nine Months-08: Gross profit decreased $2.9 million or 4.3% during the first nine months of fiscal 2008 compared to the same period in the prior year. Gross profit for Wireline Products decreased by $6.0 million or 15.8%, which is higher than the revenue decrease of 5.9%, primarily due to a less favorable sales mix and higher costs for warranty and excess and obsolete inventory.  Gross profit for the Wireless/OEM Products decreased by $1.0 million or 17.5%, which was lower than the revenue decrease of 22.5% for the same period due primarily to increased prices and a more favorable product mix. Gross profit for Global Services increased $0.3 million or 9.6%, in line with a 10.0% revenue increase for the same period. Gross profit for the Timing, Test and Measurement Division increased by $3.2 million or 13.2%, which was fairly consistent with the revenue increase of 12.3%.  Gross profit for the Quality of Experience Assurance Division, which was formed on January 2, 2007, increased by $0.8 million or 292.1% in line with the revenue increase of 325.4%.

Other cost of sales increased $0.3 million or 9.3% due to higher costs for restructuring due to a reduction in force in our Puerto Rico manufacturing plant as a result of outsourcing production of some products to China.

Operating Expenses:

Research and Development Expense:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Research and development expense (in thousands).	$6,801	$6,453	$348	5.4%	$20,674	$16,168	$4,506	27.9%
Percentage of Revenue	13.2%	12.4%			13.7%	10.7%

Q3-08: Research and development expenses were $6.8 million for the third quarter of fiscal 2008 compared to $6.5 million for the corresponding period of fiscal 2007. The $0.3 million increase in research and development expense was attributable primarily to merit salary increases.

1st Nine Months-08: Research and development expenses were $20.7 million for the first nine months of fiscal 2008 compared to $16.2 million for the corresponding period of fiscal 2007. The $4.5 million increase in research and development expense included $3.5 million which was attributable to the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division, as well as the October 2, 2006 acquisition of TSC, in addition to increase in salaries and consulting expenses.

Selling, General and Administrative:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Selling, general and administrative (in thousands)	$15,937	$15,808	$129	0.8%	$46,984	$43,050	$3,934	9.1%
Percentage of Revenue	31.0%	30.4%			31.1%	28.5%

Q3-08: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased by 0.8% to $15.9 million for the third quarter of fiscal 2008 compared to $15.8 million for the corresponding quarter of fiscal 2007 and consisted of merit increases of $0.3 million and $1.2 million of costs for the investigation of accounting issues related to the raw material inventory accrual account which were substantially offset by the elimination of the accrual for incentive compensation.

1st Nine Months-08: Selling, general and administrative expenses increased by 9.1% to $47.0 million for the first nine months of fiscal 2008 compared to $43.1 million for the corresponding period of fiscal 2007. This $3.9 million increase in selling, general and administrative expenses was primarily attributable to the $2.5 million expense increase for the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of our Quality of Experience Assurance Division, as well as increased expenses for salaries and the costs for investigation of accounting issues related to the raw material inventory accrual account.

Amortization of intangibles:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Amortization of intangible assets (in thousands)	$232	$272	$(40)	(14.7)%	$725	$534	$191	35.8%
Percentage of Revenue	0.5%	0.5%			0.5%	0.4%

Q3-08: Amortization of intangibles decreased in the third quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007 due to intangible assets fully amortizing by the end of the second quarter of fiscal 2008.

1st Nine Months-08: Amortization of intangibles increased in the first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 due to the acquisitions of Timing Solutions Corporation and QoSmetrics S.A. that occurred in the second and third quarters of fiscal 2007, respectively.

Integration and restructuring charges:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Integration and restructuring charges (in thousands)	$135	$196	$(61)	(31.1)%	$435	$196	$239	121.9%
Percentage of Revenue	0.3%	0.4%			0.3%	0.1%

Q3-08: Administrative related integration and restructuring charges of $0.1 million incurred in the third quarter of fiscal 2008 related to the shutdown of the Austin, Texas engineering facility and charges for the comparable period for prior year related to the QoSmetrics acquisition.

1st Nine Months-08: Administrative related integration and restructuring charges of $0.4 million for the first nine months of fiscal 2008 related to the shutdown of the Austin, Texas engineering facility and charges related to the QoSmetrics acquisition.  Administrative related integration and restructuring charges of $0.2 million for the first nine months of fiscal 2007 related to the QoSmetrics acquisition.

Gain on sale of asset:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Gain on sale of asset (in thousands)	$—	$—	$—	—%	$700	$—	$700	100.0%
Percentage of Revenue	—%	—%			0.5%	—%

In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

Loss, other than temporary, on short-term investments:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Loss, other than temporary, on short-term investments (in thousands)	$(1,090)	$—	$(1,090)	100.0%	$(1,710)	$—	$(1,710)	100.0%
Percentage of Revenue	(2.1)%	—%			(1.1)%	—%

During the second and third quarters of fiscal 2008, we determined that a decline in the fair value of one of our short-term investments was other than temporary.  As a result, we recognized a $1.7 million loss over those two quarters. See the “Liquidity and Capital Resources” section below for additional information regarding this loss and our determination of the fair value of these investments at March 30, 2008.

Interest income:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Interest income (in thousands)	$1,775	$2,212	$(437)	(19.8)%	$6,132	$6,976	$(844)	(12.1)%
Percentage of Revenue	3.4%	4.3%			4.1%	4.6%

Interest income decreased $0.4 million in the third quarter and $0.8 million in the 1st nine months of fiscal 2008 compared to the same periods in the prior year due to lower interest rates and lower cash and short term investment balances.

Income taxes:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Income tax provision (benefit) (in thousands)	$(773)	$4,589	$(5,362)	(116.8)%	$(623)	$7,145	$(7,768)	(108.7)%
Percentage of Revenue	(1.5)%	8.8%			(0.4)%	4.7%

Q3-08: Our income tax benefit was $0.8 million in the third quarter of fiscal 2008, compared to an income tax provision of $4.6 million in the corresponding quarter of fiscal 2007.  Our effective tax rate in the third quarter of fiscal 2008 was 45.7%, compared to an effective tax rate of 136.6% in the corresponding period of fiscal 2007.  The effective tax rate in the third quarter of fiscal 2007 was attributable to a tax expense of $3.4 million related to the liquidations of QoSmetrics S.A. and QoSmetrics Inc.

1st Nine Months-08: Our income tax benefit was $0.6 million in the first nine months of fiscal 2008, compared to an income tax provision of $7.1 million in the corresponding period of fiscal 2007.  Our effective tax rate in the first nine months of fiscal 2008 was 37.7%, compared to an effective tax rate of 60.6% in the corresponding period of fiscal 2007.  The increase in the effective tax rate in the first nine months of fiscal 2007 was attributable to a tax expense of $3.4 million related to the liquidations of QoSmetrics S.A. and QoSmetrics Inc.

Gain (loss) from discontinued operations, net of tax:

	Three months ended				Nine months ended
	March 30,	April 1,			March 30,	April 1,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Gain(loss) from discontinued operations, net of tax (in thousands)	$7	$(349)	$356	(102.0)%	$90	$385	$(295)	(76.6)%
Percentage of Revenue	0.0%	(0.7)%			0.1%	0.3%

In the third quarter of fiscal 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment.  The gain of $7,000, net of tax, for the third quarter of fiscal 2008 and $90,000, net of tax, for the first nine months of fiscal 2008, were primarily due to the collection of a fully reserved receivable.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the third quarter of fiscal 2008 with the end of fiscal 2007 is discussed below:

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

Our backlog amounted to $54.8 million as of March 30, 2008, compared to $51.9 million as of July 1, 2007. Our backlog, which is shippable within the next six months, was $43.2 million as of March 30, 2008, compared to $43.4 million as of July 1, 2007. The decline in sales backlog is primarily due to the lower order volume from two major customers as discussed previously.

Contract Revenue:

As of March 30, 2008, we had approximately $10.3 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.3 million in contract revenue that was to be performed and recognized within 36 months following July 1, 2007. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of March 30, 2008, working capital was $209.6 million compared to $217.1 million as of July 1, 2007. Cash and cash equivalents as of March 30, 2008 increased to $135.7 million from $37.6 million as of July 1, 2007. This increase was primarily the result of an increase in maturities of short-term investments and a decrease in accounts receivable. Short-term investments decreased from $138.6 million as of July 1, 2007 to $22.4 million as of March 30, 2008. This decrease was attributable primarily to an increase in maturities of short-term investments during the first nine months of fiscal 2008.

The $8.4 million net cash provided by operating activities for the nine months ended March 30, 2008 was primarily attributable to non-cash expenses related to depreciation and amortization of $7.8 million, stock-based compensation expenses of $4.0 million, a $1.9 million decrease in accounts receivable, and a $1.7 million other-than temporary impairment of short-term investments.  This was partially offset by an inventory increase of $3.0 million, an accounts payable decrease of $4.3 million, and an increase in prepaids and other assets of $1.8 million. The $102.5 million net cash provided by investing activities for the nine months ended March 30, 2008 was primarily attributable to $132.3 million in maturities of short-term investments, that was partially offset by $25.8 million in purchases of short-term investments, $3.7 million in purchases of plant and equipment, and $1.5 million in purchased technology related costs. The $12.9 million net cash used for financing activities was primarily attributable to $9.5 million used to repurchase common stock under our stock buyback program.

Our days sales outstanding in accounts receivable was 63 days as of March 30, 2008, compared to 59 days at July 2, 2007.

Other-than Temporary Impairment on Short-term Investment

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment.  Since the date of purchase, the entity issuing the commercial paper was declared insolvent and entered receivership.  The receiver announced that it is in exclusive discussions with a major financial institution to purchase the entity’s assets and restructure its existing debt.  On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom is one.  Our investment manager determined fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is a commonly used index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, as of December 30, 2007, Symmetricom recognized a loss of $0.6 million related to this investment.

In the third quarter of fiscal 2008, using the same valuation process with an update from the receiver, we recognized additional $1.1 million loss related to this investment. Also, after the maturity date there was no notification as to when we would receive the distribution, and as a result we reclassified this investment from short-term investments to long-term investments due to this uncertainty.

Short-term Investment Sold After the Fiscal Third Quarter Balance Sheet Date

In the fourth quarter of fiscal 2007, we purchased corporate securities with a $3.0 million par value maturing on March 12, 2010.  At the third quarter balance sheet date of March 30, 2008, this short-term investment had a temporary impairment of $0.6 million, and we had both the intent and ability to hold this investment until maturity.  However, early in the fourth quarter of fiscal 2008, we received information from our investment manager that the investment might severely deteriorate in value.  As a result, in April 2008, we sold the investment rather than risk further loss, and will recognize a $0.5 million loss in the fourth quarter of fiscal 2008.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months and the foreseeable future. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms favorable to us. Additional financing may also be dilutive to our existing stockholders. As a result of our delayed filing of this Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 and our delayed filing of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve calendar months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

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

Contingencies

See Item 1 of Part I, Financial Statements — Note 12 — Contingencies.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, we do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning June 30, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 30, 2008, we had cash and cash equivalents of $135.7 million and short-term investments of $22.4 million. Currently our short-term investment portfolio consists mainly of asset backed securities, corporate and government debt securities, and mutual funds. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing at March 30, 2008, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which would have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets at March 30, 2008, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 17, 2008 we filed an amendment to our Form 10-K for the fiscal year ended July 1, 2007 to amend and restate our consolidated balance sheets as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005.  Also on June 17, we filed an amendment to our Form 10-Q to amend our Form 10-Q for the quarter ended September 30, 2007. Both of these amendments were filed to correct a misstatement in our original filings related to errors in accounting for accrued liabilities related to inventory receipts.  In the Form 10-K/A and Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because a material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts existed during the third quarter of fiscal 2008 but was not discovered until after March 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2008, solely because of this material weakness.

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2008 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended March 30, 2008:

	Total		Total Number of Shares	of Shares That
	Number of	Average	Purchased as Part of	May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
December 31, 2007 through January 27, 2008	—	$—	—	941,174
January 28, 2008 through February 24, 2008	40,000	$4.00	40,000	901,174
February 25, 2008 through March 30, 2008	—	$—	—	901,174
Total	40,000	$4.00	40,000

On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During the first nine months of fiscal 2008, we repurchased 2.0 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.3 million.

As of March 30, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

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