Form 10-K
period 2008-06-29
SYMMETRICOM INC
filed 2008-09-10
CIK 82628

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-02287

SYMMETRICOM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	No. 95-1906306 (I.R.S. Employer Identification No.)
2300 Orchard Parkway, San Jose, California (Address of Principal Executive Offices)	95131-1017 (Zip Code)
Registrant's telephone number, including area code: (408) 433-0910
Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 30, 2007, as reported on The NASDAQ Stock Market LLC was approximately $210,229,656. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

         As of August 24, 2008, there were approximately 44,871,826 shares of Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.
FORM 10-K
For the Fiscal Year Ended June 29, 2008
INDEX

 PART I

FORWARD-LOOKING INFORMATION

        When used in this discussion, the words "expects," "anticipates," "estimates," "believes," "plans," "will," "may," "intend," "can," "projects" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

        These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, the tax treatment of the restructuring of our Puerto Rico subsidiary, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, "Risk Factors."

        These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results," all references to "Symmetricom," "we," "us," and "our" mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

        TimeSource, SMARTCLOCK, BesTime, GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider, TimeCreator, TimeScan, V-Factor, NetAdvisor, NetWarrior and QoSmetrics are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.    Business

Overview

        Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability and quality of service for wireline, wireless and cable networks including Internet-based applications such as video streaming. We also provide end-to-end perceptual video quality monitoring solutions for consolidated voice, data, and video next generation networks. We sell our solutions to communication service providers, government agencies, enterprises, and research facilities. Symmetricom products were shipped to more than 90 countries in fiscal year 2008. Our products include atomic frequency references, including rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; video quality monitoring solutions and professional services.

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

        During fiscal 2008, we integrated our Quality of Experience Assurance Division into our Telecom Solutions Division. Our Quality of Experience Assurance business segment develops products for use in the IPTV (Internet Protocol Television) market that search for network impairments and review video packet integrity.

General Information

        Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. Our principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and our telephone number is (408) 433-0910.

        Our website is located at www.symmetricom.com. We make available, free of charge on or through our website, our recorded conference calls, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

        The markets we serve include:

  •
  Telecommunications and cable markets;

  •
  Wireless/OEM telecommunications equipment manufacturers;

  •
  Aerospace/Defense;

  •
  Metrology; and

  •
  Enterprise

Reportable Segments

        Symmetricom is organized into five reportable segments that are within two divisions:

  Telecom Solutions Division

  •
  Wireline Products;

  •
  Wireless/OEM (original equipment manufacturer) Products;

  •
  Quality of Experience Assurance Products; and

  •
  Global Services

  Timing, Test and Measurement Division

        Information as to net revenue and gross profit margin attributable to each of these reportable segments for each year in the three-year period ended June 29, 2008, is contained in Note 16 of the notes to the consolidated financial statements. We do not allocate assets or specific operating expenses to these individual reportable segments.

Telecom Solutions Division

        Our Telecom Solutions Division offers a full suite of timing and synchronization products that meet global standards requirements. Products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; network management and monitoring software; and synchronization subsystems for OEM integration. Symmetricom's product portfolio also includes a suite of PackeTime ™ technologies (IEEE 1588 (PTP), NTP, and DTI) addressing the timing and synchronization needs for next-generation networks (NGN). Symmetricom holds patents in advanced control algorithms for deployments utilizing the Global Positioning System (GPS), DOCSIS™ Timing Interface (DTI) and Code Division Multiple Access (CDMA).

        Carriers and operators are driven by network economics and competitive forces to evolve their network infrastructures toward integrated transmission and switching functions and packet-based technologies. In fiscal 2008, we participated in the modernization of several synchronization networks with certain service providers and helped others develop future plans for such efforts.

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

        Our Quality of Experience Assurance segment provides a robust perceptual quality monitoring solution that enables carriers, Internet service providers and cable multi-service operators (MSOs) to understand actual video service quality, in real time, as experienced by end-users. During fiscal 2008, Symmetricom continued to target telecommunications carriers and cable operators as well as other digital video service providers to monitor IP-based video service offerings. New products introduced during the fiscal year included the Q-1000 headend analyzer based on the technology acquired with certain intellectual property from Genista Corporation.

        Our Global Services segment provides services for Symmetricom's product lines.

Timing, Test and Measurement Division

        Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for the aerospace, defense, metrology and enterprise markets. Products include synchronized clocks, network time servers, network time displays, time code generators, computer plug-in cards, primary reference standards such as rubidium and cesium oscillator standards, and ruggedized crystal oscillators. Customer applications include synchronization of communication networks, synchronization of computer networks, reference timing for radar, ranging, fire-control and other defense electronic systems, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the division built strong application engineering capabilities that allow for the tailoring of standard product platforms to meet a customer's unique system requirements.

        During fiscal 2007, we acquired Timing Solutions Corporation (TSC) in Boulder, Colorado, which strengthened our timing technology and provided access to a number of new government customers. This acquisition was fully integrated and functioning within Symmetricom in fiscal 2008.

        During fiscal 2008, the division continued to emphasize government program business in secure mobile, satellite, and wireline communications, as well as other defense platform upgrades including destroyers, submarines, and Unmanned Aerial Vehicles (UAVs). Key customers of the division included Boeing, DISA, Lockheed Martin, Northrop Grumman, Raytheon, General Dynamics, BAE, L3 and various military procurement and service agencies. New products introduced during the fiscal year included a new secure SAASM GB-GRAM GPS receiver, new module capabilities for our XLi GPS Time and Frequency Receiver family two new models in our SyncServer network time server family, the 4370A DVB SyncSource for digital video broadcast sync, a ruggedized military rubidium and a general purpose common timing module.

Wireline and Cable Infrastructure Markets and Products

Wireline and Cable Infrastructure Markets:

        The wireline and cable infrastructure markets include local, long distance and international telecommunications service providers and carriers and cable service providers. Customers in the wireline market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies as well as cable companies. We believe that these telco providers will have to replace their legacy synchronization equipment in the future. Some companies have begun the upgrade process. Based on the size of the installed base of legacy equipment, we anticipate that this cycle could take at least several years to complete. The cable infrastructure market has an emerging requirement for synchronization within cable vendors' equipment for which we have developed and begun to sell a line of synchronization products.

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

        Our core system products are built on atomic clock (such as cesium and rubidium) and GPS technologies. The products belong to one of four classes:

  •
  Primary Reference Sources (PRS)—consists of the GPS-based TimeSource family, and the cesium-based TimeCesium.

  •
  Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the versatile SSU 2000 and the carrier-class TimeHub, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) plug-in server cards, supporting time services for next generation applications. PackeTime™ precise time transfer modules bring high precision, high availability, security, robust management and easy infrastructure integration to telecom operators building next generation networks. Other key products consists of Time Provider 1000, the industry's first node clock (hybrid SSU & PRS), TimeCreator, the first Data Over Cable Service Interface Specifications (DOCSIS) Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireline and cable markets.

  •
  Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, and TimeScan, the PC-based system.

Wireless/OEM Market and Products

Wireless/OEM Market:

        Symmetricom's Wireless/OEM products are sold into the wireless market. Wireless telecommunications networks consist of numerous cells located throughout a service area. In a wireless network, calls are segmented, transmitted over the air, and reassembled by a receiver within the network. Certain engineering requirements demand a high level of synchronization at the base station. Our products are primarily sold into CDMA-based implementations throughout the world.

Wireless/OEM Products:

        The primary use of our wireless (OEM) products is in wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require high precision frequency and timing information to operate their services.

        Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA (and CDMA 2000), UMTS or WiMAX (IEEE 802.16e) and the governing standards that apply. For example, in CDMA, the standard requires a GPS signal for every base station with either a high performance quartz or rubidium oscillator as a backup (holdover). WiMAX, a 4G wireless technology just starting to be deployed, also requires GPS receivers for its base stations to operate. These timing solutions are also available to other communication applications requiring high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

        Specific products we provide are:

  •
  Rubidium atomic oscillators with various performance levels.

  •
  GPS accessory components, which include receiving antennas, timing antennas, splitters, amplifiers, and lightning protectors.

  •
  Sub-system cards or modules used within another manufacturer's equipment such as wireless base stations or broadband wireless solutions. These are customized for each manufacturer, using a combination of GPS, quartz oscillators, rubidium atomic oscillators, input/output signals and control algorithms. Some of the control algorithms are contained in our BesTime technology.

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

Quality of Experience Assurance Market and Products

Quality of Experience Assurance Market:

        Ensuring high quality video is a critical component of successful IP-based video offering. Managing video quality is essential for differentiating services, reducing customer churn and enabling faster service deployments. Most video service assurance solutions available today were originally designed with the goal of network performance monitoring in mind. Impairments to video quality however, come from a wide range of sources (source video, encoders, network, and decoders/CPE) and monitoring only network metrics renders these solutions ineffective. Moreover, even if network issues exist, raw network metrics do not provide accurate assessment of service quality, leaving service providers with little insight into their customers' real video experience.

        An effective end-to-end monitoring solution requires specialized devices for each network demarcation, combined with a mechanism to consolidate and correlate all information resulting in accurate and timely results.

Quality of Experience Assurance Products:

        Symmetricom's Video Quality Platform has been designed to deploy into IP networks seamlessly. The solution consists of the following parts:

  •
  Headend Analyzer and Network Probes—Symmetricom's robust network probes help operators gain a view of real-time end-to-end video service performance. These high-performance hardware probes collect, analyze, aggregate, and report statistics for video and audio quality, customer flow simulations and traffic flow.

  •
  Q-1000 Headend Analyzer examines the quality and integrity of source video and detects transcoding and encoding impairments including effects introduced from ad-insertion process.

  •
  Q-400 Network Probe is designed for IPTV and VoIP applications and deployable across backbones or large PoPs, Q-400 monitors up to 400 SD or up to 1.2 Gbps of HD H.264 IPTV streams and up to 10,000 VoIP streams in parallel in full passive mode.

  •
  Q-200 Network Probe is a flexible medium-performance probe and is designed to deliver real time monitoring of video services on live IP networks.

  •
  Q-101 Network Probe is the base-level performance probe. Q-101 is ideal for core IP performance metrics (IPPM) monitoring with a gigabit UTP test port.

  •
  Software Agents are downloaded and installed on customer premise equipment (CPE) such as a set top box (STB), PC or mobile devices to monitor and troubleshoot network performance and/or content quality for that customer. Under the control of Q-Advisor software agents perform a comprehensive suite of real-time tests to help identify network bottlenecks, equipment failures, and other issues.

  •
  Q-Advisor is Symmetricom's network operating center software and offers service providers a web-based solution to verify SLAs and validate network readiness to support triple play.

Global Services Market and Products

Global Services Market:

        We market our services exclusively to customers who purchase our products.

Global Services Products:

        Our Global Services ("Services") organization provides lifecycle services for Symmetricom product lines. Services products fall into five main categories:

  •
  Engineering and installation—Our engineering and installation services help customers implement new Symmetricom product purchases.

  •
  Operations and support programs—Our operations and support programs, such as Sync Office Audits, assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

  •
  Maintenance—Our maintenance offerings are designed to help customers minimize staff and expenses necessary for ongoing support of their Symmetricom products. These include 24 × 7 technical support, traditional return-to-factory repair services, and on-site repair labor.

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

Timing, Test and Measurement Markets and Products

Timing, Test and Measurement Markets:

        The aerospace, defense, metrology and enterprise markets require precision time and frequency instruments and reference standards. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense, and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

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

  •
  GPS & Time Code Instrumentation Products—We manufacture a wide variety of general purpose and secure GPS receivers, time code generation, translation and distribution products. A time code is a data format for recording and processing time measurements.

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

Sales Operations

        We sell our products directly to customers, and through domestic and international distributors, as well as systems integrators and manufacturer sales representatives. In the United States, our wireline and cable products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable operators, Internet Service Providers (ISPs) and OEMs. Our Timing Test and Measurement instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are primarily sold through telesales and the internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and system integrators.

Licenses, Patents, Trademarks and Copyrights

        We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of June 29, 2008, we had 56 active United States patents. The active patents issued will expire between August 2009 and September 2026. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

        Our manufacturing process for standard products consists primarily of assembly test, configuration and logistics performed after assembly by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama; San Jose, California and Hofolding, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California and Boulder, Colorado. The Boulder, Colorado and Santa Rosa, California facilities are registered to ISO9000:2000, while our Beverly, Massachusetts; Aguadilla, Puerto Rico and San Jose, California (engineering processes) have been upgraded to meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

        We also use various contract manufacturers to build our printed board assemblies and in some cases full turnkey box builds. During fiscal 2008, we outsourced a portion of our Puerto Rico based manufacturing to a contract manufacturer with facilities in China, in order to lower manufacturing costs and take advantage of best-in-class production processes.

Backlog

        Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $58.4 million as of June 29, 2008, compared with $51.9 million as of July 1, 2007. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

        During fiscal 2008, both AT&T Inc. and Verizon Communications Inc., who primarily sell into our Wireline Products business segment, each accounted for 10.8% of our net revenue. No other single customer accounted for more than 10% of our net revenue in fiscal 2008. Our export sales outside the United States accounted for 33%, 29% and 30% of our net revenue in fiscal 2008, 2007 and 2006, respectively. For additional information regarding our export sales, see Note 16 to our consolidated financial statements.

        Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

        Competition in the telecommunications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Brilliant Telecommunications, Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our Wireless/OEM products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our Timing, Test and Measurement Division products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary). Competitors of our Quality of Experience Assurance products include EXFO, Ineoquest, JDS Uniphase, Agilent Technologies, Tektronix and Telchemy.

Research and Development

        Our development efforts include providing enhanced functionality to our existing products including the development of additional software-based features and functionality. We also utilize domestic and international contractors (primarily in India) to assist us in our research and development activities. We focused our development efforts in fiscal 2008 on the development of both hardware and software products. Our product development programs include wireline and wireless synchronization, network management software, government communication and infrastructure, network time server, video quality of experience hardware and software, and updates and maintenance on existing products. We are developing a number of new services that we expect to provide in the future as part of our next generation platform. In fiscal 2008, we added the network time protocol (NTP) circuit pack to our flagship TH5500 and SSU2000 synchronization supply units. We continue to develop new protocols, including IEEE 1588, and DOCSIS™ Timing Interface. During fiscal 2008, we opened a research and development ("R&D") center in Beijing China and closed the R&D center in Austin, Texas. In fiscal 2008, 2007 and 2006, overall research and development expenditures were $27.9 million, $23.7 million and $18.8 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

        Our primary product development centers are in San Jose, California; Santa Rosa, California; Boulder, CO; Beijing, China and Beverly, Massachusetts.

Government Regulation

        The telecommunications industry is subject to domestic and foreign regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products, as well as import and export regulations. We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.

Environmental Regulation

        Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing process and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See "Item 3. Legal Proceedings" and "Item 1A. Risk Factors—Our operating results may be adversely affected as a result of our required compliance with the European Union Directives on Waste Electrical and Electronic Equipment and their Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other regulations around the world."

Sources and Availability of Raw Materials

        We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

        At June 29, 2008, we had 952 employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Executive Officers of Symmetricom

        Following is a list of our executive officers as of June 29, 2008 and brief summaries of their business experience over the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Thomas W. Steipp	58	Chief Executive Officer
William Slater	56	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary
Bruce Bromage	54	Executive Vice President and General Manager Timing Test & Measurement Division
Paul Chermak	65	Executive Vice President Global Sales & Support
James Armstrong	42	Executive Vice President & General Manager, Telecom Solutions Division

        Mr. Steipp has served as Chief Executive Officer of Symmetricom since December 1998. Mr. Steipp served as Chief Executive Officer and Chief Financial Officer of Symmetricom from December 1998 to October 1999. Mr. Steipp served as President and Chief Operating Officer, Telecom Solutions, a division of Symmetricom, from March 1998 to December 1998.

        Mr. Slater has served as Executive Vice President Finance and Administration, Chief Financial Officer and Secretary of Symmetricom since July 2006. Mr. Slater served as Chief Financial Officer and Secretary of Symmetricom from August 2000 to June 2006. In June 2008, Mr. Slater informed us of his intention to resign. We expect Mr. Slater's employment to end on September 30, 2008.

        Dr. Bromage has served as Executive Vice President and General Manager of the Timing, Test and Measurement Division since April 2004. Dr. Bromage joined Symmetricom in April 2002 and served as Vice President, Strategic Planning and Alliances from April 2002 to April 2004.

        Mr. Chermak has served as Executive Vice President Global Sales & Support since November 2007. From April 2006 to October 2007, Mr. Chermak was the Senior Vice President and General Manager of the High Technology Group at I2 Technologies, Inc. From March 2003 to March 2006, Mr. Chermak was the Managing Director—International, for ITM Software.

        Mr. Armstrong has served as Executive Vice President and General Manager, Telecom Solutions Division, since February 2008. Mr. Armstrong joined Symmetricom in September 2006 and served as Vice President of Engineering for the Telecom Solutions Division from September 2006 to January 2008. From July 2002 to May 2006, Mr. Armstrong was the Vice President of Engineering and later President of Movidis, Inc.

Item 1A.    Risk Factors

  Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future, which could cause our stock price to be volatile and result in losses to our investors

        We believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future. Some of the factors that could cause our operating results to fluctuate include:

  •
  the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

  •
  restructuring and integration-related charges;

  •
  goodwill and intangible assets impairment charges related to acquisitions and related long-term assets;

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

  •
  our ability to collect receivables from our customers;

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

  •
  customers may experience labor strikes, which could result in reduced sales volume;

  •
  customers in the wireless market may switch from buying rubidium-based products, which we internally manufacture, to quartz-based products, which we purchase and sell at a lower price point, which may result in lower revenue and gross margins; and

  •
  a global pandemic, if not contained.

        A significant portion of our operating and manufacturing expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. If we increase the volume of product manufacturing by outside sources and decrease our internal production, we could incur higher fixed costs (per unit) and integration and restructuring charges. Significant decreases in demand for our products or reduction in our average selling prices, or any material delay in customer orders may negatively harm our business, financial condition and results of operations. Our future results depend in large part on growth in the markets for our products.

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

  We may be required to record additional goodwill and intangible impairment charges in future quarters

        As of June 29, 2008, we had recorded goodwill and intangible assets with a net book value of $48.1 million and $7.2 million respectively, related to various acquisitions. We test for impairment at least annually and more frequently whenever evidence of impairment exists. When we performed our annual impairment test for fiscal 2008, we determined that goodwill and intangibles related to our Quality of Experience Assurance business segment were impaired in full by approximately $14.3 million. If our future financial performance or other events indicate that the value of our recorded goodwill or intangibles is impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

  We may be impacted by disruptions and liquidity issues in the credit market, which may unfavorably impact our financial condition and results of operations

        We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investment accounts. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisor in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisor's internal credit specialists. Our cash consists of overnight instruments and instruments that will mature within ninety days from the date of purchase. Our short-term investment portfolio consists of instruments that mature between ninety-one days and three years after the end of our fiscal quarter.

        Based upon recent events in the credit market, we may be impacted by the following risks:

  •
  We may experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements. During fiscal 2008, we recorded $3.7 million in losses related to short-term investments;

  •
  We may experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

  •
  We may not be able to reasonably value our investments if there is not a liquid resale market for those instruments;

  •
  We may experience losses on the sale of certain instruments if we do not have sufficient operating cash to run our business and are required to sell short-term investments to meet cash flow requirements; and

  •
  Our 3.25% Contingent Convertible Subordinated Notes due 2025, of which approximately $56.9 million in aggregate principal amount is currently outstanding, are subject to repurchase in 2012 and may be convertible prior to the maturity date into cash if during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate.

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

  Public confidence and share value may be adversely impacted by material weaknesses in our internal controls over financial reporting

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

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

        We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more "significant deficiencies" (as defined by the relevant auditing standards), or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price.

  The tax treatment of the restructuring of our Puerto Rico subsidiary may negatively impact our net earnings

        In July 2006, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We submitted a ruling request to the Internal Revenue Service to confirm the tax-free treatment in February 2008. Ruling requests of this nature are considered routine and management believes that it is probable that the ruling will be granted.

        If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in no changes to our tax provision as reported in our fiscal years 2007 and 2008 annual reports.

        If the ruling is not granted, then:

  •
  we would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million related to the July 2006 restructuring transaction with respect to our fiscal year 2007;

  •
  Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.;

  •
  Our fiscal year 2007 tax provision would be reduced by $3.0 million while our deferred tax assets would increase by approximately the same amount; and

  •
  Our fiscal year 2008 tax provision would be reduced by $1.5 million while our deferred tax assets would increase by approximately the same amount.

        The above three items would be reported in the fiscal year and quarter in which the request for IRS confirmation of tax-free treatment of the July 2006 restructuring was denied. The net result of such a denial would be an increased tax provision of approximately $10.7 million while our deferred tax assets would decrease by approximately the same amount.

        Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

  If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

        Future losses may create uncertainty about the realizability of our $49.0 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

  If we are unable to smoothly integrate the businesses we acquire, our operations and financial results could be harmed

        As part of our business strategy we have engaged in acquisitions in the past, including the acquisitions of TrueTime, Datum, QoSmetrics, S.A. and TSC, and other smaller acquisitions, and continue to evaluate other acquisition opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

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

  •
  our management's attention may be diverted from our core business;

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

  Existing common stockholders may experience dilution in connection with our sale of convertible notes in June 2005 and will experience immediate dilution if we sell shares of our common stock or other equity securities in future financings, and, as a result, our stock price may go down

        Our common stockholders may experience dilution in connection with the sale in June 2005 of $120 million worth of convertible notes (of which $63.1 million was repurchased in July 2008, leaving a current balance of $56.9 million) if our stock price reaches $12.49 or more per share. For example, to the extent the share price exceeds $12.49, the difference would be multiplied by 4.6 million shares and then divided by the share price to determine the number of shares due to noteholders. For instance, if the stock price was $15.00, the conversion value would be $2.51 ($15.00 less $12.49) multiplied by 4.6 million shares or $11.5 million which would be divided by the share price of $15.00 to provide 0.8 million additional shares to noteholders. These 0.8 million shares, when added to our number of shares outstanding, would dilute our earnings per share.

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

  We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to lower orders, the delay of customer orders or cancellation of existing orders

        During fiscal 2008, two customers each accounted for more than 10% of our revenue. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. For instance, our Wireline revenue in 2006 decreased by $2.5 million in part because one large customer ordered less product in fiscal 2006 than 2005 as it completed a major project. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

  The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

        Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors of our synchronization products include Brilliant Telecommunications, Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our Wireless/OEM products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our timing, test and measurement products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Temex and Trak Systems, Inc. (a Veritas Corporation subsidiary). Competitors of our Quality of Experience Assurance products include Brix, Ineoquest, JDS Uniphase, Agilent Technologies, Tektronix and Telchemy. In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

        The determination of the existence and cost of any additional contamination could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur additional unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owner's claims and any related governmental action may expose us to material liability and could significantly harm our business.

  Our operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world

        In January 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive's enforcement date, to customers within the European Union.

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

  Our sales and our cost may be affected by the ongoing movement towards environmentally friendly manufacturing ("green" manufacturing)

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following are our principal facilities as of June 29, 2008:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose , CA	Headquarters, Manufacturing	Leased	All
Aguadilla, Puerto Rico	Manufacturing	Leased	All but QoE
Beverly, MA	Manufacturing	Owned (no encumbrances)	All but QoE
Santa Rosa, CA	TT&M Division Headquarters, Manufacturing	Leased	TT&M
Boulder, CO	Manufacturing	Leased	TT&M

        We also lease other facilities in the United States, Europe, and Asia to support research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.    Legal Proceedings

        We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission's Voluntary Cleanup Program (the "Voluntary Cleanup Program") to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.) , seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of June 29, 2008, we had an accrual of $0.3 million for remediation costs and other ongoing monitoring costs.

        In November 2007, we signed an Order of Consent with the United States Environmental Protection Agency ("EPA") for an offer of settlement of $27,531 for our proportionate share of the cleanup costs incurred or to be incurred in connection with the Malone Superfund Site in Texas. The Malone Disposal Service company was previously used by Austron Datum for treatment and storage of certain hazardous substances. In consideration for the agreement to pay the settlement amount, the EPA agreed to not sue or take further administrative actions against us unless it is later determined by the EPA that our volume contribution of hazardous substance exceeded the de minimis amount stated by the EPA in the settlement offer. To date, the EPA has not finalized the Order of Consent.

        We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol "SYMM". We had approximately 1,018 stockholders of record as of August 31, 2008.

        The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended July 1, 2007
First Quarter	$8.13	$6.60
Second Quarter	9.31	7.81
Third Quarter	9.40	7.70
Fourth Quarter	8.92	7.44
Year ended June 29, 2008
First Quarter	$8.45	$4.45
Second Quarter	5.25	4.00
Third Quarter	4.73	3.15
Fourth Quarter	4.57	3.49

        Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

        The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

  Stock Repurchase Program

        On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During fiscal 2008, we repurchased 2.0 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.3 million. No stock was repurchased in the fourth quarter of fiscal 2008. As of June 29, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

        A further 53,729 shares were repurchased with an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock. Also, upon termination of certain employees, 126,518 shares of restricted stock were forfeited pursuant to existing agreements.

  Comparative Stock Performance

        The graph below compares the cumulative total stockholders' return on our common stock for the last five fiscal years with the total return on the S&P 500 Index and the S&P Technology Sector over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the S&P Information Technology Index, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symmetricom, Inc., The S&P 500 Index
And The S&P Information Technology Index

*$100 invested on June 30, 2003 in stock & index-including reinvestment of dividends. Fiscal year ending June 29, 2008.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2008 Dow Jones & Co. All rights reserved.

Item 6.   Selected Financial Data

        The following selected consolidated financial data for the fiscal years ended June 29, 2008, July 1, 2007, July 2, 2006, July 3, 2005 and June 27, 2004 should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$208,052	$208,380	$176,112	$179,388	$163,310
Operating income (loss)(1),(2),(3)	(19,603)	9,238	(4,166)	18,180	(5,415)
Income (loss) before income taxes and discontinued operations	(20,255)	13,646	(1,671)	19,288	(5,692)
Income (loss) from continuing operations(4)	(14,589)	6,058	(857)	17,210	(3,167)
Gain from discontinued operations, net of tax(5)	121	242	921	985	949
Net earnings (loss)	(14,468)	6,300	64	18,195	(2,218)
Basic earnings (loss) per share from continuing operations	(0.33)	0.13	(0.02)	0.38	(0.07)
Basic earnings per share from discontinued operations	—	0.01	0.02	0.02	0.02
Basic net earnings (loss) per share	(0.33)	0.14	—	0.40	(0.05)
Diluted earnings (loss) per share from continuing operations	(0.33)	0.13	(0.02)	0.37	(0.07)
Diluted earnings per share from discontinued operations	—	0.01	0.02	0.02	0.02
Diluted net earnings (loss) per share	(0.33)	0.14	—	0.39	(0.05)

	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$378,569	$409,187	$392,441	$391,751	$247,334
Long-term obligations	59,855	125,550	126,670	126,967	8,827
Stockholders' equity	216,139	236,336	224,522	226,891	196,921

(1)
During fiscal 2008, we recorded an impairment charge of $6.5 million in goodwill and $7.8 million in intangible assets related to our Quality of Experience Assurance business segment.

(2)
During fiscal 2006, we recorded an impairment charge of $7.0 million in goodwill and $1.2 million in intangible assets related to our Wireless/OEM business segment.

(3)
During fiscal 2004, we recorded integration and restructuring charges of $8.2 million in acquisition-related costs and other restructuring expense related to our Datum and TrueTime acquisitions in fiscal 2003.

(4)
During fiscal 2007, we recorded an expense of $3.4 million for the income tax effect of the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc., which were acquired on January 2, 2007.

(5)
Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing/Other business segment was discontinued in the third quarter of fiscal 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

Overview

        Symmetricom is a leading supplier of precise timing standards to industry, government, utilities, research centers and aerospace markets. We also supply QoE (Quality of Experience) solutions that enable communication service providers to monitor the performance, as perceived by end users, of IP-based video and other next generation network applications. Timing and synchronization products and services include network synchronization systems and timing elements used by network operators and users, governments and professional services. Such products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and cable networks enabling our customers to increase the reliability of their networks in today's evolving communications environment.

        Symmetricom's customers include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, communications original equipment manufacturers (OEMs), aerospace contractors, governments and research facilities.

        Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2006 through 2008 were 52-week fiscal years.

        During the fourth quarter of fiscal 2008, we integrated our Quality of Experience Assurance business segment into our Telecom Solutions Division. In addition, during fiscal 2008, we recorded an impairment of $6.5 million in goodwill and $7.8 million in intangibles for the Quality of Experience Assurance business segment.

        On June 30, 2008, we offered to purchase for cash, on a pro rata basis, approximately $63.1 million aggregate principal amount of our 3.25% Contingent Convertible Subordinated Notes due 2025 ("the Notes"), at a purchase price equal to $990.00 per $1,000.00 of the principal amount of the Notes, plus accrued and unpaid interest. On July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding.

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

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company's product portfolio. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

  Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

        We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management's judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations. This analysis is updated on a quarterly basis.

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

  Inventory Valuation

        Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management's estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management's estimates related to current economic trends, future demand and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

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

        In July 2006, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We submitted a ruling request to the Internal Revenue Service to confirm the tax-free treatment in February 2008. Ruling requests of this nature are considered routine and management believes that it is probable that the ruling will be granted.

        If the ruling is granted, Symmetricom Puerto Rico would be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, the profits of Symmetricom Puerto Rico would be currently taxable for federal income tax purposes. If granted, the ruling would result in no changes to our tax provision as reported in our fiscal years 2007 and 2008 annual reports.

        If the ruling is not granted, then:

  •
  We would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million related to the July 2006 restructuring transaction with respect to our fiscal year 2007;

  •
  Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.;

  •
  Our fiscal year 2007 tax provision would be reduced by $3.0 million while our deferred tax assets would increase by approximately the same amount; and

  •
  Our fiscal year 2008 tax provision would be reduced by $1.5 million while our deferred tax assets would increase by approximately the same amount.

        The above three items would be reported in the fiscal year and quarter in which the request for IRS confirmation of tax-free treatment of the July 2006 restructuring was denied. The net result of such a denial would be an increased tax provision of approximately $10.7 million while our deferred tax assets would decrease by approximately the same amount.

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

        On July 2, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

  Short-term Investments

        Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments are classified as available-for-sale. These securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

        Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        During fiscal 2008, we recorded $3.7 million in losses related to short-term investments. See the "Liquidity and Capital Resources" section below for additional information regarding this loss and our determination of the fair value of these investments at June 29, 2008, and related subsequent events.

  Valuation of Goodwill

        We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using a discounted cash flow valuation methodology. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired; thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

        In the fourth quarter of the fiscal 2008, as a result of our annual impairment test, we recorded a non-cash impairment charge of approximately $14.3 million for the full write-down of the goodwill ($6.5 million) and intangible assets ($7.8 million) recorded in connection with the acquisition in January 2007 of QoSmetrics S.A. and the acquisition of certain technology assets in June 2007 from Genista Corporation, which were integrated with the Company's Quality of Experience Assurance business segment. The impairment charge reflects a change in business expectations which include lower than expected market acceptance for the Quality of Experience Assurance products.

        In the fourth quarter of fiscal 2008, we initiated a review of its Quality of Experience Assurance business model, resulting in the elimination of a separate Quality of Experience Assurance Division and its integration with the Telecom Solutions Division. Subsequent to this review, during our annual impairment test, we determined that the carrying amount of our Quality of Experience Assurance reporting unit exceeded its fair value, resulting in a goodwill impairment charge of approximately $6.5 million taken in the fourth quarter of fiscal 2008. We determined the fair value of the Quality of Experience Assurance reporting unit using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. Our estimates resulted from an updated long-term financial outlook for this reporting unit as of the fourth quarter of fiscal 2008.

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

        In the fourth quarter of fiscal 2008, as a result of our annual impairment test of goodwill (See above—Valuation of Goodwill) and using a non discounted cash flow method, we recorded a non-cash impairment charge of approximately $7.8 million for the write-down of the intangible assets recorded in connection with the acquisition in January 2007 of QoSmetrics S.A. and the acquisition of certain technology assets in June 2007 from Genista Corporation, which were integrated with the Company's Quality of Experience Assurance business segment.

Fiscal Year 2009 Outlook

        During fiscal year 2008, revenue for two large customers (which each comprise more than 10% of our revenue) was lower than the prior year in which these customers began an upgrade cycle to replace their legacy equipment. Revenue for fiscal year 2009 from these two customers may not increase or continue at the fiscal year 2008 level. We anticipate that in fiscal 2009 our cable business within the Wireline Products segment will become a greater percentage of total revenue compared to fiscal 2008. We expect fluctuations in quarterly revenue, as the upgrade projects undertaken by our customers are not systematic.

        We anticipate that gross margin in fiscal 2009 will increase compared to fiscal 2008 due to lower manufacturing costs as a result of increased outsourcing to China, favorable product sales mix and lower period costs.

        We expect the pace of operating expense growth for fiscal year 2009 to be consistent with the prior year due to reduced spending levels in our Quality of Experience Assurance business segment, which we combined with our Telecom Solutions Division during fiscal 2008, and lower research and development expenses due to the elimination of our Austin, Texas facility.

        We expect revenues for fiscal year 2009 to be between $230 million and $240 million and earnings to be between $0.20 and $0.26 per share, on a fully diluted basis. For the first quarter of fiscal 2009, we expect revenues to be between $55 million and $60 million and earnings to be in the range of $0.01 to $0.05 cents per share.

Results of Operations

        The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net revenue
Telecom Solutions Division:
Wireline Products	43.6%	45.1%	45.8%
Wireless/OEM Products	11.1%	12.8%	13.6%
Global Services	7.4%	7.0%	7.1%
Quality of Experience Assurance	0.8%	0.2%	—%
Timing, Test and Measurement Division	37.1%	34.9%	33.5%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	54.7%	52.7%	52.0%
Amortization of purchased technology	1.6%	1.6%	2.1%
Impairment of intangible assets	2.7%	—%	0.7%
Integration and restructuring charges	0.3%	0.1%	0.6%
Gross profit	40.7%	45.6%	44.6%
Operating expenses:
Research and development	13.4%	11.4%	10.7%
Selling, general and administrative	31.6%	29.1%	32.0%
Acquired in-process research and development	—%	0.1%	—%
Amortization of intangible assets	0.5%	0.4%	0.3%
Integration and restructuring charges	0.5%	0.2%	—%
Impairment of goodwill	3.1%	—%	4.0%
Impairment of intangible assets	1.0%	—%	—%
Operating income (loss)	(9.4)%	4.4%	(2.4)%
Gain on sale of asset	0.3%	—%	—%
Loss on short-term investments	(1.8)%	—%	—%
Interest income	3.4%	4.4%	4.2%
Interest expense	(2.3)%	(2.3)%	(2.8)%
Income (loss) before income taxes	(9.7)%	6.5%	(1.0)%
Income tax provision (benefit)	(2.7)%	3.6%	(0.5)%
Income (loss) from continuing operations	(7.0)%	2.9%	(0.5)%
Gain from discontinued operations, net of tax	0.1%	0.1%	0.5%
Net Income (loss)	(7.0)%	3.0%	—%

Fiscal Years Ended June 29, 2008 and July 1, 2007

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Net Revenue (dollars in thousands):
Wireline Products	$90,708	$93,908	$(3,200)	(3.4)%
Wireless/OEM Products	23,025	26,672	(3,647)	(13.7)
Global Services	15,408	14,627	781	5.3
Quality of Experience Assurance	1,666	501	1,165	232.5
Timing, Test and Measurement Division	77,245	72,672	4,573	6.3

Total Net Revenue	$208,052	$208,380	$(328)	(0.2)%
Percentage of Revenue	100.0%	100.0%

        Net revenue consists of sales of products, software licenses and services. Net revenue decreased slightly by $0.3 million or 0.2% in fiscal 2008 compared to fiscal 2007. Revenue from the Timing, Test and Measurement Division increased $4.6 million or 6.3% primarily due to higher sales to the government for communication and electronic system programs in the intelligence community. Revenue for the Quality of Experience Assurance segment, which was formed on January 2, 2007, increased $1.2 million or 232.5% in fiscal 2008 due primarily to a field deployment to a customer in Russia. Revenues from the Global Services segment increased by $0.8 million, or 5.3%, primarily due to higher installation service revenue. Wireless/OEM Products revenue decreased by $3.6 million, or 13.7%, in fiscal 2008 due to a reduction in purchases from two major OEM customers. Wireline Products revenue declined $3.2 million, or 3.4%, due to a reduction in purchases from two major domestic customers, which each comprise 10% of our total revenue.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Gross Profit (dollars in thousands):
Wireline Products	$47,041	$53,810	$(6,769)	(12.6)%
Wireless/OEM Products	6,199	7,157	(958)	(13.4)
Global Services	4,183	3,991	192	4.8
Quality of Experience Assurance	1,226	398	828	208.0
Timing, Test and Measurement Division	35,632	33,188	2,444	7.4
Other cost of sales	(9,635)	(3,542)	(6,093)	172.0

Total Gross Profit	$84,646	$95,002	$(10,356)	(10.9)%
Percentage of Revenue	40.7%	45.6%

        Gross profit, decreased $10.4 million or 10.9% during fiscal 2008 compared to the prior year. Gross profit for Wireline Products decreased by $6.8 million, or 12.6%. This decrease was higher than the revenue decrease of 3.4% and was primarily due to a less favorable sales mix and higher costs for warranty and excess and obsolete inventory. Gross profit for the Wireless/OEM Products decreased by $1.0 million, or 13.4%. This decrease was fairly consistent with the revenue decrease of 13.7% for the same period. Gross profit for Global Services increased $0.2 million or 4.8%, which was slightly below the 5.3% revenue increase in the prior year due to unfavorable sales mix for higher cost services. Gross profit for the Quality of Experience Assurance segment increased by $0.8 million, or 208.0%. This increase was consistent with the revenue increase. Gross profit for the Timing, Test and Measurement Division increased by $2.4 million or 7.4%. This increase was higher than the revenue increase of 6.3% and due primarily to lower manufacturing variances and period costs related to higher volume.

        Other cost of sales increased $6.1 million or 172.0% primarily due to a $5.7 million charge for impairment of technology-related intangible assets for the Quality of Experience Assurance business segment. We also incurred higher costs for restructuring due to a reduction in force in our Puerto Rico manufacturing plant as a result of outsourcing production of some products to China. We anticipate a decline in other cost of sales for fiscal 2009 due to the impairment of intangible assets for the Quality of Experience Assurance segment taken in the fourth quarter of fiscal 2008, which will result in lower amortization costs going forward.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Research and development expense (dollars in thousands)	$27,887	$23,692	$4,195	17.7%
Percentage of Revenue	13.4%	11.4%

        Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. The $4.2 million increase in research and development expense included $3.5 million which was attributable to the full year impact of the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of the Quality of Experience Assurance segment, as well as the October 2, 2006 acquisition of Timing Solutions Corporation ("TSC"). Other increases related to spending for the implementation of a development facility in China as well as increases in salaries and consulting expenses.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Selling, general and administrative (dollars in thousands)	$65,693	$60,543	$5,150	8.5%
Percentage of Revenue	31.6%	29.1%

        Selling, general and administrative expense, consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and related facility costs and part of the amortization expenses of our intangible assets. The $5.2 million or 8.5% increase in selling, general and administrative expenses was primarily attributable to the $0.6 million expense increase for the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of Quality of Experience Assurance, and $2.3 million of costs for the investigation of accounting issues and the restatement related to the raw material inventory accrual account, and severance related costs of $2.0 million. The remaining increase was due to salaries and benefits substantially offset by lower costs on bonus compensation.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Amortization of intangible assets (dollars in thousands)	$958	$792	$166	21.0%
Percentage of Revenue	0.5%	0.4%

        Amortization of intangible assets increased in fiscal 2008 compared to fiscal 2007 due to the acquisitions of TSC and QoSmetrics S.A. that occurred in the second and third quarters of fiscal 2007, respectively. We anticipate a decline in the amortization of intangible assets for fiscal 2009 due to the impairment of intangible assets charge for the Quality of Experience Assurance segment taken in the fourth quarter of fiscal 2008, which will result in lower amortization costs.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Integration and restructuring charges (dollars in thousands)	$1,094	$549	$545	99.3%
Percentage of Revenue	0.5%	0.3%

        Integration and restructuring charges: Administrative-related integration and restructuring charges increased $0.5 million for fiscal 2008 and related to the shutdown of the Austin, Texas engineering facility.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Impairment of goodwill (dollars in thousands)	$6,513	$—	$6,513	100.0%
Percentage of Revenue	3.1%	—%

        Impairment of goodwill charges of $6.5 million in fiscal year 2008 were related to the Quality of Experience Assurance business segment impairment.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Impairment of intangible assets (dollars in thousands)	$2,104	$—	$2,104	100.0%
Percentage of Revenue	1.0%	—%

        Impairment of intangible assets charges of $2.1 million in fiscal year 2008 were related to the Quality of Experience Assurance business segment impairment for non-technology intangible assets.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Gain on sale of asset (dollars in thousands)	$700	$—	$700	100.0%
Percentage of Revenue	0.3%	—%

        Gain on sale of asset: In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Loss on short-term investments (dollars in thousands)	$(3,728)	$—	$(3,728)	100.0%
Percentage of Revenue	(1.8)%	—%

         Loss on short-term investments:    During fiscal 2008, we determined that a decline in the fair value of one of our short-term investments was other than temporary. As a result, we recognized a $3.2 million other-than temporary loss for fiscal 2008. In addition, we sold a short-term investment and realized a $0.5 million loss. See the "Liquidity and Capital Resources" section below for additional information regarding these losses and our determination of fair value at June 29, 2008.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Interest income (dollars in thousands)	$7,123	$9,231	$(2,108)	(22.8)%
Percentage of Revenue	3.4%	4.4%

        Interest income decreased $2.1 million in fiscal 2008 compared to the prior year due to lower interest rates and lower cash and short term investment balances. We expect a decrease in our interest income in fiscal 2009 as a result of a lower cash balance resulting from our repurchase of $63.1 million of our Notes in the first quarter of fiscal 2009.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Interest expense (dollars in thousands)	$(4,747)	$(4,823)	$76	(1.6)%
Percentage of Revenue	(2.3)%	(2.3)%

        Interest expense consists primarily of interest on our Notes and interest on our capital lease for our headquarters building in San Jose, California. We anticipate a decline in interest expense in fiscal 2009 resulting from our repurchase of $63.1 million of our Notes in the first quarter of fiscal 2009.

	Year ended
	June 29, 2008	July 1, 2007	$ Change	% Change
Income tax expense (benefit) (dollars in thousands)	$(5,666)	$7,588	$(13,254)	(174.7)%
Percentage of Revenue	(2.7)%	3.6%

        Income tax expense (benefit) was a $5.7 million benefit in fiscal 2008, compared to an income tax provision of $7.6 million in fiscal 2007. The changes in the provision were due to a combined goodwill and intangible impairment charge of $14.3 million taken in the fourth quarter of fiscal 2008, a loss on investments of $3.7 million and an operating loss in fiscal 2008 compared to operating income in fiscal 2007. Our effective tax rate in fiscal 2008 was 28.0%, compared to an effective tax rate of 55.6% in the prior year. The higher effective tax rate in fiscal 2007 was attributable to a tax expense of $3.4 million related to the liquidations of QoSmetrics S.A. and QoSmetrics Inc.

        As described above under Critical Accounting Estimates—Accounting for Income Taxes, we have submitted a ruling request to the Internal Revenue Service to confirm the tax-free treatment of our July 2006 restructuring related to our Puerto Rico subsidiary. Ruling requests of this nature are considered routine and management believes that it is probable that the ruling will be granted.

Fiscal Years Ended July 1, 2007 and July 2, 2006

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Net Revenue (dollars in thousands):
Wireline Products	$93,908	$80,636	$13,272	16.5%
Wireless/OEM Products	26,672	23,893	2,779	11.6
Global Services	14,627	12,539	2,088	16.7
Quality of Experience Assurance Division	501	—	501	100.0
Timing, Test and Measurement Division	72,672	59,044	13,628	23.1

Total Net Revenue	$208,380	$176,112	$32,268	18.3%
Percentage of Revenue	100.0%	100.0%

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

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Gross Profit (dollars in thousands):
Wireline Products	$53,810	$44,705	$9,105	20.4%
Wireless/OEM Products	7,157	5,190	1,967	37.9
Global Services	3,991	6,334	(2,343)	(37.0)
Quality of Experience Assurance Division	398	—	398	100.0
Timing, Test and Measurement Division	33,188	28,258	4,930	17.4
Other cost of sales	(3,542)	(5,975)	2,433	(40.7)

Total Gross Profit	$95,002	$78,512	$16,490	21.0%
Percentage of Revenue	45.6%	44.6%

        Gross profit, excluding other cost of sales, increased $14.1 million in fiscal year 2007, or 16.6%, compared to fiscal year 2006. Gross profit for the Wireline products increased by $9.1 million or 20.4%, which was higher than the 16.5% revenue increase for the same period. This was due primarily to increased sales of newer higher margin products. Gross profit for the Wireless/OEM products increased by $2.0 million or 37.9%, which was higher than the revenue increase of 11.6% (due to increased sales of higher margin products and selling price increases). Gross profit for Global Services decreased by $2.3 million or 37.0%, as compared to the revenue increase of 16.7% for the same period. This was due primarily to the large volume increase in installation services, which has a lower margin. Also, in the prior year, a high margin repair project for a major customer occurred which was not repeated in fiscal year 2007. Gross profit for the Timing, Test and Measurement Division increased by $4.9 million or 17.4%, which was lower than the revenue increase of 23.1% for the same period. This was due primarily to the addition of the lower margin products acquired from TSC on October 2, 2006. Gross profit for the newly formed Quality of Experience Assurance Division was $0.4 million.

        Gross profit due to other cost of sales, for fiscal year 2007 was $2.4 million higher than fiscal year 2006 primarily due to the $1.2 million impairment charge for the write down of other intangibles principally related to our Wireless/OEM in fiscal 2006 and integration and restructuring charges which were $0.9 million higher in fiscal year 2006 versus fiscal year 2007 due to the acquisition of Agilent Technologies' Frequency and Timing Standards product line.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Research and development expense (dollars in thousands)	$23,692	$18,836	$4,856	25.8%
Percentage of Revenue	11.4%	10.7%

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

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Selling, general and administrative (dollars in thousands)	$60,543	$56,357	$4,186	7.4%
Percentage of Revenue	29.1%	32.0%

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

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Amortization of intangible assets (dollars in thousands)	$792	$522	$270	51.7%
Percentage of Revenue	0.4%	0.3%

        Amortization of intangible assets increased $0.3 million in fiscal year 2007 over fiscal year 2006 due to the acquisitions of TSC and QoSmetrics.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Integration and restructuring charges (dollars in thousands)	$549	$—	$549	100.0%
Percentage of Revenue	0.3%	—%

        Integration and restructuring charges were $0.5 million in fiscal year 2007 for the acquisitions of TSC and QoSmetrics. There were no such charges in fiscal 2006.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Interest income (dollars in thousands)	$9,231	$7,478	$1,753	23.4%
Percentage of Revenue	4.4%	4.2%

        Interest income increased to $9.2 million in fiscal 2007 compared to $7.5 million in fiscal year 2006 due to higher average interest rates experienced in fiscal year 2007, which was approximately 5.3%, versus fiscal year 2006, which was 4.3%. The average cash and short-term investment balance was fairly consistent in fiscal 2007 and fiscal 2006.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Interest expense (dollars in thousands)	$(4,823)	$(4,983)	$160	(3.2)%
Percentage of Revenue	(2.3)%	(2.8)%

        Interest expense consists primarily of interest on our capital lease for our headquarters building in San Jose, California and interest for our 3.25% convertible notes. Interest expense decreased 3.2% to

$4.8 million in fiscal year 2007 from $5.0 million in fiscal year 2006 due primarily to lower capital lease costs.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Income tax expense (benefit) (dollars in thousands)	$7,588	$(814)	$8,402	(1,032.2)%
Percentage of Revenue	3.6%	(0.5)%

        Income tax expense (benefit), increased to $7.6 million in fiscal year 2007 compared to a benefit of ($0.8) million in fiscal year 2006. The income tax provision for fiscal year 2007 includes $3.4 million related to the planned legal entity liquidation of QoSmetrics S.A. and QoSmetrics, Inc., which were both acquired on January 2, 2007.

	Year ended
	July 1, 2007	July 2, 2006	$ Change	% Change
Gain from discontinued operations, net of tax (dollars in thousands)	$242	$921	$(679)	(73.7)%
Percentage of Revenue	0.1%	0.5%

         Discontinued operations:    During fiscal year 2007, we discontinued the operation of the Specialty Manufacturing/Other business segment and the results, net of tax, are reflected in the results of operations for fiscal years 2007 and 2006.

Key Operating Metrics

        Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal year 2008 with fiscal year 2007, are listed below.

  Sales backlog:

        Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $58.4 million as of June 29, 2008, compared to $51.9 million as of July 1, 2007. Our backlog, which is shippable within the next six months, was $47.1 million as of June 29, 2008, compared to $43.4 million as of July 1, 2007.

  Contract revenue:

        Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of June 29, 2008, we had approximately $9.5 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.3 million in contract revenue that was to be performed and recognized within the following 36 months as of July 1, 2007. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

        As of June 29, 2008, working capital was $151.5 million, compared to $217.1 million as of July 1, 2007. Cash and cash equivalents as of June 29, 2008 increased $104.8 million to $142.4 million from $37.6 million as of July 1, 2007. This increase was primarily the result of a shift from short-term investments to cash and cash equivalents. As a result, short-term investments decreased from $138.6 million as of July 1, 2007 to $21.9 million as of June 29, 2008.

        The $12.2 million net cash provided by operating activities in fiscal 2008 was impacted by the following factors: net loss of $14.5 million offset by impairment of goodwill and intangible assets of $14.3 million related to the Quality of Experience Assurance business segment, non-cash expenses related to depreciation and amortization of $10.6 million and stock-based compensation of $5.0 million, which was partially offset by a $6.6 million increase in deferred income tax and $3.7 million decrease in accounts payable. The $106.0 million net cash provided by investing activities in fiscal 2008 was primarily attributable to $137.3 million in maturities of short-term investments. This was partially offset by $25.9 million in purchases of short-term investments. The $13.2 million net cash used for financing activities was primarily attributable to $9.5 million used to repurchase common stock and $3.9 million to repay long-term obligations.

        Our total capital spending commitments outstanding as of June 29, 2008 were approximately $0.8 million. Days sales outstanding in accounts receivable was 59 days as of June 29, 2008, unchanged from July 1, 2007.

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

  Other-than Temporary Impairment on Investment

        In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment's portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (SIV) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom was one. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009.

  Loss on Sale of Short-term Investment

        In the fourth quarter of fiscal 2007, we purchased corporate securities with a $3.0 million par value maturing on March 12, 2010. In April 2008, we sold the investment for $2.5 million, rather than risk further loss, and recognized a $0.5 million loss in the fourth quarter of fiscal 2008.

  Wells Fargo Line of Credit

        On May 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association to obtain a revolving line of credit up to $5.0 million to be used as working capital. The line of credit contains certain financial covenants and restrictions. At the end of the first quarter of fiscal 2008, we were not in compliance with one of the covenants under the agreement, which requires us to reflect a net profit on a quarterly basis. Subsequently, the bank issued a waiver to us on October 29, 2007 concerning this covenant for the first quarter. No borrowings under this facility were outstanding as of September 30, 2007. On November 1, 2007 the line of credit expired, and we did not renew it because we determined it was no longer needed due to our current liquidity position.

  Convertible Subordinated Notes

        On June 8, 2005, we sold $120.0 million of Notes, which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

        The Notes are convertible, at the holder's option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

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

        On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing the Notes. The notice stated that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violated certain provisions of the indenture. The acceleration letter declared that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, was immediately due and payable. This notice of acceleration related to the trustee's and certain bondholders' previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violated provisions of the indenture.

        On June 17, 2008, we filed our Form 10-Q for the quarter ended December 30, 2007 and our Form 10-Q for the quarter ended March 30, 2008, as well as other filings related to our restatement of financial results for fiscal years and interim periods from June 30, 2002 to July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007.

        On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the notes, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded the acceleration notice received by Symmetricom on May 7, 2008.

        In connection with the issuance of the Notes, Symmetricom initially recorded bond fees of approximately $4.0 million, which were amortized using the straight-line method over a period of seven years ending in fiscal 2012. As of June 29, 2008, $2.2 million of unamortized costs was remaining. As a result of the tender offer, $1.2 million of this unamortized cost was expensed in the first quarter of fiscal 2009.

  Massachusetts Development Finance Agency Bond

        In connection with the acquisition of Datum in October 2002, we assumed Datum's liability relating to an industrial development bond that was issued by the Massachusetts Development Finance Agency on May 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. In the second quarter of fiscal 2008 we paid off the bond.

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

        We incur purchase commitments during our normal course of business. As of June 29, 2008, our principal commitments totaled $19.2 million and related primarily to commitments to purchase inventory.

        The following table summarizes our contractual cash obligations as of June 29, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Convertible subordinate notes	$120,000	$63,120	$—	$56,880	$—
Operating leases obligations(1)	31,250	3,249	8,016	8,229	11,756
Purchase obligations	19,280	18,983	213	78	6
Capital lease obligations(2)	1,326	1,326	—	—	—
Post-retirement benefits liabilities(3)	281	37	68	60	116
Conditional grant	109	109	—	—	—
Lease loss accrual	86	44	40	2	—

Total	$172,332	$86,868	$8,337	$65,249	$11,878

(1)
Operating lease obligation is net of the lease loss accrual

(2)
Capital lease obligation includes interest

(3)
Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this statement will result in a change to any of our current accounting practices.

        In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for us beginning June 28, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning June 30, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that SFAS No. 157 will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

        As of June 29, 2008, we had short-term investments of $21.9 million. These investments are mainly in corporate debt securities that have maturity dates of greater than three months. These corporate debt securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 29, 2008, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than 36 months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. The possibility exists that some of these issues may be downgraded as a result of disruptions in the credit market; however, we believe that we currently have the ability and currently intend to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

        On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

        Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business in various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. A hypothetical 10% adverse change in sterling or Euro against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

  Supplementary quarterly financial data (unaudited):

        The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the years ended June 29, 2008 and July 1, 2007. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2008
Net revenue	$50,735	$48,843	$51,469	$57,005
Gross profit	21,900	21,796	21,970	18,980
Operating loss	(1,455)	(562)	(1,135)	(16,451)
Income (loss) before income taxes and discontinued operations	(440)	480	(1,691)	(18,604)
Income (loss) from continuing operations	(311)	201	(918)	(13,561)
Gain on discontinued operations	68	15	7	31
Net income (loss)	(243)	216	(911)	(13,530)
Basic earnings (loss) per share from continuing operations	(0.01)	—	(0.02)	(0.30)
Basic net earnings (loss) per share	(0.01)	—	(0.02)	(0.30)
Diluted earnings (loss) per share from continuing operations	(0.01)	—	(0.02)	(0.30)
Diluted net earnings (loss) per share	(0.01)	—	(0.02)	(0.30)
Fiscal Year 2007
Net revenue	$47,260	$51,761	$51,943	$57,416
Gross profit	22,125	21,717	24,755	26,405
Operating income	3,906	2,200	2,356	776
Income before income taxes and discontinued operations	5,054	3,382	3,360	1,850
Income (loss) from continuing operations	3,379	2,501	(1,229)	1,407
Gain (loss) on discontinued operations	474	260	(349)	(143)
Net income (loss)	3,853	2,761	(1,578)	1,264
Basic earnings (loss) per share from continuing operations	0.07	0.05	(0.02)	0.03
Basic earnings (loss) per share from discontinued operations	0.01	0.01	(0.01)	—
Basic net earnings (loss) per share	0.08	0.06	(0.03)	0.03
Diluted earnings (loss) per share from continuing operations	0.07	0.05	(0.02)	0.03
Diluted earnings (loss) per share from discontinued operations	0.01	0.01	(0.01)	—
Diluted net earnings (loss) per share	0.08	0.06	(0.03)	0.03

SYMMETRICOM, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

        We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the "Company") as of June 29, 2008, and July 1, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 29, 2008. Our audits also included the financial statement schedule listed in the index at Item 15, Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2008, and July 1, 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, during fiscal 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated September 10, 2008, expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2008

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 29, 2008	July 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$142,419	$37,587
Short-term investments	21,910	138,559
Accounts receivable, net of allowance for doubtful accounts of $731 in 2008 and $1,107 in 2007	36,682	37,368
Inventories, net	38,273	38,957
Note receivable from employee	—	500
Prepaids and other current assets	14,402	11,094

Total current assets	253,686	264,065
Property, plant and equipment, net	25,036	26,626
Goodwill	48,144	54,706
Other intangible assets, net	7,191	17,730
Deferred taxes and other assets	44,512	46,060

Total assets	$378,569	$409,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,018	$12,949
Accrued compensation	13,582	13,936
Accrued warranty	3,801	3,374
Other accrued liabilities	11,233	15,161
Current maturities of long-term obligations	64,515	1,547

Total current liabilities	102,149	46,967
Long-term obligations	59,855	125,550
Deferred income taxes	426	334

Total liabilities	162,430	172,851

Commitments and contingencies (Notes 11 and 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,395 shares issued and 44,925 outstanding in 2008; 48,959 shares issued and 46,528 outstanding in 2007	182,201	187,070
Accumulated other comprehensive income (loss)	(60)	403
Retained earnings	33,998	48,863

Total stockholders' equity	216,139	236,336

Total liabilities and stockholders' equity	$378,569	$409,187

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net revenue.	$208,052	$208,380	$176,112
Cost of products and services	113,771	109,837	91,626
Amortization of purchased technology	3,343	3,317	3,622
Impairment of intangible assets	5,658	—	1,198
Integration and restructuring charges	634	224	1,154

Gross profit	84,646	95,002	78,512
Operating expenses:
Research and development	27,887	23,692	18,836
Selling, general and administrative	65,693	60,543	56,357
Acquired in-process research and development	—	188	—
Amortization of intangible assets	958	792	522
Integration and restructuring charges	1,094	549	—
Impairment of goodwill	6,513	—	6,963
Impairment of intangible assets	2,104	—	—

Operating income (loss)	(19,603)	9,238	(4,166)
Gain on sale of asset (Note 18)	700	—	—
Loss on short-term investments	(3,728)	—	—
Interest income	7,123	9,231	7,478
Interest expense	(4,747)	(4,823)	(4,983)

Income (loss) before income taxes and discontinued operations	(20,255)	13,646	(1,671)
Income tax provision (benefit)	(5,666)	7,588	(814)

Income (loss) from continuing operations	(14,589)	6,058	(857)
Gain from discontinued operations, net of tax	121	242	921

Net income (loss)	$(14,468)	$6,300	$64

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.33)	$0.13	$(0.02)
Earnings from discontinued operations	—	0.01	0.02

Net earnings (loss)	$(0.33)	$0.14	$—

Weighted average shares outstanding—basic	44,461	45,572	45,913

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.33)	$0.13	$(0.02)
Earnings from discontinued operations	—	0.01	0.02

Net earnings (loss)	$(0.33)	$0.14	$—

Weighted average shares outstanding—diluted	44,461	46,389	46,791

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)
				Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at July 3, 2005	46,329	$184,292	$100	$42,499	$226,891	$18,296

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	402	1,904	—	—	1,904	—
Restricted stock issued	220	—	—	—	—	—
Repurchase of common stock	(1,172)	(9,712)	—	—	(9,712)	—
Restricted stock canceled	(36)	—	—	—	—	—
Stock option income tax benefit	—	592	—	—	592	—
Stock-based compensation	—	4,620	—	—	4,620	—
Comprehensive income:
Income (loss) from continuing operations	—	—	—	(857)	(857)	(857)
Gain from discontinued operations, net of tax of $521	—	—	—	921	921	921
Unrealized gain on short-term investments, net of taxes	—	—	67	—	67	67
Cumulative adjustments to foreign currency translation, net of taxes	—	—	96	—	96	96

Balance at July 2, 2006	45,743	181,696	263	42,563	224,522	227

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	556	2,749	—	—	2,749	—
Restricted stock issued	725	—	—	—	—	—
Repurchase of common stock	(512)	(3,993)	—	—	(3,993)	—
Restricted stock canceled	(20)	—	—	—	—	—
Exercise of warrants, (net)	36	—	—	—	—	—
Stock option income tax benefit	—	225	—	—	225	—
Stock-based compensation	—	6,393	—	—	6,393	—
Comprehensive income:
Income from continuing operations	—	—	—	6,058	6,058	6,058
Gain from discontinued operations, net of tax of $167	—	—	—	242	242	242
Unrealized gain on short-term investments, net of taxes	—	—	124	—	124	124
Cumulative adjustments to foreign currency translation, net of taxes	—	—	16	—	16	16

Balance at July 1, 2007	46,528	187,070	403	48,863	236,336	6,440

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	50	205	—	—	205	—
Restricted stock issued	510	—	—	—	—	—
Repurchase of common stock	(2,037)	(9,549)	—	—	(9,549)	—
Restricted stock canceled	(126)	—	—	—	—	—
Stock option income tax expense	—	(480)	—	—	(480)	—
Stock-based compensation	—	4,955	—	—	4,955	—
Comprehensive income:
Loss from continuing operations	—	—	—	(14,589)	(14,589)	(14,589)
Gain from discontinued operations, net of tax of $71	—	—	—	121	121	121
Adjustment for FIN 48 adoption (See Note 10)	—	—	—	(397)	(397)
Unrealized loss on short-term investments, net of taxes	—	—	(338)	—	(338)	(338)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(125)	—	(125)	(125)

Balance at June 29, 2008	44,925	$182,201	$(60)	$33,998	$216,139	$(14,931)

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income (loss)	$(14,468)	$6,300	$64
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangibles	14,275	—	8,161
Acquired in-process research and development	—	188	—
Depreciation and amortization	10,649	9,605	9,966
Deferred income taxes	(6,567)	2,031	(2,136)
Loss on sale of short-term investment	479	—	—
Other than temporary impairment loss from short-term investment	3,249	—	—
Income tax expense related to QoSmetrics liquidations	—	3,110	—
Loss on disposal of fixed assets	180	10	211
Gain on sale of asset	(700)	—	—
Stock-based compensation	4,955	6,393	4,620
Stock option excess income tax benefit	(2)	(361)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	686	(3,134)	(3,966)
Inventories	684	(6,575)	(2,662)
Prepaids and other assets	1,267	(1,397)	1,579
Accounts payable	(3,715)	(835)	1,873
Accrued compensation	(570)	3,000	1,265
Other accrued liabilities	1,785	2,366	364

Net cash provided by operating activities	12,187	20,701	19,339

Cash flows from investing activities:
Acquisition and related costs, net of cash acquired	—	(23,385)	(8,032)
Purchase of intangible assets	(1,455)	(2,006)	—
Purchases of short-term investments	(25,945)	(225,368)	(175,425)
Maturities of short-term investments	137,349	193,603	158,349
Purchases of plant and equipment	(5,153)	(5,124)	(9,443)
Proceeds from note receivable from employee	500	—	—
Proceeds from sale of asset	700	—	—

Net cash provided by (used for) investing activities	105,996	(62,280)	(34,551)

Cash flows from financing activities:
Repayment of long-term obligations	(3,884)	(2,160)	(1,110)
Proceeds from issuance of common stock	205	2,749	1,904
Stock option excess income tax benefit	2	361	592
Repurchase of common stock	(9,549)	(3,993)	(9,712)

Net cash provided by (used for) financing activities	(13,226)	(3,043)	(8,326)

Effect of exchange rate changes in cash	(125)	16	96

Net increase (decrease) in cash and cash equivalents	104,832	(44,606)	(23,442)
Cash and cash equivalents at beginning of year	37,587	82,193	105,635

Cash and cash equivalents at end of year	$142,419	$37,587	$82,193

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(338)	$124	$67
Plant and equipment purchases included in accounts payable	170	329	445
Cash payments for:
Interest	$4,116	$4,266	$5,073
Income taxes	1,829	1,812	1,173

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

  Business

        Symmetricom, Inc., incorporated in the state of Delaware, is a leading supplier of precise timing standards to industry, government, utilities, research centers and aerospace markets. The company also supplies QoE (Quality of Experience) solutions that enable communication service providers to monitor the performance, as perceived by end users, of IP-based video and other next generation network applications. Timing and synchronization products and services include network synchronization systems and timing elements used by network operators and users, governments and professional services. Such products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and cable networks enabling our customers to increase the reliability of their networks in today's evolving communications environment.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries ("Symmetricom," "we," "our" or the "Company"). All significant intercompany accounts and transactions are eliminated.

  Fiscal Year

        Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2006 through 2008 were all 52-week fiscal years.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include:

  •
  Valuation of business combinations

  •
  Revenue recognition

  •
  Allowance for doubtful accounts

  •
  Inventory valuation

  •
  Accounting for income taxes

  •
  Valuation of short-term investments

  •
  Valuation of long-lived assets including goodwill and intangible assets

  •
  Stock based compensation

  •
  Warranty accrual

  •
  Accruals for contingent liabilities

        Actual results could differ from these estimates.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

  Short-term Investments

        Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments are classified as available-for-sale. These securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

        Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        During fiscal 2008, we recorded a loss of $3.7 million related to short-term investments. See Note 8—Short-term Investments.

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

  Inventories

        Inventories are stated at the lower-of-cost (first-in, first-out) or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management's estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

are management's estimates related to current economic trends, future demand and technological obsolescence. Inventories consist of:

	June 29, 2008	July 1, 2007
	(In thousands)
Raw materials	$16,753	$16,699
Work-in-process	10,162	12,250
Finished goods	11,358	10,008

Inventories	$38,273	$38,957

  Property, Plant and Equipment, Net

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 - 15 years, or life of lease if shorter
Machinery, equipment and computer software	3 - 7 years

        Property, plant and equipment consist of the following:

	June 29, 2008	July 1, 2007
	(In thousands)
Property, plant and equipment:
Land	$200	$200
Buildings and improvements	16,968	16,273
Machinery and equipment	31,926	29,253
Computer software	9,198	8,927
Leasehold improvements	18,081	17,690

	76,373	72,343
Accumulated depreciation and amortization	(51,337)	(45,717)

	$25,036	$26,626

        Building and improvements includes $9.0 million of costs capitalized under a capital lease for our facility in San Jose, California, which was completed in June 1997. As of June 29, 2008 and July 1, 2007, accumulated amortization for this facility totaled $8.4 million and $7.6 million, respectively.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        On July 2, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

  Goodwill and Other Intangible Assets

        We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Our accounting policy is to perform impairment tests in accordance with the SFAS No.142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances, for each reporting unit using a discounted cash flow valuation method. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company's product portfolio. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

        As discussed in Note 9, in the fourth quarter of fiscal 2008, as a result an updated long-term financial outlook, we recorded a non-cash impairment charge of approximately $14.3 million for the full write-down of the goodwill and intangible assets in connection with the acquisition in January 2007 of QoSmetrics S.A. and the acquisition of certain technology assets in June 2007 from Genista

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Corporation, which were integrated with the Company's Quality of Experience Assurance business segment. See Note 9—Goodwill and Intangible Assets.

  Long-lived Assets Including Other Intangible Assets Subject to Amortization

        The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value.

        In the fourth quarter of fiscal 2008, as a result of our annual impairment test, we recorded a non-cash impairment charge of approximately $7.8 million included above for the write-down of the intangible assets in connection with the acquisition in January 2007 of QoSmetrics S.A. and the acquisition of certain technology assets in June 2007 from Genista Corporation, which were integrated with the Company's Quality of Experience Assurance business segment. See Note 9—Goodwill and Intangible Assets.

  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its component. SFAS No. 130 requires companies to report comprehensive income that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity.

        Accumulated other comprehensive income (loss), consists of the following:

	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Foreign currency translation adjustments, net of taxes	$137	$262	$246
Unrealized gain (loss) on investments, net of taxes.	(197)	141	17

Total accumulated other comprehensive income (loss)	$(60)	$403	$263

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        We accrue for anticipated warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management's judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations.

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

        For our subsidiaries in which the U.S. Dollar is the functional currency, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts, which are translated using historical exchange rates. Net gains (losses) from these foreign exchange transactions have not been material to our operating results for any of the periods presented.

        For our subsidiary in Germany, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

        Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $3.9 million as of June 29, 2008 compared to $3.0 million as of July 1, 2007. All of unbilled receivables as of June 29, 2008 are expected to be collected in fiscal 2009. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the applicable vesting period of the stock award using the accelerated method.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(14,589)	$6,058	$(857)
Gain from discontinued operations	121	242	921

Net income (loss)	$(14,468)	$6,300	$64

Shares (Denominator):
Weighted average common shares outstanding	45,512	46,208	46,080
Weighted average common shares outstanding subject to repurchase	(1,051)	(636)	(167)

Weighted average shares outstanding—basic	44,461	45,572	45,913
Weighted average dilutive share equivalents from stock options and warrants	—	609	824
Weighted average common shares dilutive subject to repurchase	—	208	54

Weighted average shares outstanding—diluted	44,461	46,389	46,791

Earnings per share—basic:
Earnings (loss) from continuing operations	$(0.33)	$0.13	$(0.02)
Earnings from discontinued operations	—	0.01	0.02

Net earnings (loss)	$(0.33)	$0.14	$—
Earnings per share—diluted:
Earnings (loss) from continuing operations	$(0.33)	$0.13	$(0.02)
Earnings from discontinued operations	—	0.01	0.02

Net earnings (loss)	$(0.33)	$0.14	$—

        Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Stock options and warrants	5,218	2,408	1,597
Common shares subject to repurchase.	1,051	—	1

Total shares of common stock excluded from diluted net earnings (loss) per share calculation	6,269	2,408	1,598

        We account for our contingent convertible notes in accordance with EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," which requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. Because our contingent convertible notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share for fiscal years 2008, 2007, and 2006.

Note 2—Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this statement will result in a change to any of our current accounting practices.

        In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for us beginning June 28, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning June 30, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that SFAS No. 157 will have a material impact on our consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions

        During fiscal 2008, there were no acquisitions qualifying as a business combination.

  2007 Acquisitions

        On January 2, 2007, we acquired QoSmetrics S.A., a privately held provider of quality of experience (QoE) solutions for IPTV (Internet Protocol Television). The purchase price of approximately $16.8 million was paid in cash. The purchase price allocation resulted in an additional $6.5 million in goodwill and $7.2 million in intangibles assets.

        The purchase price was allocated to QoSmetrics' assets and liabilities as follows (in thousands):

Cash and cash equivalents	$172
Accounts receivable	607
Inventories	114
Prepaids and other current assets	225
Property, plant and equipment	242
Intangible assets	7,229
Goodwill	6,513
Deferred tax assets	5,508
Liabilities assumed	(1,634)
Deferred tax liabilities	(2,141)

Total purchase price	$16,835

        In the fourth quarter of fiscal 2008, we determined that the goodwill and intangibles relating to this acquisition were impaired, resulting in a combined impairment charge of $14.3 million for fiscal 2008. See Note 9—Goodwill and Intangible Assets.

        On October 2, 2006, we acquired Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provides high-performance time and frequency products and services for government, aerospace and military markets. The total purchase price of approximately $8.6 million was paid in cash. The purchase price allocation resulted in an additional $2.0 million in goodwill and $4.5 million in intangibles assets.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

        The purchase price was allocated to TSC's assets and liabilities as follows (in thousands):

        The purchase price was allocated to TSC's assets and liabilities as follows (in thousands):

Cash and cash equivalents	$1,860
Accounts receivable	612
Inventories	1,551
Prepaids and other current assets	301
Property, plant and equipment	217
In-process research and development	188
Intangible assets	4,454
Goodwill	2,028
Deferred tax liability	(1,540)
Liabilities assumed	(1,089)

Total purchase price	$8,582

  2006 Acquisitions

        On August 1, 2005, we acquired Agilent Technologies' Frequency and Timing Standards product line. The total purchase price of approximately $8.0 million was paid in cash. The purchase price allocation resulted in an additional $3.7 million in goodwill and $3.4 million in intangibles assets.

        The purchase price was allocated to Agilent's assets and liabilities as follows (in thousands):

Inventory	$1,357
Prepaid and other current assets	15
Property, plant and equipment	82
Intangible assets	3,354
Goodwill	3,691
Liabilities assumed	(467)

Total purchase price	$8,032

Note 4—Discontinued Operations

        During the third quarter of fiscal 2007, we discontinued the operation of our Specialty Manufacturing/Other business segment. Specialty Manufacturing/Other was part of our Telecommunications Solutions Division. This has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. During fiscal 2007, we recognized a $0.2 million gain, net of taxes, all of which was attributable to income from discontinued operations. During fiscal 2006, we recognized a $0.9 million gain, net of taxes, all of which was attributable to income from discontinued operations.

        During fiscal 2008, we recognized a gain of approximately $0.1 million, net of taxes, attributable to discontinued operations, and primarily due to the collection of a fully reserved receivable.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	June 29, 2008	July 1, 2007
	(In thousands)
Other accrued liabilities:
Income taxes payable	$(161)	$5,477
Deferred revenue	2,179	2,589
Accrued expenses	9,171	7,036
Accrued lease loss	44	59

Total	$11,233	$15,161

Note 6—Warranties

        Changes in our accrued warranty liability during fiscal 2008, 2007 and 2006 are as follows:

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Beginning balance	$3,374	$3,547	$3,338
Provision for warranty for the year	3,446	2,351	3,061
Accruals related to changes in estimate	(39)	(51)	(175)
Less: Actual warranty costs	(2,980)	(2,473)	(2,677)

Ending balance	$3,801	$3,374	$3,547

Note 7—Lease Commitments

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

        Lease loss liabilities were created as a result of discontinuing operations and consolidations. As of June 29, 2008 and July 1, 2007 the accrued lease loss liabilities were both approximately $0.1 million.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Lease Commitments (Continued)

        In addition, we lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $3.3 in 2008, $2.8 million in 2007 and $1.7 million in 2006. Future minimum lease payments as of June 29, 2008 are as follows:

	Capital Lease	Operating Lease
	(In thousands)
For the fiscal year:
2009	$1,326	$3,293
2010	—	4,047
2011	—	4,009
2012	—	4,058
2013	—	4,173
Thereafter	—	11,756

Total minimum lease payments	1,326	$31,336

Amount representing interest (weighted average rate of 8.5%)	(40)

Present value of total minimum lease payments	1,286
Current portion	(1,286)

Capital lease obligation, net of current portion	$—

        The total of minimal rentals to be received in the future under non-cancelable subleases as of June 29, 2008 was $1.3 million.

Note 8—Short-term investments

        The following table summarizes Symmetricom's available-for-sale securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (losses)	Fair Value
	(In thousands)
June 29, 2008
Short-term investments	$152,934	$(201)	$152,733
Less amounts classified as cash equivalents	(134,250)	—	(134,250)
Deferred compensation plan assets	3,579	(152)	3,427

Total short term investments	$22,263	$(353)	$21,910

July 1, 2007
Short-term investments	$162,918	$(33)	$162,885
Less amounts classified as cash equivalents	(27,421)	—	(27,421)
Deferred compensation plan assets	2,838	257	3,095

Total short term investments	$138,335	$224	$138,559

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Short-term investments (Continued)

        The following table details Symmetricom's available-for-sale securities by type:

	June 29, 2008	July 1, 2007
	(In thousands)
Corporate securities	$15,331	$44,247
Mutual funds	3,427	3,095
Other investments	3,152	7,515
Government securities	—	16,979
Asset backed securities	—	40,935
Commercial paper	—	15,456
Auction rate securities	—	10,332

	$21,910	$138,559

  Other-than Temporary Impairment on Investment

        In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment's portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (SIV) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom was one. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009.

  Loss on Sale of Short-term Investment

        In the fourth quarter of fiscal 2007, we purchased corporate securities with a $3.0 million par value maturing on March 12, 2010. In April 2008, we sold the investment for $2.5 million, rather than risk further loss, and recognized a $0.5 million loss in the fourth quarter of fiscal 2008.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Intangible Assets

  Goodwill

        Changes in the carrying value of goodwill for the years ended June 29, 2008 and July 1, 2007 are as follows for our reportable segments where applicable:

	Wireline	Quality of Experience Assurance	Timing, Test and Measurement	Total
	(In thousands)
Balances as of July 2, 2006	$27,917	$—	$17,982	$45,899

Addition (see Note 3)	—	6,702	2,105	8,807
Balances as of July 1, 2007	27,917	6,702	20,087	54,706

Final fair value adjustment	—	(189)	—	(189)
FIN 48 tax adjustment (see Note 10)	115	—	25	140
Impairment of goodwill	—	(6,513)	—	(6,513)

Balances as of June 29, 2008	$28,032	$—	$20,112	$48,144

        We conducted our annual impairment test of goodwill as of June 29, 2008 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". As a result of this test, we determined that the carrying amount of our Quality of Experience Assurance reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately $6.5 million in fiscal 2008. We determined the fair value of the Quality of Experience Assurance reporting unit using the income approach, which requires estimates of future operating results and cash flows discounted using an estimated discount rate. Our estimates resulted from an updated long-term financial outlook for this reporting unit as of the end of fiscal 2008.

        Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount using discounted cash flow valuation method, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The annual evaluation identified the need to record an impairment loss for the Quality of Experience Assurance reporting unit using a discounted cash flow valuation method.

  Intangible Assets

        In the fourth quarter of fiscal 2008, we recorded a non-cash impairment charge of approximately $7.8 million ($5.7 million that was technology related and $2.1 million of other) for the write-down of intangible assets in our Quality of Experience Assurance business segment related to the QoSmetrics S.A. acquisition in January 2007, using a non-discounted cash flow method. During our annual impairment test for fiscal 2008, we updated our financial forecasts to reflect our updated market view, business model revisions, and lower spending levels. We evaluated the impact of these revised forecasts on our view of the value of the Quality of Experience reporting unit and determined that a write-off of the intangible assets was appropriate.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Intangible Assets (Continued)

        The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value.

        Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 29, 2008 and July 1, 2007 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(In thousands)
Purchased technology	$30,514	$18,192	$12,322
Customer lists, trademarks, other	9,801	4,393	5,408

Total as of July 1, 2007	$40,315	$22,585	$17,730

Purchased technology	$24,357	$19,380	$4,977
Customer lists, trademarks, other	7,025	4,811	2,214

Total as of June 29, 2008	$31,382	$24,191	$7,191

        The estimated future amortization expense is as follows:

(In thousands)
Fiscal year:
2009	$1,883
2010	1,573
2011	1,307
2012	726
2013	502
Thereafter	1,200

Total amortization	$7,191

        Intangible asset amortization expense for fiscal 2008, 2007 and 2006 was approximately $4.3 million, $4.1 million, and $4.1 million, respectively.

  Agilent Technologies

        Increases in the other intangible assets during fiscal 2006 primarily resulted from the acquisition of Agilent Technologies' Frequency and Timing Standards product line, which included $2.6 million in purchased technology, $0.2 million in backlog and $0.5 million in customer lists. The $0.2 million in backlog was fully amortized in the first quarter of fiscal 2006.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Intangible Assets (Continued)

        For the intangibles related to Agilent Technologies' Frequency and Timing Standards product line, the weighted-average amortization period in total is 8 years, 9 months. The weighted-average amortization period by major intangible asset class is as follows:

  •
  Customer lists—10 years

  •
  Purchased technology—9 years

  •
  Backlog—less than 1 year

        Increases in other intangible assets during fiscal 2007 resulted from the acquisition of TSC and the acquisition of QoSmetrics.

  Timing Solutions Corporation

        Increases in intangible assets related to TSC, acquired during fiscal 2007, included $1.8 million relating to customer lists, $1.4 million relating to purchased technology, $1.0 million relating to backlog, and $0.2 million relating to trademarks. The weighted-average amortization period in total is 6 years, 6 months. The weighted-average amortization period by major intangible asset class is as follows:

  •
  Customer lists—11 years, 9 months

  •
  Purchased technology—4 years, 9 months

  •
  Backlog—1 year

  •
  Trademarks—3 years, 9 months

  QoSmetrics

        Increases in intangible assets related to QoSmetrics, acquired during fiscal 2007, included $1.3 million relating to customer lists, $4.4 million relating to purchased technology, and $1.5 million relating to trademarks. The weighted-average amortization period in total was 5 years, 6 months.

        In the fourth quarter of fiscal 2008, the entire net carrying amount of $5.3 million as of June 29, 2008, relating to these intangible assets, was determined to be impaired and was written off as described above.

  Other

        During the first quarter of fiscal 2008, we determined that the weighted-average amortization period for $2.0 million of purchased technology purchased in the fourth quarter of fiscal 2007 was three years. An additional $1.2 million of purchase and development costs related to this intangible asset, including $1.0 million contingent consideration under the original terms of the agreement, was recorded in the second quarter of fiscal 2008 and amortization began in the same quarter.

        In the fourth quarter of fiscal 2008, the entire net carrying amount of $2.5 million as of June 29, 2008, relating to these intangible assets, was determined to be impaired and was written off.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes

        The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended,
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$(21,055)	$14,141	$(2,119)
Foreign	800	(495)	448

Total	$(20,255)	$13,646	$(1,671)

Provision for income taxes:
Current:
Federal	$(510)	$1,320	$309
State	117	116	(108)
Puerto Rico	368	322	445
Foreign	210	2,820	47

Total	185	4,578	693

Deferred:
Federal	(5,315)	3,724	(1,288)
State	(669)	(839)	(419)
Puerto Rico	(15)	96	200
Foreign	148	29	—

Total	(5,851)	3,010	(1,507)

Total provision (benefit)	$(5,666)	$7,588	$(814)

        The tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$(5,666)	$7,588	$(814)
Discontinued operations	63	167	521

Total provision (benefit)	$(5,603)	$7,755	$(293)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended,
	June 29, 2008	July 1, 2007	July 2, 2006
Federal statutory income tax (benefit) expense rate	(35.0)%	35.0%	(35.0)%
Federal tax benefit of Puerto Rico operations	—	(2.5)	(115.0)
Puerto Rico taxes	1.7	3.1	38.6
State income taxes, net of federal benefit.	(2.9)	(5.7)	(33.1)
Taxes on QoSmetrics liquidation	4.2	25.0	—
Capital Losses Not Benefited.	5.6	—	—
Goodwill	—	—	99.7
Other	(1.6)	0.7	(4.1)

Effective income tax rate.	(28.0)%	55.6%	(48.9)%

        The principal components of deferred tax assets and liabilities are as follows:

	June 29, 2008	July 1, 2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,566	$18,126
Tax credit carryforwards	13,926	13,767
Reserves and accruals	7,590	4,798
Depreciation and amortization	18,335	13,916

	53,417	50,607
Valuation allowance	(3,958)	(2,822)

Total deferred tax assets	49,459	47,785
Deferred tax liabilities -
Unremitted foreign earnings	427	530

Net deferred tax assets	$49,032	$47,255

        Net deferred tax assets are comprised of the following:

	June 29, 2008	July 1, 2007
	(In thousands)
Current assets	$7,501	$4,798
Non-current assets	41,958	42,791
Non-current liabilities	(427)	(334)

Net deferred tax assets	$49,032	$47,255

        As of June 29, 2008, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $45.5 million which will expire in years 2023 through 2028. We had California regular net operating loss carryforwards of approximately $6.6 million which will expire in years 2013 through 2018.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        Also, we had federal research and development tax credit carryforwards of approximately $6.7 million that will expire in the years 2009 through 2028, alternative minimum tax credit carryforwards of approximately $3.7 million that have no expiration date, and approximately $0.8 million of foreign tax credits that will expire in 2017 through 2018. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $3.4 million that have no expiration date.

        We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 29, 2008, $2.8 million of the valuation allowance was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision. Also, $1.1 million of the valuation allowance was attributable to fiscal 2008 short-term investment losses incurred which have a limited carryforward period.

        During fiscal 2007, Symmetricom Puerto Rico, a wholly-owned subsidiary, moved its place of legal organization from Delaware to Bermuda in a transaction intended to be a tax-free restructuring. We have submitted a ruling request to the Internal Revenue Service to confirm the tax-free treatment. If granted, the effect of the ruling would be for the Puerto Rico subsidiary to be treated as a branch of Symmetricom, Inc. effective as of July 2006 and, accordingly, for the profits of the Puerto Rico subsidiary to be taxable to Symmetricom, Inc. If granted, the ruling would result in no changes to our tax provision as reported in our fiscal years 2007 and 2008 annual reports. Ruling requests of this nature are considered routine and management believes that it is probable that the ruling will be granted.

        If the ruling is not granted, then:

  •
  We would be required to take a one-time, non-cash charge to our deferred tax assets of approximately $15.2 million related to the July 2006 restructuring transaction with respect to our fiscal year 2007;

  •
  Symmetricom Puerto Rico would continue its election to indefinitely reinvest its future earnings outside of the United States and not repatriate future earnings back to Symmetricom, Inc.;

  •
  Our fiscal year 2007 tax provision would be reduced by $3.0 million while our deferred tax assets would increase by approximately the same amount; and

  •
  Our fiscal year 2008 tax provision would be reduced by $1.5 million while our deferred tax assets would increase by approximately the same amount.

        The above three items would be reported in the fiscal year and quarter in which the request for IRS confirmation of tax-free treatment of the July 2006 restructuring was denied. The net result of such a denial would be an increased tax provision of approximately $10.7 million while our deferred tax assets would decrease by approximately the same amount.

        Prior to fiscal 2007, Symmetricom Puerto Rico had elected to report its U.S. taxes under Section 936 of the United State Internal Revenue Code. This election exempted qualified Puerto Rico earnings from regular federal income taxes, subject to various limitations. Section 936 expired at the end of fiscal 2006.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        On July 2, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which had the following impact on our financial statements: increased goodwill by $0.1 million, increased long-term liabilities by $1.1 million, decreased long-term assets (non-current deferred tax assets) by $4.1 million, decreased retained earnings by $0.4 million and decreased our income taxes payable by $4.7 million.

        As of July 2, 2007, we had $13.9 million of unrecognized tax benefits of which $8.4 million, if recognized, would impact our effective tax rate while $3.3 million of the $13.9 million of unrecognized tax benefits that, if recognized, would result in a decrease to goodwill recorded in business purchase combinations. In the fourth quarter of fiscal 2008, we corrected the total unrecognized tax benefits as of July 2, 2008, previously disclosed as $14.6 million, to $13.9 million.

        As of June 29, 2008, we had $14.3 million of unrecognized tax benefits of which $8.8 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include material interest and penalties related to unrecognized tax benefits in income tax expense. As of July 2, 2007 and June 29, 2008, we had no accrued interest or penalties on our balance sheets.

        The aggregate changes in the balance of unrecognized tax benefits were as follows:

Amount
(In thousands)
Balance at July 2, 2007	$13.9
Additions based on tax position related to the current year	0.4

Balance at June 29, 2008	$14.3

        We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 2004 forward remain open to examination by major taxing jurisdictions in which we operate which include the United States, California, Puerto Rico and Germany. We are not currently under examination by any income tax authority.

Note 11—Contingencies

  Former Texas Facility Environmental Cleanup

        We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission's Voluntary Cleanup Program (the "Voluntary Cleanup Program") to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Contingencies (Continued)

promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of June 29, 2008, we had an accrual of $0.3 million for remediation costs, appraisal fees and other ongoing monitoring costs.

  Shipments of Product with Lead-free Solder

        In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of June 29, 2008, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures. Also, in March 2008, new product shipments to this customer include lead solder.

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

Note 12—Related Party Transactions

        In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note. The entire principal balance was due and payable on March 25, 2008. The note was secured by a deed of trust for the officer's personal residence. In fiscal 2008, the entire principal balance was repaid.

        During fiscal 2008, 2007 and 2006, we paid a total of $7,000, $0 and $7,500, respectively, for consulting fees to certain directors of Symmetricom in addition to their regular director compensation for attendance at Board and Committee meetings.

        During fiscal 2006, we sold products and services to Arris Group for a total of approximately $175,000, and acquired equipment for approximately $2,000. In fiscal 2008, we sold products and

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions (Continued)

services to Arris Group for a total of approximately $29,000. The CEO of Arris Group, Mr. Robert Stanzione, is a director of the Company.

Note 13—Long-Term Obligations

	June 29, 2008	July 1, 2007
	(In thousands)
Long-term obligations:
Convertible subordinate notes	$120,000	$120,000
Deferred revenue	1,297	1,089
Capital lease	1,286	2,697
Lease accrual	706	422
Income Tax	690	—
Post-retirement benefits	240	262
Conditional grant	109	136
Lease loss accrual, net	42	86
Bond payable	—	2,405
Less—current maturities	(64,515)	(1,547)

Total	$59,855	$125,550

  Convertible Subordinated Notes

        On June 8, 2005, we sold $120.0 million of contingent convertible subordinated notes (the "Notes"), which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness under our senior credit facilities. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

        The Notes are convertible, at the holder's option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

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

  •
  If we have called the particular Notes for redemption and the redemption has not yet occurred; or

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Obligations (Continued)

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

  Convertible Subordinated Notes—Subsequent Event

        On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing the Notes. The notice stated that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violated certain provisions of the indenture. The acceleration letter declared that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, was immediately due and payable. This notice of acceleration related to the trustee's and certain bondholders' previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violated provisions of the indenture.

        On June 17, 2008, we filed our Form 10-Q for the quarter ended December 30, 2007 and our Form 10-Q for the quarter ended March 30, 2008, as well as other filings related to our restatement of financial results for fiscal years and interim periods from June 30, 2002 to July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007.

        On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. On July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding Notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded the acceleration notice received by Symmetricom on May 7, 2008.

        In connection with the issuance of these Notes, Symmetricom initially recorded bond fees of approximately $4.0 million, which were amortized using the straight-line method over a period of seven

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Obligations (Continued)

years ending in fiscal 2012. As of June 29, 2008, $2.2 million of unamortized costs was remaining. As a result of the tender offer, $1.2 million of this unamortized cost was expensed in the first quarter of fiscal 2009.

  Massachusetts Development Finance Agency Bond

        In connection with the acquisition of Datum in October 2002, we assumed Datum's liability relating to an industrial development bond that was issued by the Massachusetts Development Finance Agency on May 1, 2001, to finance the expansion by Datum of its manufacturing facility in Beverly, Massachusetts. In the second quarter of fiscal 2008 we paid off the bond.

  Capital Lease

        See Note 7—Lease Commitments.

Note 14—Benefit Plans

  401(k) Plan

        The Company has a 401(k) plan (the "Plan") that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees' funds are not directly invested in shares of the Company's common stock. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.7 million, $0.5 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively.

  Deferred Compensation Plan

        The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2008, 2007, and 2006.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stockholders' Equity

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

        On October 26, 2006 at our annual meeting of shareholders, the shareholders approved the 2006 Incentive Award Plan that included an additional 3.7 million shares for future issuance. For the year ended June 29, 2008, we granted non performance-based options to purchase 1.1 million shares of Symmetricom's common stock, and awarded 0.5 million shares of restricted stock. We did not grant any performance-based options to purchase during fiscal year 2008. Our right to repurchase restricted shares generally lapses over the same three-year term as the vesting period applicable to the stock options. We received $0.2 million from the exercise of stock options during the year ended June 29, 2008.

        We recorded stock-based compensation expense of $5.0 million in fiscal 2008, $6.4 million in fiscal 2007, and $4.6 million in fiscal 2006, respectively. This includes the net cumulative impact of 6.00% for fiscal 2008, 3.00% for fiscal 2007, and 5.94% for fiscal 2006 estimated future annual forfeitures in the determination of the expense in the period, rather than recording forfeitures when they occur. At June 29, 2008, the total compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company's stock option plans but not yet recognized was approximately $4.5 million, net of estimated forfeitures of $ 0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stockholders' Equity (Continued)

        The following table details stock option and award activity for fiscal years 2008, 2007, and 2006:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 3, 2005	2,014	4,325	$6.81	—	$—	122	$4.63
Granted—options	(739)	739	9.03	—	—	—	—
Granted—restricted shares	(220)	—	—	—	—	220	9.31
Exercised	—	(402)	5.02	—	—	—	—
Vested	—	—	—	—	—	(122)	4.63
Canceled	263	(263)	9.30	—	—	(36)	9.42
Expired	(1)	—	—	—	—	—	—

Balances at July 2, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted—options	(1,212)	1,212	8.18	—	—	—	—
Granted—performance-based options	(295)	—	—	295	8.53	—	—
Granted—restricted shares	(725)	—	—	—	—	725	7.74
Exercised	—	(556)	4.95	—	—	—	—
Vested	—	—	—	—	—	(45)	8.37
Canceled	158	(158)	9.05	—	—	(20)	8.59
Expired	(3)	—	—	—	—	—	—

Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$8.03
Granted—options	(1,050)	1,050	4.62	—	—	—	—
Granted—restricted shares	(510)	—	—	—	—	510	5.14
Exercised	—	(50)	4.14	—	—	—	—
Vested	—	—	—	—	—	(234)	8.11
Canceled	1,033	(933)	7.37	(100)	8.53	(126)	6.95
Expired	(230)	—	—	—	—	—	—

Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stockholders' Equity (Continued)

  Stock Options

        The total number of in-the-money options outstanding and exercisable as of June 29, 2008 was as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	6/29/2008 Closing Price	Intrinsic Value Per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)				(In thousands)
Outstanding at June 29, 2008	271	3.93	$3.55	$3.90	$0.35	$96
Exercisable at June 29, 2008	74	2.68	$2.71	$3.90	$1.19	$88

        The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of June 29, 2008, based on our common stock closing price of $3.90 on June 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

        As of June 29, 2008, July 1, 2007 and July 2, 2006, the number of shares and weighted average exercise prices of exercisable options were 3,170,580 at $7.47, 2,751,953 at $7.14 and 1,567,540 at $4.59, respectively.

        The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $0.1 million, $1.9 million and $1.6 million, respectively.

        The weighted average grant-date fair value of options granted was $1.73 in 2008, $3.00 in 2007 and $3.67 in 2006. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2008, 2007 and 2006:

	Stock Option Plans
	2008	2007	2006
Expected life (in years).	3.7	3.2	3.1
Expected dividends	—	—	—
Risk-free interest rate.	3.6%	4.7%	4.6%
Volatility	44.9%	46.7%	57.3%

        Prior to July 3, 2005, we used our historical volatility as the basis to estimate expected volatility. In light of recent accounting guidance related to stock options, we reevaluated the volatility assumptions used to estimate the value of employee stock options granted in fiscal 2006. We determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

  Performance Awards

        During fiscal 2007, we granted 0.3 million shares of performance stock options to certain employees. Of this amount, 0.1 million were cancelled due to employee terminations. The number of

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stockholders' Equity (Continued)

stock options that will ultimately vest depends on actual business performance measured against certain targets such as backlog, revenue, and profitability for specific areas of the Company's business. Should any target be met, the options in the related performance tranche would vest immediately. As at June 29, 2008, none of the targets for the performance stock options outstanding are expected to be met, and all previously recorded compensation expense has been reversed; however, the options will not be cancelled until the final target completion date of June 30, 2009.

  Restricted Stock Awards

        Our restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock with certain designated prices or at no cost on a time or performance basis. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us following the awardees' termination of service. The restricted stock awards typically vest on the first, second or third anniversary of the grant date or on a graded vesting schedule over the designated service period with certain conditions and restrictions.

  Stock Repurchase Program

        On August 8, 2007, the Board of Directors authorized management to repurchase up to approximately 2.9 million shares of Symmetricom common stock, adding 2.0 million shares to a previously authorized program with no termination date. During fiscal 2008, we repurchased 2.0 million shares of common stock pursuant to the repurchase program for an aggregate price of approximately $9.3 million. As of June 29, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

        A further 53,729 shares were repurchased with an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock. Also, upon termination of certain employees, 126,518 shares of restricted stock were forfeited pursuant to existing agreements.

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

Note 16—Business Segment Information

        Symmetricom is organized into five reportable segments that are within two divisions. For each of our segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual operating segments. Therefore, the segment information reported here includes only net revenue and gross profit. In the fourth quarter of fiscal 2008, we moved the Quality of Experience business segment to the Telecom Solutions Division.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Business Segment Information (Continued)

        The following describes our two divisions:

  Telecom Solutions Division

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

  •
  Quality of Experience (QoE) Assurance products are hardware and software-based probes (and/or embedded agents) that are distributed throughout an IP (Internet Protocol) network in order to monitor network and application performance, and particularly to correlate how those factors impact end users' QoE. The primary application for these system-level solutions is for IPTV (Internet Protocol Television), VoD (video on demand), ITV (Internet television), and other IP-based video delivery mechanisms.

  •
  Global Services offers a broad portfolio of services for our customers around the world.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Business Segment Information (Continued)

  Timing, Test and Measurement Division

        The Timing, Test and Measurement Division products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies for government, power utilities, aerospace, defense, and enterprise markets.

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$90,708	$93,908	$80,636
Wireless/OEM Products	23,025	26,672	23,893
Global Services	15,408	14,627	12,539
Quality of Experience Assurance Division.	1,666	501	—
Timing, Test and Measurement Division	77,245	72,672	59,044

Total net revenue	$208,052	$208,380	$176,112

Cost of sales:
Telecom Solutions Division:
Wireline Products	$43,667	$40,098	$35,931
Wireless/OEM Products	16,826	19,515	18,703
Global Services	11,225	10,636	6,205
Quality of Experience Assurance Division	440	103	—
Timing, Test and Measurement Division	41,613	39,484	30,786
Other cost of sales*	9,635	3,542	5,975

Total cost of sales	$123,406	$113,378	$97,600

Gross profit:
Telecom Solutions Division:
Wireline Products	$47,041	$53,810	$44,705
Wireless/OEM Products	6,199	7,157	5,190
Global Services	4,183	3,991	6,334
Quality of Experience Assurance Division	1,226	398	—
Timing, Test and Measurement Division	35,632	33,188	28,258
Other cost of sales*	(9,635)	(3,542)	(5,975)

Total gross profit	$84,646	$95,002	$78,512

Gross margin:
Telecom Solutions Division:
Wireline Products	51.9%	57.3%	55.4%
Wireless/OEM Products	26.9%	26.8%	21.7%
Global Services	27.1%	27.3%	50.5%
Quality of Experience Assurance Division	73.6%	79.4%	NA %
Timing, Test and Measurement Division	46.1%	45.7%	47.9
Other cost of sales as percentage of total revenue*	(4.6)%	(1.7)%	(3.4)%
Total gross margin	40.7%	45.6%	44.6%

*
Includes amortization of purchased technology, impairment of intangible assets and applicable integration, and restructuring charges.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Business Segment Information (Continued)

        Our export sales accounted for 33%, 29% and 30%, of our net revenue in fiscal 2008, 2007 and 2006 respectively. The geographical components of revenue are as follows:

	Year ended
	June 29, 2008	July 1, 2007	July 2, 2006
United States	67%	71%	70%
International:
Asia	10%	9%	10%
Europe	12%	11%	11%
Canada	3%	4%	3%
Latin America	6%	3%	4%
Rest of the world	2%	2%	2%

        Two customers each individually accounted for 10.8% of our net revenue in fiscal 2008, or revenues of $22.4 million and $22.5 million, respectively. In fiscal 2007, the same two customers each accounted for 13.7% and 12.7% of our net revenue, or revenues of $28.5 million and $26.5 million, respectively. No customer accounted for 10.0% or more of our net revenue in fiscal 2006.

Note 17—Integration and Restructuring Charges

        During fiscal 2008 we recorded integration and restructuring charges totaling $0.8 million related to the shutdown of our Austin, Texas facility. During fiscal 2007 we recorded integration and restructuring charges totaling $0.8 million related to the acquisitions of TSC and QoSmetrics. During fiscal 2006 we recorded integration and restructuring charges totaling $1.2 million related to the acquisition of Agilent Technologies' Frequency and Timing Standards product line. These charges were recorded as cost of sales and paid out in their respective years.

        The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 29, 2008 and July 1, 2007. The adjustments are for reclassifications of facility and benefit accruals:

	Balance at July 2, 2006	Expense Additions	Payments	Balance at July 1, 2007
	(In thousands)
Lease loss accrual (fiscal 2004)	$254	$—	$(109)	$145
All other integration and restructuring changes (fiscal 2004)	578	—	(96)	482
All other integration and restructuring changes (fiscal 2007)	—	773	(773)	—

Total	$832	$773	$(978)	$627

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Integration and Restructuring Charges (Continued)

	Balance at July 1, 2007	Expense Additions	Payments	Balance at June 29, 2008
	(in thousands)
Lease loss accrual (fiscal 2004)	$145	$—	$(59)	$86
All other integration and restructuring changes (fiscal 2004)	482	—	(183)	299
Austin facility shutdown (fiscal 2008)		794	(206)	588
All other integration and restructuring changes (fiscal 2008)	—	1,728	(1,728)	—

Total	$627	$2,522	$(2,176)	$973

        The balance of the $0.1 million lease loss accrual for facilities as of June 29, 2008 will be paid over the next four years. In fiscal 2009, we expect to incur additional integration and restructuring charges amounting to $0.2 million related to outsourcing certain of our Puerto Rico operations to China. Also, we expect to incur additional integration and restructuring charges amounting to $1.8 million related to shutting down our Austin, Texas facility in addition to the $0.6 million accrued as of June 29, 2008.

Note 18—Gain on sale of asset

        On December 28, 2007, a third party purchased an internet domain name from Symmetricom for $0.7 million. All transaction costs were incurred by the buyer and the carrying amount of the domain name was zero. The domain name was not previously used by Symmetricom. This has been disclosed as a gain on sale of asset in the consolidated statements of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. On June 17, 2008 we filed an amendment to our Form 10-K for the fiscal year ended July 1, 2007 to amend and restate our consolidated balance sheets as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005. Also on June 17, we filed an amendment to our Form 10-Q to amend our Form 10-Q for the quarter ended September 30, 2007. Both of these amendments were filed to correct a misstatement in our original filings related to errors in accounting for accrued liabilities related to inventory receipts. In the Form 10-K/A and Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because this material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts was not fully remediated as of June 29, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2008, solely because of this material weakness.

  Changes in Internal Control Over Financial Reporting

        There was no material change in the Company's internal control over financial reporting that occurred during the quarter ended June 29, 2008 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was not effective as of June 29, 2008, due to material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The effectiveness of our Internal Controls Over Financial Reporting as of June 29, 2008 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 10, 2008.

Item 9B.    Other Information

None

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Symmetricom, Inc.
San Jose, California

        We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the "Company") as of June 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2008, of the Company and our report dated September 10, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, in fiscal 2008.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2008

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Executive Officers

        See the section entitled "Executive Officers of Symmetricom" in Part I of this report.

(b)
Directors

        The information required by this item is incorporated by reference from the information under the caption "Election of Directors—Nominees" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with the solicitation of proxies for the Company's 2008 Annual Meeting of Shareholders to be held on October 31, 2008 (the "Proxy Statement").

(c)
Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires a company's directors, officers and beneficial owners of more than 10% of any class of equity securities of the company registered pursuant to Section 12 of the Exchange Act to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of Common Stock and other equity securities of Symmetricom registered pursuant to Section 12 of the Exchange Act. Information regarding Section 16 reporting compliance is contained in the section called "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

(d)
Code of Ethics

        We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.symmetricom.com.

(e)
Corporate Governance

        The information required by this item is incorporated by reference from the information under the captions "Election of Directors—Audit Committee" and "Election of Directors—Nominating and Governance Committee" contained in the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Election of Directors—Nominees," "Election of Directors—Director Compensation," "Executive Compensation and Related Information," "Report of the Compensation Committee of the Board of Directors," "Employment Contracts, Termination of Employment, Change-in-Control Arrangements" and "Certain Relationships and Related Party Transactions" contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by this item is incorporated by reference from the information under the caption "Other Information—Share Ownership by Principal Stockholders and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the information under the captions "Certain Relationships and Related Party Transactions" and "Election of Directors—The Board of Directors and its Committees" contained in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is included in "Ratification of Appointment of Independent Registered Public Accounting Firm of the Company" in our Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements and Financial Statement Schedules

        1.    Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

        2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended June 29, 2008, July 1, 2007 and July 2, 2006, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

        3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Exhibits

Exhibit No.	Description of Exhibits
2.1

Agreement and Plan of Merger dated May 22, 2002, among the Registrant, Datum Inc., a Delaware corporation, and Dublin Acquisition Subsidiary, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed May 24, 2002).
The following Exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted schedules and Exhibits to the Commission upon request:
Company Disclosure Schedule
Parent Disclosure Schedule
Schedule 1.1
Schedule 2.2(d) (if applicable)
Exhibit A-1 Form of Support Agreement—Company
Exhibit A-2 Form of Support Agreement—Parent
Exhibit B Form of Lockup Agreement
Exhibit C Form of Affiliate Agreement
2.2
Agreement and Plan of Merger, dated January 3, 2002, among the Registrant and Symmetricom, Inc. a California corporation (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed January 9, 2002).
2.3
Agreement and Plan of Merger, dated as of March 27, 2002, together with the First Amendment thereto dated as of June 26, 2002, among the Registrant, TrueTime, Inc. and Sco-TRT Acquisition, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed April 1, 2002 and Annex B to the Registrant's registration statement on Form S-4 (file no. 333-92392) filed July 15, 2002).
The following Exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted schedules and Exhibits to the Commission upon request:
Disclosure Schedule
Schedule 2.2(d) (if applicable)
Schedule 7.13(a)
Exhibit C—Form of Extended Employment Agreement
Exhibit D—Form of Three Month Employment Agreement

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's current report on Form 8-K filed January 9, 2002).
3.1(ii)	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's current report on Form 8-K filed August 10, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant's annual report on Form 10-K filed August 30, 2002).
4.2
Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from Exhibit 4.1 to the Registrant's registration statement on Form 8-A (file no. 000-02287) filed August 9, 2001).
4.3
Indenture, dated as of June 8, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant's current report on the Form 8-K filed June 8, 2005).
4.4	Form of 3 1/4% Contingent Convertible Subordinated Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).
10.1#
1999 Director Stock Option Plan, as amended through December 28, 2005 and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant's 1999 proxy statement filed September 23, 1999 and Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q filed February 13, 2001).
10.2#
Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant's quarterly report on Form 10-Q filed February 8, 2006).
10.3#
1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant's proxy statement filed September 23, 1999 and Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q filed February 13, 2001).
10.4#
Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant's tender offer statement on Schedule TO, filed May 28, 2003).
10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant's registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).
10.6
Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant's annual report on Form 10-K filed September 17, 1996).
10.7
First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant's current report on Form 8-K filed November 22, 2005).
10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant's annual report on Form 10-K filed August 30, 2002).

Exhibit No.	Description of Exhibits
10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant's quarterly report on Form 10-Q filed May 15, 2001).
10.10#
Promissory Note Secured by Deed of Trust issued by Thomas W. Steipp to the Registrant dated January 25, 1999 (incorporated by reference from Exhibit 10.29 to the Registrant's quarterly report on Form 10-Q filed February 4, 1999).
10.11#
Rider to Deed of Trust by Thomas W. Steipp and Debra L. Steipp, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of Symmetricom, Inc., as Beneficiary (incorporated by reference from Exhibit 10.30 to the Registrant's quarterly report on Form 10-Q filed February 4, 1999).
10.12#
Employment Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from Exhibit 10.18 to the Registrant's annual report on Form 10-K filed September 20, 2001).
10.13#
Change of Control Retention Agreement between the Registrant and Thomas W. Steipp dated July 1, 2001 (incorporated by reference from Exhibit 10.19 to the Registrant's annual report on Form 10-K filed September 20, 2001).
10.14#
Form of Amended and Restated Executive Severance Benefits Agreement between the Registrant and each of William Slater, Nancy J. Shemwell, Dale A. Pelletier, Bruce K. Bromage, William H. Minor, Jr. and David Cox (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed October 15, 2007).
10.15#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant's tender offer statement on Schedule TO filed May 28, 2003).
10.16#
Form of Restricted Stock Award Agreement under Symmetricom, Inc. 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant's annual report on Form 10-K filed September 13, 2006).
10.17
Standard Industrial Lease between Manor Development Co. and TrueTime, Inc. (incorporated herein by reference from Exhibit 10.9 to TrueTime, Inc.'s registration statement on Form S-1 (file no. 333-90269)).
10.18
Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.'s quarterly report on Form 10-Q for the quarter ended March 30, 2000).
10.19
Amendment to the Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of January 24, 2000, by and between Cooperhill Development Corporation and TrueTime, Inc. (incorporated by reference from Exhibit 10.7 to TrueTime, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2000).
10.20
Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.'s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit No.	Description of Exhibits
10.21

Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc. (incorporated by reference from Exhibit 10.1 to TrueTime, Inc.'s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001).
10.22#	Datum Inc.'s Savings and Retirement Plan, as amended to date (incorporated by reference from Exhibit 10.19 to Datum Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1991).
10.23#	Service Agreement, by and between the Registrant and Eric van der Kaay (incorporated by reference from Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed May 14, 2003).
10.24#
2006 Incentive Award Plan and forms of agreements thereunder (incorporated by reference from Appendix A to the Registrant's 2006 Proxy Statement filed with the Commission on September 25, 2006 and Exhibit 4.4 to the Registrant's registration statement on Form S-8 (file no. 333-138546) filed November 9, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page to this annual report on Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Management contract or compensatory plan or arrangement

(c)
Financial Statement Schedules

        See Item 15(a)(2) above.

SCHEDULE II
SYMMETRICOM, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 29, 2008:
Accrued warranty expense	$3,374	$3,407	$2,980	$3,801
Allowance for doubtful accounts	$1,107	$173	$549	$731
Allowance for excess and obsolete inventory	$4,532	$2,391	$2,636	$4,287
Year ended July 1, 2007:
Accrued warranty expense	$3,547	$2,300	$2,473	$3,374
Allowance for doubtful accounts	$888	$349	$130	$1,107
Allowance for excess and obsolete inventory	$4,916	$1,705	$2,089	$4,532
Year ended July 2, 2006:
Accrued warranty expense.	$3,338	$2,886	$2,677	$3,547
Allowance for doubtful accounts	$874	$173	$159	$888
Allowance for excess and obsolete inventory	$4,913	$1,743	$1,740	$4,916

(1)
Deductions represent costs charged or amounts written off against the reserve or allowance.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.
Date: September 10, 2008	By:	/s/ THOMAS W. STEIPP Thomas W. Steipp Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

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

Signatures	Title	Date

/s/ THOMAS W. STEIPP Thomas W. Steipp	Chief Executive Officer (Principal Executive Officer) and Director	September 10, 2008
/s/ WILLIAM SLATER William Slater	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 10, 2008
/s/ ROBERT T. CLARKSON Robert T. Clarkson	Chairman of the Board	September 10, 2008
/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 10, 2008
/s/ JAMES CHIDDIX James Chiddix	Director	September 10, 2008
/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 10, 2008
/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 10, 2008
/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 10, 2008
/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 10, 2008
/s/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 10, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Symmetricom, Inc., The S&P 500 Index And The S&P Information Technology Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SYMMETRICOM, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
SYMMETRICOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
SYMMETRICOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)
SYMMETRICOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SYMMETRICOM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY