Form 10-Q
period 2008-09-28
SYMMETRICOM INC
filed 2008-11-06
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2008
Common Stock	44,472,412

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 28,	June 29,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$88,014	$142,419
Short-term investments	18,383	21,910
Accounts receivable, net of allowance for doubtful accounts of $733 and $731	36,378	36,682
Inventories, net	40,339	38,273
Prepaids and other current assets	15,006	14,402
Total current assets	198,120	253,686
Property, plant and equipment, net	23,990	25,036
Goodwill	48,144	48,144
Other intangible assets, net	6,721	7,191
Deferred taxes and other assets	41,689	44,512
Total assets	$318,664	$378,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,647	$9,018
Accrued compensation	16,252	13,582
Accrued warranty	3,622	3,801
Other accrued liabilities	9,363	11,233
Current maturities of long-term obligations	1,006	64,515
Total current liabilities	40,890	102,149
Long-term obligations	59,898	59,855
Deferred income taxes	426	426
Total liabilities	101,214	162,430
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,380 shares issued and 44,482 outstanding at September 28, 2008; 49,395 shares issued and 44,925 outstanding at June 29, 2008	180,916	182,201
Accumulated other comprehensive loss	(62)	(60)
Retained earnings	36,596	33,998
Total stockholders’ equity	217,450	216,139
Total liabilities and stockholders’ equity	$318,664	$378,569

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2008	2007

Net revenue	$55,898	$50,735
Cost of products and services	26,609	28,027
Amortization of purchased technology	368	805
Integration and restructuring charges	—	3
Gross profit	28,921	21,900
Operating expenses:
Research and development	7,304	7,286
Selling, general and administrative	15,679	15,516
Amortization of intangible assets	103	260
Integration and restructuring charges	585	293
Operating income (loss)	5,250	(1,455)
Loss on repayment of convertible notes, net	(522)	—
Loss on short-term investments, net	(473)	—
Interest income	768	2,210
Interest expense	(765)	(1,195)
Income (loss) before income taxes and discontinued operations	4,258	(440)
Income tax provision (benefit)	1,660	(129)
Income (loss) from continuing operations	2,598	(311)
Gain from discontinued operations, net of tax	—	68
Net income (loss)	$2,598	$(243)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.06	$(0.01)
Gain from discontinued operations	—	—
Net earnings (loss)	$0.06	$(0.01)
Weighted average shares outstanding—basic	43,964	45,474

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.06	$(0.01)
Gain from discontinued operations	—	—
Net earnings (loss)	$0.06	$(0.01)
Weighted average shares outstanding—diluted	44,582	45,474

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,598	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,131	2,537
Deferred income taxes	1,242	(551)
Loss on investments	473	—
Loss on repayment of convertible notes	522	—
Loss on disposal of fixed assets	415	—
Stock-based compensation	1,006	1,587
Stock option excess income tax benefit	—	(1)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	304	6,242
Inventories	(2,066)	(2,894)
Prepaids and other assets	(531)	(1,392)
Accounts payable	1,660	(2,741)
Accrued compensation	2,670	(528)
Other accrued liabilities	(2,005)	1,079
Net cash provided by operating activities	8,419	3,095
Cash flows from investing activities:
Purchases of short-term investments	(112)	(24,364)
Maturities of short-term investments	3,358	42,229
Purchases of plant and equipment	(1,060)	(1,025)
Purchased technology related costs	—	(36)
Net cash provided by investing activities	2,186	16,804
Cash flows from financing activities:
Repayment of long-term obligations	(390)	(338)
Proceeds from issuance of common stock	103	47
Stock option excess income tax benefit	—	1
Repurchase of common stock	(2,128)	(4,944)
Repayment of convertible notes	(62,489)	—
Net cash used for financing activities	(64,904)	(5,234)
Effect of exchange rate changes in cash	(106)	(178)
Net increase (decrease) in cash and cash equivalents	(54,405)	14,487
Cash and cash equivalents at beginning of period	142,419	37,587
Cash and cash equivalents at end of period	$88,014	$52,074
Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$104	$(58)
Plant and equipment purchases included in accounts payable	139	516
Cash payments for:
Interest	$255	$75
Income taxes	96	734

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” “the Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 29, 2008. The results of operations for the three months ended September 28, 2008 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 28, 2009.

The condensed consolidated balance sheet as of June 29, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Occasionally our customers may request that certain transactions be on a bill and hold basis. For these transactions, we recognize revenue in accordance with SAB 104.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $4.3 million as of September 28, 2008. All of unbilled receivables as of September 28, 2008 are expected to be collected in fiscal 2009. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this statement will result in a change to any of our current accounting practices.

In April 2008, the FASB adopted FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to June 29, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

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

Note 2. Income Taxes

Symmetricom reported in its Form 10-K for the year ended June 29, 2008, that its subsidiary Symmetricom Puerto Rico Ltd had applied to the Internal Revenue Service, or IRS, for a private letter ruling related to its tax-free restructuring in July 2006.  Symmetricom Puerto Rico Ltd received a ruling from the IRS dated September 19, 2008 confirming the tax-free treatment.

Note 3. Financial Instruments

We adopted SFAS No. 157 on June 30, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•                  Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of September 28, 2008:

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	September 28, 2008	(Level 1)	(Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$86,380	$86,380	$—
Repurchase agreements	1,634	1,634	—
Total cash and cash equivalents	88,014	88,014	—
Short-term investments:
Corporate debt securities	$14,911	$—	$14,911
Mutual funds	3,472	3,472	—
Total short-term investments	18,383	3,472	14,911
Total financial assets	$106,397	$91,486	$14,911

Our valuation techniques used to measure the fair values of our money market funds, repurchase agreements and mutual funds were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of corporate debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

Short-term investments

Components of short-term investments were as follows:

	September 28,	June 29,
	2008	2008
	(In thousands)
Corporate securities	$14,911	$15,331
Mutual funds	3,472	3,427
Other investments	—	3,152
	$18,383	$21,910

Loss on investments

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (SIV) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom was one. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009. As a result of the final settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, whose market values had declined, were other than temporarily impaired.  We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies.  As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009.   This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

Note 4. Inventories

Components of inventories were as follows:

	September 28, 2008	June 29, 2008
	(In thousands)

Raw materials	$19,130	$16,753
Work-in-process	9,807	10,162
Finished goods	11,402	11,358
Inventories	$40,339	$38,273

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill has not changed from the amount as of June 29, 2008.

Other Intangible Assets

Other intangible assets as of September 28, 2008 and June 29, 2008 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$24,357	$19,380	$4,977
Customer lists, trademarks, other	7,025	4,811	2,214

Total as of June 29, 2008	$31,382	$24,191	$7,191

Purchased technology	$24,357	19,749	4,608
Customer lists, trademarks, other	7,025	4,912	2,113

Total as of September 28, 2008	$31,382	$24,661	$6,721

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2009 (remaining nine months)	$1,412
2010	1,573
2011	1,307
2012	726
2013	502
Thereafter	1,201

Total amortization	$6,721

Intangible asset amortization expense for the first three months of fiscal 2009 and 2008 was $0.5 million and $1.1 million, respectively.

  Note 6. Long-term Obligations

Long-term obligations consist of:

	September 28, 2008	June 29, 2008
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$56,880	$120,000
Deferred revenue	1,293	1,297
Capital lease	896	1,286
Lease accrual	780	706
Income tax	690	690
Post-retirement benefits	223	240
Conditional grant	109	109
Lease loss accrual, net	33	42
Less—current maturities	(1,006)	(64,515)
Total	$59,898	$59,855

Convertible Subordinated Notes

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of our $120.0 million convertible subordinated notes (the “Notes”), at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008. We may repurchase some or all of our remaining outstanding Notes.

In connection with the issuance of the Notes, Symmetricom initially recorded bond fees of approximately $4.0 million, which were amortized using the straight-line method over a period of seven years ending in fiscal 2012. As of June 29, 2008, $2.2 million of unamortized costs remained. As a result of the tender offer, $1.1 million of this unamortized cost was expensed in the first quarter of fiscal 2009. This, combined with a $0.6 million gain relating to difference between the principal amount and the purchase price of the Notes, resulted in a $0.5 million net loss on repayment of convertible notes recognized in the first quarter of fiscal 2009.

Note 7. Stockholders’ Equity

Stock Award Activity

For the three months ended September 28, 2008, we granted non performance-based options to purchase 1.2 million shares of Symmetricom’s common stock, and we did not grant any shares of restricted stock.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Granted - options	(1,150)	1,150	4.78	—	—	—	—
Exercised	—	(27)	3.85	—	—	—	—
Vested	—	—	—	—	—	(240)	6.67
Canceled	316	(266)	7.01	(50)	8.53	(41)	8.95
Expired	(22)	—	—	—	—	—	—
Balances at September 28, 2008	1,327	5,821	$6.66	145	$8.53	713	$6.47

The total number of in-the-money options outstanding and exercisable as of September 28, 2008 was as follows:

		Weighted
		Average
		Remaining	Weighted	9/28/2008	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Outstanding at September 28, 2008	2,185	4.33	$4.46	$4.92	$0.46	$996

Exercisable at September 28, 2008	525	3.22	$4.11	$4.92	$0.81	$424

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 28, 2008, based on our common stock closing price of $4.92 on September 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

For the quarters ended September 28, 2008 and September 30, 2007, the weighted average estimated fair values of options granted was $1.93 and $2.05, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the first three months of fiscal 2009 and 2008, as follows:

	Three months ended
	September 28,	September 30,
	2008	2007
Expected life (in years)	3.8	3.8
Risk-free interest rate	2.6%	4.5%
Volatility	45.9%	45.6%

We recorded stock-based compensation expense of $1.0 million and $1.6 million in the first quarter of fiscal 2009 and 2008, respectively. At September 28, 2008, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $5.3 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

During the first three months of fiscal 2009, we repurchased 0.4 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.8 million.

As of September 28, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.5 million. On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock.

A further 66,562 shares were repurchased by us in the first quarter of fiscal 2009 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

Note 8. Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at September 28, 2008 and June 29, 2008:

	Balance at			Balance at
	June 29,	Expense		September 28,
	2008	Additions	Payments	2008
	(in thousands)
Lease loss accrual (fiscal 2004)	$86	$—	$(13)	$73
All other integration and restructuring changes (fiscal 2004)	299	—	(26)	273
Austin facility shutdown (fiscal 2008)	588	585	(551)	622
Total	$973	$585	$(590)	$968

The balance of the $0.1 million lease loss accrual for facilities as of September 28, 2008 will be paid over the next five years.  We expect to incur additional integration and restructuring charges amounting to $0.2 million related to outsourcing certain of our Puerto Rico operations to China.  Also, we expect to incur additional integration and restructuring charges amounting to $0.7 million related to shutting down our Austin, Texas facility in addition to the $0.6 million accrued as of September 28, 2008. As of September 28, 2008, we have vacated this facility, written off any leasehold improvements and are attempting to sublease the property.

Note 9. Comprehensive Income (Loss)

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

	Three Months Ended
	September 28,	September 30,
	2008	2007
	(in thousands)
Net income (loss)	$2,598	$(243)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(106)	(178)
Unrealized gain (loss) on investments	104	(58)
Other comprehensive income (loss)	(2)	(236)
Total comprehensive income (loss)	$2,596	$(479)

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

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations:

	Three Months Ended
	September 28, 2008	September 30, 2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$2,598	$(311)
Gain from discontinued operations	—	68
Net income (loss)	$2,598	$(243)

Shares (Denominator):
Weighted average common shares outstanding	44,812	46,498
Weighted average common shares outstanding subject to repurchase	(848)	(1,024)
Weighted average shares outstanding—basic	43,964	45,474
Weighted average dilutive share equivalents from stock options and warrants	54	—
Weighted average common shares dilutive subject to repurchase	564	—
Weighted average shares outstanding—diluted	44,582	45,474
Earnings per share—basic:
Earnings (loss) from continuing operations	$0.06	$(0.01)
Gain from discontinued operations	—	—
Net earnings (loss)	$0.06	$(0.01)
Earnings per share—diluted:
Earnings (loss) from continuing operations	$0.06	$(0.01)
Gain from discontinued operations	—	—
Net earnings (loss)	$0.06	$(0.01)

The following common stock equivalents were excluded from the net earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)

Stock options	4,855	5,224
Common shares subject to repurchase	—	1,027
Total shares of common stock excluded from diluted net earnings (loss) per share calculation	4,855	6,251

Note 11. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of September 28, 2008, we had an accrual of $0.3 million, included in other accrued liabilities on the accompanying condensed consolidated balance sheets, for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of September 28, 2008, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

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

Note 12. Business Segment Information

Symmetricom is organized into five reportable segments that are within two divisions. For each of our reporting segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual reporting segments. Therefore, the segment information reported here includes only net revenue and gross profit.

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

	Three Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$27,772	$20,515
Wireless/OEM Products	6,952	5,538
Global Services	4,051	4,284
Quality of Experience Assurance Division	226	155
Timing, Test and Measurement Division	16,897	20,243
Total net revenue	$55,898	$50,735
Cost of sales:
Telecom Solutions Division:
Wireline Products	$9,097	$9,754
Wireless/OEM Products	5,078	3,686
Global Services	3,023	3,233
Quality of Experience Assurance Division	123	37
Timing, Test and Measurement Division	9,288	11,317
Other cost of sales*	368	808
Total cost of sales	$26,977	$28,835
Gross profit:
Telecom Solutions Division:
Wireline Products	$18,675	$10,761
Wireless/OEM Products	1,874	1,852
Global Services	1,028	1,051
Quality of Experience Assurance Division	103	118
Timing, Test and Measurement Division	7,609	8,926
Other cost of sales*	(368)	(808)
Total gross profit	$28,921	$21,900

Gross margin:
Telecom Solutions Division:
Wireline Products	67.2%	52.5%
Wireless/OEM Products	27.0%	33.4%
Global Services	25.4%	24.5%
Quality of Experience Assurance Division	45.6%	76.1%
Timing, Test and Measurement Division	45.0%	44.1%
Other cost of sales as percentage of total revenue*	(0.7)%	(1.6)%
Total gross margin	51.7%	43.2%

* Includes amortization of purchased technology and applicable integration, and restructuring charges.

Note 13. Warranty

Changes in our accrued warranty liability during the first three months of fiscal 2009 were as follows:

(In thousands)
Product warranty at June 29, 2008	$3,801
Provision for warranty	528
Accruals related to change in estimate	(88)
Less: Actual warranty costs	(619)
Product warranty at September 28, 2008	$3,622

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, the impact on investor confidence due to material weaknesses in our controls over financial reporting, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt,  market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below  in Part II, Item 1A,  “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended September 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Known Trends and Uncertainties Impacting Future Results of Operations:  Global Market and Economic Conditions

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the first quarter of fiscal 2009.  For the three-month period ended September 28, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy.  In the first quarter of fiscal 2009, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have in recent weeks subsequent to the end of the quarter contributed to market volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.  If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 28, 2008 and September 30, 2007:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Net revenue
Telecom Solutions Division:
Wireline Products	49.8%	40.4%
Wireless/OEM Products	12.4%	10.9%
Global Services	7.2%	8.4%
Quality of Experience Assurance	0.4%	0.4%
Timing, Test and Measurement Division	30.2%	39.9%
Total net revenue	100.0%	100.0%

Cost of products and services	47.6%	55.2%
Amortization of purchased technology	0.7%	1.6%
Integration and restructuring charges	—%	—%
Gross profit	51.7%	43.2%
Operating expenses:
Research and development	13.1%	14.4%
Selling, general and administrative	28.0%	30.6%
Amortization of intangible assets	0.2%	0.5%
Integration and restructuring charges	1.0%	0.6%
Operating income (loss)	9.4%	(2.9)%
Loss on repayment of convertible notes, net	(0.9)%	—%
Loss on short-term investments, net	(0.8)%	—%
Interest income	1.4%	4.4%
Interest expense	(1.4)%	(2.4)%
Income (loss) before income taxes	7.6%	(0.9)%
Income tax provision (benefit)	3.0%	(0.3)%
Income (loss) from continuing operations	4.6%	(0.6)%
Gain from discontinued operations, net of tax	—%	0.1%
Net Income (loss)	4.6%	(0.5)%

Net Revenue:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Net Revenue (dollars in thousands):
Wireline Products	$27,772	$20,515	$7,257	35.4%
Wireless/OEM Products	6,952	5,538	1,414	25.5
Global Services	4,051	4,284	(233)	(5.4)
Quality of Experience Assurance	226	155	71	45.8
Timing, Test and Measurement Division	16,897	20,243	(3,346)	(16.5)
Total Net Revenue	$55,898	$50,735	$5,163	10.2%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2009, net revenue increased by $5.2 million to $55.9 million from $50.7 million in the corresponding quarter of fiscal 2008. This increase was primarily attributable to a $7.3 million, or 35.4% increase in Wireline Products revenue due to higher sales of cable products, and an increase in Wireless/OEM Products revenue of $1.4 million, or 25.5%, due to an increase in purchases for inventory ramp-ups for two major OEM customers. Revenue for Quality of Experience Assurance Products increased by $71 thousand, or 45.8%, for the first quarter of fiscal 2009. These increases were partially offset by revenue decreases in Global Services and Timing, Test and Measurement Division. Global Service revenue decreased by $0.2 million, or 5.4%, due to lower revenue for repair services. Timing, Test and Measurement Division revenue decreased by $3.3 million, or 16.5%, due primarily to lower government sales of communication and electronic system programs.

Gross Profit:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Gross Profit (dollars in thousands):
Wireline Products	$18,675	$10,761	$7,914	73.5%
Wireless/OEM Products	1,874	1,852	22	1.2
Global Services	1,028	1,051	(23)	(2.2)
Quality of Experience Assurance	103	118	(15)	(12.7)
Timing, Test and Measurement Division	7,609	8,926	(1,317)	(14.8)
Other cost of sales	(368)	(808)	440	(54.5)
Total Gross Profit	$28,921	$21,900	$7,021	32.1%
Percentage of Revenue	51.7%	43.2%

Gross profit in the first quarter of fiscal 2009 increased by $7.0 million or 32.1% compared to the corresponding quarter of fiscal 2008. Gross profit for Wireline Products increased by $7.9 million, or 73.5%, which was greater than the revenue increase of 35.4%, primarily due to a favorable sales mix for higher cable products which have a higher gross margin. The same period in the prior year was negatively impacted by low margin sales to customers in Asia. Gross profit for the Wireless/OEM Products increased by $22 thousand, or 1.2%, which was lower than the revenue increase of 25.5% for the same period, due to the impact of a selling price reduction on one product to a major OEM customer. Gross profit for Global Services decreased $23 thousand, or 2.2%, which is in line with a comparable revenue decrease of 5.4% for the same period. Gross profit for the Timing, Test and Measurement Division decreased by $1.3 million, or 14.8%, which was consistent with the revenue decrease of 16.5%. Gross profit for Quality of Experience Products, decreased by $15 thousand, or 12.7%, which was lower than the revenue increase of 45.8%, due primarily to higher manufacturing period costs.

Gross profit due to other cost of sales increased $0.4 million or 54.5% primarily as a result of lower amortization of intangible assets. In the fourth quarter of 2008, we determined that certain intangible assets associated with the Quality of Experience Assurance business segment were impaired and reduced those assets accordingly.

Operating Expenses:

Research and Development Expense:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Research and development expense (dollars in thousands)	$7,304	$7,286	$18	0.2%
Percentage of Revenue	13.1%	14.4%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense was flat for the first quarter of fiscal 2009 compared to the corresponding period of fiscal 2008. Higher costs for prototype expenses were offset by lower stock compensation costs.

Selling, General and Administrative:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Selling, general and administrative (dollars in thousands)	$15,679	$15,516	$163	1.1%
Percentage of Revenue	28.0%	30.6%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased by 1.1% to $15.7 million for the first quarter of fiscal 2009 compared to $15.5 million for the corresponding quarter of fiscal 2008 and consisted of higher costs due to commissions for higher revenue partially offset by lower stock based compensation expenses.

Amortization of intangibles:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Amortization of intangible assets (dollars in thousands)	$103	$260	$(157)	(60.4)%
Percentage of Revenue	0.2%	0.5%

Amortization of intangibles decreased in the first quarter of fiscal 2009 compared to the corresponding quarter of fiscal 2008 due to the write-off of $2.1 million in non-purchased technology related intangible assets that were determined to be impaired in the fourth quarter of fiscal 2008.

Integration and restructuring charges:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Integration and restructuring charges (dollars in thousands)	$585	$293	$292	99.7%
Percentage of Revenue	1.0%	0.6%

Integration and restructuring charges increased $0.3 million or 99.7% due to higher costs related to the shutdown of the Austin, Texas engineering facility which has been fully vacated as of September 2008.

Loss on repayment of convertible notes, net:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Loss on repayment of converible notes, net (dollars in thousands)	$(522)	$—	$(522)	100.0%
Percentage of Revenue	(0.9)%	—%

In the first quarter of fiscal 2009 we repaid $63.1 million of our convertible notes and incurred a loss of $0.5 million mostly related to the write-off of a portion of capitalized bond costs that were previously being amortized. See the “Liquidity and Capital Resources” section below for additional information regarding the details of this loss.

Loss on short-term investments, net:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Loss on short-term investments, net (dollars in thousands)	$(473)	$—	$(473)	100.0%
Percentage of Revenue	(0.8)%	—%

The $0.5 million increase in net loss on short-term investments is attributable to an “other than temporary” loss of $0.6 million partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an “other than temporary” loss in fiscal 2008.  See the “Liquidity and Capital Resources” section below for additional information regarding our determination of the fair value of these investments at September 28, 2008.

Interest income:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Interest income (dollars in thousands)	$768	$2,210	$(1,442)	(65.2)%
Percentage of Revenue	1.4%	4.4%

Interest income decreased $1.4 million in the first quarter of fiscal 2009 compared to the same period in the prior year due to lower interest rates and lower cash and short-term investment balances.

Interest expense:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Interest expense (dollars in thousands).	$(765)	$(1,195)	$430	(36.0)%
Percentage of Revenue	(1.4)%	(2.4)%

Interest expense decreased $0.4 million in the first quarter of fiscal 2009 due to the repayment of $63.1 million in convertible notes in the first quarter of fiscal 2009 and the repayment of a $2.4 million industrial development bond in the second quarter of fiscal 2008.

Income taxes:

	Three Months Ended
	September 28, 2008	September 30, 2007	$ Change	% Change
Income tax expense (benefit) (dollars in thousands)	$1,660	$(129)	$1,789	(1,386.8)%
Percentage of Revenue	3.0%	(0.3)%

Our income tax provision was $1.7 million in the first quarter of fiscal 2009, compared to an income tax benefit of $0.1 million in the corresponding quarter of fiscal 2008.  Our effective tax rate in the first quarter of fiscal 2009 was 39.0%, compared to an effective tax rate of 29.3% in the corresponding period of fiscal 2008. The estimated full year rate is used as a basis for determining the quarterly effective tax rate, with certain required adjustments. The fiscal 2009 full year rate is estimated to be higher than the fiscal 2008 full year tax rate, primarily since the prior year included the benefit of both federal and state research tax credits which at this time are not included in the fiscal 2009 tax rate estimate.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the first quarter of fiscal 2009 with the end of fiscal 2008 is discussed below:

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

Our backlog amounted to $50.9 million as of September 28, 2008, compared to $58.4 million as of June 29, 2008 and $50.4 million as of September 30, 2007. Our backlog, which is shippable within the next six months, was $37.4 million as of September 28, 2008, compared to $47.1 million as of June 29, 2008.  The $7.5 million reduction in backlog between September 28, 2008 and June 29, 2008 was primarily due to the ramp up in supply capacity to meet pent-up demand and lower lead times for our new cable timing product.

Contract Revenue:

As of September 28, 2008, we had approximately $11.2 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 29, 2008. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of September 28, 2008, working capital was $157.2 million compared to $151.5 million as of June 29, 2008. Cash and cash equivalents as of September 28, 2008 decreased to $88.0 million from $142.4 million as of June 29, 2008. This decrease was primarily the result of the repayment of $63.1 million of our convertible notes. Short-term investments decreased from $21.9 million as of June 29, 2008 to $18.4 million as of September 28, 2008. This decrease was attributable primarily to maturities of short-term investments during the first three months of fiscal 2009.

The $8.4 million net cash provided by operating activities for the three months ended September 28, 2008 was primarily attributable to net income of $2.6 million and non-cash expenses related to a $2.7 million increase in accrued compensation, depreciation and amortization of $2.1 million, a $1.2 million decrease in deferred income taxes, a $1.7 million increase in accounts payable, a $0.5 million net loss related to the repayment of convertible notes, stock-based compensation expenses of $1.0 million and a $0.5 million net loss on short-term investments.  This was partially offset by an inventory increase of $2.1 million, a decrease in other accrued liabilities of $2.0 million and an increase in prepaids and other assets of $0.5 million. The $2.2 million net cash provided by investing activities for the three months ended September 29, 2008 was primarily attributable to $3.4 million in maturities of short-term investments that was partially offset by $1.1 million in purchases of plant and equipment. The $64.9 million net cash used for financing activities was primarily attributable to $62.5 million used for the repayment of convertible notes and $2.1 million to repurchase common stock.

Our days sales outstanding in accounts receivable was 59 days as of September 28, 2008, unchanged from June 29, 2008.

Loss on Short-term Investment, Net

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (SIV) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that an impairment loss should be considered other than temporary based on discussions with the receiver and potential options expected to be made available to senior debt holders of which Symmetricom was one. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009. As a result of the final settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, whose market values had declined, were other than temporarily impaired.  We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies.  As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009.   This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

Convertible Subordinated Notes

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of our $120.0 million convertible subordinated notes (the “Notes”), at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008. We may repurchase some or all of our remaining outstanding Notes.

In connection with the issuance of the Notes, Symmetricom initially recorded bond fees of approximately $4.0 million, which were amortized using the straight-line method over a period of seven years ending in fiscal 2012. As of June 29, 2008, $2.2 million of unamortized costs remained. As a result of the tender offer, $1.1 million of this unamortized cost was expensed in the first quarter of fiscal 2009. This, combined with a $0.6 million gain relating to difference between the principal amount and the purchase price of the Notes, resulted in a $0.5 million net loss on repayment of convertible notes recognized in the first quarter of fiscal 2009.

Contingencies

See Item 1 of Part I, Financial Statements — Note 11 — Contingencies.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this statement will result in a change to any of our current accounting practices.

In April 2008, the FASB adopted FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to June 29, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 28, 2008, we had cash and cash equivalents of $88.0 million and short-term investments of $18.4 million. Currently our short-term investment portfolio consists mainly of corporate debt securities and mutual funds. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of September 28, 2008, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of September 28, 2008, a hypothetical 10% adverse change in British Pounds and Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. On June 17, 2008 we filed an amendment to our Form 10-K for the fiscal year ended July 1, 2007 to amend and restate our consolidated balance sheets as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005.  Also on June 17, we filed an amendment to our Form 10-Q to amend our Form 10-Q for the quarter ended September 30, 2007. Both of these amendments were filed to correct a misstatement in our original filings related to errors in accounting for accrued liabilities related to inventory receipts.  In the Form 10-K/A and Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective. Because this material weakness related to the reconciliation and review of accrued liabilities related to inventory receipts was not fully remediated as of September 28, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2008, solely because of this material weakness.

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2008 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 11 — Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 29, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

As of the first quarter of fiscal 2009, the risk factor titled “The tax treatment of the restructuring of our Puerto Rico subsidiary may negatively impact our net earnings,” is no longer applicable.  See Item 1 of Part I, Financial Statements — Note 2  — Income Taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended September 28, 2008:

				Approximate Number
	Total		Total Number of Shares	of Shares That
	Number of	Average	Purchased as Part of	May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
June 30, 2008 through July 27, 2008	—	$—	—	901,174
July 28, 2008 through August 24, 2008	96,654	$5.01	96,654	804,520
August 25, 2008 through September 28, 2008	265,524	$4.98	265,524	538,996
Total	362,178	$4.99	362,178

During the first three months of fiscal 2009, we repurchased 0.4 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.8 million.

As of September 28, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.5 million. On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock.

A further 66,562 shares were repurchased by us in the first quarter of fiscal 2009 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

On July 30, 2008, we purchased for cash $63.1 million aggregate principal amount of our convertible subordinated notes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 30, 2008, the compensation committee of our board of directors approved a Second Amended and Restated Executive Severance Benefits Agreement for our new executive officers, including Justin Spencer, our Executive Vice President, Chief Financial Officer and Secretary. The new form of executive severance benefits agreement provides that if at any time prior to a change of control of Symmetricom or more than twelve months following a change of control of the Symmetricom, the executive officer’s employment is terminated by us without cause or by constructive termination, then the executive officer is entitled to the following severance benefits:

•      base salary for six, nine or twelve months depending on the length of the executive officer’s employment with us (the “severance period”),

•      the executive’s target bonus for the fiscal year during which the termination occurs, prorated by the length of the severance period; and

•      health benefits for the executive (and his or her dependents) for the severance period (or the earlier expiration of the COBRA continuation period).

The new form of executive severance benefits agreement also provides that if at any time within twelve months following a change of control of Symmetricom, the executive officer’s employment is terminated by us without cause or by constructive termination, then the executive officer is entitled to the following severance benefits:

•      base salary for twelve months;

•      the sum of (a) the executive officer’s target annual bonus for the fiscal year during which the termination occurs prorated by the portion of the fiscal year that the executive officer was employed by the company plus (b) the full target annual bonus for such fiscal year;

•      immediate vesting of any unvested stock options and other stock-based awards; and

•      health benefits for the executive officer and his or her dependents for twelve months (or the earlier expiration of the COBRA continuation period).

Notwithstanding the foregoing, if a change of control occurs within twelve months of the officer’s start date, the amount of acceleration of vesting of stock options and other stock-based awards upon a triggering termination will be limited to 50% of the unvested shares.

On October 31, 2008, at our annual meeting of stockholders, our stockholders approved the amendment and restatement of our 2006 Incentive Award Plan (the “2006 Plan”).  Generally, the amendments to the 2006 Plan provide that:

•      The number of shares authorized for issuance thereunder is increased by 5,500,000 shares;

•      Each share subject to an award other than a stock option or a stock appreciation right will count against the share reserve as two shares;

•      Neither (i) shares tendered or withheld to cover the payment of an option exercise price or to satisfy tax withholding obligations, nor (ii) shares subject to a stock-settled stock appreciation right which were not issued upon the net settlement or exercise of the right, will be available for future grant under the 2006 Plan;

•      There is a maximum required term of seven years for any option or stock appreciation right;

•      Repricing (or cancellation and exchange) of underwater stock appreciation rights, as well as the exchange of underwater options or stock appreciation rights for other equity awards or a cash payment, is prohibited without stockholder approval of such action;

•      Minimum vesting restrictions applicable to certain “full value awards” (i.e., awards other than those for which the participant directly or indirectly pays the intrinsic value of the stock on the grant date) are removed; and

•      A committee of the board of directors may accelerate the vesting of performance-based awards.

The above description is qualified by reference to the full text of the 2006 Plan, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Second Amended and Restated Executive Severance Benefits Agreement with Justin Spencer.

10.2#	Amended and Restated 2006 Incentive Award Plan

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: November 6, 2008	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 6, 2008	By:	/s/ JUSTIN SPENCER
Justin Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)