Form 10-Q
period 2008-12-28
SYMMETRICOM INC
filed 2009-02-06
CIK 82628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 25, 2009
Common Stock	43,995,579

SYMMETRICOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	December 28,	June 29,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$84,357	$142,419
Short-term investments	17,583	21,910
Accounts receivable, net of allowance for doubtful accounts of $361 and $731	36,302	36,682
Inventories, net	43,701	38,273
Prepaids and other current assets	15,307	14,402
Total current assets	197,250	253,686
Property, plant and equipment, net	23,180	25,036
Goodwill	48,144	48,144
Other intangible assets, net	6,250	7,191
Deferred taxes and other assets	41,430	44,512
Total assets	$316,254	$378,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,931	$9,018
Accrued compensation	14,456	13,582
Accrued warranty	3,644	3,801
Other accrued liabilities	9,734	11,233
Current maturities of long-term obligations	595	64,515
Total current liabilities	38,360	102,149
Long-term obligations	59,877	59,855
Deferred income taxes	426	426
Total liabilities	98,663	162,430
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,371 shares issued and 43,978 outstanding at December 28, 2008; 49,395 shares issued and 44,925 outstanding at June 29, 2008	179,428	182,201
Accumulated other comprehensive loss	108	(60)
Retained earnings	38,055	33,998
Total stockholders’ equity	217,591	216,139
Total liabilities and stockholders’ equity	$316,254	$378,569

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net revenue	$48,207	$48,843	$104,105	$99,578
Cost of sales:
Cost of products and services	24,971	26,022	51,580	54,049
Amortization of purchased technology	369	861	737	1,666
Integration and restructuring charges	—	164	—	167
Total cost of sales	25,340	27,047	52,317	55,882
Gross profit	22,867	21,796	51,788	43,696
Operating expenses:
Research and development	6,448	6,587	13,752	13,873
Selling, general and administrative	12,831	15,531	28,510	31,047
Amortization of intangible assets	103	233	206	493
Integration and restructuring charges	252	7	837	300
Total operating expenses	19,634	22,358	43,305	45,713
Operating income (loss)	3,233	(562)	8,483	(2,017)
Loss on repayment of convertible notes, net	—	—	(522)	—
Gain on sale of asset	—	700	—	700
Loss on short-term investments, net	(895)	(620)	(1,368)	(620)
Interest income	491	2,147	1,259	4,357
Interest expense	(543)	(1,185)	(1,308)	(2,380)
Income before income taxes and discontinued operations	2,286	480	6,544	40
Income tax provision	827	279	2,487	150
Income (loss) from continuing operations	1,459	201	4,057	(110)
Gain from discontinued operations, net of tax	—	15	—	83
Net income (loss)	$1,459	$216	$4,057	$(27)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.03	$—	$0.09	$—
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$0.03	$—	$0.09	—
Weighted average shares outstanding—basic	43,684	44,532	43,824	45,013

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.03	$—	$0.09	$—
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$0.03	$—	$0.09	$—
Weighted average shares outstanding—diluted	44,139	44,919	44,379	45,013

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	December 28,	December 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$4,057	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,154	5,199
Deferred income taxes	1,379	(847)
Loss on investments	1,368	620
Loss on repayment of convertible notes	522	—
Allowance for doubtful accounts	(371)	—
Provision for excess and obsolete inventory	688	1,043
Loss (gain) on asset disposals	506	(700)
Stock-based compensation	1,420	2,615
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	750	4,448
Inventories	(6,115)	(6,563)
Prepaids and other assets	(901)	78
Accounts payable	1,016	(6,420)
Accrued compensation	874	(320)
Other accrued liabilities	(1,634)	1,508
Net cash provided by operating activities	7,713	634
Cash flows from investing activities:
Purchases of short-term investments	(220)	(25,254)
Maturities of short-term investments	3,522	70,304
Purchases of property and equipment	(1,965)	(2,101)
Purchased technology related costs	—	(1,455)
Net cash provided by investing activities	1,337	41,494
Cash flows from financing activities:
Repayment of long-term obligations	(800)	(683)
Proceeds from issuance of common stock	211	140
Repurchase of common stock	(4,090)	(9,340)
Repayment of convertible notes	(62,489)	—
Net cash used for financing activities	(67,168)	(9,883)
Effect of exchange rate changes in cash	56	(137)
Net increase (decrease) in cash and cash equivalents	(58,062)	32,108
Cash and cash equivalents at beginning of period	142,419	37,587
Cash and cash equivalents at end of period	$84,357	$69,695
Non-cash investing and financing activities:
Unrealized loss on securities, net	$112	$(36)
Plant and equipment purchases included in accounts payable	67	88
Cash payments for:
Interest	$1,193	$2,092
Income taxes	531	1,310

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 29, 2008. The results of operations for the three and six months ended December 28, 2008 and December 30, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 28, 2009.

The condensed consolidated balance sheet as of June 29, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Reclassifications

Certain prior-year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period's presentation.   The Condensed Consolidated Statements of Cash Flows now includes non cash charges for the allowance for doubtful accounts and provision for excess and obsolete inventory that were previously included in the Accounts Receivable and Inventories amounts, respectively.

Change in Accounting Estimate

In the second quarter of fiscal 2009, we performed a review of our allowance for doubtful accounts.  Based on this most recent review, we determined that a reduction in the allowance was appropriate based upon the experience rate of actual write-offs for uncollectible receivable balances.  This change in accounting estimate resulted in a $0.4 million benefit which was recognized in the second quarter of fiscal 2009 and was included within selling, general and administrative expenses in the condensed consolidated statement of operations.

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

In rare circumstances, our customers may request that certain transactions be on a bill and hold basis. For these transactions, we recognize revenue in accordance with SAB 104.

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However, for many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash. We commonly have transactions that involve sales of both product and services to our customers. Product revenue is generated from the sale of synchronization and timing equipment with embedded software that is essential to product functionality. We account for these transactions in accordance with the rules applicable to software revenue recognition. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense both when orders are received and shipped, at which times the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $4.9 million as of December 28, 2008. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning June 29, 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

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

Note 2. Income Taxes

Symmetricom reported in its Form 10-K for the year ended June 29, 2008, that its subsidiary Symmetricom Puerto Rico, Ltd. had applied to the Internal Revenue Service, or IRS, for a ruling request related to its tax-free restructuring in July 2006.  Symmetricom Puerto Rico Ltd received a favorable ruling from the IRS dated September 19, 2008 confirming the tax-free treatment.

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•                  Level 1 — inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2 — inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of December 28, 2008:

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	December 28, 2008	(Level 1)	(Level 2)
		(In thousands)
Assets:

Cash and cash equivalents: Bank deposits and money market funds	$84,357	$84,357	$—
Short-term investments:
Corporate debt securities	$14,920	$—	$14,920
Mutual funds	2,663	1,751	912
Total short-term investments	17,583	1,751	15,832
Total financial assets	$101,940	$86,108	$15,832

Our valuation techniques used to measure the fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of corporate debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

Short-term investments

Components of short-term investments were as follows:

	December 28,	June 29,
	2008	2008
	(In thousands)
Corporate debt securities	$14,920	$15,331
Mutual funds	2,663	3,427
Other investments	—	3,152
	$17,583	$21,910

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

In the second quarter of fiscal 2009, we determined that mutual funds related to our deferred compensation plan, whose market values had declined, were other than temporarily impaired.  We made this determination based on the overall decline in the value of the mutual funds and the uncertainty as to whether they would recover.  As a result of this assessment, we recognized a $0.9 million other than temporary loss in the second quarter of fiscal 2009.

Note 4. Inventories

Components of inventories were as follows:

	December 28, 2008	June 29, 2008
	(In thousands)

Raw materials	$21,600	$16,753
Work-in-process	9,324	10,162
Finished goods	12,777	11,358
Inventories	$43,701	$38,273

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 28, 2008 consists of:

		Timing, Test
		and
	Wireline	Measurement	Total
	(In thousands)
Balances as of December 28, 2008	$28,032	$20,112	$48,144

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test the carrying amount of goodwill annually during the fourth fiscal quarter and at other times if an event occurs or circumstances change that would more likely than not that reduce the fair value of a reporting unit  below its carrying amount including goodwill.

Our market capitalization declined from approximately $175.1 million at June 29, 2008, the date of our last goodwill impairment test, to approximately $162.4 million of the end of second fiscal quarter of 2009.  Accordingly, we completed a step one goodwill impairment test to determined whether the decline in market capitalization indicated that the carrying value of our reporting units were in excess of fair value.

A step one goodwill impairment test compares the fair value of a reporting unit to its carrying value to determine if a step two test is required. We estimate our reporting unit’s fair values using a weighted average of values determined under an income approach and a market approach. We weighed these approaches at approximately 67% and for the income approach 33% for the market approach.  We applied a lower weighting to the market approach as there are a limited number of highly comparable companies, which is a key component of the market approach.  Under the income approach, fair value is determined by discounting estimated future cash flows and is dependent on several significant assumptions, including our earnings projections and our cost of capital. A significant reduction in our forecasted revenues would negatively impact our fair value under the income approach. Under the market approach, we estimate the fair value of each reporting unit based on pricing multiples of certain financial parameters observed in comparable companies. Future market declines and declines in the performance of these comparable companies would negatively impact our fair value under the market approach. We compare the sum of our reporting units to recent trends in our market capitalization and have reconciled them to within a reasonable control premium.

Based on the results of our step one test, we have determined that fair value of our reporting units is greater than their carrying value and that a step two test is not required as of December 28, 2008.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to determine that the fair value of our reporting units is less than their carrying amounts and require us to perform additional future goodwill impairment tests, resulting in a material impairment charge.

Other Intangible Assets

Other intangible assets as of December 28, 2008 and June 29, 2008 consist of:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
Purchased technology	$24,357	$19,380	$4,977
Customer lists, trademarks, other	7,025	4,811	2,214

Total as of June 29, 2008	$31,382	$24,191	$7,191

Purchased technology	$24,357	20,119	4,238
Customer lists, trademarks, other	7,025	5,013	2,012

Total as of December 28, 2008	$31,382	$25,132	$6,250

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2009 (remaining six months)	$941
2010	1,573
2011	1,307
2012	726
2013	502
Thereafter	1,201

Total amortization	$6,250

Intangible asset amortization expense for the first six months of fiscal 2009 and 2008 was $0.9 million and $2.2 million, respectively.

In conjunction with our goodwill impairment test mentioned above, we also reviewed our other intangible assets and determined there was no impairment. As with goodwill, we will continue to monitor the carrying value of intangible assets and perform impairment tests when necessary.  If, in the future, we determine that other intangible assets are impaired, we may incur a material impairment charge.

Note 6. Long-term Obligations

Long-term obligations consist of:

	December 28, 2008	June 29, 2008
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$56,880	$120,000
Deferred revenue	1,214	1,297
Capital lease	498	1,286
Lease accrual	854	706
Income tax	690	690
Post-retirement benefits	215	240
Conditional grant	97	109
Lease loss accrual, net	24	42
Less—current maturities	(595)	(64,515)
Total	$59,877	$59,855

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

Note 7. Stockholders’ Equity

Stock Award Activity

During the six months ended December 28, 2008, we granted non performance-based options to purchase 1.3 million shares of Symmetricom’s common stock, and we did not grant any shares of restricted stock. In the second quarter of fiscal 2009 we changed the contractual life of future options grants from 5 years to 7 years.

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
							Weighted
	Shares		Weighted		Weighted		Average
	Available	Number of	Average	Number of	Average	Number of	Grant-Date
	For Grant	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value
	(In thousands, except per share amounts)
Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Update of 2006 Plan	5,500	—	—	—	—	—	—
Granted - options	(1,341)	1,341	4.64	—	—	—	—
Exercised	—	(54)	3.88	—	—	—	—
Vested	—	—	—	—	—	(273)	6.82
Cancelled	478	(408)	6.83	(70)	8.53	(78)	7.53
Expired	(35)	—	—	—	—	—	—
Balances at December 28, 2008	6,785	5,843	$6.59	125	$8.53	643	$6.43

The total number of in-the-money options outstanding and exercisable as of December 28, 2008 was as follows:

		Weighted
		Average
		Remaining	Weighted	12/28/2008	Intrinsic	Aggregate
	Number of	Contractual	Average	Closing	Value	Intrinsic
Option	Shares	Life	Exercise Price	Price	Per Share	Value
	(In thousands)	(In years)				(In thousands)
Outstanding at
December 28, 2008	65	2.16	$2.61	$3.69	$1.08	$71

Exercisable at
December 28, 2008	65	2.16	$2.61	$3.69	$1.08	$71

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of December 28, 2008, based on our common stock closing price of $3.69 on December 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

For the quarters ended December 28, 2008 and December 30, 2007, the weighted average estimated fair values of options granted was $1.61 and $1.57, respectively. For the six months ended December 28, 2008 and December 30, 2007, the weighted average estimated fair values of options granted was $1.89 and $1.91. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months ended December 28, 2008 and December 30, 2007 and six months ended December 28, 2008 and December 30, 2007, as follows:

	Three months ended		Six months ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Expected life (in years)	3.9	3.8	3.8	3.8
Risk-free interest rate	1.4%	3.7%	2.0%	4.1%
Volatility	53.5%	45.0%	49.7%	45.3%

We recorded stock-based compensation expenses of $0.4 million and $1.0 million in the second quarter of fiscal 2009 and 2008, respectively, and $1.4 million and $2.6 million in the six months ended December 28, 2008 and December 30, 2007, respectively, which includes the net cumulative impact of 10.0% (fiscal 2009) or 4.75% (fiscal 2008) estimated future annual forfeitures in the determination of the expense in the period, rather than recording forfeitures when they occur. At December 28, 2008, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans but not yet recognized was approximately $4.0 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

During the first six months of fiscal 2009, we repurchased 0.8 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $3.7 million.

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of December 28, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.1 million.

A further 76,342 shares were repurchased by us in the first six months of fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

Note 8. Integration and Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at December 28, 2008 and June 29, 2008:

	Balance at			Balance at
	June 29,	Expense		December 28,
	2008	Additions	Payments	2008
	(in thousands)
Lease loss accrual (fiscal 2004)	$86	$—	$(26)	$60
All other integration and restructuring changes (fiscal 2004)	299	—	(43)	256
Austin facility shutdown (fiscal 2008)	588	837	(709)	716
Total	$973	$837	$(778)	$1,032

The balance of the $0.1 million lease loss accrual for facilities as of December 28, 2008 will be paid over the next three years.  Also, we expect to incur additional integration and restructuring charges of $0.5 million related to shutting down our Austin, Texas facility in addition to the $0.7 million accrued as of December 28, 2008. As of December 28, 2008, we have vacated this facility, written off any leasehold improvements and are attempting to sublease the property.

See Note 15 — Subsequent Event below, for information regarding our restructuring activity announced in January 2009.

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

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$1,459	$216	$4,057	$(27)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	162	41	56	(137)
Unrealized gain (loss) on investments	8	22	112	(36)
Other comprehensive income (loss)	170	63	168	(173)
Total comprehensive income (loss)	$1,629	$279	$4,225	$(200)

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

The following table reconciles the number of shares utilized in the earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$1,459	$201	$4,057	$(110)
Gain from discontinued operations	—	15	—	83
Net income (loss)	$1,459	$216	$4,057	$(27)

Shares (Denominator):
Weighted average common shares outstanding	44,331	45,635	44,571	46,078
Weighted average common shares outstanding subject to repurchase	(647)	(1,103)	(747)	(1,065)
Weighted average shares outstanding—basic	43,684	44,532	43,824	45,013
Weighted average dilutive share equivalents from stock options and warrants	17	51	23	—
Weighted average common shares dilutive subject to repurchase	438	336	532	—
Weighted average shares outstanding—diluted	44,139	44,919	44,379	45,013
Earnings per share—basic:
Earnings (loss) from continuing operations	$0.03	$—	$0.09	$—
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$0.03	$—	$0.09	$—
Earnings per share—diluted:
Earnings (loss) from continuing operations	$0.03	$—	$0.09	$—
Gain from discontinued operations	—	—	—	—
Net earnings (loss)	$0.03	$—	$0.09	$—

The following common stock equivalents were excluded from the net earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(In thousands)		(In thousands)

Stock options.	5,835	4,658	5,544	5,238
Common shares subject to repurchase..	—	22	—	1,065
Total shares of common stock excluded from diluted net earnings (loss) per share calculation.	5,835	4,680	5,544	6,303

Note 11. Contingencies

Former Texas Facility Environmental Cleanup

        We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remediation activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of December 28, 2008, we had an accrual of $0.3 million, included in other accrued liabilities on the accompanying condensed consolidated balance sheets, for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

        In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of December 28, 2008, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

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

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$19,188	$19,097	$46,960	$39,612
Wireless/OEM Products	3,195	5,585	10,147	11,123
Global Services	4,308	5,516	8,359	9,800
Quality of Experience Assurance Division	561	305	787	460
Timing, Test and Measurement Division	20,955	18,340	37,852	38,583
Total net revenue	$48,207	$48,843	$104,105	$99,578
Cost of sales:
Telecom Solutions Division:
Wireline Products	$8,642	$8,859	$17,739	$18,614
Wireless/OEM Products	2,516	4,098	7,594	7,790
Global Services	3,024	3,790	6,047	7,023
Quality of Experience Assurance Division	136	91	259	128
Timing, Test and Measurement Division	10,653	9,184	19,941	20,494
Other cost of sales*	369	1,025	737	1,833
Total cost of sales	$25,340	$27,047	$52,317	$55,882
Gross profit:
Telecom Solutions Division:
Wireline Products	$10,546	$10,238	$29,221	$20,998
Wireless/OEM Products	679	1,487	2,553	3,333
Global Services	1,284	1,726	2,312	2,777
Quality of Experience Assurance Division	425	214	528	332
Timing, Test and Measurement Division	10,302	9,156	17,911	18,089
Other cost of sales*	(369)	(1,025)	(737)	(1,833)
Total gross profit	$22,867	$21,796	$51,788	$43,696

Gross margin:
Telecom Solutions Division:
Wireline Products	55.0%	53.6%	62.2%	53.0%
Wireless/OEM Products	21.3%	26.6%	25.2%	30.0%
Global Services	29.8%	31.3%	27.7%	28.3%
Quality of Experience Assurance Division	75.8%	70.2%	67.1%	72.2%
Timing, Test and Measurement Division	49.2%	49.9%	47.3%	46.9%
Other cost of sales as percentage of total revenue*	(0.8)%	(2.1)%	(0.7)%	(1.8)%
Total gross margin	47.4%	44.6%	49.7%	43.9%

* Includes amortization of purchased technology and applicable integration, and restructuring charges.

Note 13. Warranty

Changes in our accrued warranty liability during the first six months of fiscal 2009 were as follows:

(In thousands)
Product warranty at June 29, 2008	$3,801
Provision for warranty	1,436
Accruals related to change in estimate	(49)
Less: Actual warranty costs	(1,544)
Product warranty at December 28, 2008	$3,644

Note 14. Revenue

In the second quarter of fiscal 2009, we agreed with a distributor that shipments previously made to them would be returned, due to our decision to sell directly to several customers. As a result, we determined that $1.1 million of revenue related to these shipments should not be recognized as revenue in the second quarter of fiscal 2009.

On January 14, 2009, Nortel Networks, one of our customers, filed for bankruptcy protection from its creditors. We reviewed our shipments that related to Nortel as of the end of the second quarter of fiscal 2009. As a result of this review, we determined that $0.5 million in shipments made in the quarter and not yet paid should not be recognized as revenue due to the uncertain nature of the collectability of the related receivables prior to the bankruptcy filing. Similarly, another customer, Hawaiian Telcom, filed for bankruptcy on December 1, 2008, and we determined that $0.1 million in shipments made earlier in the quarter and not yet paid should not be recognized as revenue due to the uncertain nature of the collectability of the related receivables prior to their bankruptcy filing.

Note 15. Subsequent Event

On January 20, 2009, we announced a restructuring plan to further streamline our manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we plan to eliminate approximately 100 positions, or about 11% of our total workforce. The reductions began in January 2009 and will be complete by December 2009. We expect to incur restructuring charges in the range of $6.5 to $7.5 million in connection with the plan, including approximately $5.0 million which we expect to record in the second half of our current fiscal year. Total restructuring charges are expected to include $3.5 to $4.0 million in one-time termination benefits, approximately $2.5 million in asset impairment charges and $0.5 to $1.0 million in other restructuring related charges. Total cash expenditures associated with the restructuring plan are expected to be $4.0 to $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included elsewhere in this report.

When used in this discussion or elsewhere in this report, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” “will,” “intend,” “can” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Part II, Item 1A, “Risk Factors.”

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

On January 20, 2009, we announced a restructuring plan to further streamline manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we plan to eliminate approximately 100 positions, or about 11% of our total workforce. The reductions began in January 2009 and will be complete by December 2009. We expect to incur restructuring charges in the range of $6.5 to $7.5 million in connection with the plan, including approximately $5.0 million which we expect to record in the second half of our current fiscal year. Total restructuring charges are expected to include $3.5 to $4.0 million in one-time termination benefits, approximately $2.5 million in asset impairment charges and $0.5 to $1.0 million in other restructuring related charges. Total cash expenditures associated with the restructuring plan are expected to be $4.0 to $5.0 million. Upon completion, we expect the restructuring and other actions to reduce our annual manufacturing and operating costs by approximately $7.0 million.

On January 14, 2009, Nortel Networks, one of our customers, filed for bankruptcy protection from its creditors. We reviewed our shipments that related to Nortel as of the end of the second quarter of fiscal 2009. As a result of this review, we determined that $0.5 million in shipments made in the quarter and not yet paid should not be recognized as revenue due to the uncertain nature of the collectability of the related receivables prior to the bankruptcy filing. Additionally, we reviewed accounts receivable balances as of the end of the second quarter of fiscal 2009 related to Nortel and recognized a $0.1 million charge to the allowance for doubtful accounts. Please see “Known Trends and Uncertainties Impacting Future Results of

Operations: Global Market and Economic Conditions” below.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the change of estimate for doubtful accounts (See Item 1 of Part I, Financial Statements — Note 1 — Basis of Presentation and Recently Issued Financial Statements), we believe that there have been no significant changes during the six months ended December 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Global market and economic conditions became increasingly negative in the six-month period ended December 28, 2008. Financial markets in the U.S. and abroad have experienced a severe downturn arising from a multitude of factors, including concerns about the systemic impact of inflation and deflation, geopolitical issues, adverse credit conditions, higher energy costs, lower corporate profits and capital spending, and declining real estate and mortgage markets, combined with volatile oil prices, decreased business and consumer confidence and increased unemployment. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.

Adverse economic conditions in the U.S. and other markets in which we operate and into which we sell our products have adversely affected and may continue to adversely affect our liquidity and financial condition. If current economic conditions or the constrained credit environment continue, our customers may be unable to timely replace maturing liabilities and to access the capital markets to meet liquidity needs on satisfactory terms or at all, resulting in adverse effects on our results of operations. In addition, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our goodwill and intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

As of December 28, 2008, we had recorded goodwill and other intangible assets with a net book value of $48.1 million and $6.3 million respectively, related to various acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test the carrying amount of goodwill annually during the fourth fiscal quarter and at other times if an event occurs or circumstances change that would more likely than not that reduce the fair value of a reporting unit  below its carrying amount including goodwill.

Our market capitalization declined from approximately $175.1 million at June 29, 2008, the date of our last goodwill impairment test, to approximately $162.4 million of the end of second fiscal quarter of 2009.  Accordingly, we completed a step one goodwill impairment test to determined whether the decline in market capitalization indicated that the carrying value of our reporting units were in excess of fair value.

A step one goodwill impairment test compares the fair value of a reporting unit to its carrying value to determine if a step two test is required. We estimate our reporting unit’s fair values using a weighted average of values determined under an income approach and a market approach. We weighed these approaches at approximately 67% and for the income approach 33% for the market approach.  We applied a lower weighting to the market approach as there are a limited number of highly comparable companies, which is a key component of the market approach.  Under the income approach, fair value is determined by discounting estimated future cash flows and is dependent on several significant assumptions, including our earnings projections and our cost of capital. A significant reduction in our forecasted revenues would negatively impact our fair value under the income approach. Under the market approach, we estimate the fair value of each reporting unit based on pricing multiples of certain financial parameters observed in comparable companies. Future market declines and declines in the performance of these comparable companies would negatively impact our fair value under the market approach. We compare the sum of our reporting units to recent trends in our market capitalization and have reconciled them to within a reasonable control premium.

Based on the results of our step one test, we have determined that fair value of our reporting units is greater than their carrying value and that a step two test is not required as of December 28, 2008.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to determine that the fair value of our reporting units is less than their carrying amounts and require us to perform additional future goodwill impairment tests, resulting in a material impairment charge.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and six months ended December 28, 2008 and December 30, 2007:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Net revenue
Telecom Solutions Division:
Wireline Products	39.8%	39.1%	45.1%	39.8%
Wireless/OEM Products	6.6%	11.4%	9.7%	11.2%
Global Services	8.9%	11.3%	8.0%	9.8%
Quality of Experience Assurance	1.2%	0.6%	0.8%	0.5%
Timing, Test and Measurement Division	43.5%	37.6%	36.4%	38.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	51.8%	53.3%	49.5%	54.3%
Amortization of purchased technology	0.8%	1.8%	0.7%	1.7%
Integration and restructuring charges	—%	0.3%	—%	0.2%
Gross profit	47.4%	44.6%	49.7%	43.9%
Operating expenses:
Research and development	13.4%	13.5%	13.2%	13.9%
Selling, general and administrative	26.6%	31.8%	27.4%	31.2%
Amortization of intangible assets	0.2%	0.5%	0.2%	0.5%
Integration and restructuring charges	0.5%	—%	0.8%	0.3%
Operating income (loss)	6.7%	(1.2)%	8.1%	(2.0)%
Loss on repayment of convertible notes, net	—%	—%	(0.5)%	—%
Gain on sale of asset	—%	1.4%	—%	0.7%
Loss on short-term investments, net	(1.9)%	(1.3)%	(1.3)%	(0.6)%
Interest income	1.0%	4.4%	1.2%	4.4%
Interest expense	(1.1)%	(2.4)%	(1.3)%	(2.4)%
Income before income taxes	4.7%	1.0%	6.3%	—%
Income tax provision	1.7%	0.6%	2.4%	0.2%
Income (loss) from continuing operations	3.0%	0.4%	3.9%	(0.1)%
Gain from discontinued operations, net of tax	—%	—%	—%	0.1%
Net Income (loss)	3.0%	0.4%	3.9%	—%

Net Revenue:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Revenue (dollars in thousands):
Wireline Products	$19,188	$19,097	$91	0.5%	$46,960	$39,612	$7,348	18.5%
Wireless/OEM Products	3,195	5,585	(2,390)	(42.8)	10,147	11,123	(976)	(8.8)
Global Services	4,308	5,516	(1,208)	(21.9)	8,359	9,800	(1,441)	(14.7)
Quality of Experience Assurance	561	305	256	83.9	787	460	327	71.1
Timing, Test and Measurement Division	20,955	18,340	2,615	14.3	37,852	38,583	(731)	(1.9)
Total Net Revenue	$48,207	$48,843	$(636)	(1.3)%	$104,105	$99,578	$4,527	4.5%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Q2-09: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2009, net revenue was flat when compared to the corresponding quarter of fiscal 2008. Although Wireline revenue was positively impacted by higher sales of cable products, this was offset by lower carrier spending, the Nortel bankruptcy and returns from a distributor. Wireless/OEM Products revenue decreased $2.4 million, or 42.8%, due to decreased sales to one customer and a price reduction for another customer. Global Service revenue decreased by $1.2 million, or 21.9%, due primarily to lower installation revenue related to lower year end carrier spending. Revenue for Quality of Experience Assurance Products increased by $0.3 million or 83.9%, due primarily to a new product introduction. Timing, Test and Measurement Division revenue increased by $2.6 million, or 14.3%, due to higher sales to the government communication and electronic system programs.

1st Half-09: Net revenue increased by $4.5 million to $104.1 million from $99.6 million in the first six months of fiscal 2008. Wireline revenue increased $7.3 million, or 18.5%, primarily due to higher sales of cable products. Wireless/OEM Products revenue decreased by $1.0 million, or 8.8%, compared to the corresponding half in fiscal 2008, due to a price reduction to a customer. Global Services revenue decreased by $1.4 million, or 14.7%, primarily due to lower installation and repair revenue related to lower year end carrier spending. Revenue for Quality of Experience Assurance Products increased $0.3 million, or 71.1%, due to a new product introduction. Revenue from the Timing, Test and Measurement Division for the first six months of fiscal 2009 was slightly below the same period for the prior year.

Gross Profit:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Gross Profit (dollars in thousands):
Wireline Products	$10,546	$10,238	$308	3.0%	$29,221	$20,998	$8,223	39.2%
Wireless/OEM Products	679	1,487	(808)	(54.3)	2,553	3,333	(780)	(23.4)
Global Services	1,284	1,726	(442)	(25.6)	2,312	2,777	(465)	(16.7)
Quality of Experience Assurance	425	214	211	98.6	528	332	196	59.0
Timing, Test and Measurement Division	10,302	9,156	1,146	12.5	17,911	18,089	(178)	(1.0)
Other cost of sales	(369)	(1,025)	656	(64.0)	(737)	(1,833)	1,096	(59.8)
Total Gross Profit	$22,867	$21,796	$1,071	4.9%	$51,788	$43,696	$8,092	18.5%
Percentage of Revenue	47.4%	44.6%			49.7%	43.9%

Q2-09: Gross profit in the second quarter of fiscal 2009 increased by $1.1 million or 4.9% compared to the corresponding quarter of fiscal 2008. Gross profit for Wireline Products increased by $0.3 million, or 3.0%, which is greater than the revenue increase of 0.5%, primarily due to a favorable sales mix for higher cable products revenue, which has a higher gross margin and lower costs as a result of the initial phase of outsourcing certain manufacturing capacity to a subcontractor in China. However, the overall gross margin related to Wireline in the second quarter of 2009 was adversely impacted by the revenue reversals related to the Nortel bankruptcy, where cost of sales was recognized in conjunction with these shipments and of high margin product returned from a major distributor. Gross profit for Wireless/OEM Products decreased by $0.8 million, or 54.3%, which was greater than the revenue decrease of 42.8% for the same period, due to the impact of a price reduction for a major OEM customer. Gross profit for Global Services decreased $0.4 million, or 25.6%, which is greater than the revenue decrease of 21.9% for the same period due primarily to a decrease in revenue for repairs, which has a higher gross margin than other services. Gross profit for Quality of Experience Products, increased by $0.2 million, or 98.6%, which is slightly higher than the revenue increase of 83.9%. Gross profit for the Timing, Test and Measurement Division increased by $1.1 million, or 12.5%, which is fairly consistent with the revenue increase of 14.3%.

Other cost of sales decreased $0.7 million or 64.0% primarily due to lower costs for amortization of intangibles due to the write off of intangible assets that were determined to be impaired in the fourth quarter of fiscal 2008 and other intangible assets that were fully amortized prior to the second fiscal quarter of 2009.

1st Half-09: Gross profit increased $8.1 million or 18.5% during the first six months of fiscal 2009 compared to the same period in the prior year. Gross profit for Wireline Products increased by $8.2 million, or 39.2%, which is higher than the revenue increase of 18.5%, primarily due to a favorable sales mix for higher cable products revenue and lower costs as a result of the initial phase of outsourcing certain manufacturing to a subcontractor in China. However, the overall gross margin related to Wireline in the first six months of 2009 was adversely impacted by the revenue reversals related to the Nortel bankruptcy and of high margin product returned from a major distributor. Gross profit for the Wireless/OEM Products decreased by $0.8 million or 23.4%, which was higher than the revenue decrease of 8.8% for the same period due primarily to a reduction in price to a major customer. Gross profit for Global Services decreased $0.5 million or 16.7%, as compared to the 14.7% revenue decrease for the same period due to a decrease in revenue for repairs which has high gross margins than other services. Gross profit for Quality of Experience Assurance increased by $0.2 million or 59.0%, which is lower than the revenue increase of 71.1%, primarily due to higher manufacturing period costs. Gross profit for the Timing, Test and Measurement Division was flat compared to the first six months of fiscal 2008.

Other cost of sales decreased $1.1 million or 59.8% primarily due to lower costs for amortization of intangibles due to the write off of intangible assets that were determined to be impaired in the fourth quarter of fiscal 2008 and other intangible assets that were fully amortized prior to the second fiscal quarter of 2009.

Operating Expenses:

Research and Development Expense:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Research and development expense (dollars in thousands)	$6,448	$6,587	$(139)	(2.1)%	$13,752	$13,873	$(121)	(0.9)%
Percentage of Revenue	13.4%	13.5%			13.2%	13.9%

Q2-09: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the second quarter of fiscal 2009 was slightly lower compared to the second quarter of fiscal 2008 due primarily to lower stock based compensation costs.

1st Half-09: Research and development expense for the first six months of fiscal 2009 was slightly lower compared to the corresponding period of fiscal 2008 due primarily to lower stock based compensation costs.

Selling, General and Administrative:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Selling, general and administrative(dollars in thousands)	$12,831	$15,531	$(2,700)	(17.4)%	$28,510	$31,047	$(2,537)	(8.2)%
Percentage of Revenue	26.6%	31.8%			27.4%	31.2%

Q2-09: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by 17.4% to $12.8 million for the second quarter of fiscal 2009, or $2.7 million lower compared to $15.5 million for the corresponding quarter of fiscal 2008. The decrease in expenses consisted primarily of a $1.4 million reduction in compensation related expenses including stock based compensation, fringe benefits and deferred compensation costs, a reduction of $0.4 million for a change in estimate for the allowance for doubtful accounts to correspond to our current bad debt write-off experience, and the remaining operating expense decrease of $0.9 million consists of spending reductions for consulting, legal and travel related costs.

1st Half-09: Selling, general and administrative expenses decreased by 8.2% to $28.5 million for the first six months of fiscal 2009 compared to $31.0 million for the corresponding period of fiscal 2008. The decrease in expenses consisted primarily of a $1.7 million reduction in compensation related expenses including stock based compensation, fringe benefits and deferred compensation costs, a reduction of $0.4 million for a change in estimate for the allowance for doubtful accounts to correspond to our current bad debt write-off experience, and the remaining operating expense decrease of $0.4 million consists of spending reductions for other costs.

Amortization of intangibles:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Amortization of intangible assets (dollars in thousands)	$103	$233	$(130)	(55.8)%	$206	$493	$(287)	(58.2)%
Percentage of Revenue	0.2%	0.5%			0.2%	0.5%

Amortization of intangibles decreased in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 due to the write-off of $2.1 million in non-purchased technology related intangible assets related to the Quality of Experience Assurance segment that were determined to be impaired in the fourth quarter of fiscal 2008.

Integration and restructuring charges:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Integration and restructuring charges (dollars in thousands)	$252	$7	$245	3,500.0%	$837	$300	$537	179.0%
Percentage of Revenue	0.5%	0.0%			0.8%	0.3%

Integration and restructuring charges increased in the second quarter and first half of fiscal 2009 compared to the corresponding period of fiscal 2008 due to higher costs related to the shutdown of the Austin, Texas engineering facility which was fully vacated as of September 2008.

Loss on repayment of convertible notes, net:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Loss on repayment of converible notes, net (dollars in thousands)	$—	$—	$—	—%	$(522)	$—	$(522)	100.0%
Percentage of Revenue	—%	—%			(0.5)%	—%

In the first quarter of fiscal 2009 we repaid $62.5 million of our convertible notes and incurred a loss of $0.5 million mostly related to the write-off of a portion of capitalized bond costs that were previously being amortized. See the “Liquidity and Capital Resources” section below for additional information regarding the details of this loss.

Gain on sale of asset:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Gain on sale of asset (dollars in thousands)	$—	$700	$(700)	(100.0)%	$—	$700	$(700)	(100.0)%
Percentage of Revenue	—%	1.4%			—%	0.7%

In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

Loss on short-term investments, net:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Loss on short-term investments, net (dollars in thousands)	$(895)	$(620)	$(275)	44.4%	$(1,368)	$(620)	$(748)	(120.6)%
Percentage of Revenue	(1.9)%	(1.3)%			(1.3)%	(0.6)%

The net loss on short-term investments recognized in the first six months of fiscal 2009 is attributable to an “other than temporary” loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an

“other than temporary” loss in fiscal 2008. See the “Liquidity and Capital Resources” section below for additional information regarding our determination of the fair value of these investments at December 28, 2008.

The net loss on short-term investments recognized in the first six months of fiscal 2008 is attributable to an “other than temporary” loss of $0.6 million.

Interest income:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Interest income (dollars in thousands)	$491	$2,147	$(1,656)	(77.1)%	$1,259	$4,357	$(3,098)	(71.1)%
Percentage of Revenue	1.0%	4.4%			1.2%	4.4%

Interest income decreased $1.7 million in the second quarter and $3.1 million in the first- half of fiscal 2009 compared to the same periods in the prior year due to lower interest rates and lower cash and short-term investment balances.

Interest expense:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Interest expense (dollars in thousands)	$(543)	$(1,185)	$642	(54.2)%	$(1,308)	$(2,380)	$1,072	(45.0)%
Percentage of Revenue	(1.1)%	(2.4)%			(1.3)%	(2.4)%

Interest expense decreased $0.6 million in the second quarter and $1.1 million in the first half of fiscal 2009 compared to the same periods in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009 and the repayment of a $2.4 million industrial development bond in the third quarter of fiscal 2008.

Income taxes:

	Three Months Ended				Six Months Ended
	December 28,	December 30,			December 28,	December 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Income tax expense (dollars in thousands)	$827	$279	$548	196.4%	$2,487	$150	$2,337	1,558.0%
Percentage of Revenue	1.7%	0.6%			2.4%	0.2%

Q2-09:  Our income tax provision was $0.8 million in the second quarter of fiscal 2009, compared to $0.3 million in the corresponding quarter of fiscal 2008. Our effective tax rate in the second quarter of fiscal 2009 was 36.2%, compared to an effective tax rate of 58.1% in the corresponding period of fiscal 2008. The effective tax rate in the second quarter of fiscal 2009 was affected by a favorable discrete item from the reinstatement of federal tax credits related to the prior year. The effective tax rate in the second quarter of fiscal 2008 was also affected by a discrete item.

1st Half-09: Our income tax provision was $2.5 million for the first six months of fiscal 2009, compared to an income tax provision of $0.2 million in the corresponding period of fiscal 2008. Our effective tax rate for the first six months of fiscal 2009 was 38.0%, compared to an effective tax rate of 375.0% in the corresponding period of fiscal 2008. The effective tax rate for the first half of fiscal 2009 is not comparable to the effective tax rate for the first half of fiscal 2008 because both periods had different discrete items and significantly different pre-tax income.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2009 with the end of fiscal 2008 is discussed below:

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

Our backlog amounted to $50.1 million as of December 28, 2008, compared to $58.4 million as of June 29, 2008 and $49.1 million as of December 30, 2007. Our backlog, which is shippable within the next six months, was $40.8 million as of

December 28, 2008, compared to $47.1 million as of June 29, 2008. The $8.3 million reduction in backlog between December 28, 2008 and June 29, 2008 was primarily due to the ramp up in supply capacity to meet pent-up demand and lower lead times for our new cable timing product.

Contract Revenue:

As of December 28, 2008, we had approximately $10.4 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 29, 2008. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of December 28, 2008, working capital was $158.9 million compared to $151.5 million as of June 29, 2008. Cash and cash equivalents as of December 28, 2008 decreased to $84.4 million from $142.4 million as of June 29, 2008. This decrease was primarily the result of the repayment of $62.5 million of our convertible notes. Short-term investments decreased from $21.9 million as of June 29, 2008 to $17.6 million as of December 28, 2008. This decrease was attributable primarily to maturities of short-term investments and a $1.4 million other than temporary impairment charge during the first six months of fiscal 2009.

The $7.7 million net cash provided by operating activities for the six months ended December 28, 2008 was primarily attributable to net income of $4.1 million and non-cash expenses related to depreciation and amortization of $4.2 million, a $0.9 million increase in accrued compensation, a $1.4 million decrease in deferred income tax assets, a $0.8 million decrease in accounts receivable, a decrease in the allowance for doubtful accounts of $0.4 million, a $0.5 million net loss related to the repayment of convertible notes, stock-based compensation expenses of $1.4 million and a $1.4 million net loss on short-term investments. This was partially offset by an inventory increase of $6.1 million, a decrease in the provision for excess and obsolete inventory of $0.7 million, a decrease in other accrued liabilities of $1.6 million and an increase in prepaid expenses and other assets of $0.9 million. The $1.3 million net cash provided by investing activities for the six months ended December 29, 2008 was primarily attributable to $3.5 million in maturities of short-term investments that was partially offset by $2.0 million in purchases of plant and equipment. The $67.2 million net cash used for financing activities was primarily attributable to $62.5 million used for the repayment of convertible notes and $4.1 million to repurchase common stock.

Our days sales outstanding in accounts receivable was 67 days as of December 28, 2008, compared to 59 as of June 29, 2008. The primary reason for the increase in days sales outstanding was the impact on collections activity due to a corporate-wide holiday shutdown at the end of December 2008.

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

In the second quarter of fiscal 2009, we determined that mutual funds related to our deferred compensation plan, whose market values had declined, were other than temporarily impaired.  We made this determination based on the overall decline in the value of the mutual funds and the uncertainty as to whether they would recover.  As a result of this assessment, we recognized a $0.9 million other than temporary loss in the second quarter of fiscal 2009.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning June 29, 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of December 28, 2008, we had cash and cash equivalents of $84.4 million and short-term investments of $17.6 million. Currently our short-term investment portfolio consists mainly of corporate debt securities and mutual funds. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of December 28, 2008, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of December 28, 2008, a hypothetical 10% adverse change in British Pounds or Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Changes in Internal Control Over Financial Reporting

During the first six months of fiscal 2009, we implemented a new procedure for the reconciliation and review of accrued liabilities related to inventory receipts, which constitutes a material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This was done to address a material weakness identified in the second quarter of fiscal 2008 that led us to amend our Form 10-K for the fiscal year ended July 1, 2007 and our Form 10-Q for the quarter ended September 30, 2007.

Other than this change, no other material changes in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2009.

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

As of the first quarter of fiscal 2009, the risk factor entitled “The tax treatment of the restructuring of our Puerto Rico subsidiary may negatively impact our net earnings,” is no longer applicable.  See Item 1 of Part I, Financial Statements — Note 2 — Income Taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                                      Not applicable.

b)                                     Not applicable.

c)                                      The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended December 28, 2008:

				Approximate Number
	Total		Total Number of Shares	of Shares That
	Number of	Average	Purchased as Part of	May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
September 29, 2008 through October 26, 2008	—	$—	—	2,538,996
October 27, 2008 through November 23, 2008	—	$—	—	2,538,996
November 24, 2008 through December 28, 2008	484,589	$3.95	484,589	2,054,407
Total	484,589	$3.95	484,589

During the first six months of fiscal 2009, we repurchased 0.8 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $3.7 million.

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of December 28, 2008, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.1 million.

A further 76,342 shares were repurchased by us in the first six months of fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 31, 2008, we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1. The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld

Alfred Boschulte	39,871,627	1,430,504
James A. Chiddix	39,288,147	2,013,984
Robert T. Clarkson	40,016,873	1,285,258
Elizabeth A. Fetter	38,802,085	2,500,046
Robert M. Neumeister, Jr.	39,871,013	1,431,118
Dr. Richard W. Oliver	39,478,678	1,823,453
Richard N. Snyder	39,832,412	1,469,719
Robert J. Stanzione	39,461,236	1,840,895
Thomas W. Steipp	39,878,996	1,423,135

2. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2009 fiscal year.

For	Against	Abstain
40,004,603	1,240,584	56,942

3. The approval of the amendment and restatement of the Company’s 2006 Incentive Award Program.

For	Against	Abstain
22,664,322	6,472,759	1,822,669

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1#

Form of Second Amended and Restated Executive Severance Benefits Agreement between the Company and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007.

10.2#	Form of Executive Severance Benefits Agreement for new executive officers.

10.3#	Amended and Restated Employment and Executive Severance Agreement between the Company and Thomas W. Steipp dated October 30, 2008.

10.4#

Forms of agreements under the Symmetricom, Inc. 2006 Incentive Award Plan (As Amended Through October 31, 2008) (incorporated by reference from Exhibit 4.4 to the Company’s registration statement on Form S-8 (file no. 333-155566) filed on November 21, 2008).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: February 6, 2009	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp
Chief Executive Officer (Principal Executive Officer) and Director

DATE: February 6, 2009	By:	/s/ JUSTIN SPENCER
Justin Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)