Form 10-Q
period 2009-03-29
SYMMETRICOM INC
filed 2009-05-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of May 4, 2009
Common Stock	43,629,007

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 29, 2009	June 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$80,248	$142,419
Short-term investments	26,805	21,910
Accounts receivable, net of allowance for doubtful accounts of $401 and $731	35,043	36,682
Inventories, net	40,036	38,273
Prepaids and other current assets	16,512	14,402

Total current assets	198,644	253,686
Property, plant and equipment, net	21,783	25,036
Goodwill	—	48,144
Other intangible assets, net	5,779	7,191
Deferred taxes and other assets	40,895	44,512

Total assets	$267,101	$378,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,770	$9,018
Accrued compensation	14,923	13,582
Accrued warranty	3,600	3,801
Other accrued liabilities	10,002	11,233
Current maturities of long-term obligations	189	64,515

Total current liabilities	34,484	102,149
Long-term obligations	61,976	59,855
Deferred income taxes	426	426

Total liabilities	96,886	162,430

Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,387 shares issued and 43,621 outstanding at March 29, 2009; 49,395 shares issued and 44,925 outstanding at June 29, 2008	178,918	182,201
Accumulated other comprehensive loss	(95)	(60)
Retained earnings (accumulated deficit)	(8,608)	33,998

Total stockholders’ equity	170,215	216,139

Total liabilities and stockholders’ equity	$267,101	$378,569

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenue	$56,370	$51,469	$160,475	$151,047
Cost of sales:
Cost of products and services	29,070	28,348	80,650	82,397
Amortization of purchased technology	368	832	1,105	2,498
Integration and restructuring charges	2,275	319	2,275	486

Total cost of sales	31,713	29,499	84,030	85,381

Gross profit	24,657	21,970	76,445	65,666
Operating expenses:
Research and development	5,256	6,801	19,008	20,674
Selling, general and administrative	13,638	15,937	42,148	46,984
Amortization of intangible assets	102	232	308	725
Integration and restructuring charges	3,635	135	4,472	435
Impairment of goodwill	48,144	—	48,144	—

Total operating expenses	70,775	23,105	114,080	68,818

Operating loss	(46,118)	(1,135)	(37,635)	(3,152)
Loss on repayment of convertible notes, net	—	—	(522)	—
Gain on sale of asset	—	—	—	700
Loss on short-term investments, net	—	(1,090)	(1,368)	(1,710)
Interest income	322	1,775	1,581	6,132
Interest expense	(537)	(1,241)	(1,845)	(3,621)

Loss before income taxes and discontinued operations	(46,333)	(1,691)	(39,789)	(1,651)
Income tax provision (benefit)	330	(773)	2,817	(623)

Loss from continuing operations	(46,663)	(918)	(42,606)	(1,028)
Gain from discontinued operations, net of tax	—	7	—	90

Net loss	$(46,663)	$(911)	$(42,606)	$(938)

Loss per share—basic and diluted:
Loss from continuing operations	$(1.08)	$(0.02)	$(0.98)	$(0.02)
Gain from discontinued operations	—	—	—	—

Net loss	$(1.08)	$(0.02)	$(0.98)	$(0.02)

Weighted average shares outstanding—basic and diluted	43,326	43,923	43,658	44,643

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss	$(42,606)	$(938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	48,144	—
Depreciation and amortization	6,690	7,776
Deferred income taxes	1,578	(994)
Loss on investments	1,368	—
Loss on repayment of convertible notes	522	—
Allowance for doubtful accounts	(328)	—
Provision for excess and obsolete inventory	1,777	2,490
Loss (gain) on asset disposals	607	(700)
Stock-based compensation	2,276	3,983
Stock option excess income tax benefit	—	(1)
Other than temporary impairment loss from short-term investments	—	1,710
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,967	1,942
Inventories	(3,540)	(5,472)
Prepaids and other assets	(2,204)	1,767
Accounts payable	(3,150)	(4,349)
Accrued compensation	1,341	(980)
Other accrued liabilities	689	2,208

Net cash provided by operating activities	15,131	8,442

Cash flows from investing activities:
Purchases of short-term investments	(9,506)	(25,763)
Maturities of short-term investments	3,724	132,298
Purchases of property and equipment	(2,729)	(3,740)
Proceeds from sale of asset	—	700
Proceeds from note receivable from employee	—	500
Purchased technology related costs	—	(1,455)

Net cash provided by (used for) investing activities	(8,511)	102,540

Cash flows from financing activities:
Repayment of long-term obligations	(1,206)	(3,508)
Proceeds from issuance of common stock	238	147
Stock option excess income tax benefit	—	1
Repurchase of common stock	(5,200)	(9,540)
Repayment of convertible notes	(62,489)	—

Net cash used for financing activities	(68,657)	(12,900)

Effect of exchange rate changes in cash	(134)	(9)

Net increase (decrease) in cash and cash equivalents	(62,171)	98,073
Cash and cash equivalents at beginning of period	142,419	37,587

Cash and cash equivalents at end of period	$80,248	$135,660

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$99	$(561)
Plant and equipment purchases included in accounts payable	72	386
Cash payments for:
Interest	$1,200	$2,137
Income taxes	844	1,609

See notes to the unaudited condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the year ended June 29, 2008. The results of operations for the three and nine months ended March 29, 2009 and March 30, 2008 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 28, 2009.

The condensed consolidated balance sheet as of June 29, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Reclassifications

Certain prior-year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period’s presentation. The Condensed Consolidated Statements of Cash Flows now includes non-cash charges for the allowance for doubtful accounts and provision for excess and obsolete inventory that were previously included in the changes in Accounts Receivable and Inventories, respectively.

Change in Accounting Estimate

In the second quarter of fiscal 2009, for doubtful accounts receivable, we determined that a reduction in the allowance was appropriate based upon the experience rate of actual write-offs for uncollectible receivable balances. This change in accounting estimate resulted in a $0.4 million benefit which was recognized in the second quarter of fiscal 2009 and was included within selling, general and administrative expenses in the condensed consolidated statement of operations.

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

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $6.2 million as of March 29, 2009. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 115-2/124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FSP FAS 107-1/APB 28-1 on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP FAS 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In April 2008, the FASB adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS 142-3 is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock

Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning June 29, 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to June 29, 2009 for all our nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) will become effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

Note 2. Income Taxes

We reported in our Annual Report on Form 10-K for the year ended June 29, 2008 that our subsidiary Symmetricom Puerto Rico, Ltd. had applied to the Internal Revenue Service (“IRS”) for a ruling request related to its tax-free restructuring in July 2006. Symmetricom Puerto Rico, Ltd. received a favorable ruling from the IRS dated September 19, 2008 confirming the tax-free treatment.

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of March 29, 2009:

	Balance as of March 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents: Bank deposits and money market funds	$80,248	$80,248	$—

Short-term investments:
Corporate debt securities	$19,074	$—	$19,074
Government securities	5,151	5,151	—
Mutual funds	2,580	1,746	834

Total short-term investments	26,805	6,897	19,908

Total financial assets	$107,053	$87,145	$19,908

Our valuation techniques used to measure the fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of corporate debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

Short-term investments

Components of short-term investments were as follows:

	March 29, 2009	June 29, 2008
	(In thousands)
Corporate debt securities	$19,074	$15,331
Government securities	5,151	—
Mutual funds	2,580	3,427
Other investments	—	3,152

	$26,805	$21,910

Loss on investments

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and we classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (“SIV”) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that the impairment loss should be considered other-than-temporary in accordance with discussions with the receiver as well as potential options that were expected to be made available to senior debt holders including Symmetricom. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage-backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009. As a result of the final settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, whose market values had declined, were other-than-temporarily impaired. We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies. As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009. This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

In the second quarter of fiscal 2009, we determined that mutual funds related to our deferred compensation plan, whose market values had declined, were other-than-temporarily impaired. We made this determination based on the overall decline in the value of the mutual funds and the uncertainty as to whether they would recover. As a result of this assessment, we recognized a $0.9 million other-than-temporary loss in the second quarter of fiscal 2009.

Note 4. Inventories

Components of inventories were as follows:

	March 29, 2009	June 29, 2008
	(In thousands)
Raw materials	$18,206	$16,753
Work-in-process	11,388	10,162
Finished goods	10,442	11,358

Inventories	$40,036	$38,273

Note 5. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test the carrying amount of goodwill annually during the fourth fiscal quarter as well as at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

During the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Accordingly, we completed a step one goodwill impairment test to determined whether the decline in market capitalization and business outlook revisions indicated that the carrying value of our reporting units were in excess of fair value.

A step one goodwill impairment test compares the fair value of a reporting unit to its carrying value to determine if a step two test is required. We estimate our reporting unit’s fair values using a weighted average of values determined under an income approach and a market approach. We weighed these approaches at approximately 67% and 33% for the income approach and the market approach, respectively. We applied a lower weighting to the market approach as there are a limited number of highly comparable companies, which are a key component of the market approach. Under the income approach, fair value is determined by discounting estimated future cash flows. The income approach is dependent on several significant assumptions, including our earnings projections and our cost of capital. Under the market approach, we estimate the fair value of each reporting unit based on pricing multiples of certain financial parameters observed in comparable companies.

Based on the results of our step one test, we determined that the fair values of the Wireline and Timing, Test and Measurement reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. Due to the extensive work involved in performing the second step of the goodwill impairment analysis, we had not yet completed our analysis at the time our interim report on Form 10-Q for the third quarter of fiscal 2009 was due. Based on this preliminary analysis, we recorded an estimated goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment.

Other Intangible Assets

Other intangible assets as of March 29, 2009 and June 29, 2008 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$19,380	$4,977
Customer lists, trademarks, other	7,025	4,811	2,214

Total as of June 29, 2008	$31,382	$24,191	$7,191

Purchased technology	$24,357	$20,490	$3,867
Customer lists, trademarks, other	7,025	5,113	1,912

Total as of March 29, 2009	$31,382	$25,603	$5,779

The estimated future amortization expense by fiscal year is as follows:

(in thousands)
Fiscal year:
2009 (remaining three months)	$470
2010	1,573
2011	1,307
2012	726
2013	502
Thereafter	1,201

Total amortization	$5,779

Intangible asset amortization expense for the first nine months of fiscal 2009 and 2008 was $1.4 million and $3.2 million, respectively.

Because of the identification of the goodwill impairment indicators mentioned above, we first reviewed our other intangible and long-lived assets for impairment and determined there was no impairment. We will continue to monitor the carrying value of intangible assets and perform impairment tests when necessary. If, in the future, we determine that other intangible assets are impaired, we may incur a material impairment charge.

Note 6. Long-term Obligations

Long-term obligations consist of:

	March 29, 2009	June 29, 2008
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$56,880	$120,000
Deferred revenue	1,916	1,297
Lease loss accrual, net	1,358	42
Lease accrual	928	706
Income tax	690	690
Post-retirement benefits	205	240
Conditional grant	97	109
Capital lease	91	1,286
Less—current maturities	(189)	(64,515)

Total	$61,976	$59,855

Convertible Subordinated Notes

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of our $120.0 million convertible subordinated notes (the “Notes”), at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008. We may repurchase some or all of our remaining outstanding Notes in future periods prior to the maturity date.

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

Note 7. Stockholders’ Equity

Stock Award Activity

During the nine months ended March 29, 2009, we granted non-performance-based options to purchase 1.5 million shares of Symmetricom’s common stock, and we granted 30,000 shares of restricted stock. In the second quarter of fiscal 2009 we changed the contractual life of future options grants from five years to seven years.

	Shares Available For Grant	Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Update of 2006 Plan	5,500	—	—	—	—	—	—
Granted - options	(1,467)	1,467	4.58	—	—	—	—
Granted - restricted shares	(30)	—	—	—	—	30	3.80
Exercised	—	(65)	3.66	—	—	—	—
Vested	—	—	—	—	—	(335)	6.87
Cancelled	760	(707)	7.18	(70)	8.53	(102)	7.29
Expired	(26)	—	—	—	—	—	—

Balances at March 29, 2009	6,920	5,659	$6.48	125	$8.53	587	$6.22

The total number of in-the-money options outstanding and exercisable as of March 29, 2009 was as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	3/29/2009 Closing Price	Intrinsic Value Per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)				(In thousands)
Outstanding at March 29, 2009	54	2.32	$2.60	$3.50	$0.90	$48
Exercisable at March 29, 2009	54	2.32	$2.60	$3.50	$0.90	$48

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of March 29, 2009, based on our common stock closing price of $3.50 on March 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

For the quarters ended March 29, 2009 and March 30, 2008, the weighted-average estimated fair values of options granted was $1.68 and $1.42, respectively. For the nine months ended March 29, 2009 and March 30, 2008, the weighted-average estimated fair values of options granted was $1.87 and $1.83, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for the three months ended March 29, 2009 and March 30, 2008 and nine months ended March 29, 2009 and March 30, 2008, as follows:

	Three months ended		Nine months ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Expected life (in years)	4.0	3.2	3.8	3.7
Risk-free interest rate	1.2%	2.8%	1.7%	3.7%
Volatility	54.8%	45.0%	51.4%	45.2%

We recorded stock-based compensation expense of $0.7 million and $1.4 million in the third quarter of fiscal 2009 and 2008, respectively, and $2.2 million and $4.0 million in the nine months ended March 29, 2009 and March 30, 2008, respectively. Rather than recording forfeitures when they occur, we calculated these stock-based compensation expenses using a net cumulative impact of 10.0% (for fiscal 2009) and 4.75% (for fiscal 2008) to estimate future annual forfeitures. At March 29, 2009, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $3.3 million, net of estimated forfeitures of $1.1 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Repurchase Program

During the first nine months of fiscal 2009, we repurchased 1.2 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.8 million.

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of March 29, 2009, the total number of shares of common stock available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.7 million.

An additional 82,676 shares of common stock were repurchased by us in the first nine months of fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

Note 8. Integration and Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at March 29, 2009 and June 29, 2008:

	Balance at June 29, 2008	Expense Additions	Payments	Balance at March 29, 2009
	(in thousands)
Lease loss accrual (fiscal 2004)	$86	$374	$(45)	$415
All other integration and restructuring changes (fiscal 2004)	299	—	(75)	224
Austin facility shutdown (fiscal 2008)	588	1,049	(1,637)	—
Lease loss accrual (fiscal 2009)	—	1,777	(156)	1,621
Accelerated depreciation charges (fiscal 2009)	—	558	(558)	—
All other integration and restructuring charges (fiscal 2009)	—	2,989	(1,061)	1,928

Total	$973	$6,747	$(3,532)	$4,188

On January 20, 2009, we announced a restructuring plan to further streamline manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we plan to eliminate approximately 100 positions, or about 11% of our total workforce. The reductions began in January 2009 and will be complete by the third quarter of fiscal 2010. We expect to incur restructuring charges of approximately $7.1 million in connection with the plan, including approximately $1.1 million which we expect to record in the fourth quarter of fiscal 2009. Total restructuring charges are expected to include approximately $2.0 million in accelerated depreciation charges and approximately $5.1 million in one-time termination benefits and other restructuring related charges. Total restructuring charges in the third quarter of fiscal 2009 were $3.5 million, including $0.5 million related to accelerated depreciation and $3.0 million in one-time termination benefits and other restructuring related charges. Over the next twelve months, we expect to incur remaining integration and restructuring charges amounting to $3.5 million, including approximately $1.4 million in accelerated depreciation charges and approximately $2.1 million in one-time termination benefits and other restructuring related charges.

Additionally, in the third quarter of fiscal 2009, we incurred $1.8 million of integration and restructuring charges after determining that portions of two existing facilities would no longer be utilized. We are currently attempting to sublease them. The balance of the $1.6 million lease loss accrual for fiscal 2009 related to these facilities as of March 29, 2009 will be paid over the next eight years.

The balance of the $0.4 million lease loss accrual for fiscal 2004 related to facilities as of March 29, 2009 will be paid over the next seven years.

In the first nine months of fiscal 2009, we incurred $1.0 million of integration and restructuring charges related to the Austin facility shutdown. As of March 29, 2009, all activities related to this shutdown have been completed and no other integrated and restructuring charges are anticipated.

Note 9. Comprehensive Loss

Comprehensive loss is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)		(in thousands)
Net loss	$(46,663)	$(911)	$(42,606)	$(938)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(190)	128	(134)	(9)
Unrealized loss on investments	(13)	(525)	99	(561)

Other comprehensive loss	(203)	(397)	(35)	(570)

Total comprehensive loss	$(46,866)	$(1,308)	$(42,641)	$(1,508)

Note 10. Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding and common equivalent shares from stock options, warrants and unvested restricted stock using the treasury method, except when anti-dilutive.

The following table reconciles the number of shares utilized in the loss per share calculations:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(46,663)	$(918)	$(42,606)	$(1,028)
Gain from discontinued operations	—	7	—	90

Net loss	$(46,663)	$(911)	$(42,606)	$(938)

Shares (Denominator):
Weighted average common shares outstanding	43,925	44,970	44,356	45,702
Weighted average common shares outstanding subject to repurchase	(599)	(1,047)	(698)	(1,059)

Weighted average shares outstanding—basic and diluted	43,326	43,923	43,658	44,643

Earnings per share—basic and diluted:
Loss from continuing operations	$(1.08)	$(0.02)	$(0.98)	$(0.02)
Gain from discontinued operations	—	—	—	—

Net loss	$(1.08)	$(0.02)	$(0.98)	$(0.02)

The following common stock equivalents were excluded from the net loss per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(In thousands)		(In thousands)
Stock options	5,778	5,170	5,700	5,216
Common shares subject to repurchase	599	1,047	698	1,059

Total shares of common stock excluded from diluted net loss per share calculation	6,377	6,217	6,398	6,275

Note 11. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remediation activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as request for indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and we have also taken steps to begin work on the Miller property. As of March 29, 2009, we had an accrual of $0.2 million included in other accrued liabilities on the accompanying condensed consolidated balance sheets for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of March 29, 2009, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

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

The following describes our two divisions:

Telecom Solutions Division

There are four reportable segments within the Telecom Solutions Division:

•

Wireline Products consist principally of Building Integrated Timing Supply (“BITS”) based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication networks.

•

Wireless/OEM Products includes our OEM base station timing products that are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites.

•

Quality of Experience (“QoE”) Assurance products are hardware and software-based probes (and/or embedded agents) that are distributed throughout an Internet Protocol (“IP”) network in order to monitor network and application performance, and particularly to correlate how those factors impact end users’ QoE. The primary application for these system-level solutions is for Internet Protocol Television (“IPTV”), Video on Demand (“VoD”), Internet television (“ITV”), and other IP-based video delivery mechanisms.

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

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$27,922	$22,799	$74,882	$62,411
Wireless/OEM Products	3,418	5,256	13,565	16,379
Global Services	2,084	3,046	10,443	12,846
Quality of Experience Assurance Division	202	1,114	989	1,574
Timing, Test and Measurement Division	22,744	19,254	60,596	57,837

Total net revenue	$56,370	$51,469	$160,475	$151,047

Cost of sales:
Telecom Solutions Division:
Wireline Products	$12,104	$11,471	$29,843	$30,084
Wireless/OEM Products	2,864	4,145	10,458	11,929
Global Services	1,448	2,225	7,495	9,248
Quality of Experience Assurance Division	125	309	384	437
Timing, Test and Measurement Division	12,529	10,198	32,470	30,699
Other cost of sales*	2,643	1,151	3,380	2,984

Total cost of sales	$31,713	$29,499	$84,030	$85,381

Gross profit:
Telecom Solutions Division:
Wireline Products	$15,818	$11,328	$45,039	$32,327
Wireless/OEM Products	554	1,111	3,107	4,450
Global Services	636	821	2,948	3,598
Quality of Experience Assurance Division	77	805	605	1,137
Timing, Test and Measurement Division	10,215	9,056	28,126	27,138
Other cost of sales*	(2,643)	(1,151)	(3,380)	(2,984)

Total gross profit	$24,657	$21,970	$76,445	$65,666

Gross margin:
Telecom Solutions Division:
Wireline Products	56.7%	49.7%	60.1%	51.8%
Wireless/OEM Products	16.2%	21.1%	22.9%	27.2%
Global Services	30.5%	27.0%	28.2%	28.0%
Quality of Experience Assurance Division	38.1%	72.3%	61.2%	72.2%
Timing, Test and Measurement Division	44.9%	47.0%	46.4%	46.9%
Other cost of sales as percentage of total revenue*	(4.7)%	(2.2)%	(2.1)%	(2.0)%
Total gross margin	43.7%	42.7%	47.6%	43.5%

*	Includes amortization of purchased technology and applicable integration, and restructuring charges.

Note 13. Warranty

Warranty

Changes in our accrued warranty liability during the first nine months of fiscal 2009 were as follows:

(In thousands)
Product warranty at June 29, 2008	$3,801
Provision for warranty	2,210
Accruals related to change in estimate	(47)
Less: Actual warranty costs	(2,364)

Product warranty at March 29, 2009	$3,600

Note 14. Revenue

In the second quarter of fiscal 2009, we agreed with a distributor that shipments previously made to it would be returned, due to our decision to sell directly to several customers. As a result, $1.1 million of revenue related to these shipments was not recognized as revenue in the second quarter of fiscal 2009.

On January 14, 2009, Nortel Networks, one of our customers, filed for bankruptcy protection from its creditors. We reviewed our shipments that related to Nortel as of the end of the second quarter of fiscal 2009. As a result of this review, we determined that $0.5 million in shipments made in the quarter and not yet paid should not be recognized as revenue due to the uncertain nature of the collectibility of the related receivables prior to the bankruptcy filing. Similarly, another customer, Hawaiian Telcom, filed for bankruptcy on December 1, 2008, and we determined that $0.1 million in shipments made earlier in the quarter and not yet paid should not be recognized as revenue due to the uncertain nature of the collectibility of the related receivables prior to their bankruptcy filing.

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

Overview

Symmetricom is a leading supplier of precise timing standards to industry, government, utilities, research centers and aerospace markets. We also supply Quality of Experience (“QoE”) solutions that enable communication service providers to monitor the performance, as perceived by end users, of IP-based video and other next generation network applications. Timing and synchronization products and services include network synchronization systems and timing elements used by network operators and users, governments and professional services. Such products play an important role in the operation, bandwidth utilization, and quality of service of wireline, wireless and cable networks enabling our customers to increase the reliability of their networks in today’s evolving communications environment.

Symmetricom’s customers include worldwide public network providers, incumbent local exchange carriers (“ILECs”), public telephone and telegraph companies (“PTTs”), competitive local exchange carriers (“CLECs”), other telephone companies, wireless service providers, cable television operators, distributors and systems integrators, communications original equipment manufacturers (“OEMs”), aerospace contractors, governments and research facilities.

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test the carrying amount of goodwill annually during the fourth fiscal quarter as well as at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

During the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Accordingly, we completed a step one goodwill impairment test to determined whether the decline in market capitalization and business outlook revisions indicated that the carrying value of our reporting units were in excess of fair value.

A step one goodwill impairment test compares the fair value of a reporting unit to its carrying value to determine if a step two test is required. We estimate our reporting unit’s fair values using a weighted average of values determined under an income approach and a market approach. We weighed these approaches at approximately 67% and 33% for the income approach and the market approach, respectively. We applied a lower weighting to the market approach as there are a limited number of highly comparable companies, which are a key component of the market approach. Under the income approach, fair value is determined by discounting estimated future cash flows. The income approach is dependent on several significant assumptions, including our earnings projections and our cost of capital. Under the market approach, we estimate the fair value of each reporting unit based on pricing multiples of certain financial parameters observed in comparable companies.

Based on the results of our step one test, we determined that the fair values of the Wireline and Timing, Test and Measurement reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. Due to the extensive work involved in performing the second step of the goodwill impairment analysis, we had not yet completed our analysis at the time our interim report on Form 10-Q for the third quarter of fiscal 2009 was due. Based on this preliminary analysis, we recorded an estimated goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment.

Other

On February 10, 2009, we announced that our President and Chief Executive Officer, Thomas W. Steipp, informed our Board of Directors that he will retire on June 28, 2009. We also announced that we will initiate a search for a new CEO immediately. Upon his retirement, Mr. Steipp will also resign from our Board of Directors.

On January 20, 2009, we announced a restructuring plan to further streamline manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we plan to eliminate approximately 100 positions, or about 11% of our total workforce. The reductions began in January 2009 and will be complete by the third quarter of fiscal 2010. We expect to incur restructuring charges of approximately $7.1 million in connection with the plan, including approximately $1.1 million which we expect to record in the fourth quarter of fiscal 2009. Total restructuring charges are expected to include approximately $2.0 million in accelerated depreciation charges and approximately $5.1 million in one-time termination benefits and other restructuring related charges. Total restructuring charges in the third quarter of fiscal 2009 were $3.5 million, including $0.5 million related to accelerated depreciation and $3.0 million in one-time termination benefits and other restructuring related charges. Over the next twelve months, we expect to incur remaining integration and restructuring charges amounting to $3.5 million, including approximately $1.4 million in accelerated depreciation charges and approximately $2.1 million in one-time termination benefits and other restructuring related charges. Upon completion, we expect the restructuring and other actions to reduce our annual manufacturing and operating costs by approximately $7.0 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the change of estimate for doubtful accounts (See Item 1 of Part I, Financial Statements — Note 1 — Basis of Presentation and Recently Issued Financial Statements), we believe that there have been no significant changes during the nine months ended March 29, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Financial markets in the U.S. and abroad have experienced a severe downturn arising from a multitude of factors, including concerns about the systemic impact of inflation and deflation, geopolitical issues, adverse credit conditions, higher energy costs, lower corporate profits and capital spending, and declining real estate and mortgage markets, combined with volatile oil prices, decreased business and consumer confidence and increased unemployment. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers.

Adverse economic conditions in the U.S. and other markets in which we operate and into which we sell our products have adversely affected and may continue to adversely affect our liquidity and financial condition. If current economic conditions or the constrained credit environment continue, our customers may be unable to timely replace maturing liabilities and access the capital markets to meet liquidity needs on satisfactory terms or at all, resulting in adverse effects on our results of operations. In addition, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our goodwill and intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 29, 2009 and March 30, 2008:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenue
Telecom Solutions Division:
Wireline Products	49.5%	44.3%	46.7%	41.4%
Wireless/OEM Products	6.1%	10.2%	8.5%	10.8%
Global Services	3.7%	5.9%	6.5%	8.5%
Quality of Experience Assurance	0.4%	2.2%	0.6%	1.0%
Timing, Test and Measurement Division	40.3%	37.4%	37.8%	38.3%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products and services	51.6%	55.1%	50.3%	54.6%
Amortization of purchased technology	0.7%	1.6%	0.7%	1.7%
Integration and restructuring charges	4.0%	0.6%	1.4%	0.3%
Gross profit	43.7%	42.7%	47.6%	43.5%
Operating expenses:
Research and development	9.3%	13.2%	11.8%	13.7%
Selling, general and administrative	24.2%	31.0%	26.3%	31.1%
Amortization of intangible assets	0.2%	0.5%	0.2%	0.5%
Integration and restructuring charges	6.4%	0.3%	2.8%	0.3%
Impairment of goodwill	85.4%	—%	30.0%	—%
Operating loss	(81.8)%	(2.2)%	(23.5)%	(2.1)%
Loss on repayment of convertible notes, net	—%	—%	(0.3)%	—%
Gain on sale of asset	—%	—%	—%	0.5%
Loss on short-term investments, net	—%	(2.1)%	(0.9)%	(1.1)%
Interest income	0.6%	3.4%	1.0%	4.1%
Interest expense	(1.0)%	(2.4)%	(1.1)%	(2.4)%
Loss before income taxes	(82.2)%	(3.3)%	(24.8)%	(1.1)%
Income tax provision	0.6%	(1.5)%	1.8%	(0.4)%
Loss from continuing operations	(82.8)%	(1.8)%	(26.5)%	(0.7)%
Gain from discontinued operations, net of tax	—%	—%	—%	0.1%
Net loss	(82.8)%	(1.8)%	(26.5)%	(0.6)%

Net Revenue:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Net Revenue (dollars in thousands) :
Wireline Products	$27,922	$22,799	$5,123	22.5%	$74,882	$62,411	$12,471	20.0%
Wireless/OEM Products	3,418	5,256	(1,838)	(35.0)	13,565	16,379	(2,814)	(17.2)
Global Services	2,084	3,046	(962)	(31.6)	10,443	12,846	(2,403)	(18.7)
Quality of Experience Assurance	202	1,114	(912)	(81.9)	989	1,574	(585)	(37.2)
Timing, Test and Measurement Division	22,744	19,254	3,490	18.1	60,596	57,837	2,759	4.8

Total Net Revenue	$56,370	$51,469	$4,901	9.5%	$160,475	$151,047	$9,428	6.2%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Third Quarter of Fiscal 2009: Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2009, net revenue increased $4.9 million, or 9.5%, compared to the corresponding quarter of fiscal 2008. Wireline revenue increased $5.1 million, or 22.5%, compared to the same quarter for the prior year, due to higher sales of cable products and shipments to a new international customer. Wireless/OEM Products revenue decreased $1.8 million, or 35.0%, compared to the same quarter for the prior year, due primarily to a decline in legacy technology investments by wireless carriers. Global Service revenue decreased by $1.0 million, or 31.6%, compared to the same quarter for the prior year, due primarily to lower installation revenue from a major customer. Revenue for Quality of Experience Assurance Products decreased by $0.9 million, or 81.9%, compared to the same quarter for the prior year, due primarily to extended trial periods by potential customers. Timing, Test and Measurement Division revenue increased by $3.5 million, or 18.1%, compared to the same quarter for the prior year, due to higher sales to the government communication and electronic system programs.

First Nine Months of Fiscal 2009: Net revenue increased by $9.4 million, or 6.2%, in the first nine months of fiscal 2009 as compared to the corresponding nine months in fiscal 2008. Wireline revenue increased $12.5 million, or 20.0%, compared to the same period for the prior year, due to higher sales of cable products and shipments to a new international customer. Wireless/OEM Products revenue decreased by $2.8 million, or 17.2%, compared to the corresponding nine months in fiscal 2008, due primarily to a decline in legacy technology investments by wireless carriers. Global Services revenue decreased by $2.4 million, or 18.7%, compared to the same period for the prior year, primarily due to lower installation revenue from a major customer. Revenue for Quality of Experience Assurance Products decreased $0.6 million, or 37.2%, compared to the same period for the prior year, due primarily to extended trial periods by potential customers. Revenue from the Timing, Test and Measurement Division for the first nine months of fiscal 2009 increased $2.8 million, or 4.8%, compared to the same period for the prior year, primarily due to higher sales to the government communication and electronic system programs.

Gross Profit:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Gross Profit (dollars in thousands) :
Wireline Products	$15,818	$11,328	$4,490	39.6%	$45,039	$32,327	$12,712	39.3%
Wireless/OEM Products	554	1,111	(557)	(50.1)	3,107	4,450	(1,343)	(30.2)
Global Services	636	821	(185)	(22.5)	2,948	3,598	(650)	(18.1)
Quality of Experience Assurance	77	805	(728)	(90.4)	605	1,137	(532)	(46.8)
Timing, Test and Measurement Division	10,215	9,056	1,159	12.8	28,126	27,138	988	3.6
Other cost of sales	(2,643)	(1,151)	(1,492)	129.6	(3,380)	(2,984)	(396)	13.3

Total Gross Profit	$24,657	$21,970	$2,687	12.2%	$76,445	$65,666	$10,779	16.4%
Percentage of Revenue	43.7%	42.7%			47.6%	43.5%

Third Quarter of Fiscal 2009: Gross profit in the third quarter of fiscal 2009 increased by $2.7 million or 12.2% compared to the corresponding quarter of fiscal 2008. Gross profit for Wireline Products increased by $4.5 million, or 39.6%, which is greater than the revenue increase of 22.5%, primarily due to a favorable sales mix of cable products with higher gross margin. Furthermore, Wireline Products benefited from lower costs as a result of the initial phase of outsourcing certain manufacturing capacity to a subcontractor in China. Gross profit for Wireless/OEM Products decreased by $0.6 million, or 50.1%, which was greater than the revenue decrease of 35.0% for the same period, due to the impact of a price reduction for a major OEM customer. Gross profit for Global Services decreased $0.2 million, or 22.5%, which is less than the revenue decrease of 31.6% for the same period due primarily to a decrease in revenue for repairs, which has a higher gross margin than other services. Gross profit for Quality of Experience Products, decreased by $0.7 million, or 90.4%, which is slightly higher than the revenue decrease of 81.9%. Gross profit for the Timing, Test and Measurement Division increased by $1.5 million, or 12.8%, which is less than the revenue increase of 18.1%, primarily due to more government business which has lower margins.

Other cost of sales increased $1.5 million or 129.6% primarily due to the company-wide restructuring announced in January 2009.

First Nine Months of Fiscal 2009: Gross profit increased $10.8 million or 16.4% during the first nine months of fiscal 2009 compared to the same period in the prior year. Gross profit for Wireline Products increased by $12.7 million, or 39.3%, which is higher than the revenue increase of 20.0%, primarily due to a favorable sales mix of cable products with higher gross margin. Furthermore, Wireline Products benefited from lower costs as a result of the initial phase of outsourcing certain manufacturing capacity to a subcontractor in China. Gross profit for the Wireless/OEM Products decreased by $1.3 million or 30.2%, which was higher than the revenue decrease of 17.2% for the same period due primarily to a reduction in price to a major customer. Gross profit for Global Services decreased $0.7 million or 18.1%, consistent with the revenue decrease of 18.7% for the same period. Gross profit for Quality of Experience Assurance decreased by $0.5 million or 46.8%, which is higher than the revenue increase of 37.2%, primarily due to higher manufacturing period costs. Gross profit for the Timing, Test and Measurement Division was flat compared to the first nine months of fiscal 2008.

Other cost of sales increased $0.4 million, or 13.3%, primarily due to the company-wide restructuring announced in January 2009. This was partially offset by lower costs for amortization of intangibles due to the write-off of intangible assets that were determined to be impaired in the fourth quarter of fiscal 2008 and other intangible assets that were fully amortized prior to the second fiscal quarter of 2009.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Research and development expense (dollars in thousands )	$5,256	$6,801	$(1,545)	(22.7)%	$19,008	$20,674	$(1,666)	(8.1)%
Percentage of Revenue	9.3%	13.2%			11.8%	13.7%

Third Quarter of Fiscal 2009: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the third quarter of fiscal 2009 decreased $1.5 million, or 22.7%, compared to the third quarter of fiscal 2008 due primarily to lower headcount as a result of the January 2009 restructuring, lower incentive compensation related expenses, and lower stock-based compensation costs.

First Nine Months of Fiscal 2009: Research and development expense for the first nine months of fiscal 2009 decreased $1.7 million, or 8.1%, compared to the corresponding period of fiscal 2008, due primarily to lower headcount as a result of the January 2009 restructuring, lower incentive compensation related expenses, and lower stock-based compensation costs.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Selling, general and administrative (dollars in thousands)	$13,638	$15,937	$(2,299)	(14.4)%	$42,148	$46,984	$(4,836)	(10.3)%
Percentage of Revenue	24.2%	31.0%			26.3%	31.1%

Third Quarter of Fiscal 2009: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by 14.4% to $13.6 million for the third quarter of fiscal 2009, or $2.3 million lower compared to $15.9 million for the corresponding quarter of fiscal 2008. The decrease in expenses consisted primarily of a $0.8 million reduction in compensation related expenses including stock-based compensation and incentive compensation related expenses, and a $1.3 million reduction in professional fees related to our restatement of financial statements in the third quarter of fiscal 2008. This decrease was partially offset by $1.0 million in executive severance costs accounted for in the third quarter of fiscal 2009.

First Nine Months of Fiscal 2009: Selling, general and administrative expenses decreased by 10.3% to $42.1 million for the first nine months of fiscal 2009 compared to $47.0 million for the corresponding period of fiscal 2008. The decrease in expenses consisted primarily of a $1.8 million reduction in compensation related expenses including stock-based compensation, incentive compensation related expenses and deferred compensation costs, a reduction of $0.4 million for a change in estimate for the allowance for doubtful accounts to correspond to our current bad debt write-off experience, and a $1.3 million reduction in professional fees related to our restatement of financial statements in the third quarter of fiscal 2008. This decrease was partially offset by $1.0 million in executive severance costs accounted for in the third quarter of fiscal 2009.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Amortization of intangible assets (dollars in thousands)	$102	$232	$(130)	(56.0)%	$308	$725	$(417)	(57.5)%
Percentage of Revenue	0.2%	0.5%			0.2%	0.5%

Amortization of intangibles decreased in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 due to the write-off of $2.1 million in non-purchased technology related intangible assets related to the Quality of Experience Assurance segment that were determined to be impaired in the fourth quarter of fiscal 2008.

Integration and restructuring charges:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Integration and restructuring charges (dollars in thousands)	$3,635	$135	$3,500	2,592.6%	$4,472	$435	$4,037	928.0%
Percentage of Revenue	6.4%	0.3%			2.8%	0.3%

Integration and restructuring charges increased in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 due to the company-wide restructuring announced in January 2009.

Impairment of goodwill:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Impairment of goodwill (dollars in thousands)	$48,144	$—	$48,144	100.0%	$48,144	$—	$48,144	100.0%
Percentage of Revenue	85.4%	—%			30.0%	—%

In the third quarter of fiscal 2009, we recognized goodwill impairment charges of $28.0 million and $20.1 million related to our Wireline and Timing, Test and Measurement reporting segments, respectively.

Loss on repayment of convertible notes, net:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Loss on repayment of convertible notes, net (dollars in thousands)	$—	$—	$—	—%	$(522)	$—	$(522)	100.0%
Percentage of Revenue	—%	—%			(0.3)%	—%

In the first quarter of fiscal 2009 we repaid $62.5 million of our convertible notes and incurred a loss of $0.5 million mostly related to the write-off of a portion of capitalized bond costs that were previously being amortized. See the “Liquidity and Capital Resources” section below for additional information regarding the details of this loss.

Gain on sale of asset:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Gain on sale of asset (dollars in thousands)	$—	$—	$—	—%	$—	$700	$(700)	(100.0)%
Percentage of Revenue	—%	—%			—%	0.5%

In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

Loss on short-term investments, net:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Loss on short-term investments, net (dollars in thousands)	$—	$(1,090)	$1,090	(100.0)%	$(1,368)	$(1,710)	$342	20.0%
Percentage of Revenue	—%	(2.1)%			(0.9)%	(1.1)%

The net loss on short-term investments recognized in the first nine months of fiscal 2009 is attributable to an other-than-temporary loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an other-than-temporary loss in fiscal 2008. See the “Liquidity and Capital Resources” section below for additional information regarding our determination of the fair value of these investments at March 29, 2009.

The net loss on short-term investments recognized in the first nine months of fiscal 2008 is attributable to an other-than-temporary loss of $0.6 million.

Interest income:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Interest income (dollars in thousands )	$322	$1,775	$(1,453)	(81.9)%	$1,581	$6,132	$(4,551)	(74.2)%
Percentage of Revenue	0.6%	3.4%			1.0%	4.1%

Interest income decreased $1.5 million in the third quarter and $4.6 million in the first nine months of fiscal 2009 compared to the same periods in the prior year due to lower interest rates and lower cash and short-term investment balances.

Interest expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Interest expense (dollars in thousands)	$(537)	$(1,241)	$704	(56.7)%	$(1,845)	$(3,621)	$1,776	(49.0)%
Percentage of Revenue	(1.0)%	(2.4)%			(1.1)%	(2.4)%

Interest expense decreased $0.7 million in the second quarter and $1.8 million in the first nine months of fiscal 2009 compared to the same periods in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009 and the repayment of a $2.4 million industrial development bond in the third quarter of fiscal 2008.

Income taxes:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 29, 2009	March 30, 2008			March 29, 2009	March 30, 2008
Income tax expense (dollars in thousands)	$330	$(773)	$1,103	(142.7)%	$2,817	$(623)	$3,440	(552.2)%
Percentage of Revenue	0.6%	(1.5)%			1.8%	(0.4)%

Third Quarter of Fiscal 2009: Our income tax provision was $0.3 million in the third quarter of fiscal 2009, compared to a $0.8 million benefit in the corresponding quarter of fiscal 2008. Our effective tax rate in the third quarter of fiscal 2009 was (0.7) %, compared to an effective tax rate of 45.7% in the corresponding period of fiscal 2008. Our effective tax rate and provision was impacted by the impairment of goodwill recorded in the third quarter of fiscal 2009. A substantial portion of this charge provided no current or future tax benefits.

First Nine Months of Fiscal 2009: Our income tax provision was $2.8 million for the first nine months of fiscal 2009, compared to an income tax benefit of $0.6 million in the corresponding period of fiscal 2008. Our effective tax rate for the first nine months of fiscal 2009 was (7.1) %, compared to an effective tax rate of 37.7% in the corresponding period of fiscal 2008. The impairment of goodwill recorded in the third quarter of fiscal 2009 substantially affected our year to date tax rate and provision. The tax rate and provision are not comparable to the prior year period owing to the impact of this goodwill impairment.

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

Our backlog amounted to $42.2 million as of March 29, 2009, compared to $58.4 million as of June 29, 2008 and $54.8 million as of March 30, 2008. Our backlog, which is shippable within the next six months, was $37.6 million as of March 29, 2009, compared to $47.1 million as of June 29, 2008. The $16.2 million reduction in backlog between March 29, 2009 and June 29, 2008 was primarily due to the ramp up in supply capacity to meet pent-up demand and lower lead times for our new cable timing product at the end of fiscal 2008, and current softness in demand for our Wireless/OEM products and Global Services.

Contract Revenue:

As of March 29, 2009, we had approximately $6.8 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 29, 2008. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of March 29, 2009, working capital was $164.2 million compared to $151.5 million as of June 29, 2008. Cash and cash equivalents as of March 29, 2009 decreased to $80.2 million from $142.4 million as of June 29, 2008. This decrease was primarily the result of the repayment of $62.5 million of our convertible notes. Short-term investments increased from $21.9 million as of June 29, 2008 to $26.8 million as of March 29, 2009. This increase was attributable primarily to the purchase of corporate debt securities and government securities in the third quarter of fiscal 2009.

The $15.1 million net cash provided by operating activities for the nine months ended March 29, 2009 was primarily attributable to a net loss of $42.6 million offset by non-cash expenses related to goodwill impairment charges of $48.1 million, depreciation and amortization of $6.7 million, a $1.3 million increase in accrued compensation, a $1.6 million decrease in deferred income tax assets, an increase in the provision for excess and obsolete inventory of $1.8 million, a $2.0 million decrease in accounts receivable, a $0.5 million net loss related to the repayment of convertible notes, stock-based compensation expenses of $2.3 million and a $1.4 million net loss on short-term investments. This was partially offset by an inventory increase of $3.5 million, a decrease in accounts payable of $3.2 million, and an increase in prepaid expenses and other assets of $2.2 million. The $8.5 million net cash used for investing activities for the nine months ended March 29, 2009 was primarily attributable to $9.5 million in purchases of short-term investments and $2.7 million in purchases of plant and equipment that was partially offset by $3.7 million in maturities of short-term investments. The $68.7 million net cash used for financing activities was primarily attributable to $62.5 million used for the repayment of convertible notes and $5.2 million to repurchase common stock.

Our days sales outstanding in accounts receivable was 56 days as of March 29, 2009, compared to 59 as of June 29, 2008.

Loss on Short-term Investment, Net

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and we classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (“SIV”) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that the impairment loss should be considered other-than-temporary in accordance with discussions with the receiver as well as potential options that were expected to be made available to senior debt holders including Symmetricom. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage-backed securities), to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009. As a result of the final settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, whose market values had declined, were other-than-temporarily impaired. We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies. As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009. This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

In the second quarter of fiscal 2009, we determined that mutual funds related to our deferred compensation plan, whose market values had declined, were other-than-temporarily impaired. We made this determination based on the overall decline in the value of the mutual funds and the uncertainty as to whether they would recover. As a result of this assessment, we recognized a $0.9 million other-than-temporary loss in the second quarter of fiscal 2009.

Convertible Subordinated Notes

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of our $120.0 million convertible subordinated notes (the “Notes”), at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which includes interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008. We may repurchase some or all of our remaining outstanding Notes in future periods prior to the maturity date.

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

Contingencies

See Item 1 of Part I, Financial Statements — Note 11 — Contingencies.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS
115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 115-2/124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of FSP FAS 107-1/APB 28-1 on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP FAS 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In April 2008, the FASB adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS 142-3 is effective for intangible assets acquired on or after June 29, 2009. We are currently evaluating the impact of the implementation of FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning June 29, 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to June 29, 2009 for all our nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for us beginning June 29, 2009. We do not believe that SFAS No. 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) will become effective for us beginning June 29, 2009. We are currently assessing the potential impact that adoption of SFAS No. 141(R) would have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 29, 2009, we had cash and cash equivalents of $80.2 million and short-term investments of $26.8 million. Currently our short-term investment portfolio consists mainly of corporate debt securities and mutual funds. Our exposure to market risk due to fluctuations in interest rates relates primarily to our corporate debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of March 29, 2009, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than nine months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of March 29, 2009, a hypothetical 10% adverse change in British Pounds or Euro against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2009 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases and forfeitures during the three months ended March 29, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2008 through January 25, 2009	—	$—	—	2,054,407
January 26, 2009 through February 22, 2009	—	$—	—	2,054,407
February 23, 2009 through March 29, 2009	367,624	$2.95	367,624	1,686,783

Total	367,624	$2.95	367,624

During the first nine months of fiscal 2009, we repurchased 1.2 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.8 million.

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of March 29, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.7 million.

A further 82,676 shares were repurchased by us in the first nine months of fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

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

SYMMETRICOM, INC. (Registrant)

DATE: May 8, 2009	By:	/s/ THOMAS W. STEIPP
Thomas W. Steipp Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 8, 2009	By:	/s/ JUSTIN SPENCER
Justin Spencer Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)