Form 10-K
period 2009-06-28
SYMMETRICOM INC
filed 2009-09-09
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      from to

Commission file number 0-02287

SYMMETRICOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-1906306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Orchard Parkway, San Jose, California	95131-1017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Securities registered pursuant to Section 12(b)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value (including associated Series A Participating Preferred Stock Purchase Rights)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 28, 2008, as reported on The NASDAQ Stock Market LLC was approximately $162,279,743. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 21, 2009, there were approximately 43,712,670 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 28, 2009

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expect,” “anticipate,” “estimate,” “believe,” “plan,” “will,” “may,” “intend,” “can,” “project” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, “Risk Factors.”

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

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability and quality of service for wireline, wireless and cable networks. We also provide end-to-end quality monitoring solutions for triple-play voice, data, and digital video. We sell our solutions to telecom and cable service providers, government agencies, enterprises, and research facilities. Symmetricom products were shipped to more than 90 countries in fiscal year 2009. Our products include atomic frequency references, such as rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; video quality monitoring solutions and professional services.

We manufacture precision time products that allow our customers to keep accurate time to within 40 billionths of a second over a 24-hour period. Our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy or resolution of our clocks in perspective, if a clock accumulates a 40 billionth of a second time error over a 24-hour period, it would require more than 60,000 years to accumulate an error of one second.

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

Industry Background

The markets we serve include:

•	Fixed-line and wireless telecom and cable markets;

•	Wireless/OEM telecommunications equipment manufacturers;

•	Aerospace/Defense;

•	Metrology; and

•	Enterprise

Reportable Segments

Symmetricom is organized into five reportable segments that are within two divisions:

(1) Telecom Solutions Division

•	Wireline Products;

•	Wireless/OEM (original equipment manufacturer) Products;

•	Quality of Experience Assurance Products; and

•	Global Services

(2) Timing, Test and Measurement Division

Information as to net revenue and gross profit margin attributable to each of these reportable segments, and revenue for major geographic regions, for each year in the three-year period ended June 28, 2009, is contained in Note 16 of the notes to the consolidated financial statements. We do not allocate assets or specific operating expenses to these individual reportable segments.

Telecom Solutions Division

Our Telecom Solutions Division offers a full suite of timing and synchronization products that meet global standards requirements. Products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; network management and monitoring software; and synchronization subsystems for OEM integration. Symmetricom’s product portfolio also includes the PackeTime ™ product suite based on technologies such as IEEE 1588 (PTP), NTP and Data Over Cable Service Interface Specifications (DOCSIS)

Timing Interface, addressing the timing and synchronization needs for next-generation networks (NGN). Symmetricom holds patents in advanced control algorithms for deployments utilizing the Global Positioning System (GPS), DOCSIS™ Timing Interface (DTI) and Code Division Multiple Access (CDMA).

Carriers and operators are driven by network economics and competitive forces to evolve their network infrastructures toward integrated transmission and switching functions and packet-based technologies. In fiscal 2009, we participated in the modernization of several synchronization networks with certain service providers and helped others develop future plans for such efforts. Our products also enable multiple cable multi-service operators worldwide to expand the capacity of their networks.

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

Our Quality of Experience triple play monitoring solution enables carriers and cable multi-service operators (MSOs) to understand and diagnose video service quality, in real time, at the head-end when received from content providers, in the network once distributed from the head-end to subscribers and in the last mile as experienced by end-users. During fiscal 2009, Symmetricom continued to target telecommunications carriers and cable operators to monitor IP-based video service offerings.

Our Global Services segment provides services for Symmetricom’s product lines.

Timing, Test and Measurement Division

Our Timing, Test and Measurement Division provides precision time and frequency instruments and reference standards for government and enterprise markets. Government markets include the aerospace, defense, metrology and timekeeping sectors. Products include synchronized clocks, network time servers, network time displays, time code generators, computer plug-in cards, primary reference standards such as rubidium and cesium oscillator standards, and ruggedized crystal oscillators, and custom Time & Frequency systems. Customer applications include synchronization of communication networks, synchronization of computer networks, reference timing for radar, ranging, fire-control and other defense electronic systems, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the division built strong application engineering capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements. During fiscal 2007, we acquired Timing Solutions Corporation (TSC) in Boulder, Colorado, which strengthened our timing technology and provided access to a number of new government customers. During fiscal 2009, the division continued to emphasize government program business in secure mobile, satellite, and wireline communications, as well as other defense platform upgrades including destroyers, submarines, and Unmanned Aerial Vehicles (UAVs). Key customers of the division included Boeing, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, General Dynamics, BAE, L3, DISA and various military procurement and service agencies. New products introduced during the fiscal year included a new high performance Rubidium oscillator (XPRO), a new 1588 enabled transparent switch (TC100), a new Syncserver that is equipped with a SAASM GPS receiver, a new higher frequency low phase noise and Allan deviation test set, and a new time code display.

Wireline and Cable Infrastructure Markets and Products

Wireline and Cable Infrastructure Markets:

The wireline and cable infrastructure markets include local, long distance and international telecommunications service providers and carriers and cable service providers. Customers in the wireline market include worldwide public network providers, incumbent local exchange carriers (ILECs), public telephone and telegraph companies (PTTs), competitive local exchange carriers (CLECs), other telephone companies as well as cable companies. We believe that these telecommunications providers will have to replace their legacy synchronization equipment in the future. Some companies have begun the upgrade process. Based on the size of the installed base of legacy equipment, we anticipate that this cycle could take at least several years to complete. The cable infrastructure market has an emerging requirement for synchronization within cable vendors’ equipment for which we have developed and are selling a line of synchronization products.

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

•

Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the versatile SSU 2000 and the carrier-class TimeHub, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) & 1588 (PTP) plug-in server cards supporting critical applications for next generation networks. Other key products consists of Time Provider 1000, the industry’s first node clock (hybrid SSU & PRS), TimeCreator, the first DOCSIS Timing Interface (DTI) server qualified by CableLabs, Time Provider 5000, a standard 1588 carrier class server, and other products currently under development to address emerging needs in the wireline and cable markets.

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

Wireless/OEM Products:

The primary use of our Wireless/OEM products is in wireless base stations. Base stations are the infrastructure equipment used in all cellular and personal communication services worldwide. Many of the wireless technologies used today require high precision frequency and timing information to operate their services.

Our component and sub-system (module) products deliver stable timing to wireless base stations using a combination of GPS receivers for timing distribution, high precision quartz oscillators and rubidium atomic oscillators. Their use depends on the specific cellular technology such as CDMA (and CDMA 2000), UMTS or WiMAX (IEEE 802.16e), LTE and the governing standards that apply. For example, in CDMA, the standard requires a GPS signal for every base station with either a high performance quartz or rubidium oscillator as a backup (holdover). WiMAX, a 4G wireless technology just starting to be deployed, also requires GPS receivers for its base stations to operate. These timing solutions are also available to other communication applications requiring high precision frequency and timing information, such as digital television transmission, high definition television, and instrumentation.

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

•

Time module synchronization sub-systems, which are flexible GPS-disciplined time and frequency platforms optimized for WiMAX and other applications that require precise frequency or time. Our Time module is designed to be integrated into existing communications and transmission equipment used in WiMAX mobile base station timing, broadcast, satellite communications equipment, and cellular base stations (CDMA, TDMA, UMTS for GPS based timing).

•

1588 soft client technologies that can be embedded into various generations of base stations, femto cells and network devices to provide time and frequency capabilities to interoperate with 1588 grand masters; this packet-based protocol (PTP 1588) enables NGN-based services when telecom operators transition from legacy networks to IP-based infrastructures.

Quality of Experience Service Assurance Market and Products

Quality of Experience Service Assurance Market:

Ensuring high quality video is a critical component of successful digital video offering. Managing video quality is essential for differentiating services, reducing customer churn and enabling faster service deployments. Most video service assurance solutions available today were originally designed with the goal of network performance monitoring in mind. Impairments to video quality however, come from a wide range of sources (source video, encoders, network, and decoders/CPE) and monitoring only network metrics renders these solutions ineffective. Moreover, even if network issues exist, raw network metrics do not provide accurate assessment of service quality, leaving service providers with little insight into their customers’ real video experience.

An effective end-to-end monitoring solution requires specialized devices for each network demarcation point, combined with a mechanism to consolidate and correlate all information resulting in accurate and timely results.

Quality of Experience Service Assurance Products:

Symmetricom’s V-Factor Platform has been designed to deploy into IP networks seamlessly. The solution consists of the following parts:

•	Q-1000 Headend Analyzer examines the quality and integrity of source video and detects transcoding and encoding impairments.

•

Q-1200 Probe combines the ability to monitor a large number of channels in parallel, leveraging the V-Factor technology for video coding layer analysis and source video monitoring of specific high value channels. This unique combination and packaging provides great differentiation in the industry and unique value to customers who wish to make sure channels are of good quality before distribution over the transmission network.

•	Q-400 Network Probe is designed for IPTV and VoIP applications and deployable across backbones or large PoPs.

•	Q-200 Network Probe is a flexible medium-performance probe and is designed to deliver real time monitoring of video services on live IP networks.

•	Q-101 Network Probe is the base-level performance probe. Q-101 is ideal for core IP performance metrics (IPPM) monitoring with a gigabit UTP test port.

•

Software Agents can be embedded with customer premise equipment (CPE) such as a set top box (STB), PC or last mile devices to monitor and troubleshoot network performance and/or content quality for that customer.

•

Q-Advisor is Symmetricom’s Element Management software and offers service providers a web-based solution to verify SLAs and validate network readiness to support triple play. Q-Advisor has been integrated with OSS/NOC systems such as HP BAC/SQM, IBM Netcool and EMC Smarts.

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

Timing, Test and Measurement Markets and Products

Timing, Test and Measurement Markets:

The aerospace, defense, metrology, timekeeping, and enterprise markets require precision time and frequency instruments and reference standards. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense, and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

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

•

GPS & Time Code Instrumentation Products—We manufacture a wide variety of general purpose and secure GPS receivers, time code generation, translation, measurement, and distribution products. A time code is a data format for recording and processing time measurements.

•

Space, Defense and Avionics—We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military applications. Our designs are vibration isolated with low sensitivity to acceleration. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs.

•

Test & Measurement Equipment—We provide a line of Time and Frequency test solutions including a family of Phase Noise and Allan Deviation Test Sets designed to measure critical performance specifications of precision time and frequency signals and sources.

•

Custom Time & Frequency Systems—We design and build custom time and frequency systems to address critical applications in aerospace/defense and government markets. Time scale system for national time keeping and two way time transfer system for GPS autonomy are examples of systems we deliver to our customers.

Sales Operations

We sell our products directly to customers, and through domestic and international distributors, as well as systems integrators and manufacturer sales representatives. In the United States, our wireline and cable products are primarily sold through our own sales force to ILECs, PTTs, CLECs, other telephone companies, wireless service providers, cable operators, Internet Service Providers (ISPs) and OEMs. Our Timing Test and Measurement instrumentation products are primarily sold through manufacturer sales representatives, and our enterprise products are primarily sold through telesales and the Internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of June 28, 2009, we had 57 active United States patents. The active patents issued will expire between August 2009 and September 2026. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

Our manufacturing process primarily consists of assembly, test, configuration and logistics by our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; Tuscaloosa, Alabama; San Jose, California and Hoehenkirchen-Siegertsbrunn, Germany. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California and Boulder, Colorado. The Boulder, Colorado and Santa Rosa, California facilities are registered to ISO9000:2000, while our Beverly, Massachusetts; Aguadilla, Puerto Rico and San Jose, California (engineering processes) have been upgraded to meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

We use various contract manufacturers to build our printed board assemblies and in some cases full turnkey box builds. During fiscal 2008 and 2009, we outsourced all of our printed circuit board assemblies from our Puerto Rico based manufacturing to a contract manufacturer with facilities in China, US, and other regions in order to lower manufacturing costs and take advantage of best-in-class production processes.

Seasonality

Our business tends to generate stronger revenues in the second half of the fiscal year as telecommunications and cable service providers release their capital budgets.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $46.9 million as of June 28, 2009, compared with $58.4 million as of June 29, 2008. The $11.5 million reduction in backlog between June 28, 2009 and June 29, 2008 was primarily due to the ramp up in supply capacity at the end of fiscal 2008 to meet pent-up demand for our new cable timing product. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2009, no single customer accounted for more than 10% of our net revenue. Our export sales outside the United States accounted for 36%, 33% and 29% of our net revenue in fiscal 2009, 2008 and 2007, respectively. For additional information regarding our export sales, see Note 16 to our consolidated financial statements.

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

Research and Development

Our development efforts include designing and developing hardware and software products, and providing enhanced functionality to our existing products. We also do primary research in fundamental time and frequency components and systems paid for by the U.S. government. In addition to our research and development organizations listed below, we utilize domestic and international contractors (primarily in India) to assist us in our research and development activities. Our product development programs include:

•	Wireline and wireless synchronization

•	Network management software

•	Network time servers

•	Video quality of experience hardware and software

•	Ruggedized time and frequency component for space, defense and avionic applications

•	Precision time and frequency references

•	Primary frequency references

•	GPS-based time and frequency instruments and bus cards

•	Time and frequency distribution products

•	Phase noise test sets

•	Timescale systems

•	Time and frequency reference systems

In fiscal 2009, we developed an IEEE 1588 server and client product, TP5000 and TP500 respectively, a scalable video monitoring network probe, Q1200, as well as other products to enhance our Telecom Solutions portfolio. For Government markets, we introduced a secure GPS network time server, high performance rubidium holdover clocks designed for harsh environments, a 1588 transparent switch, an updated PCI time and frequency card, and a high frequency phase noise test set.

In fiscal 2009, 2008 and 2007, overall research and development expenditures were $26.4 million, $27.9 million and $23.7 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Our primary product development centers are in San Jose, California; Santa Rosa, California; Boulder, Colorado; Beijing, China and Beverly, Massachusetts.

Government Regulation

The telecommunications industry is subject to domestic and foreign regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products, as well as import and export regulations. We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. See Item 1A, “Risk Factors,” for more information.

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing process and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings” and “Item 1A. Risk Factors—Our operating results may be adversely affected as a result of our required compliance with the European Union Directives on Waste Electrical and Electronic Equipment and their Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other regulations around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

At June 28, 2009, we had approximately 800 employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of August 31, 2009 and brief summaries of their business experience over the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
David G. Côté	55	Chief Executive Officer
Justin Spencer	38	Chief Financial Officer
Bruce Bromage	55	Executive Vice President and General Manager Timing Test & Measurement Division
Paul Chermak	66	Executive Vice President Global Sales & Support
James Armstrong	43	Executive Vice President & General Manager, Telecom Solutions Division

Mr. Côté was appointed Chief Executive Officer of Symmetricom on August 3, 2009. Prior to joining Symmetricom, Mr. Côté was Chief Executive Officer and President at Packeteer, Inc., a leading provider of Internet application infrastructure systems, from 2002 to 2008.

Mr. Spencer has served as Chief Financial Officer of Symmetricom since September 2008. Prior to joining Symmetricom, Mr. Spencer served as Chief Financial Officer at Covad Communications from June 2007 until April 2008. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad including Interim Chief Financial Officer, Vice President of Finance, and corporate development and product management roles.

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

Dr. Armstrong has served as Executive Vice President and General Manager, Telecom Solutions Division, since February 2008. Mr. Armstrong joined Symmetricom in September 2006 and served as Vice President of Engineering for the Telecom Solutions Division from September 2006 to January 2008. From July 2002 to May 2006, Mr. Armstrong was the Vice President of Engineering and later President of Movidis, Inc.

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

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	restructuring and integration-related charges;

•	goodwill and intangible assets impairment charges related to acquisitions and related long-term assets;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	changes in our products or mix of sales to customers;

•	the possibility that, despite our having been approved as a supplier in requests for proposals from several major wireline customers, these proposals will not result in any purchases;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	our ability to collect receivables from our customers;

•	the gain or loss of significant customers;

•	fluctuations in government spending for infrastructure investment;

•	timing of purchases from customers on projects may be impacted due to spending delays, availability of resources for installation, and delays in new product availability;

•	our ability to introduce new products in new and existing markets on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage increased competition and competitive pricing pressures;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

•	our ability to timely implement changes developed as a result of our process improvement projects without negatively impacting operations;

•	our ability to manage fluctuations in the average selling prices of our products;

•	our ability to manage the long sales cycle associated with our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	reduced rates of growth of telecommunications services;

•	customers may delay upgrading their old equipment with our new products;

•	our ability to establish in a timely fashion subsidiaries in new geographic regions, which our customers or potential customers may require to do business with us in those regions;

•	our ability to manage complex transactions with customers in new geographic regions;

•	customers may experience labor strikes, which could result in reduced sales volume;

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

Based upon recent events in the credit market, we may be impacted by the following risks:

•

We may experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements. During fiscal 2009, we recorded $1.4 million in losses related to short-term investments;

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

In past years, we have identified material weaknesses that have led us to restate our financial statements. Although we have since remediated these material weaknesses, we will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards), or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price.

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

Future losses or low profitability may create uncertainty about the realizability of our $47.3 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net earnings. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

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

We may be required to record additional intangible asset impairment charges in future quarters

As of June 28, 2009, we had recorded intangible assets with a net book value of $5.3 million, related to various acquisitions. We test for impairment at least annually and more frequently whenever evidence of impairment exists. In the third quarter of fiscal 2009, we determined that our entire goodwill balance was impaired and recognized a $48.1 million charge. If our future financial performance or other events indicate that the value of our recorded intangibles assets are impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

Existing common stockholders may experience dilution in connection with our sale of convertible notes in June 2005 and will experience immediate dilution if we sell shares of our common stock or other equity securities in future financings, and, as a result, our stock price may go down

Our common stockholders may experience dilution in connection with the sale in June 2005 of $120 million worth of convertible notes (of which $63.1 million was repurchased in July 2008, leaving a balance at June 28, 2009 of $56.9 million) if our stock price reaches $12.49 or more per share. For example, to the extent the share price exceeds $12.49, the difference would be multiplied by 4.6 million shares and then divided by the share price to determine the number of shares due to noteholders. For instance, if the stock price was $15.00, the conversion value would be $2.51 ($15.00 less $12.49) multiplied by 4.6 million shares or $11.5 million which would be divided by the share price of $15.00 to provide 0.8 million additional shares to noteholders. These 0.8 million shares, when added to our number of shares outstanding, would dilute our earnings per share.

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to lower orders, the delay of customer orders or cancellation of existing orders

During fiscal 2009, no single customer accounted for more than 10% of our revenue. During fiscal 2008 and fiscal 2007, two customers each accounted for more than 10% of our revenue. We expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We purchase certain key components from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited or single source suppliers for a number of our components. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed. In addition, some of our suppliers require long lead times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, results of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products could become unavailable, resulting in unanticipated redesign and related delays in shipments.

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

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following are our principal facilities as of June 28, 2009:

Location	Primary Use	Owned/Leased	Segments Used by

San Jose , CA	Headquarters, Manufacturing	Leased	All

Aguadilla, Puerto Rico	Manufacturing	Leased	All but QoE

Beverly, MA	Manufacturing	Owned (no encumbrances)	All but QoE

Santa Rosa, CA	TT&M Division Headquarters, Manufacturing	Leased	TT&M

Boulder, CO	Manufacturing	Leased	TT&M

Beijing, China	Research and Development, Sales	Leased	TSD

We also lease other facilities in the United States, Europe, and Asia to support research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.) , seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of June 28, 2009, we had an accrual of $0.2 million for remediation costs and other ongoing monitoring costs.

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

Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol “SYMM”. We had approximately 1,010 stockholders of record as of August 31, 2009.

The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended June 29, 2008
First Quarter	$8.45	$4.45
Second Quarter	5.25	4.00
Third Quarter	4.73	3.15
Fourth Quarter	4.57	3.49

Year ended June 28, 2009
First Quarter	$5.18	$3.84
Second Quarter	4.97	3.00
Third Quarter	4.29	2.58
Fourth Quarter	5.99	3.45

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Stock Repurchase Program

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of June 28, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.6 million.

During fiscal 2009, we repurchased 1.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $5.4 million.

A further 0.1 million shares were repurchased by us in fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

The following table provides monthly detail regarding our share repurchases during the three months ended June 28, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2009 through April 26, 2009	—	$—	—	1,686,783
April 27, 2009 through May 24, 2009	17,221	$4.60	17,221	1,669,562
May 25, 2009 through June 28, 2009	98,692	$4.94	98,692	1,570,870

Total	115,913	$4.89	115,913

Comparative Stock Performance

The graph below compares the cumulative total stockholders’ return on our common stock for the last five fiscal years with the total return on the S&P 500 Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the S&P Information Technology Index, and reinvestment of all dividends).

* $100 invested on June 27, 2004 in stock or index, including reinvestment of dividends.

Fiscal year ended June 28, 2009.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the fiscal years ended June 28, 2009, June 29, 2008, July 1, 2007, July 2, 2006, and July 3, 2005 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$220,831	$208,052	$208,380	$176,112	$179,388
Operating income (loss)(1),(2),(3)	(35,896)	(19,603)	9,238	(4,166)	18,180
Income (loss) before income taxes and discontinued operations	(38,331)	(20,255)	13,646	(1,671)	19,288
Income (loss) from continuing operations(4)	(40,671)	(14,589)	6,058	(857)	17,210
Gain from discontinued operations, net of tax(5)	—	121	242	921	985
Net earnings (loss)	(40,671)	(14,468)	6,300	64	18,195
Basic earnings (loss) per share from continuing operations	(0.93)	(0.33)	0.13	(0.02)	0.38
Basic earnings per share from discontinued operations	—	—	0.01	0.02	0.02
Basic net earnings (loss) per share	(0.93)	(0.33)	0.14	—	0.40
Diluted earnings (loss) per share from continuing operations	(0.93)	(0.33)	0.13	(0.02)	0.37
Diluted earnings per share from discontinued operations	—	—	0.01	0.02	0.02
Diluted net earnings (loss) per share	(0.93)	(0.33)	0.14	—	0.39

	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005
	(In thousands )
Consolidated Balance Sheet Data:
Total assets	$276,442	$378,569	$409,187	$392,441	$391,751
Long-term obligations	62,248	59,855	125,550	126,670	126,967
Stockholders' equity.	173,104	216,139	236,336	224,522	226,891

(1)	During fiscal 2009, we recorded an impairment charge of $48.1 million in goodwill and $9.7 million in integration and restructuring charges.

(2)	During fiscal 2008, we recorded an impairment charge of $6.5 million in goodwill and $7.8 million in intangible assets related to our Quality of Experience Assurance business segment.

(3)	During fiscal 2006, we recorded an impairment charge of $7.0 million in goodwill and $1.2 million in intangible assets related to our Wireless/OEM business segment.

(4)	During fiscal 2007, we recorded an expense of $3.4 million for the income tax effect of the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc., which were acquired on January 2, 2007.

(5)	Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing /Other business segment was discontinued in the third quarter of fiscal 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2007 through 2009 were 52-week fiscal years.

Fiscal Year 2009 Summary

For the year ended June 28, 2009, Symmetricom achieved revenues of $221 million, up 6% from the previous year, augmented by sales of our new cable timing product and continued strength in the Timing, Test and Measurement business. Fiscal 2009 was a year of continuing innovation and progress in our growth investments and included measurable gains across many markets. We are now the leading supplier of timing products to the cable market, and have fortified our position in evolving wireless, wireline, government and enterprise networks. In fiscal 2009 we began to realize the benefits of our outsource-manufacturing strategy as we completed the transfer of printed circuit board assemblies to our outsourcing vendor. We made additional business model refinements during the year that further reduced costs in support of our near- and long-term profitability objectives. Our new product initiatives continued to show progress and promise with our cable timing product sales contributing meaningfully to gross margin. Sales of PackeTime, though still emerging, are gaining traction, with nearly a dozen carriers and OEMs now customers. The Chip Scale Atomic Clock, which we believe will be an important long-term growth driver for our Timing, Test and Measurement business, continues to make appreciable progress toward volume production.

Impairment of Goodwill

During the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Accordingly, we completed a step one goodwill impairment test to determine whether the decline in market capitalization and business outlook revisions indicated that the carrying value of our reporting units were in excess of fair value. Based on the results of our step one test, we determined that the fair values of the Wireline and Timing, Test and Measurement reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for each reporting unit. As a result, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment.

Restructuring

During the second half of fiscal 2009, we announced two restructuring plans to further streamline manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we eliminated approximately 130 positions, or about 14% of our total workforce. The reductions began in January 2009 and will be completed by the third quarter of fiscal 2010. We expect to incur restructuring charges of approximately $8.8 million in connection with the plans. Total restructuring charges are expected to include approximately $2.0 million in accelerated depreciation charges and approximately $6.8 million in one-time termination benefits and other restructuring related charges. Total charges related to these two restructurings in fiscal 2009 were $5.7 million, including $1.2 million related to accelerated depreciation and $4.5 million in one-time termination benefits and other restructuring related charges. Upon completion, we expect the restructuring and other actions to reduce our annual manufacturing and operating costs by approximately $9.5 million.

Over the first nine months of fiscal 2010, we expect to incur remaining integration and restructuring charges amounting to $3.1 million, including approximately $0.9 million in accelerated depreciation charges and approximately $2.2 million in one-time termination benefits and other restructuring related charges.

Other

On October 1, 2008, we announced Justin Spencer had been named as Chief Financial Officer and Executive Vice President, effective September 30, 2008.

On June 28, 2009, our President and Chief Executive Officer, Thomas W. Steipp, retired from Symmetricom and resigned from our Board of Directors. On July 27, 2009, we announced that David G. Côté had been named as President and Chief Executive Officer, effective August 3, 2009. The Board of Directors has also appointed Mr. Côté to the Board of Directors.

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

Fiscal Year 2010 Outlook

We believe our new product initiatives, an expanded geographic focus, and a more streamlined cost structure will enable us to continue to benefit from the modernization of communication networks worldwide and to capitalize on promising opportunities for growth in fiscal 2010.

As communication service providers roll out next generation networks to keep up with rising traffic and demand, we expect sales of our sync equipment and investments in next-generation timing products to contribute to our business and create opportunities for expansion. Government networks and systems are also evolving, driving the ongoing need for reliable sync and timing, and creating demand for innovative new products to support their changing needs. We believe our Timing, Test, and Measurement business is positioned to perform well in this environment.

While we will continue our focus on efficiency in fiscal 2010, our primary efforts will be centered on maximizing existing opportunities and bringing to market innovative new products. We also expect to identify and pursue potential new growth opportunities that leverage our strong technology platform and relationships. We are mindful that we are still in an unpredictable economic environment and have limited visibility into our customers’ calendar 2010 capital spending plans.

We expect our fiscal 2010 revenue to have a seasonal pattern similar to prior years with stronger revenues in our fiscal second half as telecommunications and cable service providers release their 2010 capital budgets. Following the successful launch of our cable product, we now have the supply chain capabilities to meet market demand and expect revenue for this product to more closely reflect cable infrastructure spending seasonality. Profit is expected to be even more heavily weighted to the second half as we realize the full benefit of the cost reductions we announced in June 2009.

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

Generally, product revenue is generated from the sale of synchronization and timing equipment with embedded software that is incidental to product functionality. For instances where embedded software is more than incidental to product functionality, we account for the transactions in accordance with the rules applicable to software revenue recognition. We commonly have transactions that involve sales of both product and services to our customers. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense both when orders are received and shipped, at which times the commission is both earned and payable.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on an ongoing review of customer accounts, payment patterns and specific collection issues. Where specific collection issues are identified, we record a specific allowance based on the amount that we believe will be uncollected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivable and historical collection patterns.

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

Warranty

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. The revenue from extended warranty contracts is recognized ratably over the period of contract.

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

In fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Short-term Investments

Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments, except the deferred compensation assets, are classified as available-for-sale. During fiscal 2009, we reclassified the deferred compensation assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for the deferred compensation obligations. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in earnings, net of taxes.

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

During fiscal 2009, we recorded $1.4 million in losses related to short-term investments. See the “Liquidity and Capital Resources” section below for additional information regarding this loss and our determination of the fair value of these investments at June 28, 2009.

During the fourth quarter of fiscal 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary

Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. For fiscal 2009, the adoption of FSP FAS 115-2/124-2 did not have a material impact on our consolidated financial statements.

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

Valuation of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test the carrying amount of goodwill annually during the fourth fiscal quarter as well as at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

During the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Accordingly, we completed a step one goodwill impairment test to determine whether the decline in market capitalization and business outlook revisions indicated that the carrying value of our reporting units were in excess of fair value.

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

Based on the results of our step one test, we determined that the fair values of the Wireline and Timing, Test and Measurement reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. As a result, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment.

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

In the third quarter of fiscal 2009, because of the identification of goodwill impairment indicators (See above—Valuation of Goodwill), we first reviewed our other intangible and long-lived assets for impairment and determined there was no impairment.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net revenue
Telecom Solutions Division:
Wireline Products	47.0%	43.6%	45.1%
Wireless/OEM Products	8.3%	11.1%	12.8%
Global Services	6.0%	7.4%	7.0%
Quality of Experience Assurance	0.5%	0.8%	0.2%
Timing, Test and Measurement Division	38.2%	37.1%	34.9%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	50.6%	54.7%	52.7%
Amortization of purchased technology	0.7%	1.6%	1.6%
Impairment of intangible assets	—%	2.7%	—%
Integration and restructuring charges	1.8%	0.3%	0.1%
Gross profit	47.0%	40.7%	45.6%
Operating expenses:
Research and development	12.0%	13.4%	11.4%
Selling, general and administrative	26.7%	31.6%	29.1%
Acquired in-process research and development	—%	—%	0.1%
Amortization of intangible assets	0.2%	0.5%	0.4%
Integration and restructuring charges	2.6%	0.5%	0.2%
Impairment of goodwill	21.8%	3.1%	—%
Impairment of intangible assets	—%	1.0%	—%
Operating income (loss)	(16.3)%	(9.4)%	4.4%
Gain on sale of asset	—%	0.3%	—%
Loss on repayment of convertible notes, net .	(0.2)%	—%	—%
Loss on short-term investments, net	(0.6)%	(1.8)%	—%
Interest income	0.8%	3.4%	4.4%
Interest expense	(1.1)%	(2.3)%	(2.3)%
Income (loss) before income taxes	(17.4)%	(9.7)%	6.5%
Income tax provision (benefit)	1.1%	(2.7)%	3.6%
Income (loss) from continuing operations	(18.4)%	(7.0)%	2.9%
Gain from discontinued operations, net of tax	—%	0.1%	0.1%
Net Income (loss)	(18.4)%	(7.0)%	3.0%

Fiscal Years Ended June 28, 2009 and June 29, 2008

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Net Revenue (dollars in thousands):
Wireline Products	$104,022	$90,708	$13,314	14.7%
Wireless/OEM Products	18,265	23,025	(4,760)	(20.7)
Global Services	13,209	15,408	(2,199)	(14.3)
Quality of Experience Assurance	1,085	1,666	(581)	(34.9)
Timing, Test and Measurement Division	84,250	77,245	7,005	9.1

Total Net Revenue	$220,831	$208,052	$12,779	6.1%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, services and software licenses. Net revenue increased by $12.8 million or 6.1% in fiscal 2009 compared to fiscal 2008. Revenue from Wireline Products increased $13.3 million or 14.7% primarily due to higher sales of cable products and shipments to a new international customer. Revenue from the Timing, Test and Measurement Division increased $7.0 million or 9.1% primarily due to higher sales to the government communication and electronic system programs. Wireless/OEM Products revenue decreased by $4.8 million, or 20.7%, in fiscal 2009 due primarily to a decline in legacy technology investments by wireless carriers. Revenues from the Global Services segment decreased by $2.2 million, or 14.3%, primarily due to lower installation revenue from a major customer. Revenue for the Quality of Experience Assurance segment decreased $0.6 million or 34.9% in fiscal 2009 due primarily to extended trial periods by potential customers and the slower rollout of new products due to a refocus on development of new features to meet market requirements.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Gross Profit (dollars in thousands):
Wireline Products	$62,017	$47,041	$14,976	31.8%
Wireless/OEM Products	4,233	6,199	(1,966)	(31.7)
Global Services	3,883	4,183	(300)	(7.2)
Quality of Experience Assurance	562	1,226	(664)	(54.2)
Timing, Test and Measurement Division	38,429	35,632	2,797	7.8
Other cost of sales	(5,340)	(9,635)	4,295	(44.6)

Total Gross Profit.	$103,784	$84,646	$19,138	22.6%
Percentage of Revenue	47.0%	40.7%

Gross profit increased $19.1 million or 22.6% during fiscal 2009 compared to the prior year. Gross profit for Wireline Products increased by $15.0 million, or 31.8%. This increase was higher than the revenue increase of 14.7% and was primarily due to a favorable sales mix of cable products with higher gross margin. Furthermore, Wireline Products benefited from lower costs as a result of the initial phase of outsourcing certain manufacturing capacity to a subcontractor. Gross profit for the Timing, Test and Measurement Division increased by $2.8 million or 7.8%, in line with the 9.1% increase in revenue. Gross profit for the Wireless/OEM Products decreased by $2.0 million or 31.7%, which was higher than the revenue decrease of 20.7% due primarily to a reduction in price to a major customer. Gross profit for Global Services decreased $0.3 million or 7.2%, which was less than the revenue decrease of 14.3% primarily due to the fact that the revenue decrease was weighted towards installations, which have lower profit margins. Gross profit for Quality of Experience Assurance decreased by $0.7 million or 54.2%, which is higher than the revenue decrease of 34.9%, primarily due to higher manufacturing period costs. We expect gross margin to remain flat in fiscal 2010 compared to fiscal 2009, subject to the impact of product mix.

Other cost of sales decreased $4.3 million or 44.6% primarily due to a $5.7 million charge in the fourth quarter of fiscal 2008 for impairment of technology-related intangible assets for the Quality of Experience

Assurance business segment. Because of this impairment, amortization of intangibles decreased by $1.9 million in fiscal 2009 when compared to fiscal 2008. Other cost of sales for fiscal 2009 included $3.9 million in restructuring charges primarily for employee severance and accelerated depreciation compared to restructuring charges of $0.6 million in fiscal 2008.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Research and development expense (dollars in thousands)	$26,429	$27,887	$(1,458)	(5.2)%
Percentage of Revenue	12.0%	13.4%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense decreased $1.5 million, or 5.2%, compared to fiscal 2008, due primarily to lower headcount as a result of the fiscal 2009 restructurings and lower stock-based compensation costs. In terms of dollar amount, we expect that research and development expenses in fiscal 2010 will be consistent with fiscal 2009.

	Year ended		$ Change	% Change
	June 28, 2009	July 1, 2007
Selling, general and administrative (dollars in thousands)	$58,856	$65,693	$(6,837)	(10.4)%
Percentage of Revenue	26.7%	31.6%

Selling, general and administrative expense consists primarily of salaries and benefits, sales commissions and travel-related expenses for our sales and services, finance, human resources, information technology and related facility costs and part of the amortization expenses of our intangible assets. Selling, general and administrative expenses decreased by 10.4% to $58.9 million compared to $65.7 million for fiscal 2008. The decrease in expenses consisted primarily of a reduction in compensation-related expenses including stock-based compensation and deferred compensation costs, a reduction of $0.4 million for a change in estimate for the allowance for doubtful accounts to correspond to our current bad debt write-off experience, and a $1.3 million reduction in professional fees related to the restatement of our financial statements for fiscal 2008. This decrease was partially offset by $1.0 million in CEO post-employment compensation and a $2.2 million increase in the bonus accrual. In terms of dollar amount, we expect selling, general and administrative expenses to decline slightly in fiscal 2010 compared to fiscal 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Amortization of intangible assets (dollars in thousands)	$411	$958	$(547)	(57.1)%
Percentage of Revenue	0.2%	0.5%

Amortization of intangible assets decreased in fiscal 2009 compared to fiscal 2008 due to the write-off of $2.1 million in intangible assets related to the Quality of Experience Assurance segment that were determined to be impaired in the fourth quarter of fiscal 2008.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Integration and restructuring charges (dollars in thousands)	$5,840	$1,094	$4,746	433.8%
Percentage of Revenue	2.6%	0.5%

Integration and restructuring charges, including employee severance and lease loss, increased due to the company-wide restructurings announced in January and June 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Impairment of goodwill (dollars in thousands)	$48,144	$6,513	$41,631	639.2%
Percentage of Revenue	21.8%	3.1%

Impairment of goodwill charges of $48.1 million in fiscal 2009 were related to our Wireline and Timing, Test and Measurement reporting segments. Impairment of goodwill charges of $6.5 million in fiscal 2008 were related to the Quality of Experience Assurance business segment impairment.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Impairment of intangible assets (dollars in thousands)	$—	$2,104	$(2,104)	100.0%
Percentage of Revenue	—%	1.0%

Impairment of intangible assets charges of $2.1 million in fiscal 2008 were related to the Quality of Experience Assurance business segment impairment for non-technology intangible assets.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Gain on sale of asset (dollars in thousands)	$—	$700	$(700)	(100.0)%
Percentage of Revenue	—%	0.3%

Gain on sale of asset: In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Loss on repayment of convertible notes, net (dollars in thousands)	$(522)	$—	$(522)	100.0%
Percentage of Revenue	(0.2)%	—%

Loss on repayment of convertible notes: In the first quarter of fiscal 2009 we repaid $62.5 million of our convertible notes and incurred a loss of $0.5 million mostly related to the write-off of a portion of capitalized bond costs that were previously being amortized. See the “Liquidity and Capital Resources” section below for additional information regarding the details of this loss.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Loss on short-term investments, net (dollars in thousands)	$(1,368)	$(3,728)	$2,360	(63.3)%
Percentage of Revenue	(0.6)%	(1.8)%

Loss on short-term investments: The net loss on short-term investments recognized in fiscal 2009 is attributable to an other-than-temporary loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an other-than-temporary loss in fiscal 2008. See the “Liquidity and Capital Resources” section below for additional information regarding our determination of the fair value of these investments at June 28, 2009.

The net loss on short-term investments recognized in fiscal 2008 is attributable to an other-than-temporary loss of $3.2 million and a realized loss of $0.5 million related to the sale of a short-term investment.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Interest income (dollars in thousands)	$1,807	$7,123	$(5,316)	(74.6)%
Percentage of Revenue	0.8%	3.4%

Interest income decreased $5.3 million in fiscal 2009 compared to the prior year due to lower interest rates and lower cash and short-term investment balances.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Interest expense (dollars in thousands)	$(2,352)	$(4,747)	$2,395	(50.5)%
Percentage of Revenue	(1.1)%	(2.3)%

Interest expense consists primarily of interest on our Notes. Interest expense decreased in fiscal 2009 compared to fiscal 2008 due to the repurchase of $63.1 million aggregate principal amount of our Convertible Notes in the first quarter of fiscal 2009. We anticipate an increase in interest expense in fiscal 2010 as a result of our adoption of Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). We will adopt FSP APB 14-1 in the first quarter of fiscal 2010, and it will result in an increase in non-cash interest expense.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Income tax expense (benefit) (dollars in thousands)	$2,340	$(5,666)	$8,006	(141.3)%
Percentage of Revenue	1.1%	(2.7)%

Income tax expense (benefit) was a $2.3 million expense in fiscal 2009, compared to an income tax benefit of $5.7 million in fiscal 2008. The change in the provision was due to combined non tax deductible goodwill impairment charges and investment losses of $44.3 million, partially offset by operating income of $6.0 million in fiscal 2009, compared to combined tax deductible goodwill and impairment charges of $14.3 million, a non tax deductible loss on investments of $3.7 million with an operating loss of $2.0 million in fiscal 2008. Our effective tax rate in fiscal 2009 was 6.1%, compared to an effective tax benefit rate of 28.0% in the prior year. The lower effective tax rate in fiscal 2009 was primarily attributable to the non-tax deductible nature of the goodwill impairment.

Fiscal Years Ended June 29, 2008 and July 1, 2007

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Net Revenue (dollars in thousands):
Wireline Products	$90,708	$93,908	$(3,200)	(3.4)%
Wireless/OEM Products	23,025	26,672	(3,647)	(13.7)
Global Services	15,408	14,627	781	5.3
Quality of Experience Assurance	1,666	501	1,165	232.5
Timing, Test and Measurement Division	77,245	72,672	4,573	6.3

Total Net Revenue	$208,052	$208,380	$(328)	(0.2)%
Percentage of Revenue	100.0%	100.0%

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

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Gross Profit (dollars in thousands):
Wireline Products	$47,041	$53,810	$(6,769)	(12.6)%
Wireless/OEM Products	6,199	7,157	(958)	(13.4)
Global Services	4,183	3,991	192	4.8
Quality of Experience Assurance Division	1,226	398	828	208.0
Timing, Test and Measurement Division	35,632	33,188	2,444	7.4
Other cost of sales	(9,635)	(3,542)	(6,093)	172.0

Total Gross Profit	$84,646	$95,002	$(10,356)	(10.9)%
Percentage of Revenue	40.7%	45.6%

Gross profit decreased $10.4 million or 10.9% during fiscal 2008 compared to the prior year. Gross profit for Wireline Products decreased by $6.8 million, or 12.6%. This decrease was higher than the revenue decrease of 3.4% and was primarily due to a less favorable sales mix and higher costs for warranty and excess and obsolete inventory write-offs. Gross profit for the Wireless/OEM Products decreased by $1.0 million, or 13.4%. This decrease was fairly consistent with the revenue decrease of 13.7% for the same period. Gross profit for Global Services increased $0.2 million or 4.8%, which was slightly below the 5.3% revenue increase in the prior year due to unfavorable sales mix for higher cost services. Gross profit for the Quality of Experience Assurance segment increased by $0.8 million, or 208.0%. This increase was consistent with the revenue increase. Gross profit for the Timing, Test and Measurement Division increased by $2.4 million or 7.4%. This increase was higher than the revenue increase of 6.3% and due primarily to lower manufacturing variances and period costs related to higher volume.

Other cost of sales increased $6.1 million or 172.0% primarily due to a $5.7 million charge for impairment of technology-related intangible assets for the Quality of Experience Assurance business segment. We also incurred higher costs for restructuring due to a reduction in workforce in our Puerto Rico manufacturing plant as a result of outsourcing production of some products to a subcontractor.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Research and development expense (dollars in thousands)	$27,887	$23,692	$4,195	17.7%
Percentage of Revenue	13.4%	11.4%

Research and development expenses increased by $4.2 million compared to fiscal 2007 of which $3.5 million was attributable to the full year impact of the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of the Quality of Experience Assurance segment, as well as the October 2, 2006 acquisition of Timing Solutions Corporation (“TSC”). Other increases related to spending for the implementation of a development facility in China as well as increases in salaries and consulting expenses.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Selling, general and administrative (dollars in thousands)	$65,693	$60,543	$5,150	8.5%
Percentage of Revenue	31.6%	29.1%

Selling, general and administrative expense increased by $5.2 million or 8.5% compared to fiscal 2007 which was primarily attributable to the $0.6 million expense increase for the January 2, 2007 acquisition of QoSmetrics S.A. and the formation of Quality of Experience Assurance, and $2.3 million of costs for the investigation of accounting issues and the restatement related to the raw material inventory accrual account, and severance related costs of $2.0 million. The remaining increase was due to salaries and benefits substantially offset by lower costs on bonus compensation.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Amortization of intangible assets (dollars in thousands)	$958	$792	$166	21.0%
Percentage of Revenue	0.5%	0.4%

Amortization of intangible assets increased in fiscal 2008 compared to fiscal 2007 due to the acquisitions of TSC and QoSmetrics S.A. that occurred in the second and third quarters of fiscal 2007, respectively.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Integration and restructuring charges (dollars in thousands)	$1,094	$549	$545	99.3%
Percentage of Revenue	0.5%	0.3%

Integration and restructuring charges increased $0.5 million for fiscal 2008 and related to the shutdown of the Austin, Texas engineering facility.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Impairment of goodwill (dollars in thousands)	$6,513	$—	$6,513	100.0%
Percentage of Revenue	3.1%	—%

Impairment of goodwill charges of $6.5 million in fiscal year 2008 were related to the Quality of Experience Assurance business segment impairment.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Impairment of intangible assets (dollars in thousands)	$2,104	$—	$2,104	100.0%
Percentage of Revenue	1.0%	—%

Impairment of intangible assets charges of $2.1 million in fiscal year 2008 were related to the Quality of Experience Assurance business segment impairment for non-technology intangible assets.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Gain on sale of asset (dollars in thousands)	$700	$—	$700	100.0%
Percentage of Revenue	0.3%	—%

Gain on sale of asset: In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Loss on short-term investments (dollars in thousands)	$(3,728)	$—	$(3,728)	100.0%
Percentage of Revenue	(1.8)%	—%

Loss on short-term investments: During fiscal 2008, we determined that a decline in the fair value of one of our short-term investments was other than temporary. As a result, we recognized a $3.2 million other-than temporary loss for fiscal 2008. In addition, we sold a short-term investment and realized a $0.5 million loss. See the “Liquidity and Capital Resources” section below for additional information regarding these losses and our determination of fair value at June 29, 2008.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Interest income (dollars in thousands)	$7,123	$9,231	$(2,108)	(22.8)%
Percentage of Revenue	3.4%	4.4%

Interest income decreased $2.1 million in fiscal 2008 compared to the prior year due to lower interest rates and lower cash and short term investment balances.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Interest expense (dollars in thousands)	$(4,747)	$(4,823)	$76	(1.6)%
Percentage of Revenue	(2.3)%	(2.3)%

Interest expense consists primarily of interest on our Notes and interest on our capital lease for our headquarters building in San Jose, California.

	Year ended		$ Change	% Change
	June 29, 2008	July 1, 2007
Income tax expense (benefit) (dollars in thousands)	$(5,666)	$7,588	$(13,254)	(174.7)%
Percentage of Revenue	(2.7)%	3.6%

Income tax expense (benefit) was a $5.7 million benefit in fiscal 2008, compared to an income tax provision of $7.6 million in fiscal 2007. The changes in the provision were due to a combined goodwill and intangible impairment charge of $14.3 million taken in the fourth quarter of fiscal 2008, a loss on investments of $3.7 million and an operating loss of $2.0 million in fiscal 2008 compared to operating income of $13.6 million in fiscal 2007. Our effective tax rate in fiscal 2008 was 28.0%, compared to an effective tax rate of 55.6% in the prior year. The higher effective tax rate in fiscal 2007 was attributable to a tax expense of $3.4 million related to the liquidations of QoSmetrics S.A. and QoSmetrics Inc.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog, contract revenue, headcount and deferred revenue. These metrics, which compare fiscal year 2009 with fiscal year 2008, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $46.9 million as of June 28, 2009, compared to $58.4 million as of June 29, 2008. The $11.5 million reduction in backlog between June 28, 2009 and June 29, 2008 was primarily due to the ramp up in supply capacity at the end of fiscal 2008 to meet pent-up demand for our new cable timing product. Our backlog, which is shippable within the next six months, was $42.1 million as of June 28, 2009, compared to $47.1 million as of June 29, 2008.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of June 28, 2009, we had approximately $6.4 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $9.5 million in contract revenue that was to be performed and recognized within the following 36 months as of June 29, 2008. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

As of June 28, 2009, working capital was $169.1 million, compared to $151.5 million as of June 29, 2008. Cash and cash equivalents as of June 28, 2009 decreased $70.4 million to $72.1 million from $142.4 million as of June 29, 2008. This decrease was primarily the result of the repayment of $63.1 million of our convertible notes and a shift from cash and cash equivalents to short-term investments. Short-term investments increased from $21.9 million as of June 29, 2008 to $40.7 million as of June 28, 2009.

Net cash provided by operating activities in fiscal 2009 was $21.7 million. The net cash provided by operating activities was driven by the net loss of $40.7 million, offset by non-cash charges of: $48.1 million for impairment of goodwill, $8.9 million of depreciation and amortization expenses, $3.3 million of stock-based compensation expense, $2.6 million of provisions for excess and obsolete inventories, $1.4 million for losses on short-term investments, $0.8 million for a loss on disposal of fixed assets, and a net $0.6 million for other non-cash adjustments to the net loss, for a total of $25.1 million of operating cash inflows. Requirements for working capital assets and liabilities drove cash usage in operations of approximately $3.4 million, comprised of a $5.4 million increase in accounts receivable, a $2.9 million increase in inventory, a $1.2 million increase in prepaids and other assets, and a $0.8 million reduction in accounts payable, partially offset by a $5.5 million increase in accrued compensation and a $1.3 million increase in other accrued liabilities. The $22.8 million net cash used for investing activities in fiscal 2009 was attributable to $26.4 million in purchases of short-term investments, partially offset by $7.3 million in maturities of short-term investments. The $69.1 million net cash used for financing activities was attributable to $62.5 million used to repay a portion of our convertible notes, $5.8 million used to repurchase common stock and $1.4 million used to repay long-term obligations.

Our total capital spending commitments outstanding as of June 28, 2009 were approximately $1.0 million. Days sales outstanding in accounts receivable was 64 days as of June 28, 2009, compared to 59 days as of June 29, 2008.

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

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, the market values of which had declined, were other than temporarily impaired. We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies. As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009. This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

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

Convertible Subordinated Notes

On June 8, 2005, we sold $120.0 million of Notes, which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

The Notes are convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•

Prior to June 15, 2023, if the common stock price for at least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 125% of the conversion price of the Notes in effect on that 30th trading day;

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

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ listing rule 5635(d). We may repurchase some or all of our remaining outstanding Notes in future periods prior to the maturity date. We may undertake such repurchases from time to time through privately negotiated or open market transactions or other available means.

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing the Notes. The notice stated that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violated certain provisions of the indenture. The acceleration letter declared that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, was immediately due and payable. This notice of acceleration related to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violated provisions of the indenture.

On June 17, 2008, we filed our Form 10-Q for the quarter ended December 30, 2007 and our Form 10-Q for the quarter ended March 30, 2008, as well as other filings related to our restatement of financial results for fiscal years and interim periods from June 30, 2002 to July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007.

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the Notes, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which included interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008.

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

In the first quarter of fiscal 2010, we will adopt FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). See “Recent Accounting Pronouncements” below for a discussion of the impact of FSP APB 14-1 on our consolidated financial statements.

Contractual Obligations

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under capital lease agreements or operating lease agreements. Due to excess capacity on several non-cancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liabilities for the remainder.

We incur purchase commitments during our normal course of business. As of June 28, 2009, our principal commitments totaled $23.6 million and related primarily to commitments to purchase inventory.

The following table summarizes our contractual cash obligations as of June 28, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Convertible subordinated notes	$56,880	$—	$56,880	$—	$—
Operating leases obligations(1)	27,384	3,967	7,755	8,176	7,486
Purchase obligations	23,647	22,058	1,589	—	—
Post-retirement benefits liabilities(2)	273	37	67	59	110
Lease loss accrual	2,483	759	868	471	385

Total	$110,667	$26,821	$67,159	$8,706	$7,981

(1)	Operating lease obligation is net of the lease loss accrual

(2)	Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FASB Staff Position SFAS No. 115-2/124-2. This adoption had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FSP FAS 157-4. This adoption had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FSP FAS 107-1/APB 28-1. This adoption had no material impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 on June 29, 2009. We are still in the process of assessing the impact of FSP APB 14-1 on our consolidated financial statements.

In April 2008, the FASB adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS 142-3 is effective for intangible assets acquired on or after June 29, 2009. We do not believe that FSP FAS 142-3 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) will become effective for us beginning June 29, 2009. We do not believe that SFAS No. 141(R) will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 28, 2009, we had short-term investments of $40.7 million. These investments are mainly in government agency and corporate debt securities that have maturity dates of greater than three months. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 28, 2009, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than 36 months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. The possibility exists that some of these issues may be downgraded as a result of disruptions in the credit market; however, we believe that we currently have the ability and currently intend to hold these investments until maturity, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

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

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the years ended June 28, 2009 and June 29, 2008. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Fiscal Year 2009
Net revenue	$55,898	$48,207	$56,370	$60,356
Gross profit	28,921	22,867	24,657	27,339
Operating Income (loss)	5,250	3,233	(46,118)	1,739
Income (loss) before income taxes and discontinued operations	4,258	2,286	(46,333)	1,458
Income (loss) from continuing operations	2,598	1,459	(46,663)	1,935
Net income (loss)	2,598	1,459	(46,663)	1,935
Basic earnings (loss) per share from continuing operations	0.06	0.03	(1.08)	0.04
Basic net earnings (loss) per share	0.06	0.03	(1.08)	0.04
Diluted earnings (loss) per share from continuing operations	0.06	0.03	(1.08)	0.04
Diluted net earnings (loss) per share	0.06	0.03	(1.08)	0.04
Fiscal Year 2008
Net revenue	$50,735	$48,843	$51,469	$57,005
Gross profit	21,900	21,796	21,970	18,980
Operating loss	(1,455)	(562)	(1,135)	(16,451)
Income (loss) before income taxes and discontinued operations	(440)	480	(1,691)	(18,604)
Income (loss) from continuing operations	(311)	201	(918)	(13,561)
Gain on discontinued operations	68	15	7	31
Net income (loss)	(243)	216	(911)	(13,530)
Basic earnings (loss) per share from continuing operations	(0.01)	—	(0.02)	(0.30)
Basic net earnings (loss) per share	(0.01)	—	(0.02)	(0.30)
Diluted earnings (loss) per share from continuing operations	(0.01)	—	(0.02)	(0.30)
Diluted net earnings (loss) per share	(0.01)	—	(0.02)	(0.30)

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15, Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom Inc. and subsidiaries as of June 28, 2009 and June 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, during fiscal 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

September 9, 2009

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 28, 2009	June 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$72,064	$142,419
Short-term investments	40,737	21,910
Accounts receivable, net of allowance for doubtful accounts of $361 in 2009 and $731 in 2008	42,389	36,682
Inventories, net.	38,566	38,273
Prepaids and other current assets	16,143	14,402

Total current assets	209,899	253,686
Property, plant and equipment, net	20,749	25,036
Goodwill	—	48,144
Other intangible assets, net	5,308	7,191
Deferred taxes and other assets	40,486	44,512

Total assets	$276,442	$378,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$8,116	$9,018
Accrued compensation.	19,093	13,582
Accrued warranty	3,737	3,801
Other accrued liabilities	9,810	11,233
Current maturities of long-term obligations	—	64,515

Total current liabilities.	40,756	102,149
Long-term obligations	62,248	59,855
Deferred income taxes	334	426

Total liabilities	103,338	162,430

Commitments and contingencies (Notes 11 and 13
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,442 shares issued and 43,556 outstanding in 2009; 49,395 shares issued and 44,925 outstanding in 2008	179,633	182,201
Accumulated other comprehensive income (loss)	144	(60)
Retained earnings (accumulated deficit)	(6,673)	33,998

Total stockholders’ equity	173,104	216,139

Total liabilities and stockholders’ equity	$276,442	$378,569

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net revenue	$220,831	$208,052	$208,380
Cost of products and services	111,707	113,771	109,837
Amortization of purchased technology	1,474	3,343	3,317
Impairment of intangible assets	—	5,658	—
Integration and restructuring charges	3,866	634	224

Total cost of sales	117,047	123,406	113,378

Gross profit	103,784	84,646	95,002
Operating expenses:
Research and development	26,429	27,887	23,692
Selling, general and administrative	58,856	65,693	60,543
Acquired in-process research and development	—	—	188
Amortization of intangible assets	411	958	792
Integration and restructuring charges	5,840	1,094	549
Impairment of goodwill	48,144	6,513	—
Impairment of intangible assets	—	2,104	—

Total operating expenses	139,680	104,249	85,764

Operating income (loss)	(35,896)	(19,603)	9,238
Gain on sale of asset .	—	700	—
Loss on repayment of convertible notes, net	(522)	—	—
Loss on short-term investments, net.	(1,368)	(3,728)	—
Interest income	1,807	7,123	9,231
Interest expense	(2,352)	(4,747)	(4,823)

Income (loss) before income taxes and discontinued operations	(38,331)	(20,255)	13,646
Income tax provision (benefit)	2,340	(5,666)	7,588

Income (loss) from continuing operations	(40,671)	(14,589)	6,058
Gain from discontinued operations, net of tax	—	121	242

Net income (loss)	$(40,671)	$(14,468)	$6,300

Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$(0.93)	$(0.33)	$0.13
Earnings from discontinued operations	—	—	0.01

Net earnings (loss)	$(0.93)	$(0.33)	$0.14

Weighted average shares outstanding—basic.	43,500	44,461	45,572

Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$(0.93)	$(0.33)	$0.13
Earnings from discontinued operations	—	—	0.01

Net earnings (loss)	$(0.93)	$(0.33)	$0.14

Weighted average shares outstanding—diluted	43,500	44,461	46,389

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings (accumulated deficit)	Total Stockholders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at July 2, 2006	45,743	$181,696	$263	$42,563	$224,522	$227

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	556	2,749	—	—	2,749	—
Restricted stock issued	725	—	—		—	—
Repurchase of common stock	(512)	(3,993)	—	—	(3,993)	—
Restricted stock canceled	(20)	—	—	—	—	—
Exercise of warrants, (net)	36	—	—	—	—	—
Stock option income tax benefit	—	225	—	—	225	—
Stock-based compensation	—	6,393	—	—	6,393	—
Comprehensive income:
Income from continuing operations	—	—	—	6,058	6,058	6,058
Gain from discontinued operations, net of tax of $167	—	—	—	242	242	242
Unrealized gain on short-term investments, net of taxes	—	—	124	—	124	124
Cumulative adjustments to foreign currency translation, net of taxes	—	—	16	—	16	16

Balance at July 1, 2007	46,528	$187,070	$403	$48,863	$236,336	$6,440

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	50	205	—	—	205	—
Restricted stock issued	510	—	—	—	—	—
Repurchase of common stock	(2,037)	(9,549)	—	—	(9,549)	—
Restricted stock canceled	(126)	—	—	—	—	—
Stock option income tax expense	—	(480)	—	—	(480)	—
Stock-based compensation.	—	4,955	—	—	4,955	—
Comprehensive income:
Loss from continuing operations	—	—	—	(14,589)	(14,589)	(14,589)
Gain from discontinued operations, net of tax of $71	—	—	—	121	121	121
Adjustment for FIN 48 adoption (See Note 10)	—	—	—	(397)	(397)
Unrealized loss on short-term investments, net of taxes	—	—	(338)	—	(338)	(338)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(125)	—	(125)	(125)

Balance at June 29, 2008	44,925	$182,201	$(60)	$33,998	$216,139	$(14,931)

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	151	595	—	—	595	—
Restricted stock issued	30	—	—	—	—	—
Repurchase of common stock	(1,416)	(5,785)	—	—	(5,785)	—
Restricted stock canceled	(134)	—	—	—	—	—
Stock option income tax expense	—	(670)	—	—	(670)	—
Stock-based compensation.	—	3,292	—	—	3,292	—
Comprehensive income:
Net loss	—	—	—	(40,671)	(40,671)	(40,671)
Unrealized gain on short-term investments, net of taxes	—	—	372	—	372	372
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(168)	—	(168)	(168)

Balance at June 28, 2009	43,556	$179,633	$144	$(6,673)	$173,104	$(40,467)

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income (loss)	$(40,671)	$(14,468)	$6,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangibles	48,144	14,275	—
Acquired in-process research and development	—	—	188
Depreciation and amortization	8,948	10,649	9,605
Deferred income taxes.	420	(6,567)	2,031
Loss on investments	1,368	3,728	—
Loss on repayment of convertible notes	522	—	—
Income tax expense related to QoSmetrics liquidations	—	—	3,110
Loss on disposal of fixed assets	786	180	10
Allowance for doubtful accounts	(328)	173	349
Provision for excess and obsolete inventory	2,619	3,393	1,466
Gain on sale of asset	—	(700)	—
Stock-based compensation	3,292	4,955	6,393
Stock option excess income tax benefit	—	(2)	(361)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,379)	513	(3,483)
Inventories	(2,912)	(2,709)	(8,041)
Prepaids and other assets.	(1,155)	1,267	(1,397)
Accounts payable	(780)	(3,715)	(835)
Accrued compensation	5,511	(570)	3,000
Other accrued liabilities	1,296	1,785	2,366

Net cash provided by operating activities	21,681	12,187	20,701

Cash flows from investing activities:
Acquisition and related costs, net of cash acquired	—	—	(23,385)
Purchase of intangible assets	—	(1,455)	(2,006)
Purchases of short-term investments	(26,371)	(25,945)	(225,368)
Maturities of short-term investments	7,262	137,349	193,603
Purchases of plant and equipment	(3,685)	(5,153)	(5,124)
Proceeds from note receivable from employee	—	500	—
Proceeds from sale of asset	—	700	—

Net cash provided by (used for) investing activities	(22,794)	105,996	(62,280)

Cash flows from financing activities:
Repayment of long-term obligations	(1,395)	(3,884)	(2,160)
Proceeds from issuance of common stock	595	205	2,749
Stock option excess income tax benefit	—	2	361
Repurchase of common stock	(5,785)	(9,549)	(3,993)
Repayment of convertible notes	(62,489)	—	—

Net cash used for financing activities	(69,074)	(13,226)	(3,043)

Effect of exchange rate changes in cash	(168)	(125)	16

Net increase (decrease) in cash and cash equivalents	(70,355)	104,832	(44,606)
Cash and cash equivalents at beginning of year	142,419	37,587	82,193

Cash and cash equivalents at end of year	$72,064	$142,419	$37,587

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$371	$(338)	$124
Plant and equipment purchases included in accounts payable	48	170	329
Cash payments for:
Interest	$2,125	$4,116	$4,266
Income taxes	1,008	1,829	1,812

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

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom,” “we,” “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2007 through 2009 were all 52-week fiscal years.

Reclassifications

Certain prior-year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period’s presentation. The Consolidated Statements of Cash Flows now includes non-cash charges for the allowance for doubtful accounts and provision for excess and obsolete inventory that were previously included in the changes in Accounts Receivable and Inventories, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include:

•	Valuation of business combinations

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory valuation

•	Accounting for income taxes

•	Valuation of short-term investments

•	Valuation of long-lived assets including goodwill and intangible assets

•	Stock based compensation

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Warranty accrual

•	Accruals for contingent liabilities (including restructuring charges)

Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments, except the deferred compensation assets, are classified as available-for-sale. During fiscal 2009, we reclassified the deferred compensation assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for the deferred compensation obligation. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in earnings, net of taxes.

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

During fiscal 2009, we recorded a loss of $1.4 million related to short-term investments. See Note 8 – Financial Instruments.

During the fourth quarter of fiscal 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. For fiscal 2009, the adoption of FSP FAS 115-2/124-2 did not have a material impact on our consolidated financial statements.

Fair Values of Financial Instruments

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable, and bonds payable, approximate their carrying amount.

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 28, 2009	June 29, 2008
	(In thousands)
Raw materials	$19,992	$16,753
Work-in-process	10,231	10,162
Finished goods	8,343	11,358

Inventories	$38,566	$38,273

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 -15 years, or life of lease, if shorter
Machinery, equipment and computer software	3 - 7 years

Property, plant and equipment consist of the following:

	June 28, 2009	June 29, 2008
	(In thousands)
Property, plant and equipment
Land	$200	$200
Buildings and improvements	15,898	16,968
Machinery and equipment	31,008	31,926
Computer software	10,447	9,198
Leasehold improvements	18,351	18,081

	75,904	76,373
Accumulated depreciation and amortization	(55,155)	(51,337)

	$20,749	$25,036

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 2, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Goodwill and Other Intangible Assets

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Our accounting policy is to perform impairment tests in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances, for each reporting unit using a discounted cash flow valuation method. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

As discussed in Note 9, in the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Based on the results

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our tests of impairment, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment. See Note 9 – Goodwill and Intangible Assets.

Long-lived Assets Including Other Intangible Assets Subject to Amortization

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value.

In the third quarter of fiscal 2009, because of the identification of goodwill impairment indicators (See above—Goodwill and Other Intangible Assets), we first reviewed our other intangible and long-lived assets for impairment and determined there was no impairment. See Note 9 – Goodwill and Intangible Assets.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its component. SFAS No. 130 requires companies to report comprehensive income that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

Accumulated other comprehensive income (loss), consists of the following:

	June 28, 2009	June 29, 2008	July 1, 2007
	(in thousands)
Foreign currency translation adjustments, net of taxes	$(31)	$137	$262
Unrealized gain (loss) on investments, net of taxes.	175	(197)	141

Total accumulated other comprehensive income (loss)	$144	$(60)	$403

Warranty

Our standard warranty agreement is one year from shipment. However, our warranty agreements are contract and component specific and can range to twenty years for selected components. We offer extended warranty contracts to our customers. The extended warranty is offered on products that are less than eight years old. The extended warranty contract is applicable for a maximum of nine years after the expiration of the standard one-year warranty. The revenue from extended warranty contracts is recognized ratably over the period of contract.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed. We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Foreign Currency Translation

The functional currency of each of our international subsidiaries in the United Kingdom and China is the U.S. dollar, while in Germany, it is the Euro.

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

In rare circumstances, our customers may request that certain transactions be on a bill and hold basis. For these transactions, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104.

We assess collectibility based on the creditworthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However,

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

Generally, product revenue is generated from the sale of synchronization and timing equipment with embedded software that is incidental to product functionality. For instances where embedded software is more than incidental to product functionality, we account for the transactions in accordance with the rules applicable to software revenue recognition. We commonly have transactions that involve sales of both product and services to our customers. Service revenue is recognized as the services are performed provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we defer an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense both when orders are received and shipped, at which times the commission is both earned and payable.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. A contract is determined to be substantially complete when the physical deliverables are completed, shipped and accepted. Unbilled receivables totaled $5.1 million as of June 28, 2009 compared to $3.9 million as of June 29, 2008. All of unbilled receivables as of June 28, 2009 are expected to be collected in fiscal 2010. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(40,671)	$(14,589)	$6,058
Gain from discontinued operations	—	121	242

Net income (loss)	$(40,671)	$(14,468)	$6,300

Shares (Denominator):
Weighted average common shares outstanding	44,167	45,512	46,208
Weighted average common shares outstanding subject to repurchase	(667)	(1,051)	(636)

Weighted average shares outstanding—basic	43,500	44,461	45,572
Weighted average dilutive share equivalents from stock options and warrants	—	—	609
Weighted average dilutive common shares subject to repurchase	—	—	208

Weighted average shares outstanding—diluted	43,500	44,461	46,389

Earnings per share—basic:
Earnings (loss) from continuing operations	$(0.93)	$(0.33)	$0.13
Earnings from discontinued operations	—	—	0.01

Net earnings (loss)	$(0.93)	$(0.33)	$0.14
Earnings per share—diluted:
Earnings (loss) from continuing operations	$(0.93)	$(0.33)	$0.13
Earnings from discontinued operations	—	—	0.01

Net earnings (loss)	$(0.93)	$(0.33)	$0.14

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Stock options and warrants	5,678	5,218	2,408
Common shares subject to repurchase	667	1,051	—

Total shares of common stock excluded from diluted net earnings (loss) per share calculation	6,345	6,269	2,408

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because our contingent convertible notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share for fiscal years 2009, 2008, and 2007.

Note 2—Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FASB Staff Position SFAS No. 115-2/124-2. This adoption had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FSP FAS 157-4. This adoption had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In the fourth quarter of fiscal 2009, we adopted FSP FAS 107-1/APB 28-1. This adoption had no material impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 on June 29, 2009. We are still in the process of assessing the impact of FSP APB 14-1 on our consolidated financial statements.

In April 2008, the FASB adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS 142-3 is effective for intangible assets acquired on or after June 29, 2009. We do not believe that FSP FAS 142-3 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) will become effective for us beginning June 29, 2009. We do not believe that SFAS No. 141(R) will have a material impact on our consolidated financial statements.

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions

During fiscal 2009 and fiscal 2008, there were no acquisitions qualifying as a business combination.

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

In the fourth quarter of fiscal 2008, we determined that the goodwill and intangibles relating to this acquisition were impaired, resulting in a combined impairment charge of $14.3 million for fiscal 2008. See Note 9 – Goodwill and Intangible Assets.

On October 2, 2006, we acquired Timing Solutions Corporation (TSC), a privately held company based in Boulder, Colorado that provided high-performance time and frequency products and services for government, aerospace and military markets. The total purchase price of approximately $8.6 million was paid in cash. The purchase price allocation resulted in an additional $2.0 million in goodwill and $4.5 million in intangibles assets.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of fiscal 2009, we determined that the entire balance of the Company’s goodwill, including goodwill related to this acquisition, was impaired, resulting in a goodwill impairment charge of $48.1 million for fiscal 2009. See Note 9 – Goodwill and Intangible Assets.

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

Note 5—Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 28, 2009	June 29, 2008
	(In thousands)
Other accrued liabilities:
Accrued expenses	$4,772	$9,171
Deferred revenue	3,464	2,179
Accrued lease loss	788	44
Income taxes payable	786	(161)

Total	$9,810	$11,233

Note 6—Warranties

Changes in our accrued warranty liability during fiscal 2009, 2008 and 2007 are as follows:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Beginning balance	$3,801	$3,374	$3,547
Provision for warranty for the year	2,869	3,446	2,351
Accruals related to changes in estimate	(15)	(39)	(51)
Less: Actual warranty costs	(2,918)	(2,980)	(2,473)

Ending balance	$3,737	$3,801	$3,374

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Lease Commitments

We lease certain other facilities and equipment under operating lease agreements. Rental expense charged to operations was $3.3 in 2009, $3.3 million in 2008 and $2.8 million in 2007. Future minimum lease payments as of June 29, 2008 are as follows:

Operating Lease
(In thousands)
For the fiscal year:
2010	$4,726
2011	4,382
2012	4,241
2013	4,326
2014	4,321
Thereafter	7,871

Total minimum lease payments	$29,867

Lease loss liabilities were recorded as a result of discontinuing operations and facility consolidations related to our restructuring activities. As of June 28, 2009 and June 29, 2008, the accrued lease loss liabilities were approximately $2.5 million and $0.1 million, respectively. The balances of accrued lease loss liabilities are included in Other Accrued Liabilities (See Note 5) and Long-Term Obligations (See Note 13).

The total of minimal rentals to be received in the future under non-cancelable subleases as of June 28, 2009 was $1.1 million.

Note 8—Financial Instruments

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 28, 2009:

	Balance as of June 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents: Bank deposits and money market funds	$72,064	$72,064	$—

Short-term investments:
Corporate debt securities	$19,854	$—	$19,854
Government agency securities	18,571	18,571	—
Mutual funds	2,312	1,570	742

Total short-term investments	40,737	20,141	20,596

Total financial assets	$112,801	$92,205	$20,596

Our valuation techniques used to measure the fair values of our money market funds, government securities and mutual funds were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of corporate debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

During fiscal 2009, we reclassified the deferred compensation assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for our deferred compensation obligations. As a result, all unrealized gains and losses related to the deferred compensation plan assets have been included in earnings for fiscal 2009 since conversion to trading securities.

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Cost Basis	Gross Unrealized Losses	Fair Value
	(In thousands)
June 28, 2009
Short-term investments	$92,270	$(273)	$91,997
Less amounts classified as cash equivalents	(53,572)	—	(53,572)
Deferred compensation plan assets	4,131	—	2,312

Total short-term investments	$42,829	$(273)	$40,737

June 29, 2008
Short-term investments	$152,934	$(201)	$152,733
Less amounts classified as cash equivalents	(134,250)	—	(134,250)
Deferred compensation plan assets	3,579	(152)	3,427

Total short-term investments	$22,263	$(353)	$21,910

The following table details Symmetricom’s available-for-sale and trading securities by type:

	June 28, 2009	June 29, 2008
	(In thousands)
Corporate securities	$19,854	$15,331
Government agency securities	18,571	—
Mutual funds	2,312	3,427
Other investments	—	3,152

	$40,737	$21,910

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

In the first quarter of fiscal 2009, we determined that three corporate debt instruments, the market values of which had declined, were other than temporarily impaired. We made this determination based on the uncertainty and volatility of the market, particularly since these debt instruments were related to financial institutions, the failure of several other large financial institutions and the continued downgrades from credit rating agencies. As a result of this assessment, we recognized a $0.6 million other than temporary loss in the first quarter of fiscal 2009. This amount was partially offset by the previously mentioned $0.1 million gain, resulting in net loss on short-term investments of $0.5 million for the first quarter of fiscal 2009.

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

During the fourth quarter of fiscal 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with an impaired debt security that management asserts it has no intent to sell, and it is more likely than not that management will not be required to sell the security before recovery of the security’s cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. For fiscal 2009, the adoption of FSP FAS 115-2/124-2 did not have a material impact on our consolidated financial statements.

Note 9—Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the years ended June 28, 2009 and June 29, 2008 are as follows for our reportable segments where applicable:

	Wireline	Quality of Experience Assurance	Timing, Test and Measurement	Total
	(In thousands)
Balances as of July 1, 2007	$27,917	$6,702	$20,087	$54,706

Final fair value adjustment	—	(189)	—	(189)
FIN 48 tax adjustment (see Note 10)	115	—	25	140
Impairment of goodwill	—	(6,513)	—	(6,513)

Balances as of June 29, 2008	$28,032	$—	$20,112	$48,144

Impairment of goodwill	(28,032)		(20,112)	(48,144)

Balances as of June 28, 2009	$—	$—	$—	$—

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on the results of our step one test, we determined that the fair values of the Wireline and Timing, Test and Measurement reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. As a result, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Wireline reporting segment and $20.1 million related to the Timing, Test and Measurement reporting segment.

Other Intangible Assets, net

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

Other intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 28, 2009 and June 29, 2008 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(19,380)	$4,977
Customer lists and trademarks	7,025	(4,811)	2,214

Total as of June 29, 2008	$31,382	$(24,191)	$7,191

Purchased technology	$24,357	$(20,861)	$3,496
Customer lists and trademarks	7,025	(5,213)	1,812

Total as of June 28, 2009	$31,382	$(26,074)	$5,308

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense is as follows:

(in thousands)
Fiscal year:
2010	$1,572
2011	1,307
2012	726
2013	502
2014	502
Thereafter	699

Total amortization	$5,308

Intangible asset amortization expense for fiscal 2009, 2008 and 2007 was approximately $1.9 million, $4.3 million, and $4.1 million, respectively.

Note 10—Income Taxes

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following:

	Year ended,
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$(39,331)	$(21,055)	$14,141
Foreign	1,000	800	(495)

Total	$(38,331)	$(20,255)	$13,646

Provision for income taxes:
Current:
Federal	$(460)	$(510)	$1,320
State	206	117	116
Puerto Rico	593	368	322
Foreign	667	210	2,820

Total	1,006	185	4,578

Deferred:
Federal	1,001	(5,315)	3,724
State	186	(669)	(839)
Puerto Rico	58	(15)	96
Foreign	89	148	29

Total	1,334	(5,851)	3,010

Total provision (benefit)	$2,340	$(5,666)	$7,588

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$2,340	$(5,666)	$7,588
Discontinued operations	—	63	167

Total provision (benefit)	$2,340	$(5,603)	$7,755

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended,
	June 28, 2009	June 29, 2008	July 1, 2007
Federal statutory income tax (benefit) expense rate	(35.0)%	(35.0)%	35.0%
Federal tax benefit of Puerto Rico operations	—	—	(2.5)
Puerto Rico taxes	1.7	1.7	3.1
State income taxes, net of federal benefit	0.8	(2.9)	(5.7)
Taxes on QoSmetrics liquidation	—	4.2	25.0
Capital losses not benefited	1.2	5.6	—
Goodwill	38.3	—	—
Other	(0.9)	(1.6)	0.7

Effective income tax rate	6.1%	(28.0)%	55.6%

The principal components of deferred tax assets and liabilities are as follows:

	June 28, 2009	June 29, 2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,344	$13,566
Tax credit carryforwards	14,871	13,926
Reserves and accruals	8,334	7,590
Depreciation and amortization	18,428	18,335

	51,977	53,417
Valuation allowance	(4,337)	(3,958)

Total deferred tax assets	47,640	49,459
Deferred tax liabilities—
Unremitted foreign earnings	334	427

Net deferred tax assets	$47,306	$49,032

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets are comprised of the following:

	June 28, 2009	June 29, 2008
	(In thousands)
Current assets	$8,334	$7,501
Non-current assets	39,306	41,958
Non-current liabilities	(334)	(427)

Net deferred tax assets	$47,306	$49,032

As of June 28, 2009, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $34.8 million which will expire in years 2023 through 2028. We had California regular net operating loss carryforwards of approximately $5.0 million which will expire in years 2013 through 2018.

Also, we had federal research and development tax credit carryforwards of approximately $7.0 million that will expire in the years 2010 through 2029, alternative minimum tax credit carryforwards of approximately $3.7 million that have no expiration date, and approximately $1.1 million of foreign tax credits that will expire in 2017 through 2019. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $3.8 million that have no expiration date.

We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 28, 2009, $2.5 million of the valuation allowance was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision. We have $0.2 million of the valuation allowance attributable to other potentially expiring tax credits. Also, $1.6 million of the valuation allowance was attributable to fiscal 2008 and fiscal 2009 short-term investment losses incurred which have a limited carryforward period.

On July 2, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which had the following impact on our financial statements: increased goodwill by $0.1 million, increased long-term liabilities by $1.1 million, decreased long-term assets (non-current deferred tax assets) by $4.1 million, decreased retained earnings by $0.4 million and decreased our income taxes payable by $4.7 million.

As of June 28, 2009, we had $14.3 million of unrecognized tax benefits, of which $12.1 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include material interest and penalties related to unrecognized tax benefits in income tax expense. As of June 29, 2008 and June 28, 2009, we had no accrued interest or penalties on our balance sheet.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

Amount
(in thousands)
Balance at June 29, 2008	$14.3
Additions based on tax position related to the current year	0.2
Additions for tax positions of prior years	0.1
Settlements	(0.3)

Balance at June 28, 2009	$14.3

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 2005 forward remain open to examination by major taxing jurisdictions in which we operate which include the United States, The State of California, Puerto Rico and Germany.

Note 11—Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of June 28, 2009, we had an accrual of $0.2 million for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of June 28, 2009, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures. Also, since March 2008, new product shipments to this customer include lead solder.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note, secured by a deed of trust for the officer’s personal residence. In fiscal 2008, the entire principal balance was repaid.

During fiscal 2008, we paid a total of $7,000 for consulting fees to certain directors of Symmetricom in addition to their regular director compensation for attendance at Board and Committee meetings.

In fiscal 2008, we sold products and services to Arris Group for a total of approximately $29,000. The CEO of Arris Group is a director of the Company.

Note 13—Long-Term Obligations

	June 28, 2009	June 29, 2008
	(In thousands)
Long-term obligations:
Convertible subordinated notes	$56,880	$120,000
Deferred revenue	2,125	1,297
Lease loss accrual, net	1,749	42
Lease accrual	966	706
Income tax	300	690
Post-retirement benefits	228	240
Capital lease	—	1,286
Conditional grant	—	109
Less—current maturities	—	(64,515)

Total	$62,248	$59,855

Convertible Subordinated Notes

On June 8, 2005, we sold $120.0 million of contingent convertible subordinated notes (the “Notes”), which mature on June 15, 2025 and bear interest at the rate of 3.25% per annum. Interest on the Notes is payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt. The Notes are structurally subordinated to all indebtedness and liabilities of our subsidiaries.

The Notes are convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•

Prior to June 15, 2023, if the common stock price for at least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 125% of the conversion price of the Notes in effect on that 30th trading day;

•	On or after June 15, 2023, at all times on or after any date on which the common stock price is more than 125% of the then current conversion price;

•

During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 95% of the average of the

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ listing rule 5635(d). We may repurchase some or all of our remaining outstanding Notes in future periods prior to the maturity date. We may undertake such repurchases from time to time through privately negotiated or open market transactions or other available means.

Convertible Subordinated Notes—Redemption

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing the Notes. The notice stated that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violated certain provisions of the indenture. The acceleration letter declared that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, was immediately due and payable. This notice of acceleration related to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (SEC) violated provisions of the indenture.

On June 17, 2008, we filed our Form 10-Q for the quarter ended December 30, 2007 and our Form 10-Q for the quarter ended March 30, 2008, as well as other filings related to our restatement of financial results for fiscal years and interim periods from June 30, 2002 to July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007.

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the Notes, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which included interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remains outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded an acceleration notice received by Symmetricom on May 7, 2008.

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of fiscal 2010, we will adopt Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). See the above section, “Recent Accounting Pronouncements,” for a discussion of the impact of FSP APB 14-1 on our consolidated financial statements.

Note 14—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds can be directly invested in shares of the Company’s common stock, at the election of each employee. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.7 million, $0.7 million and $0.5 million in fiscal 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2009, 2008, and 2007.

Note 15—Stockholders’ Equity

Stock Options and Awards

Symmetricom has equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of our common stock and restricted stock. One of these plans was amended in fiscal 2003 to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. All options have been granted at the fair market value of our common stock on the date of grant and generally vest over three years.

On October 31, 2008 at our annual meeting of shareholders, the shareholders approved an update to the 2006 Incentive Award Plan that included an additional 5.5 million shares for future issuance. For the year ended June 28, 2009, we granted non performance-based options to purchase 1.5 million shares of Symmetricom’s common stock, and awarded 30,000 shares of restricted stock. We did not grant any performance-based options during fiscal year 2009. Our right to repurchase restricted shares generally lapses over the same three-year term

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the vesting period applicable to the stock options. We received $0.6 million from the exercise of stock options during the year ended June 28, 2009.

In the second quarter of fiscal 2009 we changed the contractual life of future option grants from five years to seven years.

We recorded stock-based compensation expense of $3.3 million in fiscal 2009, $5.0 million in fiscal 2008, and $6.4 million in fiscal 2007, respectively. The estimated future annual forfeiture rate used to record stock-based compensation expense was 10.00%, 6.00%, and 3.00% for fiscal 2009, 2008 and 2007, respectively. At June 28, 2009, the total future compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans was approximately $2.4 million, net of estimated forfeitures of $ 0.8 million. This cost will be amortized on an accelerated basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Cost of sales	$630	$823	$1,034
Research and development	627	1,446	1,345
Selling, general and administrative	2,035	2,686	4,014

Total	$3,292	$4,955	$6,393

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details stock option and award activity for fiscal years 2009, 2008, and 2007:

	Shares Available For Grant	Non Performance- based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 2, 2006	1,317	4,399	$7.22	—	$—	184	$9.28
2006 Plan	3,700	—	—	—	—	—	—
Granted—options	(1,212)	1,212	8.18	—	—	—	—
Granted—performance-based options	(295)	—	—	295	8.53	—	—
Granted—restricted shares	(725)	—	—	—	—	725	7.74
Exercised	—	(556)	4.95	—	—	—	—
Vested	—	—	—	—	—	(45)	8.37
Canceled	158	(158)	9.05	—	—	(20)	8.59
Expired	(3)	—	—	—	—	—	—

Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$8.03
Granted—options	(1,050)	1,050	4.62	—	—	—	—
Granted—restricted shares	(510)	—	—	—	—	510	5.14
Exercised	—	(50)	4.14	—	—	—	—
Vested	—	—	—	—	—	(234)	8.11
Canceled	1,033	(933)	7.37	(100)	8.53	(126)	6.95
Expired	(230)	—	—	—	—	—	—

Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Update of 2006 Plan	5,500	—	—	—	—	—	—
Granted—options	(1,486)	1,486	4.58	—	—	—	—
Granted—restricted shares	(30)	—	—	—	—	30	3.80
Exercised	—	(151)	3.95	—	—	—	—
Vested	—	—	—	—	—	(350)	6.92
Canceled	1,079	(1,009)	6.88	(70)	8.53	(134)	6.84
Expired	(65)	—	—	—	—	—	—

Balances at June 28, 2009	7,181	5,290	$6.53	125	$8.53	540	$6.22

Stock Options

The total number of in-the-money options outstanding and exercisable as of June 28, 2009 was as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	6/28/2009 Closing Price	Intrinsic Value Per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)				(In thousands)
Outstanding at June 28, 2009	2,659	3.52	$4.54	$5.90	$1.36	$3,624

Exercisable at June 28, 2009	886	2.13	$4.62	$5.90	$1.28	$1,132

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of June 28, 2009, based on our common stock closing price of $5.90 on June 28, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 28, 2009, June 29, 2008 and July 1, 2007, the number of shares and weighted average exercise prices of exercisable options were 3.2 million at $7.49, 3.2 million at $7.47, and 2.8 million at $7.14, respectively.

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $0.2 million, $0.1 million and $1.9 million, respectively.

The weighted average grant-date fair value of options granted was $1.87 in 2009, $1.73 in 2008 and $3.00 in 2007. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2009, 2008 and 2007:

	Stock Option Plans
	2009	2008	2007
Expected life (in years)	3.8	3.7	3.2
Expected dividends	—	—	—
Risk-free interest rate	1.7%	3.6%	4.7%
Volatility	52.3%	44.9%	46.7%

Prior to July 3, 2005, we used our historical volatility as the basis to estimate expected volatility. In light of recent accounting guidance related to stock options, we re-evaluated the volatility assumptions used to estimate the value of employee stock options granted beginning in fiscal 2006. We determined that historical and implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility only.

Performance Awards

During fiscal 2007, we granted 0.3 million shares of performance stock options to certain employees. Of this amount, 0.2 million were cancelled due to employee terminations. The number of stock options that will ultimately vest depends on actual business performance measured against certain targets such as backlog, revenue, and profitability for specific areas of the Company’s business. Should any target be met, the options in the related performance tranche would vest immediately. As of June 28, 2009, none of the targets for the performance stock options outstanding were expected to be met, and all previously recorded compensation expense has been reversed. In the first quarter of fiscal 2010, the options were cancelled.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of June 28, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.6 million.

During fiscal 2009, we repurchased 1.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $5.4 million.

A further 0.1 million shares were repurchased by us in fiscal 2009 for an aggregate price of approximately $0.4 million to cover the cost of taxes on vested restricted stock.

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

•

Wireless/OEM (original equipment manufacturer) Products includes our OEM base station timing products that are designed to deliver stable timing to cellular/PCS base stations through a GPS receiver to capture cesium-based time signals produced by GPS satellites.

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

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Timing, Test and Measurement Division

The Timing, Test and Measurement Division products are precision time and frequency systems that are important to communications systems of wireline, wireless, satellite and computer network technologies for government, power utilities, aerospace, defense, and enterprise markets.

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands, except percentages)
Net revenue:
Telecom Solutions Division:
Wireline Products	$104,022	$90,708	$93,908
Wireless/OEM Products	18,265	23,025	26,672
Global Services	13,209	15,408	14,627
Quality of Experience Assurance Division	1,085	1,666	501
Timing, Test and Measurement Division	84,250	77,245	72,672

Total net revenue	$220,831	$208,052	$208,380

Cost of sales:
Telecom Solutions Division:
Wireline Products	$42,005	$43,667	$40,098
Wireless/OEM Products	14,032	16,826	19,515
Global Services	9,326	11,225	10,636
Quality of Experience Assurance Division	523	440	103
Timing, Test and Measurement Division	45,821	41,613	39,484
Other cost of sales*	5,340	9,635	3,542

Total cost of sales	$117,047	$123,406	$113,378

Gross profit:
Telecom Solutions Division:
Wireline Products	$62,017	$47,041	$53,810
Wireless/OEM Products	4,233	6,199	7,157
Global Services	3,883	4,183	3,991
Quality of Experience Assurance Division	562	1,226	398
Timing, Test and Measurement Division	38,429	35,632	33,188
Other cost of sales*	(5,340)	(9,635)	(3,542)

Total gross profit	$103,784	$84,646	$95,002

Gross margin:
Telecom Solutions Division:
Wireline Products	59.6%	51.9%	57.3%
Wireless/OEM Products	23.2%	26.9%	26.8%
Global Services	29.4%	27.1%	27.3%
Quality of Experience Assurance Division	51.8%	73.6%	79.4%
Timing, Test and Measurement Division	45.6%	46.1%	45.7%
Other cost of sales as percentage of total revenue*	(2.4)%	(4.6)%	(1.7)%
Total gross margin	47.0%	40.7%	45.6%

*	Includes amortization of purchased technology, impairment of intangible assets and applicable integration, and restructuring charges

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our export sales, based on the location of the customer, accounted for 36%, 33% and 29%, of our net revenue in fiscal 2009, 2008 and 2007, respectively. The geographical components of revenue are as follows:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
United States	64%	67%	71%
International:
Asia	10%	10%	9%
Europe	16%	12%	11%
Canada	4%	3%	4%
Latin America	4%	6%	3%
Rest of the world	2%	2%	2%

In fiscal 2009, we had no customers that accounted for 10% or more of our net revenue. In fiscal 2008, two customers each accounted for 10.8% of our net revenue, or revenues of $22.4 million and $22.5 million, respectively. The same two customers each accounted for 13.7% and 12.7% of our net revenue, or revenues of $28.5 million and $26.5 million, respectively in fiscal 2007.

Note 17—Integration and Restructuring Charges

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 28, 2009 and June 29, 2008:

	Balance at July 1, 2007	Expense Additions	Payments	Balance at June 29, 2008
	(in thousands)
Lease loss accrual (fiscal 2004)	$145	$—	$(59)	$86
All other integration and restructuring changes (fiscal 2004)	482	—	(183)	299
Austin facility shutdown (fiscal 2008)		794	(206)	588
All other integration and restructuring changes (fiscal 2008)	—	1,728	(1,728)	—

Total	$627	$2,522	$(2,176)	$973

	Balance at June 29, 2008	Expense Additions	Payments	Balance at June 28, 2009
	(in thousands)
Lease loss accrual (fiscal 2004)	$86	$377	$(247)	$216
All other integration and restructuring changes (fiscal 2004)	299	—	(118)	181
Austin facility shutdown (fiscal 2008)	588	1,051	(1,639)	—
Lease loss accrual (fiscal 2009)	—	2,449	(182)	2,267
Accelerated depreciation charges (fiscal 2009)	—	1,294	(1,294)	—
All other integration and restructuring changes (fiscal 2009)	—	4,535	(1,635)	2,900

Total	$973	$9,706	$(5,115)	$5,564

During the second half of fiscal 2009, we announced two restructuring plans to further streamline manufacturing operations and improve operational efficiencies. As part of our ongoing outsourcing and operational efficiency program, we eliminated approximately 130 positions, or about 14% of our total workforce. The reductions began in January 2009 and will be completed by the third quarter of fiscal 2010. We expect to incur restructuring charges of approximately $8.8 million in connection with the plans. Total restructuring charges are expected to include approximately $2.0 million in accelerated depreciation charges and

SYMMETRICOM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $6.8 million in one-time termination benefits and other restructuring related charges. Upon completion, we expect the restructuring and other actions to reduce our annual manufacturing and operating costs by approximately $9.5 million.

For fiscal 2009, we incurred total restructuring charges of $9.7 million. Total charges related to the two restructurings announced in fiscal 2009 were $5.7 million, including $1.2 million related to accelerated depreciation and $4.5 million in one-time termination benefits and other restructuring related charges. Additionally, in fiscal 2009, we incurred $2.4 million of integration and restructuring charges after determining that portions of three existing facilities would no longer be utilized. We are currently attempting to sublease them. The balance of the $2.3 million lease loss accrual for fiscal 2009 related to these facilities as of June 28, 2009 will be paid over the next seven years. During fiscal 2009, we incurred an additional $1.1 million of integration and restructuring charges related to the Austin facility shutdown. As of June 28, 2009, all activities related to this shutdown have been completed and no other integrated and restructuring charges are anticipated.

Over the next nine months, we expect to incur remaining integration and restructuring charges amounting to $3.1 million, including approximately $0.9 million in accelerated depreciation charges and approximately $2.2 million in one-time termination benefits and other restructuring related charges.

Note 18—Subsequent Events

We have evaluated subsequent events through September 9, 2009, the day our consolidated financial statements for the year ended June 28, 2009 were issued and concluded there are no additional adjustments to the consolidated financial statements or disclosures required.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of this period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2009 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 28, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our Internal Control Over Financial Reporting as of June 28, 2009 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 9, 2009.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2009 of the Company and our report dated September 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California

September 9, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders to be held on November 6, 2009 (the “Proxy Statement”).

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires a company’s directors, officers and beneficial owners of more than 10% of any class of equity securities of the company registered pursuant to Section 12 of the Exchange Act to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of Common Stock and other equity securities of Symmetricom registered pursuant to Section 12 of the Exchange Act. Information regarding Section 16 reporting compliance is contained in the section called “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Nominees,” “Election of Directors—Director Compensation,” “Executive Compensation and Related Information,” “Report of the Compensation Committee of the Board of Directors,” “Employment Contracts, Termination of Employment, Change-in-Control Arrangements” and “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the information under the caption “Other Information—Share Ownership by Principal Stockholders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors—The Board of Directors and its Committees” contained in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in “Ratification of Appointment of Independent Registered Public Accounting Firm of the Company” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

1.    Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended June 28, 2009, June 29, 2008 and July 1, 2007 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed January 9, 2002).

3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed February 9, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

4.2	Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from Exhibit 4.1 to the Registrant’s registration statement on Form 8-A (file no. 000-02287) filed August 9, 2001).

4.3	Indenture, dated as of June 8, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on the Form 8-K (file no. 000-02287) filed June 8, 2005).

4.4	Form of 3 1/4% Contingent Convertible Subordinated Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).

10.1#	1999 Director Stock Option Plan, as amended through December 28, 2005 and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.2#	Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 8, 2006).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

Exhibit No.	Description of Exhibits

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).
10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 17, 1996).

10.7	First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed November 22, 2005).

10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 15, 2001).

10.10#	Amended and Restated Employment and Executive Severance Agreement between the Registrant and Thomas W. Steipp dated October 30, 2008 (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.11#	Separation Agreement between the Registrant and Thomas W. Steipp dated June 26, 2009 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed June 29, 2009).

10.12#	Employment Offer Letter between the Registrant and Justin Spencer dated September 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed October 2, 2008).

10.13#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.14#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.15#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.16#	Form of Restricted Stock Award Agreement under Symmetricom, Inc. 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13, 2006).

10.24#	Amended and Restated 2006 Incentive Award Plan (incorporated by reference from the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed November 6, 2008) and forms of agreements thereunder (incorporated by reference from Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-155566) filed November 21, 2008).

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 28, 2009:
Accrued warranty expense	$3,801	$2,854	$2,918	$3,737
Allowance for doubtful accounts	$731	$(328)	$42	$361
Year ended June 29, 2008:
Accrued warranty expense	$3,374	$3,407	$2,980	$3,801
Allowance for doubtful accounts	$1,107	$173	$549	$731
Year ended July 1, 2007:
Accrued warranty expense	$3,547	$2,300	$2,473	$3,374
Allowance for doubtful accounts	$888	$349	$130	$1,107

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 9, 2009	By:	/S/ DAVID G. CÔTÉ
David G. Côté Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Côté and Justin Spencer, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ DAVID G. CÔTÉ David G. Côté	Chief Executive Officer (Principal Executive Officer) and Director	September 9, 2009

/S/ JUSTIN SPENCER Justin Spencer	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 9, 2009

/S/ ROBERT T. CLARKSON Robert T. Clarkson	Chairman of the Board	September 9, 2009

/S/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 9, 2009

/S/ JAMES CHIDDIX James Chiddix	Director	September 9, 2009

/S/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 9, 2009

/S/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 9, 2009

/S/ RICHARD W. OLIVER Richard W. Oliver	Director	September 9, 2009

/S/ RICHARD N. SNYDER Richard N. Snyder	Director	September 9, 2009

/S/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 9, 2009