Form 10-Q
period 2009-09-27
SYMMETRICOM INC
filed 2009-11-06
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 25, 2009
Common Stock	43,704,834

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 27, 2009	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$78,134	$72,064
Short-term investments	40,936	40,737
Accounts receivable, net of allowance for doubtful accounts of $382 and $361	34,337	42,389
Inventories, net	37,691	38,566
Prepaids and other current assets	16,002	16,143

Total current assets	207,100	209,899
Property, plant and equipment, net	21,136	20,749
Intangible assets, net	4,845	5,308
Deferred taxes and other assets	36,463	36,431

Total assets	$269,544	$272,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,085	$8,116
Accrued compensation	15,721	19,093
Accrued warranty	3,775	3,737
Other accrued liabilities	9,642	9,810

Total current liabilities	36,223	40,756
Long-term obligations	52,655	51,769
Deferred income taxes	334	334

Total liabilities	89,212	92,859

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,685 shares issued and 43,723 outstanding at September 27, 2009; 49,442 shares issued and 43,556 outstanding at June 28, 2009	200,791	200,152
Accumulated other comprehensive income	135	144
Accumulated deficit	(20,594)	(20,768)

Total stockholders’ equity	180,332	179,528

Total liabilities and stockholders’ equity	$269,544	$272,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
Net revenue	$52,474	$55,898
Cost of sales:
Cost of products and services	29,597	26,609
Amortization of purchased technology	368	368
Integration and restructuring charges	862	—

Total cost of sales	30,827	26,977

Gross profit	21,647	28,921
Operating expenses:
Research and development	6,334	7,304
Selling, general and administrative	13,660	15,679
Amortization of intangible assets	95	103
Integration and restructuring charges	476	585

Total operating expenses	20,565	23,671

Operating income	1,082	5,250
Loss on repayment of convertible notes, net	—	(5,623)
Loss on short-term investments, net	—	(473)
Interest income	461	768
Interest expense	(1,274)	(1,654)

Income (loss) before income taxes	269	(1,732)
Income tax provision (benefit)	95	(556)

Net income (loss)	$174	$(1,176)

Earnings (loss) per share:
Basic	$—	$(0.03)

Diluted	$—	$(0.03)

Weighted average shares outstanding:
Basic	43,177	43,964

Diluted	43,815	43,964

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income (loss)	$174	$(1,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,923	2,131
Non-cash interest on convertible bonds	769	922
Deferred income taxes	(10)	(974)
Loss on investments	—	473
Loss on repayment of convertible notes	—	5,623
Loss on disposals of fixed assets	—	415
Stock-based compensation	604	1,006
Allowance for doubtful accounts	27	—
Provision for excess and obsolete inventory	663	354
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,025	304
Inventories	212	(2,420)
Prepaids and other assets	219	(564)
Accounts payable	(1,154)	1,660
Accrued compensation	(3,372)	2,670
Other accrued liabilities	(13)	(2,005)

Net cash provided by operating activities	8,067	8,419

Cash flows from investing activities:
Purchases of short-term investments	(3,332)	(112)
Maturities of short-term investments	2,978	3,358
Purchases of property and equipment	(1,724)	(1,060)

Net cash provided by (used for) investing activities	(2,078)	2,186

Cash flows from financing activities:
Repayment of long-term obligations	—	(390)
Proceeds from issuance of common stock	500	103
Repurchase of common stock	(419)	(2,128)
Repayment of convertible notes	—	(62,489)

Net cash provided by (used for) financing activities	81	(64,904)

Effect of exchange rate changes on cash	—	(106)

Net increase (decrease) in cash and cash equivalents	6,070	(54,405)
Cash and cash equivalents at beginning of period	72,064	142,419

Cash and cash equivalents at end of period	$78,134	$88,014

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(9)	$104
Plant and equipment purchases included in accounts payable	171	139
Cash payments for:
Interest	$—	$255
Income taxes	542	96

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (US GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon judgments and available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The results of operations for the three months ended September 27, 2009 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 27, 2010.

The condensed consolidated balance sheet as of June 28, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Adoption of New Accounting Standard for Convertible Notes

The Financial Accounting Standards Board (FASB) issued authoritative guidance, which became effective for us June 29, 2009, on accounting for contingent convertible subordinated notes, which requires retrospective adoption to previously disclosed consolidated financial statements. As such, certain prior period amounts have been revised in the unaudited condensed consolidated financial statements to reflect the adoption of the standard for all periods presented. See Note 5 for a discussion of the impact of the implementation of this standard.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning June 28, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. In the event that early adoption is elected, we would be required to determine the relative selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard. We would also be required to apply the standard retrospectively to the beginning of the year and to the comparable prior period for disclosure purposes. We are currently evaluating the impact this new guidance may have on our condensed consolidated financial statements and whether we will adopt the standard early.

In June 2009, the FASB issued authoritative guidance codifying a single source of authoritative nongovernmental U.S. GAAP. This guidance does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us in the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our condensed consolidated financial statements, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Note 2. Financial Instruments

The following table presents our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Balance as of September 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents	$53,847	$53,847	$—
Government sponsored entities	21,544	21,544	—
Corporate debt securities	16,804	—	16,804
Mutual funds	2,588	1,885	703

Total financial assets	$94,783	$77,276	$17,507

Our valuation techniques used to measure the fair values of our money market funds, government sponsored entity securities, and mutual funds were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of corporate debt securities and certain mutual funds were derived from non-binding market consensus prices that are corroborated by observable market data.

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash equivalents or short-term investments as of September 27, 2009:

	Cost Basis	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments	$92,454	$(259)	$92,195
Less amounts classified as cash equivalents	(53,847)	—	(53,847)
Deferred compensation plan assets	2,618	—	2,588

Total short-term investments	$41,225	$—	$40,936

Note 3. Inventories

Components of inventories were as follows:

	September 27, 2009	June 28, 2009
	(In thousands)
Raw materials	$20,613	$19,992
Work-in-process	9,043	10,231
Finished goods	8,035	8,343

Inventories	$37,691	$38,566

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Intangible Assets

Intangible assets as of September 27, 2009 and June 28, 2009 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(20,861)	$3,496
Customer lists and trademarks	7,025	(5,213)	1,812

Total as of June 28, 2009	$31,382	$(26,074)	$5,308

Purchased technology	$24,357	$(21,230)	$3,127
Customer lists and trademarks	7,025	(5,307)	1,718

Total as of September 27, 2009	$31,382	$(26,537)	$4,845

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2010 (Remaining 9 months)	1,109
2011	1,307
2012	726
2013	502
2014	502
Thereafter	699

Total amortization	$4,845

Intangible asset amortization expense for the first three months of fiscal 2010 and 2009 was $0.5 million.

Note 5. Long-term Obligations

Long-term obligations consist of:

	September 27, 2009	June 28, 2009
	(In thousands)
Long-term obligations:
Convertible subordinated notes, net	$47,170	$46,401
Deferred revenue	2,028	2,125
Lease loss accrual, net	1,942	1,749
Rent accrual	995	966
Income tax	300	300
Post-retirement benefits	220	228

Total	$52,655	$51,769

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Also, on or after June 20, 2012, we may redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders may require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 or at any date in the event of certain change of control events related to us for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash.

We may from time to time repurchase or redeem all or a portion of the Notes, if necessary, to comply with NASDAQ listing rule 5635(d). We may repurchase some or all of our remaining outstanding Notes in future periods prior to the maturity date. We may undertake such repurchases from time to time through privately negotiated or open market transactions or other available means.

Convertible Subordinated Notes – Redemption- Fiscal 2009

On May 7, 2008, we received a notice of acceleration from the trustee under the indenture governing the Notes. The notice stated that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 violated certain provisions of the indenture. The acceleration letter declared that the principal amount outstanding under the Notes, together with any accrued and unpaid interest, and fees and expenses, was immediately due and payable. This notice of acceleration related to the trustee’s and certain bondholders’ previous notice received by the Company on or about March 3, 2008 stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended December 30, 2007 with the Securities and Exchange Commission (“SEC”) violated provisions of the indenture.

On June 17, 2008, we filed our Form 10-Q for the quarter ended December 30, 2007 and our Form 10-Q for the quarter ended March 30, 2008, as well as other filings related to our restatement of financial results for fiscal years and interim periods from June 30, 2002 to July 1, 2007 and for the first quarter of fiscal 2008 ended September 30, 2007.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

New Accounting for Convertible Subordinated Notes- Fiscal 2010

Effective June 29, 2009, we adopted new authoritative guidance on accounting for our contingent convertible subordinated notes. This guidance applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion and is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the liability component as of the issuance date. The fair value of the liability component of the Notes was valued using the average value of the bond portion using the following two valuation approaches:

•	Binomial Lattice Approach

•	Discounted Cash Flow Analysis

The key inputs used in the discounted cash flow analysis included the estimated non-convertible borrowing rate as of June 8, 2005 — the date the senior subordinated convertible notes were issued, the amount and timing of cash flows, and the expected life of seven years.

Based on this valuation analysis, we determined that the initial liability component of the Notes was valued at $77.0 million, with the equity component representing the residual amount of the Notes proceeds. As a result, for fiscal 2005, we retrospectively recorded $43.0 million as a component of equity and a corresponding debt discount as of the date of issuance, and a deferred tax liability of $15.9 million.

In addition, we allocated $0.9 million, net of tax, of the total issuance costs of $4.0 million to the equity component of the Notes and the remaining $2.6 million of the issuance costs remained classified as long-term other assets. The issuance costs were allocated pro rata based on the relative carrying amounts of the liability and equity components. The debt discount and the issuance costs allocated to the liability component are amortized using the effective interest method as additional interest expense over a seven-year period ending June 2012 at which point the Notes may be redeemed by the holders. The equity component of the issuance costs of $1.4 million is included in common stock as additional paid-in-capital.

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss on partial redemption of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

The adoption of this guidance had no impact on total operating, investing, or financing cash flows in the prior periods condensed consolidated statement of cash flows. Adjustments to our tax provision were also recorded to reflect the impact of the foregoing adjustments.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following financial statement line items as of June 28, 2009 and for the three-month period ended September 28, 2008 that were impacted by the adoption of this guidance are detailed in the tables below:

	As of June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Deferred taxes and other assets	$40,486	$(4,055)	$36,431
Total assets	276,442	(4,055)	272,387
Long-term obligations	62,248	(10,479)	51,769
Total liabilities	103,338	(10,479)	92,859
Common stock	179,633	20,519	200,152
Retained earnings (accumulated deficit)	(6,673)	(14,095)	(20,768)
Stockholders’ equity	173,104	6,424	179,528
Total liabilities and stockholders’ equity	276,442	(4,055)	272,387

	Three Months Ended September 28, 2008
	As Previously Reported	Adjustments	As Adjusted
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Loss on repayment of convertible notes, net	$(522)	$(5,101)	$(5,623)
Interest expense	(765)	(889)	(1,654)
Income before income taxes	4,258	(5,990)	(1,732)
Income tax provision	1,660	(2,216)	(556)
Net income (loss)	2,598	(3,774)	(1,176)

Earnings (loss) per share-basic:
Net earnings (loss)	$0.06		$(0.03)
Weighted average shares outstanding-basic	43,964		43,964

Earnings (loss) per share-diluted:
Net earnings (loss)	$0.06		$(0.03)
Weighted average shares outstanding-diluted	44,582		43,964

	Three Months Ended September 28, 2008
	As Previously Reported	Adjustments	As Adjusted
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net income (loss)	$2,598	$(3,774)	$(1,176)
Deferred income taxes	1,242	(2,216)	(974)
Non-cash interest expense	—	922	922
Loss on repayment of convertible notes	522	5,101	5,623
Prepaids and other assets	(531)	(33)	(564)
Net cash provided by operating activities	8,419	—	8,419

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 27, 2009 and June 28, 2009, the long-term debt and equity component (recorded in additional paid-in-capital, net of income tax) consisted of the following:

	September 27, 2009	June 28, 2009
	(In thousands)
Convertible subordinated notes:
Principal amount	$56,880	$56,880
Unamortized discount	(9,710)	(10,479)

Net carrying amount	$47,170	$46,401

Equity component, net of income tax	$21,421	$21,421

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended September 27, 2009, the total interest expense relating to our Notes was $1.2 million, including $0.4 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended September 28, 2008, the total interest expense relating to our Notes was $1.5 million, including $0.6 million related to the contractual interest coupon and $0.9 million related to amortization of the discount on the liability component.

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the three months ended September 27, 2009 is as follows:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 28, 2009	7,181	5,290	$6.53	125	$8.53	540	$6.22
Granted - options	(910)	910	5.25	—	—	—	—
Granted - restricted shares	(127)	—	—	—	—	127	5.25
Exercised	—	(117)	4.27	—	—	—	—
Vested	—	—	—	—	—	(223)	6.16
Cancelled	249	(124)	6.43	(125)	8.53	(1)	5.17
Expired	(84)	—	—	—	—	—	—

Balances at September 27, 2009	6,309	5,959	$6.48	—	$—	443	$6.22

In-the-money options outstanding, vested and expected to vest, and exercisable as of September 27, 2009 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	9/27/2009 Closing Price	Intrinsic Value Per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)				(In thousands)
Outstanding	3,282	4.49	$4.70	$5.28	$0.58	$1,904
Vested and expected to vest	2,765	4.41	$4.69	$5.28	$0.59	$1,631
Exercisable	910	2.94	$4.59	$5.28	$0.69	$628

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 27, 2009, based on our common stock closing price of $5.28 on September 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total intrinsic value of options exercised during the first quarter of fiscal 2010 was $0.2 million.

For the quarters ended September 27, 2009 and September 28, 2008, the weighted-average estimated fair value of options granted was $2.43 and $1.93 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three months ended September 27, 2009 and September 28, 2008 as follows:

	Three months ended
	September 27, 2009	September 28, 2008
Expected life (in years)	4.5	3.8
Risk-free interest rate	2.0%	2.6%
Volatility	54.8%	45.9%

We recorded stock-based compensation expense of $0.6 million and $1.0 million in the first quarter of fiscal 2010 and 2009, respectively. We calculated these stock-based compensation expenses using a net cumulative impact of 10.0% to estimate future annual forfeitures. At September 27, 2009, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $3.9 million, net of estimated forfeitures of $1.1 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Cost of sales	$210	$205
Research and development	200	329
Selling, general and administrative	194	472

Total	$604	$1,006

Stock Repurchases

No stock was repurchased in the first quarter of fiscal 2010 as part of the repurchase program. As of September 27, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.6 million.

A total of 76,010 shares were repurchased by us in the first quarter of fiscal 2010 for an aggregate price of approximately $0.4 million to cover the cost of withholding of personal income taxes on vested restricted stock.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Integration and Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at September 27, 2009 and June 28, 2009:

	Balance at June 28, 2009	Expense Additions	Payments and Non-cash Settlements	Balance at September 27, 2009
	(in thousands)
Lease loss accrual (fiscal 2004)	$216	$2	$(9)	$209
All other integration and restructuring charges (fiscal 2004)	181	—	(33)	148
Lease loss accrual (fiscal 2009)	2,267	24	(187)	2,104
Additional depreciation charges (fiscal 2009)	—	427	(427)	—
All other integration and restructuring charges (fiscal 2009)	2,900	633	(1,841)	1,692
Lease loss accrual (fiscal 2010)	—	252	—	252

Total	$5,564	$1,338	$(2,497)	$4,405

In the first quarter of fiscal 2010, we incurred $0.3 million of integration and restructuring charges after determining that a portion of an existing facility would no longer be utilized. The balance of this accrual will be paid over the next eight years. During the quarter, we entered into a sublease with a third party to utilize this portion of the existing facility for one year starting October 2009 with two separate three year renewal periods. We have reduced the lease loss accrual based upon the anticipated sublease income estimated by management to be reasonable.

Over the next nine months, we expect to incur remaining integration and restructuring charges amounting to $4.6 million, including approximately $3.0 million in lease loss and facility related charges, approximately $0.4 million in additional depreciation charges for assets with shorter economic lives and approximately $1.2 million in one-time termination benefits and other restructuring related charges.

Note 8. Comprehensive Income (Loss)

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

	Three Months Ended
	September 27,	September 28,
	2009	2008
	(in thousands)
Net income (loss)	$174	$(1,176)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1)	(106)
Unrealized gain on investments	(9)	104

Other comprehensive income (loss)	(10)	(2)

Total comprehensive income (loss)	$164	$(1,178)

Note 9. Net Income (Loss) Per Share

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$174	$(1,176)

Shares (Denominator):
Weighted average common shares outstanding	43,648	44,812
Weighted average common shares outstanding subject to repurchase	(471)	(848)

Weighted average shares outstanding—basic	43,177	43,964

Weighted average dilutive share equivalents from stock options	279	—
Weighted average dilutive common shares subject to repurchase	359	—

Weighted average shares outstanding— diluted	43,815	43,964

Net earnings (loss) per share—basic	$—	$(0.03)

Net earnings (loss) per share—diluted	$—	$(0.03)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Stock options	3,142	5,397
Common shares subject to repurchase	—	848

Total shares of common stock excluded from diluted net income (loss) per share calculation	3,142	6,245

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we obtained regulatory approval and then remediated an area where the solvents had been deposited on the ground. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as a request for indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and we have also taken steps to begin work on the Miller property. As of September 27, 2009, we had an accrual remaining of $0.1 million included in other accrued liabilities on the accompanying condensed consolidated balance sheets for remediation costs, appraisal fees and other ongoing monitoring costs.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of September 27, 2009, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

Other

Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/customer. The exposure to us under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. We believe the estimated fair value of these indemnification agreements is not material.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information on revenues, cost of sales, gross profit and gross margins for each of our business segments:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(Dollars in thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$22,511	$27,772
Wireless/OEM Products	5,645	6,952
Global Services	4,237	4,051
Quality of Experience Assurance Division	206	226
Timing, Test and Measurement Division	19,875	16,897

Total net revenue	$52,474	$55,898

Cost of sales:
Telecom Solutions Division:
Wireline Products	$9,600	$9,097
Wireless/OEM Products	5,194	5,078
Global Services	2,856	3,023
Quality of Experience Assurance Division	60	123
Timing, Test and Measurement Division	11,887	9,288
Other cost of sales*	1,230	368

Total cost of sales	$30,827	$26,977

Gross profit:
Telecom Solutions Division:
Wireline Products	$12,911	$18,675
Wireless/OEM Products	451	1,874
Global Services	1,381	1,028
Quality of Experience Assurance Division	146	103
Timing, Test and Measurement Division	7,988	7,609
Other cost of sales*	(1,230)	(368)

Total gross profit	$21,647	$28,921

Gross margin:
Telecom Solutions Division:
Wireline Products	57.4%	67.2%
Wireless/OEM Products	8.0%	27.0%
Global Services	32.6%	25.4%
Quality of Experience Assurance Division	70.9%	45.6%
Timing, Test and Measurement Division	40.2%	45.0%
Other cost of sales as a percentage of total revenue*	(2.3)%	(0.7)%
Total gross margin	41.3%	51.7%

*	Includes amortization of purchased technology and applicable integration, and restructuring charges.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Warranty

Warranty

Changes in our accrued warranty liability during the first three months of fiscal 2010 and 2009 were as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Beginning balance	$3,737	$3,801
Provision for warranty	619	528
Accruals related to change in estimate	(182)	(88)
Less: Actual warranty costs	(399)	(619)

Ending balance	$3,775	$3,622

Note 13. Subsequent Events

We have evaluated subsequent events through November 6, 2009, the day our consolidated financial statements for the quarter ended September 27, 2009 were issued and concluded there are no additional adjustments to the consolidated financial statements or disclosures required.

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

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability and quality of service for wireline, wireless and cable networks. We also provide end-to-end quality monitoring solutions for triple-play voice, data, and digital video. We sell our solutions to telecom and cable service providers, government agencies, enterprises, and research facilities. Symmetricom products are deployed in more than 90 countries. Our products include atomic frequency references, such as rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; video quality monitoring solutions and professional services.

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

New Accounting for Convertible Subordinated Notes- Fiscal 2010

Effective June 29, 2009, we adopted new authoritative guidance on accounting for our contingent convertible subordinated notes. This guidance applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion and is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the liability component as of the issuance date.

We determined that the initial liability component of the Notes was valued at $77.0 million, with the equity component representing the residual amount of the Notes proceeds. As a result, for fiscal 2005, we retrospectively recorded $43.0 million as a component of equity and a corresponding debt discount as of the date of issuance, and a deferred tax liability of $15.9 million.

In addition, we allocated $0.9 million, net of tax, of the total issuance costs of $4.0 million to the equity component of the Notes and the remaining $2.6 million of the issuance costs remained classified as long-term other assets. The issuance costs were allocated pro rata based on the relative carrying amounts of the liability and equity components. The debt discount and the issuance costs allocated to the liability component are amortized using the effective interest method as additional interest expense over a seven-year period ending June 2012 at which point the Notes may be redeemed by the holders. The equity component of the issuance costs of $1.4 million is included in common stock as additional paid-in-capital.

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss on partial redemption of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended September 27, 2009, the total interest expense relating to our Notes was $1.2 million, including $0.4 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended September 28, 2008, the total interest expense relating to our Notes was $1.5 million, including $0.6 million related to the contractual interest coupon and $0.9 million related to amortization of the discount on the liability component.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the adoption of Financial Accounting Standards Board (FASB) issued authoritative guidance on accounting for our contingent convertible subordinated notes (See Item 1 of Part I, Financial Statements — Note 1 — Basis of Presentation and Recently Issued Accounting Policies), we believe that there have been no significant changes during the three months ended September 27, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

If current economic conditions or the constrained credit environment continue, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 27, 2009 and September 28, 2008:

	Three Months Ended
	September 27, 2009	September 28, 2008
Net revenue
Telecom Solutions Division:
Wireline Products	42.8%	49.8%
Wireless/OEM Products	10.8%	12.4%
Global Services	8.1%	7.2%
Quality of Experience Assurance	0.4%	0.4%
Timing, Test and Measurement Division	37.9%	30.2%

Total net revenue	100.0%	100.0%

Cost of products and services	56.4%	47.6%
Amortization of purchased technology	0.7%	0.7%
Integration and restructuring charges	1.6%	—%

Gross profit	41.3%	51.7%
Operating expenses:
Research and development	12.1%	13.1%
Selling, general and administrative	26.0%	28.0%
Amortization of intangible assets	0.2%	0.2%
Integration and restructuring charges	0.9%	1.0%

Operating income	2.1%	9.4%
Loss on repayment of convertible notes, net	—%	(10.1)%
Loss on short-term investments, net	—%	(0.8)%
Interest income	0.9%	1.4%
Interest expense	(2.4)%	(3.0)%

Income (loss) before income taxes	0.5%	(3.1)%
Income tax provision (benefit)	0.2%	(1.0)%

Net income (loss)	0.3%	(2.1)%

Net Revenue:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Net Revenue (dollars in thousands):
Wireline Products	$22,511	$27,772	$(5,261)	(18.9)%
Wireless/OEM Products	5,645	6,952	(1,307)	(18.8)
Global Services	4,237	4,051	186	4.6
Quality of Experience Assurance	206	226	(20)	(8.8)
Timing, Test and Measurement Division	19,875	16,897	2,978	17.6

Total Net Revenue	$52,474	$55,898	$(3,424)	(6.1)%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2010, net revenue decreased $3.4 million, or 6.1%, compared to the corresponding quarter of fiscal 2009. Wireline revenue decreased $5.3 million, or 18.9%, compared to the same quarter for the prior year, due to a decline in sales of cable products. Wireless/OEM Products revenue decreased $1.3 million, or 18.8%, compared to the same quarter for the prior year, due primarily to a decline in legacy Code Division Multiple Access (CDMA) technology investments by wireless carriers. Revenue for Global Services and Quality of Experience Assurance Products was essentially flat in the first quarter of fiscal 2010 compared to the same quarter in the prior year. Timing, Test and Measurement Division revenue increased by $3.0 million, or 17.6%, compared to the same quarter for the prior year, due to higher international and government sales.

Gross Profit:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Gross Profit (dollars in thousands):
Wireline Products	$12,911	$18,675	$(5,764)	(30.9)%
Wireless/OEM Products	451	1,874	(1,423)	(75.9)
Global Services	1,381	1,028	353	34.3
Quality of Experience Assurance	146	103	43	41.7
Timing, Test and Measurement Division	7,988	7,609	379	5.0
Other cost of sales	(1,230)	(368)	(862)	234.2

Total Gross Profit	$21,647	$28,921	$(7,274)	(25.2)%
Percentage of Revenue	41.3%	51.7%

Gross profit in the first quarter of fiscal 2010 decreased by $7.3 million or 25.2% compared to the corresponding quarter of fiscal 2009. Gross profit for Wireline Products decreased by $5.8 million, or 30.9%, which is greater than the revenue decrease of 18.9%, due to a lower sales mix of higher margin cable products and higher period costs. Gross profit for Wireless/OEM Products decreased by $1.4 million, or 75.9%, which was greater than the revenue decrease of 18.8% for the same period, due to higher period costs and a sales mix towards lower margin products. Gross profit for Global Services increased $0.4 million, or 34.3%, which is greater than the revenue increase of 4.6% for the same period due primarily to staff reductions, resulting in lower services labor costs, implemented at the end of the fourth quarter of fiscal 2009. Gross profit for Quality of Experience Products, increased by $43,000, or 41.7%, due to lower manufacturing cost. Gross profit for the Timing, Test and Measurement Division increased by $0.4 million, or 5.0%, which is less than the revenue increase of 17.6%, primarily due to higher government sales, which have lower margins.

Other cost of sales increased $0.9 million or 234.2% due to restructuring costs related to certain manufacturing facilities space no longer providing future benefit and the increase in depreciation costs for the shorter estimated life of the respective assets. We expect that other cost of sales will increase in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010, due to increased restructuring costs primarily related to certain manufacturing facilities space no longer providing future benefit.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Research and development expense (dollars in thousands)	$6,334	$7,304	$(970)	(13.3)%
Percentage of Revenue	12.1%	13.1%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the first quarter of fiscal 2010 decreased $1.0 million, or 13.3%, compared to the same quarter of fiscal 2009 due primarily to lower headcount as a result of the January 2009 restructuring, lower incentive compensation-related expenses, and lower stock-based compensation costs. In terms of dollar amount, we expect that research and development expenses in the second quarter of fiscal 2010 will be consistent with the first quarter of fiscal 2010.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Selling, general and administrative (dollars in thousands)	$13,660	$15,679	$(2,019)	(12.9)%
Percentage of Revenue	26.0%	28.0%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by 12.9% or $2.0 million, to $13.7 million for the first quarter of fiscal 2010, compared to $15.7 million for the corresponding quarter of fiscal 2009. The decrease in expenses consisted primarily of a $1.6 million reduction in compensation-related expenses including stock-based compensation and incentive compensation related expenses, and lower depreciation and commission expenses. In terms of dollar amount, we expect that selling, general and administrative expenses in the second quarter of fiscal 2010 will be consistent with the first quarter of fiscal 2010.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Amortization of intangible assets (dollars in thousands)	$95	$103	$(8)	(7.8)%
Percentage of Revenue	0.2%	0.2%

Amortization of intangibles decreased in the first quarter of fiscal 2010 compared to the corresponding period of fiscal 2009 due to certain assets becoming fully amortized during the first quarter of fiscal 2010.

Integration and restructuring charges:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Integration and restructuring charges (dollars in thousands)	$476	$585	$(109)	(18.6)%
Percentage of Revenue	0.9%	1.0%

Integration and restructuring charges decreased in the first three months of fiscal 2010 compared to the corresponding period of fiscal 2009 due the higher costs in the first quarter of fiscal 2009 related to the shutdown of the Austin, Texas engineering facility. We anticipate that integration and restructuring charges will decrease in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.

Loss on repayment of convertible notes, net:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Loss on repayment of converible notes, net (dollars in thousands)	$—	$(5,623)	$5,623	(100.0)%
Percentage of Revenue	—%	(10.1)%

In the first quarter of fiscal 2009 we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million mostly related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009.

Loss on short-term investments, net:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Loss on short-term investments, net (dollars in thousands)	$—	$(473)	$473	(100.0)%
Percentage of Revenue	—%	(0.8)%

The $0.5 million net loss on short-term investments recognized in the first quarter of fiscal 2009 is attributable to an “other than temporary” loss of $0.6 million partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an “other than temporary” loss in fiscal 2008.

Interest income:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Interest income (dollars in thousands)	$461	$768	$(307)	(40.0)%
Percentage of Revenue	0.9%	1.4%

Interest income decreased $0.3 million in the first quarter of fiscal 2010 compared to the same period in the prior year due to lower invested balances and lower interest rates.

Interest expense:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Interest expense (dollars in thousands)	$(1,274)	$(1,654)	$380	(23.0)%
Percentage of Revenue	(2.4)%	(3.0)%

Interest expense decreased $0.4 million in the first quarter of fiscal 2010 compared to the same period in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009. Further, in the first quarter of fiscal 2010 we adopted FASB issued authoritative guidance on accounting for our contingent convertible subordinated notes. As a result of this adoption, interest expense includes non-cash interest costs of $0.8 million and $0.9 million in the first three months of fiscal 2010 and fiscal 2009, respectively.

Income taxes:

	Three Months Ended		$ Change	% Change
	September 27, 2009	September 28, 2008
Income tax expense (dollars in thousands)	$95	$(556)	$651	(117.1)%
Percentage of Revenue	0.2%	(1.0)%

Our income tax provision was $0.1 million in the first quarter of fiscal 2010, compared to a $0.6 million benefit in the corresponding quarter of fiscal 2009. Our effective tax rate in the first quarter of fiscal 2010 was 35.2%, compared to an effective tax rate of 32.1% in the corresponding period of fiscal 2009.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the first quarter of fiscal 2010 with the end of fiscal 2009 is discussed below:

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

Our backlog amounted to $50.3 million as of September 27, 2009, compared to $46.9 million as of June 28, 2009. Our backlog, which is shippable within the next six months, was $42.8 million as of September 27, 2009, compared to $42.1 million as of June 28, 2009.

Contract Revenue:

As of September 27, 2009, we had approximately $7.1 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.4 million in contract revenue that was to be performed and recognized within 36 months following June 29, 2009. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of September 27, 2009, working capital was $170.9 million compared to $169.1 million as of June 28, 2009. Cash and cash equivalents as of September 27, 2009 increased to $78.1 million from $72.1 million as of June 28, 2009. Short-term investments increased slightly from $40.7 million as of June 28, 2009 to $40.9 million as of September 27, 2009.

Net cash provided by operating activities in the first quarter of fiscal 2010 was $8.1 million. The net cash provided by operating activities was driven by the net income of $0.2 million and non-cash charges of: $1.9 million of depreciation and amortization expenses, $0.8 million in non-cash interest expense, $0.6 million of stock-based compensation expense, $0.6 million of provisions for excess and obsolete inventories, and a net $0.3 million for other non-cash adjustments to net income, for a total of $4.4 million of operating cash inflows. Changes in working capital assets and liabilities drove cash flow in operations of approximately $3.6 million, comprised of an $8.0 million decrease in accounts receivable, partially offset by a $3.4 million decrease in accrued compensation and a $1.2 million reduction in accounts payable. The $2.1 million net cash used for investing activities in the first quarter of fiscal 2010 was attributable to $3.3 million in purchases of short-term investments and $1.7 million in purchased of property and equipment, partially offset by $3.0 million in maturities of short-term investments.

Our days sales outstanding in accounts receivable was 60 days as of September 27, 2009, compared to 64 days as of June 28, 2009.

Contingencies

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning June 28, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. In the event that early adoption is elected, we would be required to determine the relative selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard. We would also be required to apply the standard retrospectively to the beginning of the year and to the comparable prior period for disclosure purposes. We are currently evaluating the impact this new guidance may have on our condensed consolidated financial statements and whether we will adopt the standard early.

In June 2009, the FASB issued authoritative guidance codifying a single source of authoritative nongovernmental U.S. GAAP. This guidance does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us in the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our condensed consolidated financial statements, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of September 27, 2009, we had cash and cash equivalents of $78.1 million and short-term investments of $40.9 million. Currently our short-term investment portfolio consists mainly of government sponsored entity and corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to these debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of September 27, 2009, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of September 27, 2009, a hypothetical 10% adverse change in British Pounds or Euro against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 27, 2009 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 28, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) The following table provides monthly detail regarding our share repurchases during the three months ended September 27, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2009 through July 26, 2009	13,347	$5.85	—	1,570,870
July 27, 2009 through August 23, 2009	62,663	$5.45	—	1,570,870
August 24, 2009 through September 27, 2009	—	$—	—	1,570,870

Total	76,010	$5.52	—

No stock was repurchased in the first quarter of fiscal 2010 as part of the repurchase program. As of September 27, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.6 million.

A total of 76,010 shares were repurchased by us in the first quarter of fiscal 2010 for an aggregate price of approximately $0.4 million to cover the cost of withholding of personal income taxes on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Paul Chermak, Executive Vice President Global Sales & Support of Symmetricom, Inc., informed us on November 3, 2009 of his intention to retire. Mr. Chermak is expected to leave the Company on November 13, 2009.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Employment Offer Letter, dated as of July 17, 2009, by and between Symmetricom, Inc. and David G. Côté (incorporated by reference from Exhibit 10.1 to Symmetricom’s Current Report on Form 8-K (file no. 000-02287) filed on July 27, 2009).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: November 6, 2009	By:	/s/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

DATE: November 6, 2009	By:	/s/ JUSTIN SPENCER
Justin Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)