Form 10-Q
period 2009-12-27
SYMMETRICOM INC
filed 2010-02-05
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 24, 2010
Common Stock	43,586,844

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 27, 2009	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$42,076	$72,064
Short-term investments	78,718	40,737
Accounts receivable, net of allowance for doubtful accounts of $359 and $361	37,305	42,389
Inventories, net	38,242	38,566
Prepaids and other current assets	15,731	16,143
Assets held for sale	613	—

Total current assets	212,685	209,899
Property, plant and equipment, net	22,707	20,749
Intangible assets, net	4,414	5,308
Deferred taxes and other assets	35,988	36,431

Total assets	$275,794	$272,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,521	$8,116
Accrued compensation	15,927	19,093
Accrued warranty	3,648	3,737
Other accrued liabilities	12,482	9,810
Liabilities related to assets held for sale	439	—

Total current liabilities	40,017	40,756
Long-term obligations	53,169	51,769
Deferred income taxes	334	334

Total liabilities	93,520	92,859

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,643 shares issued and 43,586 outstanding at December 27, 2009; 49,442 shares issued and 43,556 outstanding at June 28, 2009	201,479	200,152
Accumulated other comprehensive income (loss)	(110)	144
Accumulated deficit	(19,095)	(20,768)

Total stockholders’ equity	182,274	179,528

Total liabilities and stockholders’ equity	$275,794	$272,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net revenue	$56,862	$47,646	$109,130	$103,318
Cost of sales:
Cost of products and services	30,884	24,835	60,421	51,321
Amortization of purchased technology	368	369	736	737
Restructuring charges	931	—	1,793	—

Total cost of sales	32,183	25,204	62,950	52,058

Gross profit	24,679	22,442	46,180	51,260
Operating expenses:
Research and development	6,113	5,830	11,827	11,897
Selling, general and administrative	14,259	12,836	27,798	28,094
Amortization of intangible assets	62	103	157	206
Restructuring charges	535	252	1,011	837

Total operating expenses	20,969	19,021	40,793	41,034

Operating income	3,710	3,421	5,387	10,226
Loss on repayment of convertible notes, net	—	—	—	(5,623)
Loss on short-term investments, net	—	(895)	—	(1,368)
Interest income	505	491	966	1,259
Interest expense	(1,270)	(1,205)	(2,544)	(2,859)

Income from continuing operations before taxes	2,945	1,812	3,809	1,635
Income tax provision	1,055	658	1,370	699

Income from continuing operations	1,890	1,154	2,439	936
Loss from discontinued operations, net of tax	(391)	(112)	(766)	(1,070)

Net income (loss)	$1,499	$1,042	$1,673	$(134)

Earnings (loss) per share—basic:
Income from continuing operations	$0.04	$0.02	$0.06	$0.02
Loss from discontinued operations	(0.01)	—	(0.02)	(0.02)

Net income	$0.03	$0.02	$0.04	$—

Weighted average shares outstanding—basic	43,313	43,684	43,245	43,824

Earnings (loss) per share—diluted:
Income from continuing operations	$0.04	$0.02	$0.06	$0.02
Loss from discontinued operations	(0.01)	—	(0.02)	(0.02)

Net income	$0.03	$0.02	$0.04	$—

Weighted average shares outstanding—diluted	43,708	44,139	43,771	43,824

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net income (loss)	$1,673	$(134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,903	4,154
Non-cash interest on convertible bonds	1,534	1,608
Deferred income taxes	1,101	(1,082)
Loss on investments	—	1,368
Loss on repayment of convertible notes	—	5,623
Loss on disposals of fixed assets	—	506
Stock-based compensation	1,794	1,420
Allowance for doubtful accounts	27	(371)
Provision for excess and obsolete inventory	1,029	688
Changes in assets and liabilities:
Accounts receivable	4,680	750
Inventories	(864)	(6,115)
Prepaids and other assets	479	(959)
Accounts payable	(798)	1,016
Accrued compensation	(2,961)	874
Other accrued liabilities	2,163	(1,633)

Net cash provided by operating activities	13,760	7,713

Cash flows from investing activities:
Purchases of short-term investments	(43,452)	(220)
Maturities of short-term investments	5,006	3,522
Purchases of property and equipment	(4,841)	(1,965)

Net cash provided by (used for) investing activities	(43,287)	1,337

Cash flows from financing activities:
Repayment of long-term obligations	—	(800)
Proceeds from issuance of common stock	549	211
Repurchase of common stock	(885)	(4,090)
Repayment of convertible notes	—	(62,489)

Net cash used for financing activities	(336)	(67,168)

Effect of exchange rate changes on cash	(125)	56

Net decrease in cash and cash equivalents	(29,988)	(58,062)
Cash and cash equivalents at beginning of period	72,064	142,419

Cash and cash equivalents at end of period	$42,076	$84,357

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(129)	$112
Property and equipment purchases included in accounts payable	251	67
Cash payments for:
Interest	$924	$1,193
Income taxes	661	531

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon judgments and available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The results of operations for the three and six months ended December 27, 2009 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 27, 2010.

The condensed consolidated balance sheet as of June 28, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Assets Held for Sale and Discontinued Operations

During the second quarter of fiscal 2010, we decided to sell our Quality of Experience Assurance (QoE) business. QoE was a reportable segment of our Telecom Solutions Division (TSD). As of the end of the second quarter of fiscal 2010, we were in negotiations with a prospective buyer, and we currently expect this transaction to close during the second half of fiscal 2010. Accordingly, we have classified the assets and liabilities of QoE as held for sale on the condensed consolidated balance sheet as at December 27, 2009, and its results of operations have been excluded from continuing operations in the condensed consolidated statements of operations.

Revenue and loss before income taxes related to discontinued operations were as follows:

	Three Months Ended		Six months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(In thousands)
Revenue	$416	$561	$622	$787
Loss before income taxes	$(597)	$(188)	$(1,193)	$(1,743)

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The major classes of assets and liabilities classified as held for sale are as follows:

December 27, 2009
(In thousands)
Assets:
Account receivable, net	$377
Inventory, net	159
Property, plant and equipment, net	77

Total assets	$613

Liabilities:
Accrued compensation	$205
Other accrued liabilities	234

Total liabilities	$439

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning June 28, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. At the time of adoption we would be required to determine the relative selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard. We would also be required to apply the standard retrospectively to the beginning of the year and to the comparable prior period for disclosure purposes. We are currently evaluating the impact this new guidance may have on our condensed consolidated financial statements and whether we will adopt the standard early.

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

	Balance as of December 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents	$13,243	$13,243	$—
Government sponsored entities	32,433	32,433	—
Corporate debt securities	43,211	—	43,211
Mutual funds	3,074	2,345	729

Total financial assets	$91,961	$48,021	$43,940

The fair values of our money market funds, government sponsored entity securities, and certain mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and certain mutual funds were derived from non-binding market consensus prices that are corroborated by observable market data.

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments as of December 27, 2009:

	Cost Basis	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments	$88,955	$(68)	$88,887
Less amounts classified as cash equivalents	(13,243)	—	(13,243)
Deferred compensation plan assets	2,852	—	3,074

Total short-term investments	$78,564	$(68)	$78,718

Note 3. Inventories

Components of inventories were as follows:

	December 27, 2009	June 28, 2009
	(In thousands)
Raw materials	$20,281	$19,992
Work-in-process	9,797	10,231
Finished goods	8,164	8,343

Inventories	$38,242	$38,566

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Intangible Assets

Intangible assets as of December 27, 2009 and June 28, 2009 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(In thousands)
Purchased technology	$24,357	$(20,861)	$3,496
Customer lists and trademarks	7,025	(5,213)	1,812

Total as of June 28, 2009	$31,382	$(26,074)	$5,308

Purchased technology	$24,357	$(21,601)	$2,756
Customer lists and trademarks	7,025	(5,367)	1,658

Total as of December 27, 2009	$31,382	$(26,968)	$4,414

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2010 (Remaining 6 months)	$678
2011	1,307
2012	726
2013	502
2014	502
Thereafter	699

Total amortization	$4,414

Intangible asset amortization expense for the second quarter of fiscal 2010 and 2009 was $0.4 million and $0.5 million, respectively. Intangible asset amortization expense for the first six months of fiscal 2010 and 2009 was $0.9 million.

Note 5. Long-term Obligations

Long-term obligations consist of:

	December 27, 2009	June 28, 2009
	(In thousands)
Long-term obligations:
Convertible subordinated notes, net	$47,935	$46,401
Deferred revenue	1,967	2,125
Lease loss accrual, net	1,730	1,749
Rent accrual	1,024	966
Income tax	300	300
Post-retirement benefits	213	228

Total	$53,169	$51,769

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

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

The adoption of this guidance had no impact on total operating, investing, or financing cash flows in the prior periods’ condensed consolidated statements of cash flows. Adjustments to our tax provision were also recorded to reflect the impact of the foregoing adjustments.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following financial statement line items as of June 28, 2009 and for the three-month and six-month periods ended December 28, 2008 that were impacted by the adoption of this guidance are detailed in the tables below:

	As of June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
Consolidated Balance Sheet Data:	(in thousands)
Deferred taxes and other assets	$40,486	$(4,055)	$36,431
Total assets	276,442	(4,055)	272,387
Long-term obligations	62,248	(10,479)	51,769
Total liabilities	103,338	(10,479)	92,859
Common stock	179,633	20,519	200,152
Accumulated deficit	(6,673)	(14,095)	(20,768)
Stockholders’ equity	173,104	6,424	179,528
Total liabilities and stockholders’ equity	276,442	(4,055)	272,387

	Three Months Ended December 28, 2008			Six Months Ended December 28, 2008
	As Previously Reported (1)	Adjustments	As Adjusted	As Previously Reported (1)	Adjustments	As Adjusted
Consolidated Statement of Operations Data:	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Loss on repayment of convertible notes, net	$—	$—	$—	$(522)	$(5,101)	$(5,623)
Interest expense	(543)	(662)	(1,205)	(1,308)	(1,551)	(2,859)
Income from continuing operations before taxes	2,474	(662)	1,812	8,287	(6,652)	1,635
Income tax provision	903	(245)	658	3,160	(2,461)	699
Income from continuing operations	1,571	(417)	1,154	5,127	(4,191)	936
Net income (loss)	1,459	(417)	1,042	4,057	(4,191)	(134)
Earnings per share-basic:
Income from continuing operations	$0.04		$0.02	$0.11		$0.02
Net income	$0.03		$0.02	$0.09		$—
Weighted average shares outstanding-basic	43,684		43,684	43,824		43,824
Earnings per share-diluted:
Income from continuing operations	$0.04		$0.02	$0.11		$0.02
Net income	$0.03		$0.02	$0.09		$—
Weighted average shares outstanding-diluted	44,139		44,139	44,379		43,824

(1) Adjusted for the impact of discontinued operations. See Note 1.

	Six Months Ended December 28, 2008
	As Previously Reported	Adjustments	As Adjusted
Consolidated Statement of Cash Flows Data:	(In thousands)
Net income (loss)	$4,057	$(4,191)	$(134)
Deferred income taxes	1,379	(2,461)	(1,082)
Non-cash interest expense	—	1,608	1,608
Loss on repayment of convertible notes	522	5,101	5,623
Prepaids and other assets	(901)	(58)	(959)
Net cash provided by operating activities	7,713	—	7,713

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 27, 2009 and June 28, 2009, the long-term debt and equity component (recorded in additional paid-in-capital, net of income tax) consisted of the following:

	December 27, 2009	June 28, 2009
	(In thousands)
Convertible subordinated notes:
Principal amount	$56,880	$56,880
Unamortized discount	(8,945)	(10,479)

Net carrying amount	$47,935	$46,401

Equity component, net of income tax	$21,421	$21,421

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended December 27, 2009, the total interest expense relating to our Notes was $1.3 million, including $0.5 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended December 28, 2008, the total interest expense relating to our Notes was $1.2 million, including $0.5 million related to the contractual interest coupon and $0.7 million related to amortization of the discount on the liability component. For the six months ended December 27, 2009, the total interest expense relating to our Notes was $2.4 million, including $0.9 million related to the contractual interest coupon and $1.5 million related to amortization of the discount on the liability component. For the six months ended December 28, 2008, the total interest expense relating to our Notes was $2.7 million, including $1.1 million related to the contractual interest coupon and $1.6 million related to amortization of the discount on the liability component. The remaining debt discount and issuance costs of $8.9 million and $0.4 million, respectively, as of December 27, 2009 will be amortized over the expected remaining life of the Notes, which is approximately 2.5 years.

As of December 27, 2009, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $54.7 million, or 96.2% of the face value of the Notes, based on a discounted cash flow analysis using current market information.

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the six months ended December 27, 2009 is as follows:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 28, 2009	7,181	5,290	$6.53	125	$8.53	540	$6.22
Granted - options	(2,273)	2,273	4.87	—	—	—	—
Granted - restricted shares	(127)	—	—	—	—	127	5.25
Exercised	—	(129)	4.24	—	—	—	—
Vested	—	—	—	—	—	(290)	6.55
Cancelled	506	(381)	5.60	(125)	8.53	(55)	5.26
Expired	(410)	—	—	—	—	—	—

Balances at December 27, 2009	4,877	7,053	$6.09	—	$—	322	$5.70

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options outstanding, vested and expected to vest, and exercisable as of December 27, 2009 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	7,053	3.85	$6.09	$2,503
Vested and expected to vest	6,415	3.71	$6.20	$2,188
Exercisable	3,382	2.04	$7.35	$687

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of stock options outstanding as of December 27, 2009, based on our common stock closing price of $5.24 on December 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of fiscal 2010 was $0.2 million.

For the three months ended December 27, 2009 and December 28, 2008, the weighted-average estimated fair value of options granted was $2.39 and $1.61 per share, respectively. For the six months ended December 27, 2009 and December 28, 2008, the weighted-average estimated fair value of options granted was $2.41 and $1.89 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and six months ended December 27, 2009 and December 28, 2008 as follows:

	Three months ended		Six months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Expected life (in years)	5.2	3.9	4.9	3.8
Risk-free interest rate	1.9%	1.4%	1.9%	2.0%
Volatility	56.8%	53.5%	55.8%	49.7%

Prior to the second quarter of fiscal 2010, we calculated our expected volatility using a blend of historic and implied volatility. Due to the fact that our publicly traded option activity has declined, we are no longer able to calculate an implied volatility and therefore we began using historic volatility exclusively for calculating our expected volatility beginning in the second quarter of fiscal 2010.

We recorded stock-based compensation expense of $1.2 million and $0.4 million in the second quarter of fiscal 2010 and 2009, respectively. We calculated these stock-based compensation expenses using a net cumulative impact of 8% to estimate future annual forfeitures. Prior to the second quarter of fiscal 2010, we used a net cumulative impact of 10% to estimate future annual forfeitures. At December 27, 2009, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $5.7 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Six months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(In thousands)
Cost of sales	$262	$90	$472	$295
Research and development	228	125	428	454
Selling, general and administrative	700	199	894	671

Total	$1,190	$414	$1,794	$1,420

Stock Repurchases

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. During the second quarter of fiscal 2010, we repurchased 75,532 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $0.4 million. A further 19,445 shares were repurchased by us in the second quarter of fiscal 2010 for an aggregate price of approximately $0.1 million to cover the cost of taxes on vested restricted stock. As of December 27, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.5 million.

In total, during the first six months of fiscal 2010, we repurchased 0.2 million shares of common stock for an aggregate price of approximately $0.9 million.

Note 7. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities, which consist of facilities and severance costs, at December 27, 2009 and June 28, 2009:

	Balance at June 28, 2009	Expense Additions	Payments and Non-cash Settlements	Balance at December 27, 2009
	(in thousands)
Lease loss accrual (fiscal 2004)	$216	$5	$(15)	$206
All other restructuring charges (fiscal 2004)	181	—	(33)	148
Lease loss accrual (fiscal 2009)	2,267	49	(308)	2,008
Additional depreciation charges (fiscal 2009)	—	610	(880)	(270)
All other restructuring charges (fiscal 2009)	2,900	1,465	(3,192)	1,173
Lease loss accrual (fiscal 2010)	—	675	(11)	664

Total	$5,564	$2,804	$(4,439)	$3,929

In the first quarter of fiscal 2010, we incurred $0.3 million of restructuring charges after determining that a portion of an existing facility in Puerto Rico would no longer be utilized. The balance of this accrual will be paid over the next eight years. During that quarter, we entered into a sublease with a third party to utilize this portion of the existing facility for one year starting October 2009 with two separate three year renewal periods. We have reduced the lease loss accrual based upon the anticipated sublease income.

In the second quarter of fiscal 2010, we incurred an additional $0.3 million of restructuring charges after determining that we would no longer use an additional portion of the above existing facility in Puerto Rico. We have estimated the anticipated sublease income on this lease arrangement to commence at eighteen months from the cease use date at a rate equivalent to our existing lease agreement. We have reduced the lease loss accrual attributable to this portion of the leased facility based upon the anticipated sublease income over the remaining life of the contractual lease term.

In the second quarter of fiscal 2010, we incurred $0.1 million of restructuring charges after determining that a facility in France would no longer be utilized. The balance of this accrual will be paid over the next year.

Over the next six months, we expect to incur remaining restructuring charges amounting to $3.7 million, including approximately $3.3 million in lease loss and facility related charges and approximately $0.4 million in one-time termination benefits and other restructuring related charges.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

	(in thousands)		(in thousands)
Net income (loss)	$1,499	$1,042	$1,673	$(134)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(124)	162	(125)	56
Unrealized gain (loss) on investments	(120)	8	(129)	112

Other comprehensive income (loss)	(244)	170	(254)	168

Total comprehensive income	$1,255	$1,212	$1,419	$34

Note 9. Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period less unvested shares of restricted common stock. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding and common equivalent shares from stock options and unvested restricted stock using the treasury method, except when anti-dilutive.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$1,890	$1,154	$2,439	$936
Loss from discontinued operations	(391)	(112)	(766)	(1,070)

Net income (loss)	$1,499	$1,042	$1,673	$(134)

Shares (Denominator):
Weighted average common shares outstanding	43,670	44,331	43,659	44,571
Weighted average common shares outstanding subject to repurchase	(357)	(647)	(414)	(747)

Weighted average shares outstanding—basic	43,313	43,684	43,245	43,824
Weighted average dilutive share equivalents from stock options	168	17	225	—
Weighted average dilutive common shares subject to repurchase	227	438	301	—

Weighted average shares outstanding—diluted	43,708	44,139	43,771	43,824

Earnings (loss) per share—basic:
Earnings from continuing operations	$0.04	$0.02	$0.06	$0.02
Loss from discontinued operations	(0.01)	—	(0.02)	(0.02)

Net earnings	$0.03	$0.02	$0.04	$—

Earnings (loss) per share—diluted:
Earnings from continuing operations	$0.04	$0.02	$0.06	$0.02
Loss from discontinued operations	(0.01)	—	(0.02)	(0.02)

Net earnings	$0.03	$0.02	$0.04	$—

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(In thousands)		(In thousands)
Stock options	4,467	5,835	3,736	5,662
Common shares subject to repurchase	—	—	—	747

Total shares of common stock excluded from diluted net income (loss) per share calculation	4,467	5,835	3,736	6,409

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we obtained regulatory approval and then remediated an area where the solvents had been deposited on the ground. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as a request for indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and we have also taken steps to begin work on the Miller property. As of December 27, 2009, we had an accrual remaining of $0.1 million included in other accrued liabilities on the accompanying condensed consolidated balance sheets for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of December 27, 2009, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Business Segment Information

Symmetricom is organized into four reportable segments that are within two divisions. For each of our reporting segments, we have separate financial information, including gross profit amounts, which are evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We do not allocate assets or specific operating expenses to these individual reporting segments. Therefore, the segment information reported here includes only net revenue and gross profit.

During the second quarter of fiscal 2010, we decided to sell our Quality of Experience Assurance(QoE) business. QoE was a reportable segment of our Telecom Solutions Division. Due to this planned sale, QoE will no longer be shown as a reportable segment and all comparative information from prior periods has been updated to reflect this change.

The following describes our two divisions:

Telecom Solutions Division

There are three reportable segments within the Telecom Solutions Division:

•

Wireline Products consist principally of Building Integrated Timing Supply (“BITS”) based on quartz, rubidium and Global Positioning System (“GPS”) technologies. Our Wireline Products provide highly accurate and uninterruptible timing to meet the synchronization requirements of telecommunication and cable networks.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides information on revenues, cost of sales, gross profit and gross margins for each of our business segments:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(Dollars in thousands)		(Dollars in thousands)
Net revenue:
Telecom Solutions Division:
Wireline Products	$24,107	$19,188	$46,618	$46,960
Wireless/OEM Products	4,836	3,195	10,481	10,147
Global Services	6,291	4,308	10,528	8,359
Timing, Test and Measurement Division	21,628	20,955	41,503	37,852

Total net revenue	$56,862	$47,646	$109,130	$103,318

Cost of sales:
Telecom Solutions Division:
Wireline Products	$10,222	$8,642	$19,822	$17,739
Wireless/OEM Products	4,068	2,516	9,262	7,594
Global Services	4,133	3,024	6,989	6,047
Timing, Test and Measurement Division	12,461	10,653	24,348	19,941
Other cost of sales*	1,299	369	2,529	737

Total cost of sales	$32,183	$25,204	$62,950	$52,058

Gross profit:
Telecom Solutions Division:
Wireline Products	$13,885	$10,546	$26,796	$29,221
Wireless/OEM Products	768	679	1,219	2,553
Global Services	2,158	1,284	3,539	2,312
Timing, Test and Measurement Division	9,167	10,302	17,155	17,911
Other cost of sales*	(1,299)	(369)	(2,529)	(737)

Total gross profit	$24,679	$22,442	$46,180	$51,260

Gross margin:
Telecom Solutions Division:
Wireline Products	57.6%	55.0%	57.5%	62.2%
Wireless/OEM Products	15.9%	21.3%	11.6%	25.2%
Global Services	34.3%	29.8%	33.6%	27.7%
Timing, Test and Measurement Division	42.4%	49.2%	41.3%	47.3%
Other cost of sales as a percentage of total revenue*	(2.3)%	(0.8)%	(2.3)%	(0.7)%
Total gross margin	43.4%	47.1%	42.3%	49.6%

*	Includes amortization of purchased technology and applicable restructuring charges.

Note 12. Warranty

Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(In thousands)		(In thousands)
Beginning balance	$3,775	$3,622	$3,737	$3,801
Provision for warranty	198	908	817	1,436
Accruals related to change in estimate	122	39	(60)	(49)
Less: Actual warranty costs	(447)	(925)	(846)	(1,544)

Ending balance	$3,648	$3,644	$3,648	$3,644

Note 13. Subsequent Events

We have evaluated subsequent events through February 4, 2010, the day before our consolidated financial statements for the quarter ended December 27, 2009 were issued and concluded there are no additional adjustments to the consolidated financial statements or disclosures required.

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, potential short-term investment losses and other risks due to credit market dislocation, changes in accounting for convertible debt, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire or with attempting to divest a business, and the risks set forth below in Part II, Item 1A, “Risk Factors.”

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

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability for wireline, wireless and cable networks. We sell our solutions to telecom and cable service providers, government agencies, enterprises, and research facilities. Symmetricom products are deployed in more than 90 countries. Our products include atomic frequency references, such as rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; and professional services.

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

Assets Held for Sale and Discontinued Operation

During the second quarter of fiscal 2010, we decided to sell our Quality of Experience Assurance (QoE) business. QoE was a reportable segment of our Telecom Solutions Division (TSD). As of the end of the second quarter of fiscal 2010, we were engaged in negotiations toward an expected sale transaction and we expect this transaction to close during the second half of fiscal 2010. Accordingly, we have classified the assets and liabilities of QoE as held for sale and its results of operations have been excluded from continuing operations in the condensed consolidated statements of operations. During the first six months of fiscal 2010, we recognized a $0.8 million loss, or $0.02 per share, net of taxes, attributable to the discontinued operations of QoE. In addition, QoE will no longer be shown as a reportable segment and all comparative information from prior periods has been updated to reflect this change.

New Accounting for Convertible Subordinated Notes- Fiscal 2010

Effective June 29, 2009, we adopted new authoritative guidance on accounting for our contingent convertible subordinated notes (Notes). This guidance applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion and is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the liability component as of the issuance date.

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

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended December 27, 2009, the total interest expense relating to our Notes was $1.3 million, including $0.5 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended December 28, 2008, the total interest expense relating to our Notes was $1.2 million, including $0.5 million related to the contractual interest coupon and $0.7 million related to amortization of the discount on the liability component.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures at the date of and for the periods presented in our financial statements. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the adoption of Financial Accounting Standards Board (FASB) issued authoritative guidance on accounting for our contingent convertible subordinated notes (See Item 1 of Part I, Financial Statements — Note 1 — Basis of Presentation and Recently Issued Accounting Policies), we believe that there have been no significant changes during the six months ended December 27, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

In the second half of calendar year 2008, the financial markets in the U.S. and abroad experienced a severe downturn arising from a multitude of factors, including concerns about the systemic impact of large financial institutions experiencing acute credit crises, geopolitical issues, broad adverse credit conditions, higher energy costs, lower corporate profits and capital spending, and declining real estate and mortgage markets, combined with volatile oil prices, decreased business and consumer confidence and increased unemployment. While some of these conditions have abated in calendar year 2009, general concerns about the stability of the markets and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers.

While there has been some improvement in general macro-economic conditions in late calendar year 2009, if difficult economic conditions or a constrained credit environment continue, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and six months ended December 27, 2009 and December 28, 2008:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net revenue
Telecom Solutions Division:
Wireline Products	42.4%	40.3%	42.8%	45.5%
Wireless/OEM Products	8.5%	6.7%	9.6%	9.8%
Global Services	11.1%	9.0%	9.6%	8.1%
Timing, Test and Measurement Division	38.0%	44.0%	38.0%	36.6%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	54.3%	52.1%	55.4%	49.7%
Amortization of purchased technology	0.7%	0.8%	0.7%	0.7%
Restructuring charges	1.6%	—%	1.6%	—%

Gross profit	43.4%	47.1%	42.3%	49.6%
Operating expenses:
Research and development	10.8%	12.2%	10.8%	11.5%
Selling, general and administrative	25.1%	26.9%	25.5%	27.2%
Amortization of intangible assets	0.1%	0.2%	0.2%	0.2%
Restructuring charges	0.9%	0.6%	0.9%	0.8%

Operating income	6.5%	7.2%	4.9%	9.9%
Loss on repayment of convertible notes, net	—%	—%	—%	(5.4)%
Loss on short-term investments, net	—%	(1.9)%	—%	(1.3)%
Interest income	0.9%	1.0%	0.9%	1.2%
Interest expense	(2.2)%	(2.5)%	(2.3)%	(2.8)%

Income from continuing operations before taxes	5.2%	3.8%	3.5%	1.6%
Income tax provision	1.9%	1.4%	1.3%	0.7%

Income from continuing operations	3.3%	2.4%	2.2%	0.9%
Loss from discontinued operations, net of tax	(0.7)%	(0.2)%	(0.7)%	(1.0)%

Net income (loss)	2.6%	2.2%	1.5%	(0.1)%

Net Revenue:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Net Revenue (dollars in thousands):
Wireline Products	$24,107	$19,188	$4,919	25.6%	$46,618	$46,960	$(342)	(0.7)%
Wireless/OEM Products	4,836	3,195	1,641	51.4	10,481	10,147	334	3.3
Global Services	6,291	4,308	1,983	46.0	10,528	8,359	2,169	25.9
Timing, Test and Measurement Division	21,628	20,955	673	3.2	41,503	37,852	3,651	9.6

Total Net Revenue	$56,862	$47,646	$9,216	19.3%	$109,130	$103,318	$5,812	5.6%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Second Quarter of Fiscal 2010: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2010, net revenue increased $9.2 million, or 19.3%, compared to the corresponding quarter of fiscal 2009. Wireline revenue increased $4.9 million, or 25.6%, compared to the same quarter for the prior year, primarily due to increased sales of BITS Timing products. Wireless/OEM Products revenue increased $1.6 million, or 51.4%, compared to the same quarter for the prior year, due primarily to increased shipments to one key customer. Revenue for Global Services increased $2.0 million, or 46.0%, compared to the same quarter for the prior year, due to increased installation revenue from one key customer. Timing, Test and Measurement Division revenue was essentially flat in the second quarter of fiscal 2010 compared to the same quarter in the prior year.

First Six Months of Fiscal 2010: In the first six months of fiscal 2010, net revenue increased $5.8 million, or 5.6%, compared to the corresponding period of fiscal 2009. Revenue for both Wireline Products and Wireless/OEM Products was essentially flat in the first half of fiscal 2010 compared to the same period in the prior year. Revenue for Global Services increased $2.2 million, or 25.9%, compared to the same period for the prior year, due to increased installation revenue from one key customer. Timing, Test and Measurement Division revenue increased by $3.7 million, or 9.6%, compared to the same period for the prior year, due to higher instrumentation sales led by strong sales of primary timing reference systems.

Gross Profit:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Gross Profit (dollars in thousands):
Wireline Products	$13,885	$10,546	$3,339	31.7%	$26,796	$29,221	$(2,425)	(8.3)%
Wireless/OEM Products	768	679	89	13.1	1,219	2,553	(1,334)	(52.3)
Global Services	2,158	1,284	874	68.1	3,539	2,312	1,227	53.1
Timing, Test and Measurement Division	9,167	10,302	(1,135)	(11.0)	17,155	17,911	(756)	(4.2)
Other cost of sales	(1,299)	(369)	(930)	252.0	(2,529)	(737)	(1,792)	243.1

Total Gross Profit	$24,679	$22,442	$2,237	10.0%	$46,180	$51,260	$(5,080)	(9.9)%
Percentage of Revenue	43.4%	47.1%			42.3%	49.6%

         Second Quarter of Fiscal 2010: Gross profit in the second quarter of fiscal 2010 increased by $2.2 million, or 10.0%, compared to the corresponding quarter of fiscal 2009. Gross profit as a percentage of revenue declined by 3.7% due to a change in product mix towards lower margin products including services, as well as higher restructuring costs included in other cost of sales. Gross profit for Wireline Products increased by $3.3 million, or 31.7%, which is greater than the revenue increase of 25.6%, primarily due to an increase in higher margin SSU shipments. Also, the gross margin related to Wireline Products in the second quarter of 2009 was adversely impacted by the revenue reversals related to the Nortel bankruptcy, where cost of sales was recognized in conjunction with these shipments and of high margin product returned from a major distributor. Gross profit for Wireless/OEM Products increased by $0.1 million, or 13.1%, which was less than the revenue increase of 51.4% for the same period, due to a sales mix towards lower margin products. Gross profit for Global Services increased $0.9 million, or 68.1%, which is greater than the revenue increase of 46.0% for the same period, due primarily to staff reductions resulting in lower services labor costs implemented at the end of the fourth quarter of fiscal 2009. Gross profit for the Timing, Test and Measurement Division decreased by $1.1 million, or 11.0%, despite a revenue increase of 3.2%, primarily due to higher government sales, which have lower margins.

Other cost of sales increased $0.9 million, or 252.0%, due to restructuring costs related to certain manufacturing facilities space no longer providing future benefit. Additionally, we recorded increased depreciation costs related to assets for which the estimated useful life was shortened in the prior year. We expect that other cost of sales will increase slightly in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, due to increased restructuring costs primarily related to certain facilities space no longer providing future benefit.

First Six Months of Fiscal 2010: Gross profit in the first six months of fiscal 2010 decreased by $5.1 million, or 9.9%, compared to the corresponding period of fiscal 2009. Gross profit as a percentage of revenue declined by 7.3% due to a change in product mix towards lower margin products including services, as well as higher restructuring costs included in other cost of sales. Gross profit for Wireline Products decreased by $2.4 million, or 8.3%, which is greater than the revenue decrease of 0.7%, primarily due to a lower mix of higher margin cable products revenue. Gross profit for Wireless/OEM Products decreased by $1.3 million, or 52.3%, despite a revenue increase of 3.3% for the same period, due to a sales mix towards lower margin products. Gross profit for Global Services increased $1.2 million, or 53.1%, which is greater than the revenue increase of 26.0% for the same period, due primarily to staff reductions resulting in lower services labor costs implemented at the end of the fourth quarter of fiscal 2009. Gross profit for the Timing, Test and Measurement Division decreased by $0.8 million, or 4.2%, which despite a revenue increase of 9.6%, primarily due to higher government sales, which have lower margins.

Other cost of sales increased $1.8 million, or 243.1%, due to restructuring costs related to certain manufacturing facilities space no longer providing future benefit. Additionally, we recorded increased depreciation costs related to assets for which the estimated useful life was shortened in the prior year.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Research and development expense (dollars in thousands)	$6,113	$5,830	$283	4.9%	$11,827	$11,897	$(70)	(0.6)%
Percentage of Revenue	10.8%	12.2%			10.8%	11.5%

Second Quarter of Fiscal 2010: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the second quarter of fiscal 2010 increased $0.3 million, or 4.9%, compared to the same quarter of fiscal 2009 due primarily to higher compensation and benefits costs driven by temporary shut-down activities in the second quarter of fiscal 2009. In terms of dollar amount, we expect that research and development expenses in the third quarter of fiscal 2010 will be consistent with the second quarter of fiscal 2010.

First Six Months of Fiscal 2010: Research and development expense in the first six months of fiscal 2010 decreased $0.1 million, or 0.6%, compared to the same period of fiscal 2009 due primarily to lower headcount as a result of the January 2009 restructuring, lower incentive compensation-related expenses, and lower stock-based compensation costs.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Selling, general and administrative (dollars in thousands)	$14,259	$12,836	$1,423	11.1%	$27,798	$28,094	$(296)	(1.1)%
Percentage of Revenue	25.1%	26.9%			25.5%	27.2%

Second Quarter of Fiscal 2010: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased by 11.1%, or $1.4 million, to $14.3 million for the second quarter of fiscal 2010, compared to $12.8 million for the corresponding quarter of fiscal 2009. The increase in expenses was primarily due to increased compensation-related expenses, including stock-based compensation and deferred compensation related expenses. In terms of dollar amount, we expect that selling, general and administrative expenses in the third quarter of fiscal 2010 will be higher than the second quarter of fiscal 2010 due to increased health and fringe benefits.

First Six Months of Fiscal 2010: Selling, general and administrative expenses for the first six months of fiscal 2010 were flat compared to the corresponding period of fiscal 2009.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Amortization of intangible assets (dollars in thousands)	$62	$103	$(41)	(39.8)%	$157	$206	$(49)	(23.8)%
Percentage of Revenue	0.1%	0.2%			0.1%	0.2%

Amortization of intangibles decreased in the second quarter and first half of fiscal 2010 compared to the respective corresponding periods of fiscal 2009 due to certain assets becoming fully amortized during the first six months of fiscal 2010.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Restructuring charges (dollars in thousands)	$535	$252	$283	112.3%	$1,011	$837	$174	20.8%
Percentage of Revenue	0.9%	0.5%			0.9%	0.8%

Restructuring charges increased in the second quarter and first half of fiscal 2010 compared to the respective corresponding periods of fiscal 2009 due to severance and facility shutdown costs related to the restructuring announced in the second half of fiscal 2009.

Loss on repayment of convertible notes, net:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Loss on repayment of converible notes, net (dollars in thousands)	$—	$—	$—	(100.0)%	$—	$(5,623)	$5,623	(100.0)%
Percentage of Revenue	—%	—%			—%	(5.4)%

In the first quarter of fiscal 2009, we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million mostly related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009.

Loss on short-term investments, net:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Loss on short-term investments, net (dollars in thousands)	$—	$(895)	$895	(100.0)%	$—	$(1,368)	$1,368	(100.0)%
Percentage of Revenue	—%	(1.9)%			—%	(1.3)%

The net loss on short-term investments recognized in the first three and six months of fiscal 2009 is attributable to an “other than temporary” loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an “other than temporary” loss in fiscal 2008.

Interest income:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Interest income (dollars in thousands)	$505	$491	$14	2.9%	$966	$1,259	$(293)	(23.3)%
Percentage of Revenue	0.9%	1.0%			0.9%	1.2%

Interest income decreased $0.3 million in the first six months of fiscal 2010 compared to the same period in the prior year due to lower interest rates.

Interest expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Interest expense (dollars in thousands)	$(1,270)	$(1,205)	$(65)	5.4%	$(2,544)	$(2,859)	$315	(11.0)%
Percentage of Revenue	(2.2)%	(2.5)%			(2.3)%	(2.8)%

Interest expense decreased $0.3 million in the first six months of fiscal 2010 compared to the same period in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009. Further, in the first quarter of fiscal 2010, we adopted FASB issued authoritative guidance on accounting for our contingent convertible subordinated notes. As a result of this adoption, interest expense includes non-cash interest costs of $1.5 million and $1.6 million in the first six months of fiscal 2010 and fiscal 2009, respectively.

Income taxes:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Income tax expense (dollars in thousands)	$1,055	$658	$397	60.3%	$1,370	$699	$671	96%
Percentage of Revenue	1.9%	1.4%			1.3%	0.7%

Second Quarter of Fiscal 2010: Our income tax provision was $1.1 million in the second quarter of fiscal 2010, compared to $0.7 million in the corresponding quarter of fiscal 2009. Our effective tax rate in the second quarter fiscal 2010 was 35.8%, compared to an effective tax rate of 36.3% in the corresponding period of fiscal 2009.

First Six Months of Fiscal 2010: Our income tax provision was $1.4 million in the first six months of fiscal 2010, compared to a $0.7 million benefit in the corresponding period of fiscal 2009. Our effective tax rate in the first half of fiscal 2010 was 36.0%, compared to an effective tax rate of 42.8% in the corresponding period of fiscal 2009. The decline in the effective tax rate in the first six months of fiscal 2010 compared to the same period in fiscal 2009 relates to the non-deductible nature of losses on the repayment of convertible notes and short-term investments.

Loss from discontinued operations:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008
Loss from discontinued operations, net of tax (in thousands)	$(391)	$(112)	$(279)	249.1%	$(766)	$(1,070)	$304	(28)%
Percentage of Revenue	(0.7)%	(0.2)%			(0.7)%	(1.0)%

In the second quarter of fiscal 2010, we decided to sell our Quality of Experience Assurance (QoE) business. Accordingly, we have classified the assets and liabilities of QoE as held for sale and its results of operations have been excluded from continuing operations in the condensed consolidated statements of operations. The $0.3 million increase in the loss from discontinued operations in the second quarter of fiscal 2010 compared to the same period in fiscal 2009 is mainly attributable to a decline in revenue. The $0.3 million decrease in the loss from discontinued operations in the first six months of fiscal 2010 compared to the same period in fiscal 2009 is mainly attributable to decrease in operating expenses.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2010 with the end of fiscal 2009 is discussed below:

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

Our backlog amounted to $47.3 million as of December 27, 2009, compared to $46.9 million as of June 28, 2009. Our backlog, which is shippable within the next six months, was $40.7 million as of December 27, 2009, compared to $42.1 million as of June 28, 2009.

Contract Revenue:

As of December 27, 2009, we had approximately $11.2 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.4 million in contract revenue that was to be performed and recognized within 36 months following June 28, 2009. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of December 27, 2009, working capital was $172.7 million compared to $169.1 million as of June 28, 2009. Cash and cash equivalents as of December 27, 2009 decreased to $42.1 million from $72.1 million as of June 28, 2009. Short-term investments increased from $40.7 million as of June 28, 2009 to $78.7 million as of December 27, 2009 as we purchased more investments.

Net cash provided by operating activities in the first six months of fiscal 2010 was $13.8 million. The net cash provided by operating activities was driven by the net income of $1.7 million and non-cash charges of: $3.9 million of depreciation and amortization expenses, $1.5 million in non-cash interest expense, $1.8 million of stock-based compensation expense, $1.0 million related to the provision for excess and obsolete inventory, and a net $1.1 million for other non-cash adjustments to net income, for a total of $11.1 million of operating cash inflows. Changes in working capital assets and liabilities increased cash flows from operations by approximately $2.7 million, comprised of a $4.7 million decrease in accounts receivable and a $2.2 million increase in other accrued liabilities, partially offset by a $3.0 million decrease in accrued compensation. The $43.3 million net cash used for investing activities in the first six months of fiscal 2010 was attributable to $43.5 million in purchases of short-term investments and $4.8 million in purchases of property and equipment, partially offset by $5.0 million in maturities of short-term investments.

Our days sales outstanding in accounts receivable was 60 days as of December 27, 2009, compared to 64 days as of June 28, 2009.

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

Interest Rate Exposure

As of December 27, 2009, we had cash and cash equivalents of $42.1 million and short-term investments of $78.7 million. Currently our short-term investment portfolio consists mainly of government sponsored entity and corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to these debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of December 27, 2009, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of interest of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of December 27, 2009, a hypothetical 10% adverse change in British Pounds or Euro against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2009 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended December 27, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 28, 2009 through October 25, 2009	19,445	$5.12	—	1,570,870
October 26, 2009 through November 22, 2009		$—	—	1,570,870
November 23, 2009 through December 27, 2009	75,532	$4.85	75,532	1,495,338

Total	94,977	$4.90	75,532

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. During the second quarter of fiscal 2010, we repurchased 75,532 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $0.4 million. A further 19,445 shares were repurchased by us in the second quarter of fiscal 2010 for an aggregate price of approximately $0.1 million to cover the cost of taxes on vested restricted stock. As of December 27, 2009, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.5 million.

In total, during the first six months of fiscal 2010, we repurchased 0.2 million shares of common stock for an aggregate price of approximately $0.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 6, 2009, we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1. The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Alfred Boschulte	38,098,083	1,680,672
James A. Chiddix	37,393,192	2,384,563
Robert T. Clarkson	38,097,083	1,680,672
David G. Côté	38,127,701	1,650,054
Elizabeth A. Fetter	38,099,883	1,677,872
Robert M. Neumeister, Jr.	37,171,072	2,606,683
Dr. Richard W. Oliver	37,185,342	2,592,413
Richard N. Snyder	38,096,624	1,681,131
Robert J. Stanzione	38,097,797	1,679,958

2. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current 2010 fiscal year.

For	Against	Abstain
37,772,925	1,943,795	61,035

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
10.1#	Form of Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: February 5, 2010	By:	/s/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

DATE: February 5, 2010	By:	/s/ JUSTIN SPENCER
Justin Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)