Form 10-Q
period 2010-03-28
SYMMETRICOM INC
filed 2010-05-07
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2010
Common Stock	43,868,517

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 28, 2010	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$49,072	$72,064
Short-term investments	84,391	40,737
Accounts receivable, net of allowance for doubtful accounts of $397 and $361	36,685	42,389
Inventories, net	36,889	38,566
Prepaids and other current assets	14,699	16,143

Total current assets	221,736	209,899
Property, plant and equipment, net	23,095	20,749
Intangible assets, net	4,075	5,308
Deferred income taxes and other assets	33,627	36,431

Total assets	$282,533	$272,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,048	$8,116
Accrued compensation	15,806	19,093
Accrued warranty	3,440	3,737
Other accrued liabilities	13,575	9,810

Total current liabilities	38,869	40,756
Long-term obligations	54,814	51,769
Deferred income taxes	334	334

Total liabilities	94,017	92,859

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,907 shares issued and 43,846 outstanding at March 28, 2010; 49,442 shares issued and 43,556 outstanding at June 28, 2009	203,307	200,152
Accumulated other comprehensive income (loss)	(188)	144
Accumulated deficit	(14,603)	(20,768)

Total stockholders’ equity	188,516	179,528

Total liabilities and stockholders’ equity	$282,533	$272,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net revenue	$56,526	$56,168	$165,656	$159,486
Cost of sales:
Cost of products and services	28,367	28,945	88,788	80,266
Amortization of purchased technology	278	368	1,014	1,105
Restructuring charges	448	2,275	2,241	2,275

Total cost of sales	29,093	31,588	92,043	83,646

Gross profit	27,433	24,580	73,613	75,840
Operating expenses:
Research and development	5,684	4,705	17,511	16,602
Selling, general and administrative	14,385	13,531	42,183	41,625
Amortization of intangible assets	62	102	219	308
Restructuring charges	998	3,635	2,009	4,472
Impairment of goodwill	—	48,144	—	48,144

Total operating expenses	21,129	70,117	61,922	111,151

Operating income (loss)	6,304	(45,537)	11,691	(35,311)
Loss on repayment of convertible notes, net	—	—	—	(5,623)
Loss on short-term investments, net	—	—	—	(1,368)
Interest income	350	322	1,316	1,581
Interest expense	(1,318)	(1,243)	(3,862)	(4,102)

Income (loss) from continuing operations before taxes	5,336	(46,458)	9,145	(44,823)
Income tax provision	1,648	292	3,018	991

Income (loss) from continuing operations	3,688	(46,750)	6,127	(45,814)
Income (loss) from discontinued operations, net of tax	804	(358)	38	(1,428)

Net income (loss)	$4,492	$(47,108)	$6,165	$(47,242)

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.08	$(1.08)	$0.14	$(1.05)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Net income (loss)	$0.10	$(1.09)	$0.14	$(1.08)

Weighted average shares outstanding — basic	43,438	43,326	43,309	43,658

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.08	$(1.08)	$0.14	$(1.05)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Net income (loss)	$0.10	$(1.09)	$0.14	$(1.08)

Weighted average shares outstanding — diluted	43,934	43,326	43,828	43,658

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$6,165	$(47,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	48,144
Depreciation and amortization	5,219	6,690
Non-cash interest on convertible bonds	2,346	2,339
Deferred income taxes	2,604	(1,145)
Gain on sale of discontinued operations	(915)	—
Loss on short-term investments	—	1,368
Loss on repayment of convertible notes, net	—	5,623
Loss on disposals of fixed assets	129	607
Stock-based compensation	2,614	2,276
Allowance for doubtful accounts	141	(328)
Provision for excess and obsolete inventory	1,239	1,777
Changes in assets and liabilities:
Accounts receivable	5,529	1,967
Inventories	313	(3,540)
Prepaids and other assets	1,887	(2,285)
Accounts payable	(2,221)	(3,150)
Accrued compensation	(3,419)	1,341
Other accrued liabilities	3,879	689

Net cash provided by operating activities	25,510	15,131

Cash flows from investing activities:
Purchases of short-term investments	(79,789)	(9,506)
Maturities of short-term investments	35,364	3,724
Purchases of property and equipment	(6,660)	(2,729)
Cash proceeds from sale of discontinued operations	1,850	—

Net cash used for investing activities	(49,235)	(8,511)

Cash flows from financing activities:
Repayment of long-term obligations	—	(1,206)
Proceeds from issuance of common stock	1,826	238
Repurchase of common stock	(909)	(5,200)
Repayment of convertible notes		(62,489)

Net cash provided by (used for) financing activities	917	(68,657)

Effect of exchange rate changes on cash	(184)	(134)

Net decrease in cash and cash equivalents	(22,992)	(62,171)
Cash and cash equivalents at beginning of period	72,064	142,419

Cash and cash equivalents at end of period	$49,072	$80,248

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(148)	$99
Property and equipment purchases included in accounts payable	66	72
Cash payments for:
Interest	$924	$1,200
Income taxes	745	844

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are management judgments based upon available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The results of operations for the three and nine months ended March 28, 2010 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 27, 2010.

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

Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video Quality of Experience (QoE) business to Cheetah Technologies, L.P. (Cheetah). Cheetah acquired the assets related to the QoE product line and has hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds are subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million will expire on July 1, 2011. As a result of this transaction, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes, in the third quarter of fiscal 2010. This gain reflects $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs.

Selected financial information related to discontinued operations follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands)
Revenue	$71	$202	$693	$989

Loss on discontinued operations	$(172)	$(581)	$(1,365)	$(2,325)
Gain on sale of discontinued operations	1,423	—	1,423	—

Income (loss) from before income taxes	1,251	(581)	58	(2,325)
Income tax provision (benefit)	447	(223)	20	(897)

Income (loss) on discontinued operations, net	$804	$(358)	$38	$(1,428)

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant non-observable inputs (Level 3 fair value measurements). The guidance became effective for us in the quarter ended March 28, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance codifying a single source of authoritative nongovernmental U.S. GAAP. This guidance does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are currently effective for us. The adoption of this pronouncement did not have an impact on our condensed consolidated financial statements, but has impacted our financial reporting process by eliminating all references to pre-codification standards. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Financial Instruments

The following table contains our financial instruments which are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Balance as of March 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$17,827	$17,827	$—
Government sponsored enterprise debt securities	27,632	27,632	—
Corporate debt securities	53,636	—	53,636
Mutual funds	3,123	2,436	687

Total financial assets	$102,218	$47,895	$54,323

The fair values of our money market funds, government sponsored enterprise securities, and certain mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and certain mutual funds were derived from non-binding market consensus prices that are corroborated by observable market data.

The following tables summarize our available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

March 28, 2010	Cost Basis	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments	$99,134	$(39)	$99,095
Less amounts classified as money market funds	(17,827)	—	(17,827)
Deferred compensation plan assets	3,123	—	3,123

Total short-term investments	$84,430	$(39)	$84,391

June 28, 2009	Cost Basis	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments	$92,270	$(273)	$91,997
Less amounts classified as money market funds	(53,572)	—	(53,572)
Deferred compensation plan assets	4,131	—	2,312

Total short-term investments	$42,829	$(273)	$40,737

The deferred compensation plan assets are classified as trading securities and all other investments are classified as available-for-sale. All of our debt securities classified as available-for-sale mature within the next two years.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Inventories

Components of inventories were as follows:

	March 28, 2010	June 28, 2009
	(In thousands)
Raw materials	$20,624	$19,992
Work-in-process	8,183	10,231
Finished goods	8,082	8,343

Inventories	$36,889	$38,566

Note 4. Intangible Assets

Intangible assets as of March 28, 2010 and June 28, 2009 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(20,861)	$3,496
Customer lists and trademarks	7,025	(5,213)	1,812

Total as of June 28, 2009	$31,382	$(26,074)	$5,308

Purchased technology	$24,357	$(21,880)	$2,477
Customer lists and trademarks	7,025	(5,427)	1,598

Total as of March 28, 2010	$31,382	$(27,307)	$4,075

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2010 (Remaining 3 months)	$340
2011	1,303
2012	726
2013	502
2014	502
Thereafter	702

Total amortization	$4,075

Intangible asset amortization expense for the third quarter of fiscal 2010 and 2009 was $0.3 million and $0.5 million, respectively. Intangible asset amortization expense for the first nine months of fiscal 2010 and 2009 was $1.2 million and $1.4 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Long-term Obligations

Long-term obligations consist of:

	March 28, 2010	June 28, 2009
	(In thousands)
Long-term obligations:
Convertible subordinated notes, net	$48,747	$46,401
Deferred revenue	1,978	2,125
Lease loss accrual, net	2,529	1,749
Rent accrual	1,054	966
Income tax	300	300
Post-retirement benefits	206	228

Total	$54,814	$51,769

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

New Accounting for Convertible Subordinated Notes - Fiscal 2010

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

The key inputs used in the discounted cash flow analysis included the estimated non-convertible borrowing rate as of June 8, 2005 – the date the senior subordinated convertible notes were issued, the amount and timing of cash flows, and the expected life of seven years.

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

In addition, we allocated $0.9 million, net of tax, of the total issuance costs of $4.0 million to the equity component of the Notes and the remaining $2.6 million of the issuance costs remained classified as long-term other assets. The issuance costs were allocated pro rata based on the relative carrying amounts of the liability and equity components. The debt discount and the issuance costs allocated to the liability component are amortized using the effective interest method as additional interest expense over a seven-year period ending June 2012 at which point the Notes may be redeemed by the holders or by us. The equity component of the issuance costs of $1.4 million is included in common stock as additional paid-in-capital.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The financial statement line items as of June 28, 2009 and for the three-month and nine-month periods ended March 29, 2009 that were impacted by the adoption of this guidance are detailed in the tables below:

	As of June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Deferred taxes and other assets	$40,486	$(4,055)	$36,431
Total assets	276,442	(4,055)	272,387
Long-term obligations	62,248	(10,479)	51,769
Total liabilities	103,338	(10,479)	92,859
Common stock	179,633	20,519	200,152
Accumulated deficit	(6,673)	(14,095)	(20,768)
Stockholders’ equity	173,104	6,424	179,528
Total liabilities and stockholders’ equity	276,442	(4,055)	272,387

	Three Months Ended March 29, 2009			Nine Months Ended March 29, 2009
	As Previously Reported (1)	Adjustments	As Adjusted	As Previously Reported (1)	Adjustments	As Adjusted
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Loss on repayment of convertible notes, net	$—	$—	$—	$(522)	$(5,101)	$(5,623)
Interest expense	(537)	(706)	(1,243)	(1,845)	(2,257)	(4,102)
Loss from continuing operations before taxes	(45,752)	(706)	(46,458)	(37,465)	(7,358)	(44,823)
Income tax provision	553	(261)	292	3,714	(2,723)	991
Loss from continuing operations	(46,305)	(445)	(46,750)	(41,178)	(4,636)	(45,814)
Net loss	(46,663)	(445)	(47,108)	(42,606)	(4,636)	(47,242)

Earnings per share-basic:
Loss from continuing operations	$(1.07)		$(1.08)	$(0.94)		$(1.05)
Net loss	$(1.08)		$(1.09)	$(0.98)		$(1.08)
Weighted average shares outstanding-basic	43,326		43,326	43,658		43,658

Earnings per share-diluted:
Loss from continuing operations	$(1.07)		$(1.08)	$(0.94)		$(1.05)
Net loss	$(1.08)		$(1.09)	$(0.98)		$(1.08)
Weighted average shares outstanding-diluted	43,326		43,326	43,658		43,658

(1)	Adjusted for the impact of discontinued operations. See Note 1.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended March 29, 2009
	As Previously Reported	Adjustments	As Adjusted
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net loss	$(42,606)	$(4,636)	$(47,242)
Deferred income taxes	1,578	(2,723)	(1,145)
Non-cash interest expense	—	2,339	2,339
Loss on repayment of convertible notes	522	5,101	5,623
Prepaids and other assets	(2,204)	(81)	(2,285)
Net cash provided by operating activities	15,131	—	15,131

As of March 28, 2010 and June 28, 2009, the long-term debt and equity component (recorded in additional paid-in-capital, net of income tax) consisted of the following:

	March 28, 2010	June 28, 2009
	(In thousands)
Convertible subordinated notes:
Principal amount	$56,880	$56,880
Unamortized discount	(8,133)	(10,479)

Net carrying amount	$48,747	$46,401

Equity component, net of income tax	$21,421	$21,421

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended March 28, 2010, the total interest expense relating to our Notes was $1.3 million, including $0.5 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended March 29, 2009, the total interest expense relating to our Notes was $1.2 million, including $0.5 million related to the contractual interest coupon and $0.7 million related to amortization of the discount on the liability component. For the nine months ended March 28, 2010, the total interest expense relating to our Notes was $3.9 million, including $1.6 million related to the contractual interest coupon and $2.3 million related to amortization of the discount on the liability component. For the nine months ended March 29, 2009, the total interest expense relating to our Notes was $4.1 million, including $1.8 million related to the contractual interest coupon and $2.3 million related to amortization of the discount on the liability component. The remaining debt discount and issuance costs of $8.1 million and $0.4 million, respectively, as of March 28, 2010 will be amortized over the expected remaining life of the Notes, which is approximately 2.3 years.

As of March 28, 2010, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $58.6 million, or 103.0% of the face value of the Notes. This valuation was derived using a discounted cash flow analysis for the debt portion and the Black-Scholes valuation method for the equity portion, using current market information as of March 28, 2010.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the nine months ended March 28, 2010 is as follows:

		Non Performance-based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 28, 2009	7,181	5,290	$6.53	125	$8.53	540	$6.22
Granted - options	(2,398)	2,398	4.90	—	—	—	—
Granted - restricted shares	(127)	—	—	—	—	127	5.25
Exercised	—	(409)	4.46	—	—	—	—
Vested	—	—	—	—	—	(363)	6.65
Cancelled	882	(757)	6.12	(125)	8.53	(70)	5.24
Expired	(574)	—	—	—	—	—	—

Balances at March 28, 2010	4,964	6,522	$6.11	—	$—	234	$5.33

Options outstanding, vested and expected to vest, and exercisable as of March 28, 2010 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,522	3.91	$6.11	$4,707
Vested and expected to vest	5,934	3.76	$6.23	$4,084
Exercisable	3,072	2.08	$7.50	$1,131

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of stock options outstanding as of March 28, 2010, based on our common stock closing price of $5.85 on March 28, 2010, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

The total intrinsic value of options exercised during the first nine months of fiscal 2010 was $0.5 million.

For the three months ended March 28, 2010 and March 29, 2009, the weighted-average estimated fair value of options granted was $2.51 and $1.68 per share, respectively. For the nine months ended March 28, 2010 and March 29, 2009, the weighted-average estimated fair value of options granted was $2.41 and $1.87 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and nine months ended March 28, 2010 and March 29, 2009 as follows:

	Three months ended		Nine months ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Expected life (in years)	5.1	4.0	4.9	3.8
Risk-free interest rate	2.0%	1.2%	1.9%	1.7%
Volatility	57.6%	54.8%	56.4%	51.4%

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recorded stock-based compensation expense of $0.8 million and $0.9 million in the third quarter of fiscal 2010 and 2009, respectively. We calculated these stock-based compensation expenses using a net cumulative impact of 8% to estimate future annual forfeitures. Prior to the second quarter of fiscal 2010, we used a net cumulative impact of 10% to estimate future annual forfeitures. At March 28, 2010, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $4.8 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows the breakout of total stock-based compensation expense by financial statement line item included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands)
Cost of sales	$169	$153	$641	$448
Research and development	194	(20)	622	434
Selling, general and administrative	457	723	1,351	1,394

Total	$820	$856	$2,614	$2,276

Stock Repurchases

No stock was repurchased in the third quarter of fiscal 2010 as part of the repurchase program. As of March 28, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.5 million.

A total of 4,399 shares were repurchased by us in the third quarter of fiscal 2010 for an aggregate price of approximately $24,000 to cover the cost of withholding of personal income taxes on vested restricted stock.

Note 7. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities and long-term obligations, which consist of facilities and severance costs, at March 28, 2010 and June 28, 2009:

	Balance at June 28, 2009	Expense Additions	Payments and Non-cash Settlements	Balance at March 28, 2010
	(in thousands)
Lease loss accrual (fiscal 2004)	$216	$18	$(29)	$205
All other restructuring charges (fiscal 2004)	181	—	(79)	102
Lease loss accrual (fiscal 2009)	2,267	1,209	(575)	2,901
Additional depreciation charges (fiscal 2009)	—	610	(610)	—
All other restructuring charges (fiscal 2009)	2,900	1,738	(4,398)	240
Lease loss accrual (fiscal 2010)	—	675	(59)	616

Total	$5,564	$4,250	$(5,750)	$4,064

During the first nine months of fiscal 2010, we incurred approximately $2.6 million in lease loss and facility related charges. These expenses included approximately $1.9 million related to our San Jose, CA facility and approximately $0.7 million related to our Puerto Rico and other facilities for unused space at these respective facilities. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next eight years.

During the first nine months of fiscal 2010, we also incurred approximately $1.7 million in one-time termination benefits and other restructuring related charges, mainly related to the transfer of our Cesium product line from our San Jose, CA facility to our Beverly, MA facility.

Over the next three months, we expect to incur remaining restructuring charges amounting to $3.3 million, including approximately $1.7 million in lease loss and facility related charges and approximately $1.6 million in one-time termination benefits and other restructuring related charges.

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

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Net income (loss)	$4,492	$(47,108)	$6,165	$(47,242)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(59)	(190)	(184)	(134)
Unrealized gain (loss) on investments	(19)	(13)	(148)	99

Other comprehensive loss	(78)	(203)	(332)	(35)

Total comprehensive income (loss)	$4,414	$(47,311)	$5,833	$(47,277)

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$3,688	$(46,750)	$6,127	$(45,814)
Income (loss) from discontinued operations	804	(358)	38	(1,428)

Net income (loss)	$4,492	$(47,108)	$6,165	$(47,242)

Shares (denominator):
Weighted average common shares outstanding	43,682	43,925	43,666	44,356
Weighted average common shares outstanding subject to repurchase	(244)	(599)	(357)	(698)

Weighted average shares outstanding—basic	43,438	43,326	43,309	43,658
Weighted average dilutive share equivalents from stock options	331	—	261	—
Weighted average dilutive common shares subject to repurchase	165	—	258	—

Weighted average shares outstanding—diluted	43,934	43,326	43,828	43,658

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.08	$(1.08)	$0.14	$(1.05)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Net income (loss)	$0.10	$(1.09)	$0.14	$(1.08)

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.08	$(1.08)	$0.14	$(1.05)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Net income (loss)	$0.10	$(1.09)	$0.14	$(1.08)

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands)
Stock options	4,846	5,778	4,082	5,700
Common shares subject to repurchase	—	599	—	698

Total shares of common stock excluded from diluted net income (loss) per share calculation	4,846	6,377	4,082	6,398

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we obtained regulatory approval and then remediated an area where the solvents had been deposited on the ground. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as a request for indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and we have also taken steps to begin work on the Miller property. As of March 28, 2010, we had an accrual remaining of $0.1 million included in other accrued liabilities on the accompanying condensed consolidated balance sheets for remediation costs, appraisal fees and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of March 28, 2010, we have received a waiver from one such customer to use lead-free solder. The total sales value of product shipped with lead-free solder to the customer that has not granted us a waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover costs associated with any potential product failures. Also, beginning in March 2008, new product shipments to this customer included lead solder.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Business Segment Information

In the third quarter of fiscal 2010, we changed our segment reporting structure from four operating and reporting segments to two operating and reporting segments. This was done to better reflect how the Chief Operating Decision Maker (CODM) makes decisions about resource allocation and segment performance. The CODM, as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes. Symmetricom is now organized into two operating segments corresponding to our two divisions: Communications and Government. Given the measure of profit reviewed by the CODM, we have changed our segment profit measure to operating income (loss). Prior to this change, the CODM used gross margin as the segment profit measure.

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not allocate integration and restructuring charges, interest and other income, interest expense, or taxes to operating segments.

During the second quarter of fiscal 2010, we classified our QoE business as a discontinued operation and its respective assets as held for sale. During the third quarter of fiscal 2010, we sold our Quality of Experience Assurance (QoE) business. QoE was a reportable segment within our Telecom Solutions Division segment under previous segment presentation. Due to this sale, the results of QoE have been removed from the Communications segment, shown as discontinued operations, and all comparative information from prior periods has been updated to reflect this change.

The following describes our two reporting segments:

Communications

Our Communications business supplies timing technologies and services for worldwide communications infrastructure. Products include primary reference sources, synchronization distribution systems, embedded components and software, and test and measurement equipment, all of which support the timing and synchronization requirements of telecommunications and cable networks and equipment.

Government

Our Government business sells time technology products to aerospace/defense markets, IT infrastructure and the science and metrology industries. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the uninterrupted availability of power, and signals intelligence for securing communications in remote and hostile environments.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The comparative information from prior periods related to the following tables has been updated to reflect our change in segment reporting. Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended March 28, 2010

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$35,184	$21,342	$—	$56,526
Cost of sales	16,995	11,650	448	29,093

Gross profit	18,189	9,692	(448)	27,433
Operating expenses	8,988	5,091	7,050	21,129

Operating income (loss)	$9,201	$4,601	$(7,498)	$6,304

Three months ended March 29, 2009
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$33,424	$22,744	$—	$56,168
Cost of sales	16,542	12,771	2,275	31,588

Gross profit	16,882	9,973	(2,275)	24,580
Operating expenses	35,980	24,633	9,504	70,117

Operating income (loss)	$(19,098)	$(14,660)	$(11,779)	$(45,537)

Nine months ended March 28, 2010
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$102,811	$62,845	$—	$165,656
Cost of sales	53,320	36,482	2,241	92,043

Gross profit	49,491	26,363	(2,241)	73,613
Operating expenses	27,746	15,563	18,613	61,922

Operating income (loss)	$21,745	$10,800	$(20,854)	$11,691

Nine months ended March 29, 2009
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$98,890	$60,596	$—	$159,486
Cost of sales	48,175	33,196	2,275	83,646

Gross profit	50,715	27,400	(2,275)	75,840
Operating expenses	55,952	34,944	20,255	111,151

Operating income (loss)	$(5,237)	$(7,544)	$(22,530)	$(35,311)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands)		(In thousands)
Selling, general and administrative costs	$6,052	$5,869	$16,604	$15,783
Restructuring charges	1,446	5,910	4,250	6,747

Corporate-related total	$7,498	$11,779	$20,854	$22,530

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Warranty

Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(In thousands)
Beginning balance	$3,648	$3,644	$3,737	$3,801
Provision for warranty	180	774	996	2,210
Accruals related to change in estimate	82	2	22	(47)
Less: Actual warranty costs	(470)	(820)	(1,315)	(2,364)

Ending balance	$3,440	$3,600	$3,440	$3,600

Note 13. Subsequent Events

On April 6, 2010, we announced a restructuring plan to transfer product fabrication processes and related activities from our Aguadilla, Puerto Rico facility to Sanmina-SCI Corporation (Sanmina-SCI) facilities. As part of the plan, we plan to eliminate approximately 150 positions, or about 20% of our total workforce.

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the effects of competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, increased competition in our markets, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, changes in our effective tax rate, changes in accounting for convertible debt, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire or with attempting to divest a business, our efforts to maintain or reduce manufacturing and operating costs, and the risks set forth below in Part II, Item 1A, “Risk Factors.”

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

Overview

Symmetricom is a leading supplier of timing and synchronization hardware, software, and services. Our technology plays a critical role in network reliability. We sell our solutions to telecom and cable service providers, government agencies, enterprises, and research facilities. Symmetricom products are deployed in more than 90 countries. Our products include atomic frequency references, such as rubidium and cesium oscillators; hydrogen masers; GPS time and frequency receivers, as well as time and frequency distribution systems; network management software; and professional services.

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

Expansion of Our Outsourcing Arrangement with Sanmina-SCI

On April 6, 2010, we announced a restructuring plan to transfer product fabrication processes and related activities from our Aguadilla, Puerto Rico facility to Sanmina-SCI Corporation (Sanmina-SCI) facilities. As part of the plan, we plan to eliminate approximately 150 positions, or about 20% of our total workforce. We expect to incur restructuring charges of approximately $15.0 million in connection with the plan, including approximately $4.0 million during the current fiscal year. Total restructuring charges are expected to include approximately $7.0 million in one-time termination benefits, approximately $5.7 million in facility shutdown charges and approximately $2.3 million in transfer and other restructuring related charges. We anticipate that these charges will be recognized beginning in the fourth quarter of fiscal 2010 and will be completed by the fourth quarter of 2011. Total cash expenditures associated with the restructuring plan are expected to be approximately $13.5 million. We plan to build approximately $4.0 million in buffer inventory to support the transition. Upon completion, we expect the restructuring and other actions to reduce annual costs by approximately $6.0 million.

Segment Reporting Change

In the third quarter of fiscal 2010, we changed our segment reporting structure from four operating and reporting segments to two operating and reporting segments. This was done to better reflect how the Chief Operating Decision Maker (CODM) makes decisions about resource allocation and segment performance. The CODM, as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes. Symmetricom is now organized into two operating segments corresponding to our two divisions: Communications and Government. For each of these segments, we have separate financial information, including operating income (loss) amounts, which are evaluated regularly by the CODM. The comparative information from prior periods related in the following section, Results of Operations, has been updated to reflect this change.

Sale of Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video Quality of Experience (QoE) business to Cheetah Technologies, L.P. (Cheetah). Cheetah acquired the assets related to the QoE product line and has hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds are subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million will expire on July 1, 2011. As a result of this transaction, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes, in the third quarter of fiscal 2010. This gain reflects $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs. During the first nine months of fiscal 2010, we recognized $38,000 in income, net of taxes, attributable to the discontinued operations of QoE. In addition, QoE will no longer be shown as a reportable segment within continuing operations and all comparative information from prior periods has been updated to reflect this change.

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

In addition, we allocated $0.9 million, net of tax, of the total issuance costs of $4.0 million to the equity component of the Notes and the remaining $2.6 million of the issuance costs remained classified as long-term other assets. The issuance costs were allocated pro rata based on the relative carrying amounts of the liability and equity components. The debt discount and the issuance costs allocated to the liability component are amortized using the effective interest method as additional interest expense over a seven-year period ending June 2012 at which point the Notes may be redeemed by the holders or by us. The equity component of the issuance costs of $1.4 million is included in common stock as additional paid-in-capital.

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss on partial redemption of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the quarter ended March 28, 2010, the total interest expense relating to our Notes was $1.3 million, including $0.5 million related to the contractual interest coupon and $0.8 million related to amortization of the discount on the liability component. For the quarter ended March 29, 2009, the total interest expense relating to our Notes was $1.2 million, including $0.5 million related to the contractual interest coupon and $0.7 million related to amortization of the discount on the liability component.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the adoption of Financial Accounting Standards Board (FASB) issued authoritative guidance on accounting for our contingent convertible subordinated notes (See Item 1 of Part I, Financial Statements — Note 1 — Basis of Presentation and Recently Issued Accounting Policies), we believe that there have been no significant changes during the nine months ended March 28, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

In the second half of calendar year 2008, the financial markets in the U.S. and abroad experienced a severe downturn arising from a multitude of factors, including concerns about the systemic impact of large financial institutions experiencing acute credit crises, geopolitical issues, broad adverse credit conditions, higher energy costs, lower corporate profits and capital spending, and declining real estate and mortgage markets, combined with volatile oil prices, decreased business and consumer confidence and increased unemployment. While some of these conditions have abated in recent months, general concerns about the stability of the markets and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers.

While there has been some improvement in general macro-economic conditions since late calendar year 2009 and early 2010, if difficult economic conditions or a constrained credit environment resume, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 28, 2010 and March 29, 2009:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net revenue
Communications	62.2%	59.5%	62.1%	62.0%
Government	37.8%	40.5%	37.9%	38.0%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	50.2%	51.5%	53.6%	50.3%
Amortization of purchased technology	0.5%	0.7%	0.6%	0.7%
Restructuring charges	0.8%	4.1%	1.4%	1.4%

Gross profit	48.5%	43.8%	44.4%	47.6%
Operating expenses:
Research and development	10.1%	8.4%	10.6%	10.4%
Selling, general and administrative	25.4%	24.1%	25.5%	26.1%
Amortization of intangible assets	0.1%	0.2%	0.1%	0.2%
Restructuring charges	1.8%	6.5%	1.2%	2.8%
Impairment of goodwill	—%	85.7%	—%	30.2%

Operating income (loss)	11.2%	(81.1)%	7.1%	(22.1)%
Loss on repayment of convertible notes, net	—%	—%	—%	(3.5)%
Loss on short-term investments, net	—%	—%	—%	(0.9)%
Interest income	0.6%	0.6%	0.8%	1.0%
Interest expense	(2.3)%	(2.2)%	(2.3)%	(2.6)%

Income (loss) from continuing operations before taxes	9.4%	(82.7)%	5.5%	(28.1)%
Income tax provision	2.9%	0.5%	1.8%	0.6%

Income from continuing operations	6.5%	(83.2)%	3.7%	(28.7)%
Income (loss) from discontinued operations, net of tax	1.4%	(0.6)%	—%	(0.9)%

Net income (loss)	7.9%	(83.9)%	3.7%	(29.6)%

Net Revenue:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Net Revenue (dollars in thousands):
Communications	$35,184	$33,424	$1,760	5.3%	$102,811	$98,890	$3,921	4.0%
Government	21,342	22,744	(1,402)	(6.2)	62,845	60,596	2,249	3.7

Total Net Revenue	$56,526	$56,168	$358	0.6%	$165,656	$159,486	$6,170	3.9%
Percentage of Revenue	100.0%	100.0%			100.0%	100.0%

Third Quarter of Fiscal 2010: Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2010, net revenue was flat, compared to the corresponding quarter of fiscal 2009. Communications revenue increased $1.8 million, or 5.3%, compared to the same quarter for the prior year, primarily due to higher sales of GPS timing modules for WiMax base stations and higher installation and service revenue. Government revenue decreased $1.4 million, or 6.2%, compared to the same quarter for the prior year, due primarily to lower sales of government communications and signal intelligence systems.

First Nine Months of Fiscal 2010: In the first nine months of fiscal 2010, net revenue increased $6.2 million, or 3.9%, compared to the corresponding period of fiscal 2009. Revenue for Communications increased $3.9 million, or 4.0%, compared to the same period for the prior year, due to stronger sales to telecommunications providers, higher shipments of GPS timing modules for WiMax base stations, and higher installation services. Government revenue increased by $2.2 million, or 3.7%, compared to the same period for the prior year, due to higher sales of atomic clocks and hydrogen masers offset by lower sales of government communication and signal intelligence systems.

Gross Profit:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Gross Profit (dollars in thousands):
Communications	$18,189	$16,882	$1,307	7.7%	$49,491	$50,715	$(1,224)	(2.4)%
Government	9,692	9,973	(281)	(2.8)	26,363	27,400	(1,037)	(3.8)
Corporate related	(448)	(2,275)	1,827	(80.3)	(2,241)	(2,275)	34	(1.5)

Total Gross Profit	$27,433	$24,580	$2,853	11.6%	$73,613	$75,840	$(2,227)	(2.9)%
Percentage of Revenue	48.5	%43.8%			44.4%	47.6%

Third Quarter of Fiscal 2010: Gross profit in the third quarter of fiscal 2010 increased by $2.9 million, or 11.6%, compared to the corresponding quarter of fiscal 2009. Gross profit as a percentage of revenue increased by 4.7% primarily due to lower restructuring costs and higher Communications business profit. Gross profit for Communications increased by $1.3 million, or 7.7%, which is greater than the revenue increase of 5.3%, primarily due to improved synchronization systems margins and lower period costs and variances. Gross profit for Government decreased by $0.3 million, or 2.8%, which is less than the revenue decrease of 6.2%, primarily due to better margins on our atomic clocks following the consolidation of our atomic clock facilities, and an improved mix of GPS timing products.

Corporate related restructuring charges decreased $1.8 million, or 80.3%, due to severance and facility shutdown costs related to the restructuring activities announced in the second half of fiscal 2009. We expect that restructuring charges will increase in the fourth quarter of fiscal 2010 due to the phased closure of our Puerto Rico manufacturing facility, which we anticipate will be complete by the fourth quarter of fiscal 2011.

First Nine Months of Fiscal 2010: Gross profit in the first nine months of fiscal 2010 decreased by $2.2 million, or 2.9%, compared to the corresponding period of fiscal 2009. Gross profit as a percentage of revenue declined by 3.2%. Gross profit for Communications decreased by $1.2 million, or 2.4%, despite a revenue increase of 4.0%, primarily due to a change in product mix towards lower margin products, including installation services. Gross profit for Government decreased by $1.0 million, or 3.8%, despite a revenue increase of 3.7%, primarily due to lower margins on government contracts, and higher period costs and variances.

Corporate related restructuring charges for the first nine months of fiscal 2010 were comparable to the same period in fiscal 2009.

Operating Income :

	Three Months Ended		$Change	% Change	Nine Months Ended		$Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Operating Income (loss) (dollars in thousands):
Communications	$9,201	$(19,098)	$28,299	148.2%	$21,745	$(5,237)	$26,982	515.2%
Government	4,601	(14,660)	19,261	131.4	10,800	(7,544)	18,344	243.2
Corporate related	(7,498)	(11,779)	4,281	(36.3)	(20,854)	(22,530)	1,676	(7.4)

Total Operating Income	$6,304	$(45,537)	$51,841	113.8%	$11,691	$(35,311)	$47,002	(133.1)%
Percentage of Revenue	11.2%	(81.1)%			7.1%	(22.1)%

Third Quarter of Fiscal 2010: Operating income for Communications increased by $28.3 million or 148.2% due primarily to a $28.0 million goodwill impairment charge taken in the third quarter of fiscal 2009. Operating income for Government increased $19.3 million or 131.4% due primarily to a $20.1 million goodwill impairment charge taken in the third quarter of fiscal 2009. Corporate related operating expenses decreased $4.3 million or 36.3% due to lower restructuring charges in the third quarter of fiscal 2010.

First Nine Months of Fiscal 2010: Operating income for Communications increased by $27.0 million or 515.2% due primarily to a $28.0 million goodwill impairment charge taken in the third quarter of fiscal 2009. Operating income for Government increased $18.3 million or 243.2% due to a $20.1 million goodwill impairment charge taken in the third quarter of fiscal 2009. Corporate related operating expenses decreased $1.7 million or 7.4% due to lower restructuring charges in the first nine months of fiscal 2010.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		Change	% Change	Nine Months Ended		Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Research and development expense (dollars in thousands)	$5,684	$4,705	$979	20.8%	$17,511	$16,602	$909	5.5%
Percentage of Revenue	10.1%	8.4%			10.6%	10.4%

Third Quarter of Fiscal 2010: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the third quarter of fiscal 2010 increased $1.0 million, or 20.8%, compared to the same quarter of fiscal 2009 due primarily to higher incentive compensation and fringe benefit costs. We expect research and development expenses to increase modestly in the fourth quarter of fiscal 2010.

First Nine Months of Fiscal 2010: Research and development expense in the first nine months of fiscal 2010 increased $0.9 million, or 5.5%, compared to the same period of fiscal 2009 due primarily to higher incentive compensation, stock based compensation, and fringe benefit costs.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Selling, general and administrative (dollars in thousands)	$14,385	$13,531	$854	6.3%	$42,183	$41,625	$558	1.3%
Percentage of Revenue	25.4%	24.1%			25.5%	26.1%

Third Quarter of Fiscal 2010: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased by 6.3%, or $0.9 million, to $14.4 million for the third quarter of fiscal 2010, compared to $13.5 million for the corresponding quarter of fiscal 2009. The increase in expenses was due primarily to higher incentive compensation and fringe benefit costs in the third quarter of fiscal 2010, and higher sales commissions. These increases were partially offset by lower severance costs. We expect selling, general and administrative expenses to increase modestly in the fourth quarter of fiscal 2010.

First Nine Months of Fiscal 2010: Selling, general and administrative expenses for the first nine months of fiscal 2010 were comparable to the corresponding period of fiscal 2009.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Amortization of intangible assets (dollars in thousands)	$62	$102	$(40)	(39.2)%	$219	$308	$(89)	(28.9)%
Percentage of Revenue	0.1%	0.2%			0.1%	0.2%

Amortization of intangibles decreased in fiscal 2010 compared to the respective corresponding periods of fiscal 2009 due to certain assets becoming fully amortized during the first nine months of fiscal 2010.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Restructuring charges (dollars in thousands)	$998	$3,635	$(2,637)	(72.5)%	$2,009	$4,472	$(2,463)	(55.1)%
Percentage of Revenue	1.8	%6.5%			1.2%	2.8%

Restructuring charges decreased in the third quarter and first nine months of fiscal 2010 compared to the respective corresponding periods of fiscal 2009 due to severance and facility shutdown costs related to the restructuring activities announced in the second half of fiscal 2009. We expect that restructuring charges will increase in the fourth quarter of fiscal 2010 due to the phased closure of our Puerto Rico manufacturing facility, which we anticipate will be complete by the fourth quarter of fiscal 2011.

Goodwill impairment:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Impairment of goodwill (dollars in thousands)	$—	$48,144	$(48,144)	(100.0)%	$—	$48,144	$(48,144)	(100.0)%
Percentage of Revenue	—%	85.7%			—%	30.2%

In the third quarter of fiscal 2009, we recognized goodwill impairment charges of $28.0 million and $20.1 million related to our Communications and Government reporting segments, respectively.

Loss on repayment of convertible notes, net:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Loss on repayment of converible notes, net (dollars in thousands)	$—	$—	$—	—%	$—	$(5,623)	$5,623	(100.0)%
Percentage of Revenue	—%	%			—%	(3.5)%

In the first quarter of fiscal 2009, we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million mostly related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009.

Loss on short-term investments, net :

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Loss on short-term investments, net (dollars in thousands)	$—	$—	$—	—%	$—	$(1,368)	$1,368	(100.0)%
Percentage of Revenue	—%	%			—%	(0.9)%

The net loss on short-term investments recognized in the first three and nine months of fiscal 2009 is attributable to an “other than temporary” loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an “other than temporary” loss in fiscal 2008.

Interest income:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Interest income (dollars in thousands)	$350	$322	$28	8.7%	$1,316	$1,581	$(265)	(16.8)%
Percentage of Revenue	0.6%	0.6%			0.8%	1.0%

Interest income decreased by $0.3 million in the first nine months of fiscal 2010 compared to the same period in the prior year due to lower interest rates.

Interest expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Interest expense (dollars in thousands)	$(1,318)	$(1,243)	$(75)	6.0%	$(3,862)	$(4,102)	$240	(5.9)%
Percentage of Revenue	(2.3)%	(2.2)%			(2.3)%	(2.6)%

Interest expense decreased $0.2 million in the first nine months of fiscal 2010 compared to the same period in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009. Further, in the first quarter of fiscal 2010, we adopted FASB issued authoritative guidance on accounting for our contingent convertible subordinated notes. As a result of this adoption, interest expense includes non-cash interest costs of $2.3 million in the first nine months of both fiscal 2010 and fiscal 2009.

Income taxes:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Income tax expense (dollars in thousands)	$1,648	$292	$1,356	464.4%	$3,018	$991	$2,027	205%
Percentage of Revenue	2.9%	0.5%			1.8%	0.6%

Third Quarter of Fiscal 2010: Our income tax provision was $1.6 million in the third quarter of fiscal 2010, compared to $0.3 million in the corresponding quarter of fiscal 2009. Our effective tax rate in the third quarter of fiscal 2010 was 30.9 % on earnings before income taxes of $5.3 million, compared to an effective tax rate of 0.6% on losses before income taxes of $46.5 million in the corresponding period of fiscal 2009. The tax rate in the third quarter of fiscal 2010 was favorably impacted by increased research and development credits from the prior year, based on tax returns recently filed for fiscal 2009. The tax rate in the third quarter of fiscal 2009 was impacted by the impairment of goodwill, which provided no tax benefit. The tax rate in the third quarter of fiscal 2009 was also impacted by a state law change, which increased the provision in the quarter the state law was enacted.

First Nine Months of Fiscal 2010: Our income tax provision was $3.0 million in the first nine months of fiscal 2010, compared to a $1.0 million provision in the corresponding period of fiscal 2009. Our effective tax rate in the first nine months of fiscal 2010 was 33.0 % on earnings before income taxes of $9.1 million, compared to an effective tax rate of 2.2% on losses before income taxes of $44.8 million in the corresponding period of fiscal 2009. The tax rate in the first nine months of fiscal 2009 was impacted by the impairment of goodwill, which provided no tax benefit. The tax rate and provision are not readily comparable because the prior year goodwill impairment generated a large loss before income taxes, while in the first nine months of fiscal 2010, we reported $9.1 million as earnings before income taxes.

Loss from discontinued operations:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 28, 2010	March 29, 2009			March 28, 2010	March 29, 2009
Income (loss) from discontinued operations, net of tax (in thousands)	$804	$(358)	$1,162	(324.6)%	$38	$(1,428)	$1,466	(103)%
Percentage of Revenue	1.4%	(0.6)%			—%	(0.9)%

In the third quarter of fiscal 2010, we completed the sale of our QoE business. The $1.2 million increase in income from discontinued operations in the third quarter of fiscal 2010 and $1.5 million increase in income from discontinued operations in the first nine months of fiscal 2010 compared to the same periods in fiscal 2009 are mainly attributable to the gain on sale of discontinued operations of $0.9 million, net of income taxes.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the third quarter of fiscal 2010 with the end of fiscal 2009 is discussed below:

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

Our backlog amounted to $42.9 million as of March 28, 2010, compared to $46.9 million as of June 28, 2009. The $4.0 million decline in backlog from June 28, 2009 is consistent with normal seasonal patterns in our Communications business. Our backlog, which is shippable within the next six months, was $31.6 million as of March 28, 2010, compared to $42.1 million as of June 28, 2009.

Government Contract Revenue:

As of March 28, 2010, we had approximately $10.3 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.4 million in contract revenue that was to be performed and recognized within 36 months following June 28, 2009. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

As of March 28, 2010, working capital was $182.9 million compared to $169.1 million as of June 28, 2009. As of March 28, 2010, the combined balances of cash and cash equivalents and short-term investments was $133.5 million compared to $112.8 million as of June 28, 2009.

Net cash provided by operating activities in the first nine months of fiscal 2010 was $25.5 million. The net cash provided by operating activities was driven by net income of $6.2 million and non-cash charges of: $5.2 million of depreciation and amortization expenses, $2.6 million in deferred income taxes, $2.6 million of stock-based compensation expense, $2.3 million in non-cash interest expense, $1.2 million related to the provision for excess and obsolete inventory, $0.9 million related to the gain on sale of discontinued operations and a net $0.3 million for other non-cash adjustments to net income, for a total of $19.6 million of operating cash inflows. Changes in working capital assets and liabilities increased cash flows from operations by approximately $6.0 million, comprised of a $5.5 million decrease in accounts receivable, $1.9 million decrease in prepaids and other assets, $0.3 million decrease in inventories, and a $3.9 million increase in other accrued liabilities, partially offset by a $3.4 million decrease in accrued compensation and $2.2 million decrease in accounts payable. The $49.2 million net cash used for investing activities in the first nine months of fiscal 2010 was attributable to $79.8 million in purchases of short-term investments and $6.7 million in purchases of property and equipment, partially offset by $35.4 million in maturities of short-term investments and $1.9 million cash proceeds from the sale of QoE.

Our days sales outstanding in accounts receivable was 59 days as of March 28, 2010, compared to 64 days as of June 28, 2009.

Contingencies

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant non-observable inputs (Level 3 fair value measurements). The guidance became effective for us in the quarter ended March 28, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance codifying a single source of authoritative nongovernmental U.S. GAAP. This guidance does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are currently effective for us. The adoption of this pronouncement did not have an impact on our condensed consolidated financial statements, but has impacted our financial reporting process by eliminating all references to pre-codification standards. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of March 28, 2010, we had cash and cash equivalents of $49.1 million and short-term investments of $84.4 million. Currently our short-term investment portfolio consists mainly of government sponsored entity and corporate debt securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to these debt securities, which are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase or decrease immediately and uniformly by 10% from the levels prevailing as of March 28, 2010, the fair value of the portfolio would not change by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we have the ability and currently intend to hold these investments to recovery, which may be maturity, and therefore we believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

On June 8, 2005, we issued convertible subordinated notes with a fixed rate of interest of 3.25%, which have no interest rate risk impact to our business.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Germany. Although we transact business with various countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. Based on our foreign currency denominated assets as of March 28, 2010, a hypothetical 10% adverse change in British Pounds or Euro against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such assets or other accounts denominated in foreign currencies resulting from even a sudden and significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2010 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We added the following risk factor in the third quarter of fiscal 2010:

If we fail to properly transition our manufacturing currently performed at our Puerto Rico facility to our contract manufacturer, we may experience shipment delays, cost overruns, excess inventory and/or other problems, which may adversely impact our business and operating results, and we will be dependent on this contract manufacturer

Prior to the fourth quarter of fiscal 2010, we contracted with Sanmina-SCI to produce sub-assemblies as part of our outsourced manufacturing strategy. In a significant expansion of this agreement, we announced in the fourth quarter of fiscal 2010 that we were transitioning all manufacturing at our Puerto Rico facility, which is our largest manufacturing facility, to Sanmina-SCI.

We expect to complete this transition by the fourth quarter of fiscal 2011. The transition will be inherently difficult. If the transition does not go as expected, it could result in the following, each of which could have an adverse effect on our business and operating results and our business reputation:

•	delay of shipments;

•	unexpected cost overruns;

•	overstock of inventory as a result of building excessive buffer stock; and

•	quality issues with outsourced products.

Once the transition is complete, our reliance on one primary contract manufacturer to produce a significant portion of our products could expose us to the following potential risks, each of which could have an adverse effect on our business and operating results:

•	less control over product quality, leading to product reliability problems;

•	increased costs and/or product shipment delays; and

•	any financial problems at Sanmina-SCI either limiting supply or increasing our costs.

In addition, we cannot assure you that Sanmina-SCI will continue to be willing and able to meet our requirements for our outsourced operations, which could have an adverse effect on our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended March 28, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2009 through January 24, 2010	4,399	$5.42	—	1,495,338
January 25, 2010 through February 21, 2010	—	$—	—	1,495,338
February 22, 2010 through March 28, 2010	—	$—	—	1,495,338

Total	4,399	$5.42	—

No stock was repurchased in the third quarter of fiscal 2010 as part of the repurchase program. As of March 28, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.5 million.

A total of 4,399 shares were repurchased by us in the third quarter of fiscal 2010 for an aggregate price of approximately $24,000 to cover the cost of withholding of personal income taxes on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[RESERVED.]

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

DATE: May 7, 2010	By:	/s/ DAVID G. CÔTÉ
Dave G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

DATE: May 7, 2010	By:	/s/ JUSTIN SPENCER
Justin Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)