Form 10-K
period 2010-06-27
SYMMETRICOM INC
filed 2010-09-10
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 27, 2009, as reported on The NASDAQ Stock Market LLC was approximately $228,392,175. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 20, 2010, there were approximately 43,502,587 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 27, 2010

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expect,” “anticipate,” “estimate,” “believe,” “plan,” “will,” “may,” “intend,” “can,” “project” and similar expressions are intended to identify forward-looking statements. These statements in “Fiscal 2011 Outlook” and elsewhere are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the transition of our manufacturing operations in Puerto Rico to our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, “Risk Factors.”

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” all references to “Symmetricom,” “we,” “us,” and “our” mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

TimeSource, SMARTCLOCK, BesTime, GoLong, GoWide, TimeHub, TimePictra, TimeCesium, TimeProvider, TimeCreator, TimeScan and, PackeTime are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.	Business

Overview

Symmetricom, a world leader in precise time solutions, sets the world’s standard for time. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Our customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, synchronization systems, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

We manufacture precision time products that allow our customers to keep accurate time to within 40 billionths of a second over a 24-hour period. Our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in their accuracy. To place the accuracy or resolution of our clocks in perspective, if a clock accumulates a 40 billionth of a second time error over a 24-hour period, it will require more than 60,000 years to accumulate an error of one second. This same “time of day” precision enables our time products to offer very precise frequency sources and references.

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

Industry Background

The markets we serve include:

•	Communications service providers;

•	Network equipment manufacturers (base stations, routers, aggregation systems) and silicon suppliers;

•	Aerospace/Defense;

•	IT infrastructure; and

•	Science and metrology.

Reportable Segments

Symmetricom is organized into two reportable segments corresponding to two business units, the Communications business unit and the Government business unit.

Net revenue, gross profit, and operating income (loss) attributable to each of these reportable segments for each year in the three-year period ended June 27, 2010, is contained in Note 15 of the consolidated financial statements. We do not allocate assets, corporate operating expenses (which includes restructuring and integration charges) interest and other income, interest and other expense, and taxes to these individual reportable segments.

Communications

Our Communications business unit provides timing technologies and services for worldwide communications infrastructure. Product families include primary reference sources, synchronization distribution systems, embedded components and software, and test and measurement equipment, all of which support the time and synchronization requirements of communications networks and equipment. Specific products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; the PackeTime™ product suite based on technologies such as IEEE 1588 (PTP) and NTP; Data Over Cable Service Interface Specifications (DOCSIS) timing interface systems; network management and monitoring software; timing test equipment; and embedded hardware and software solutions for OEM integration. Symmetricom holds numerous patents in advanced control algorithms for various types of deployments.

Network service providers are driven by economics and competitive forces to evolve their infrastructures toward packet-based technologies. In fiscal 2010, we participated in the deployments and modernization of several synchronization networks with certain service providers and helped others develop future plans for such efforts. Our products also enabled multiple cable multi-service operators worldwide to expand the performance of their broadband offering.

We continue to build a strong portfolio of precise time and frequency solutions to address the growing synchronization requirements of all layers of existing circuit switched network and next-generation packet networks. The addition of a broader range of embedded solutions enables network equipment manufacturers and silicon solution developers to provide robust synchronization solutions as part of their own offerings.

Government

Symmetricom’s Government business unit provides time technology products for aerospace/defense, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Product families include timescale clock sources, network time servers, network time displays, time code generators, bus level timing cards, primary reference standards such as rubidium and cesium oscillator standards, high stability masers, ruggedized crystal oscillators, and custom time & frequency systems. Customer applications include synchronization of government communication networks, synchronization of computer networks, reference timing for radar, ranging, fire-control and other defense electronic systems, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the business unit provides strong application engineering capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements.

During fiscal 2010, the business unit continued to emphasize government program business in secure mobile, satellite, and wireline communications, as well as other defense platform upgrades including destroyers, submarines, and unmanned aerial vehicles (UAVs).

Communications Business Unit Markets and Products

Communications Business Unit Markets:

Within our Communications business, we serve the wireless, wireline and cable infrastructure markets.

Communications Business Unit Products:

Synchronization Products

We sell our synchronization products to wireless, wireline and cable service provider markets. Commonly, our products are used to synchronize wireline communications; to provide the precise timing needed for DOCSIS 3.0 broadband services; and to provide synchronization and timing support to wireless base station deployments.

The telecommunications network consists of a series of interconnected switching equipment and other components that route information (i.e., voice, video, and data) through the network. For these networks to function efficiently, each network must be synchronized to a traceable time reference, and the individual nodes within the network must operate within precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference which enables digital switching, routing and transmission systems to operate at a common, synchronized clock rate, thereby aligning time slots, which increases bandwidth utilization while minimizing signal degradation and reducing errors throughout a network.

Our core system products are built on atomic clock and GPS technologies and provide for the generation, distribution, and management of communications synchronization infrastructure.

•	Primary Reference Sources (PRS)—consists of the GPS-based TimeSource® family, and the cesium-based TimeCesium® family of products.

•

Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the carrier-class SSU 2000 and TimeHub®, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) & IEEE 1588 (PTP) plug-in server cards supporting critical applications for next generation networks. Other key products include the TP5000 PTP Grandmaster, the Time Provider 1000, the industry’s first node clock (hybrid SSU & PRS), TimeCreator®, the first DOCSIS Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireless, wireline and cable markets.

•	Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, TimeScan, the PC-based system, and TimeCraft, the advanced GUI management tool.

Embedded Products

Our software, component and sub-system (module) products enable network equipment manufacturers to achieve stable timing for applications requiring high precision frequency and timing information, such as wireless base stations, digital television transmission and instrumentation.

Specific embedded products we provide include:

•

1588 soft client technologies that can be embedded into various generations of base stations, femto cells and network devices to provide time and frequency capabilities to interoperate with 1588 grand masters; this packet-based protocol (PTP 1588) enables NGN-based services when operators transition from legacy networks to IP-based infrastructures.

•	Rubidium atomic oscillators with various performance levels.

•	GPS accessory components, which include receiving antennas, timing antennas, splitters, amplifiers, and lightning protectors.

•

Sub-system cards or modules used within another manufacturer’s equipment such as wireless base stations or broadband wireless solutions. These are customized for each manufacturer, using a combination of GPS, quartz oscillators, rubidium atomic oscillators, input/output signals and control algorithms. Some of the control algorithms are contained in our BesTime® technology.

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

Services

We also provide lifecycle services for Symmetricom product lines. Service offerings fall into five main categories:

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

Government Business Unit Markets and Products

Government Business Unit Markets:

The aerospace, defense, metrology, timekeeping, and IT infrastructure markets require precision time and frequency instruments and reference standards. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense, and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

Government Business Unit Products:

We offer a wide variety of precision time and frequency products sold primarily to the aerospace and defense, metrology and IT infrastructure sectors. These products can generally be divided into the following broad categories:

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

•

Custom time & frequency systems—We design and build custom time and frequency systems to address critical applications in aerospace/defense and government markets. Time scale systems for national time keeping and two way time transfer system for GPS autonomy are examples of systems we deliver to our customers

Sales Operations

We sell our products directly to customers, through domestic and international distributors, through systems integrators, and manufacturer sales representatives. In the United States, our Communications products are primarily sold through our sales force and manufacturer sales’ representatives to network service operators and network equipment manufacturers. Our Government business unit’s instrumentation products are primarily sold through manufacturer sales representatives and our enterprise products are primarily sold through telesales and the Internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of June 27, 2010, we had 53 active United States patents. The active patents issued will expire between September 2010 and September 2028. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

Our manufacturing process primarily consists of assembly, test, configuration and logistics at our manufacturing sites in Aguadilla, Puerto Rico; Beverly, Massachusetts; and Tuscaloosa, Alabama. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California and Boulder, Colorado. The Boulder, Colorado and Santa Rosa, California facilities are registered to ISO9000:2000, while our Beverly, Massachusetts; Aguadilla, Puerto Rico and San Jose, California (engineering processes) have been upgraded to meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

We use various contract manufacturers to build our printed board assemblies and in some cases full product fabrication. During fiscal 2008 and 2009, we outsourced all of our printed circuit board assemblies from our Puerto Rico facility to Sanmina-SCI Corporation (Sanmina-SCI), which has facilities in China, the United States, and other regions, in order to lower manufacturing costs and take advantage of best-in-class production processes.

In the fourth quarter of fiscal 2010, we announced a plan to transfer product fabrication processes and related activities from our Aguadilla, Puerto Rico facility to Sanmina-SCI facilities. As part of the plan, we plan to eliminate approximately 150 positions, or about 20% of our total workforce. The plan is underway and expected to be completed by the end of the third quarter of fiscal 2011.

Seasonality

Our business tends to generate stronger revenues in the second half of the fiscal year as communications service providers release their capital budgets for the calendar year.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $42.5 million as of June 27, 2010, compared with $46.9 million as of June 28, 2009. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2010, no single customer accounted for more than 10% of our net revenue. Our export sales outside the United States accounted for 33%, 36% and 33% of our net revenue in fiscal 2010, 2009, and 2008 respectively. For additional information regarding our export sales, see Note 15 to our consolidated financial statements.

Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

Competition in the communications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Brilliant Telecommunications, Emrise Corp., Frequency

Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our embedded components and software products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our Government business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary).

Research and Development

Our development efforts include designing and developing hardware and software products, and providing enhanced functionality to our existing products. We also do primary research in fundamental time and frequency components and systems paid for by the U.S. government. In addition to our research and development programs listed below, we utilize domestic and international contractors (primarily in India) to assist us in our research and development activities. Our product development programs include:

•	Communications synchronization

•	Network management software

•	Network time servers

•	Ruggedized time and frequency component for space, defense and avionic applications

•	Precision time and frequency references

•	Primary frequency references

•	GPS-based time and frequency instruments and bus cards

•	Time and frequency distribution products

•	Phase noise test sets

•	Timescale systems

•	Time and frequency reference systems

In fiscal 2010, we enhanced our Communications portfolio by expanding our IEEE 1588 (PTP) offering to include the TimePictra 4.0 end-to-end synchronization management platform, a line of embedded sync software solutions, TimeAnalyzer test and measurement tools, and a client reference design for network equipment manufacturers implementing Carrier Ethernet. For Government markets, we introduced an IEEE 1588 PTP v.2 grandmaster clock for ultra-precise time over Ethernet networks, PCI time and frequency computer plug-in cards, a commercial time-scale system, and an enhanced time and frequency receiver.

In fiscal 2010, 2009 and 2008, overall research and development expenditures were $23.7, $23.4 million and $22.7 million; respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

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

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing processes and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See “Item 3. Legal Proceedings” and “Item 1A. Risk Factors—Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

At June 27, 2010, we had approximately 700 employees. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of August 31, 2010 and brief summaries of their business experience over the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
David G. Côté	56	President and Chief Executive Officer
Justin R. Spencer	39	Chief Financial Officer
James Armstrong	44	Executive Vice President & General Manager, Communications Business Unit
Daniel Scharre	59	Executive Vice President & General Manager, Government Business Unit
Philip Bourekas	46	Executive Vice President, Marketing
Juan Dewar	49	Executive Vice President, Global Sales & Support

Mr. Côté was appointed as President and Chief Executive Officer of Symmetricom in August 2009. Prior to joining Symmetricom, Mr. Côté was Chief Executive Officer and President at Packeteer, Inc., a leading provider of Internet application infrastructure systems, from 2002 to 2008.

Mr. Spencer has served as Chief Financial Officer of Symmetricom since September 2008. Prior to joining Symmetricom, Mr. Spencer served as Chief Financial Officer at Covad Communications, a provider of broadband integrated voice and data communications, from June 2007 until April 2008. From November 2002 until May 2007, Mr. Spencer served in various positions at Covad including Interim Chief Financial Officer, Vice President of Finance, and corporate development and product management roles.

Dr. Armstrong has served as Executive Vice President and General Manager, Communications Business Unit, since February 2008. Mr. Armstrong joined Symmetricom in September 2006 and served as Vice President of Engineering for the Communications Business Unit from September 2006 to January 2008. From July 2002 to May 2006, Mr. Armstrong was the Vice President of Engineering and later President of Movidis, Inc., a developer of network equipment for the OEM and enterprise markets.

Dr. Scharre has served as Executive Vice President and General Manager, Government Business Unit, since August 2010. Dr. Scharre joined Symmetricom in April 2010 and served as Vice President of Marketing and Business Development for the Government Business Unit from April 2010 to August 2010. From August 2007 to November 2009, Dr. Scharre was the Chief Executive Officer of Calient Networks, a manufacturer of fiber optic cross-connection systems for telecommunications service providers; from November 2006 to August 2007, he was the Chief Operations Officer of Teak Technologies, a provider of Ethernet switching solutions; and from December 2004 to June 2006, he was the Chief Executive Officer of Loea Corporation, a developer of high-bandwidth, wireless point-to-point networking solutions.

Mr. Bourekas joined Symmetricom as Executive Vice President, Marketing, in November 2009. Prior to joining Symmetricom, Mr. Bourekas served in a variety of roles at Integrated Device Technology, Inc., a developer of mixed signal semiconductor solutions for digital media, from August 1988 to April 2009, including as VP of Worldwide Marketing, VP and GM of the Audio Products Division, and VP of Strategic Marketing for Computing and Consumer Products.

Mr. Dewar joined Symmetricom as Executive Vice President, Worldwide Sales in March 2010. Prior to joining Symmetricom, Mr. Dewar served as Vice President Worldwide Sales of Pureenergy Solutions, a provider of wire-free power and energy storage solutions, during 2009. From 2006 to 2008, Mr. Dewar served as CEO and Senior Vice President, Global Sales and Services at Tira Wireless, a mobile content porting company. Mr. Dewar served in various positions at Sun Microsystems, Inc. from 1997 to 2006.

Item 1A.	Risk Factors

Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future, which could cause our stock price to be volatile and result in losses to our investors

We believe that period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly and annual operating results have fluctuated in the past and will likely continue to fluctuate in the future. Some of the factors that could cause our future operating results to fluctuate include:

•	the resumption of recent adverse economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	our dependence upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	the gain or loss of significant customers;

•	changes in our products or mix of sales to customers;

•	the possibility that, despite our having been approved as a supplier in requests for proposals from several major Communications customers, these proposals will not result in any purchases;

•	timing of purchases from customers on projects may be impacted due to spending delays, availability of resources for installation, and delays in new product availability;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage the long sales cycle associated with our products;

•	customer delays in upgrading their old equipment with our new products;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	our ability to introduce new products in new and existing markets on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	fluctuations in government spending for infrastructure investment;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to manage fluctuations in the average selling prices of our products;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators and cesium tubes;

•	our ability to timely implement changes developed as a result of our process improvement projects without negatively impacting operations;

•

customers in the Communications market may switch from buying rubidium-based products, which we internally manufacture, to quartz-based products, which we purchase and sell at a lower price point, which may result in lower revenue and gross margins;

•	customer labor strikes, which could result in reduced sales volume;

•	our ability to collect receivables from our customers;

•	deferring revenue for orders shipped in a period, especially for new markets;

•	our ability to establish in a timely fashion subsidiaries in new geographic regions, which our customers or potential customers may require to do business with us in those regions;

•	foreign currency fluctuations;

•	our ability to manage complex transactions with customers in new geographic regions;

•	restructuring and integration-related charges; and

•	intangible assets impairment charges related to acquisitions and related long-term assets.

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

We expect to complete this transition by the fourth quarter of fiscal 2011. If the transition does not go as expected, it could result in the following in addition to other potential issues, each of which could have an adverse effect on our business and operating results and our business reputation:

•	delay of shipments;

•	unexpected cost overruns;

•	overstock of inventory as a result of building excessive buffer stock; and

•	quality issues with outsourced products.

Once the transition is complete, our reliance on one primary contract manufacturer to produce a significant portion of our products could expose us to the following potential risks in addition to others, each of which could have an adverse effect on our business and operating results:

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

A substantial portion of our quarterly revenue is attributable to shipments made in the latter part of each respective quarter

Typically, approximately 50% or more of our quarterly shipments occur in the last month of the quarter. In addition, a substantial portion of these quarterly shipments are ordered by our customers and shipped within the same quarter. If these orders or shipments are either delayed or the orders are not received, material fluctuations in our quarterly revenues and operating results will occur, and could cause our quarterly profitability to fall significantly short of our predictions.

The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors of our synchronization products include Brilliant Telecommunications, Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., and Oscilloquartz SA. Competitors of our embedded components products include Frequency Electronics, Inc. and Trimble Navigation, Ltd. Competitors of our Government business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary). In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to lower orders, the delay of customer orders or cancellation of existing orders

During fiscal 2010 and 2009, no single customer accounted for more than 10% of our revenue. During fiscal 2008, two customers each accounted for more than 10% of our revenue. Nevertheless, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We perform increasing amounts of research and development and manufacturing offshore to lower costs; these efforts may impact our ability to deliver products to our customers, complete research and development projects on a timely basis, and cause potential misappropriation of our intellectual property

We depend upon research and development and manufacturing activities outside of the United States, and as our international research and development and manufacturing activities increase, we will be increasingly exposed to various legal, business, political and economic risks associated with these international operations. In particular, over the past few years, we have developed a research and development facility in Beijing, China and outsourced a portion of our manufacturing to a contract manufacturer at a facility in Southern China. While these activities have allowed us to reduce costs, they have and will continue to expose us to risks inherent in doing business in the People’s Republic of China. We cannot assure you that labor disruptions, currency fluctuations, and misappropriation of our intellectual property and other risks will not occur, any of which could materially adversely impact our ability to deliver products to our customers and our operating results.

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

We have engaged in acquisitions in the past, including the acquisitions of TrueTime, Datum, QoSmetrics, S.A. and TSC, and may pursue other acquisition and investment opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

•	we may be exposed to unknown liabilities of the acquired business;

•	we may not realize the revenue, cost savings or profits that we expect the acquired business to generate and incur significant write-offs;

•	we may encounter unanticipated acquisition or integration costs that could cause our quarterly or annual operating results to fluctuate;

•	our management’s attention may be diverted from our core business; and

•	we may not be successful in entering new markets in which we have no or limited experience.

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

Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on the Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union.

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

Recently, the European Union launched the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) initiative that will require parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage.

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation that may be enacted in other countries and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Third parties may assert intellectual property infringement claims, which would be costly to defend and may result in our loss of significant rights

The technology industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time we have received claims asserting that we have infringed the proprietary rights of others. We cannot assure you that third parties will not assert infringement claims against us in the future, or that any such claims will not result in costly litigation or require us to obtain a license for such intellectual property rights regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. In the event any necessary licenses are not available, we may not be able to sell or distribute our products, which may have a material adverse effect on our business.

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

Our critical business and manufacturing facilities in Beverly, Massachusetts; San Jose, California; Santa Rosa, California; Puerto Rico; Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers and suppliers, are located near known hurricane zones, earthquake fault zones, tornado zones, and flood plains, and the occurrence of these events or other catastrophic disasters could cause damage to our facilities and equipment, which could require us, as well as our customers and suppliers to cease, curtail or disrupt operations

Capacity constraints, systems failures or security breaches could prevent access to our computer systems, which could interrupt our business and harm our daily operations

Our business goals of performance, reliability and availability require that we have adequate capacity in our computer systems to support our operations. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer internal personnel enhanced services, capacity, features and functionality. Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer system has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Even though we have a formal disaster recovery plan, it may not completely prevent any system failure or security breach that causes an interruption in our business and daily operations.

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

Based upon recent events in the credit market, we may be impacted by the following risks:

•

We may experience temporary or permanent declines in the value of certain instruments which would be reflected in our consolidated financial statements. During fiscal 2009, we recorded $1.4 million in losses related to short-term investments;

•	We may experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

•	We may not be able to reasonably value our investments if there is not a liquid resale market for those instruments; and,

•

We may experience losses on the sale of certain instruments if we do not have sufficient operating cash to run our business and are required to sell short-term investments to meet cash flow requirements

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

In past years, we have identified material weaknesses that have led us to restate our consolidated financial statements. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards), or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price.

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

Future losses or low profitability may create uncertainty about the realizability of our $43.7 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net income. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following are our principal facilities as of June 27, 2010:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose, CA	Headquarters, Manufacturing	Leased	All

Aguadilla, Puerto Rico	Manufacturing	Leased	All

Beverly, MA	Manufacturing	Owned (no encumbrances)/ Leased	All

Santa Rosa, CA	Manufacturing	Leased	Government Business Unit

Boulder, CO	Manufacturing	Leased	Government Business Unit

Beijing, China	Research and Development, Sales	Leased	Communications Business Unit

We also lease other facilities in the United States, Europe, and Asia to support research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

We formerly leased a tract of land for our operations in Texas. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of our participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. We have not yet been served in this matter. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties and intend to defend this lawsuit vigorously. As of June 27, 2010, we had an accrual of $85,000 for remediation costs and other ongoing monitoring costs.

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial position and results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol “SYMM”. We had approximately 945 stockholders of record as of August 31, 2010.

The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended June 28, 2009
First Quarter	$5.18	$3.84
Second Quarter	4.97	3.00
Third Quarter	4.29	2.58
Fourth Quarter	5.99	3.45

Year ended June 27, 2010
First Quarter	$6.54	$4.91
Second Quarter	5.46	4.39
Third Quarter	6.49	4.86
Fourth Quarter	7.12	5.01

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Form 10-K.

Stock Repurchase Program

As of June 27, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.3 million.

During fiscal 2010, we repurchased 0.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.3 million.

A further 0.1 million shares were repurchased by us in fiscal 2010 for an aggregate price of approximately $0.5 million to cover the cost of taxes on vested restricted stock.

The following table provides monthly detail regarding our share repurchases during the three months ended June 27, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 29, 2010 through April 25, 2010	—	$—	—	1,495,338
April 26, 2010 through May 23, 2010	1,100	$5.01	—	1,495,338
May 24, 2010 through June 27, 2010	171,178	$5.32	171,178	1,324,160

Total	172,278	$5.32	171,178

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

The following selected consolidated financial data for the fiscal years ended June 27, 2010, June 28, 2009, June 29, 2008, July 1, 2007, and July 2, 2006 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$221,316	$219,746	$206,386	$207,878	$176,112
Operating income (loss)(1),(2),(3)	12,129	(32,713)	6,947	14,704	(4,166)
Income (loss) from continuing operations before income taxes(4)	2,043	(43,218)	1,089	14,450	(5,823)
Income (loss) from continuing operations	2,546	(43,806)	(805)	10,423	(3,472)
Income (loss) from discontinued operations, net of tax(5),(6),(7)	(20)	(1,951)	(16,942)	(7,058)	921
Net income (loss)	2,526	(45,757)	(17,747)	3,365	(2,551)
Basic income (loss) per share from continuing operations	0.06	(1.01)	(0.02)	0.22	(0.08)
Basic income (loss) per share from discontinued operations	—	(0.04)	(0.38)	(0.15)	0.02
Basic net income (loss) per share	0.06	(1.05)	(0.40)	0.07	(0.06)
Diluted income (loss) per share from continuing operations	0.06	(1.01)	(0.02)	0.22	(0.07)
Diluted income (loss) per share from discontinued operations	—	(0.04)	(0.38)	(0.15)	0.02
Diluted net income (loss) per share	0.06	(1.05)	(0.40)	0.07	(0.05)

	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$231,387	$272,387	$367,672	$396,158	$377,484
Long-term obligations(8),(9)	8,296	51,769	46,301	92,050	88,307
Stockholders’ equity	183,852	179,528	233,331	256,807	247,928

(1)	During fiscal 2010, we recorded $10.3 million in restructuring charges related to lease loss and facility related charges, one-time termination benefits, and other restructuring related charges.

(2)	During fiscal 2009, we recorded an impairment charge of $48.1 million in goodwill, $9.7 million in restructuring charges related to lease loss and facility related charges and one time termination benefits.

(3)	During fiscal 2006, we recorded an impairment charge of $7.0 million in goodwill and $1.2 million in intangible assets related to our Communications business unit.

(4)	During fiscal 2009 and 2010, we recorded $5.6 million and $7.0 million, respectively, in non-cash charges related to repayment of convertible notes.

(5)	Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing /Other business segment was discontinued in the third quarter of fiscal 2007. Quality of Experience Assurance business segment was discontinued and sold in fiscal 2010.

(6)	During fiscal 2008, we recorded an impairment charge of $6.5 million in goodwill and $7.8 million in intangible assets related to our Quality of Experience Assurance business.

(7)	During fiscal 2007, we recorded an expense of $3.4 million for the income tax effect of the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc., which were acquired on January 2, 2007.

(8)	During fiscal 2010, we repurchased our outstanding $56.9 million principal amount of convertible notes, which had a carrying value of $48.7 million.

(9)	During fiscal 2009, we repurchased a principal amount of $63.1 million our outstanding convertible notes which had a carrying value of $48.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

Overview

Symmetricom, a world leader in precise time solutions, sets the world’s standard for time. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2008 through 2010 were 52-week fiscal years.

Fiscal Year 2010 Summary and Outlook

During fiscal 2010, Symmetricom made several key organizational changes and started a number of initiatives aimed at driving growth and creating a more efficient business model.

In terms of organizational changes, Greg Ruebusch was appointed Executive Vice President of Global Operations, Juan Dewar was appointed Executive Vice President of Global Sales and Support and Dan Scharre was appointed Executive Vice President and General Manager of our Government business unit. We also created the new role of Executive Vice President of Marketing, appointing Phil Bourekas, to focus on strengthening our corporate branding and market development efforts and on the strategic goal of extending our value proposition into additional markets that depend on time and frequency.

In connection with our initiatives focused on building a more efficient organization, we made the decision to transition our Puerto Rico manufacturing operations to Sanmina-SCI to improve our supply chain and cost model. Once fully implemented, this change will support the cost-effective production of our key timing products and technologies, and free up additional dollars to accelerate current growth initiatives and invest in new ones.

We also improved our strategic positioning and cost structure with the sale of our Quality of Experience (QoE) product line, which enabled an enhanced focus on our core time and frequency business.

Our key initiatives started in fiscal 2010 and aimed at driving growth include:

•

Growing our international and services revenue. In terms of international growth, we have added sales personnel in India and Japan. In terms of services growth, we are emphasizing our marketing and sales focus on our contract services business to maximize revenues and gross margins.

•	We continue to invest in the development and marketing of our new PackeTime product family and in expanding our line of embedded solutions.

Expansion of Our Outsourcing Arrangement with Sanmina-SCI

On April 6, 2010, we announced a restructuring plan to transfer product fabrication processes and related activities from our Aguadilla, Puerto Rico facility to Sanmina-SCI facilities. As part of the plan, approximately

150 positions will be eliminated or about 20% of our total workforce. We expect to incur restructuring charges of approximately $15.0 million in connection with the plan. Total restructuring charges are expected to include approximately $7.0 million in one-time termination benefits, approximately $5.7 million in facility shutdown charges and approximately $2.3 million in transfer and other restructuring related charges. As part of this restructuring, we incurred $3.4 million restructuring charges as of June 27, 2010. Total cash expenditures associated with the restructuring plan are expected to be approximately $13.5 million. Total non-cash charges associated with the restructuring plan are expected to be approximately $1.5 million, and mainly relate to additional depreciation charges for assets with shorter economic lives. We plan to build approximately $5.0 million in buffer inventory to support the transition. Upon completion, we expect the restructuring and other actions to reduce annual costs by approximately $6.0 million.

Sale of QoE

During the third quarter of fiscal 2010, we completed the sale of our video QoE business to Cheetah Technologies, L.P. (Cheetah). Cheetah acquired the assets related to the QoE product line and hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds are subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million will expire on July 1, 2011. As a result of this transaction, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes, in fiscal 2010. This gain reflects $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs, resulting in a $1.4 million gain on sales of discontinued operations, before income taxes. During fiscal year 2010, we also recognized a loss of $1.5 million on the operating results of QoE during this period. In addition, QoE will no longer be shown as a reportable segment within continuing operations and all comparative information from prior periods has been updated to reflect this change.

Selected financial information related to discontinued operations follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Revenue	$691	$1,085	$1,655
Loss on discontinued operations	$(1,454)	$(3,184)	$(26,367)
Gain on sale of discontinued operations	1,423	—	—

Loss before income taxes	(31)	(3,184)	(26,367)
Income tax benefit	(11)	(1,233)	(9,425)

Loss on discontinued operations, net of tax	$(20)	$(1,951)	$(16,942)

Segment Reporting Change

In the third quarter of fiscal 2010, we changed our segment reporting structure from four operating and reporting segments to two operating and reporting segments. This change was affected to better reflect how the Chief Operating Decision Maker (CODM) makes decisions about resource allocation and segment performance. The CODM, as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes. Operating income (loss) before income interest and taxes by operating segment excludes certain corporate related costs including selling, general and administrative costs not directly identifiable to the two operating costs as well as our restructuring costs. Symmetricom is now organized into two operating segments corresponding to our two divisions: Communications and Government. For each of these segments, we have separate financial information, including operating income (loss) amounts, which are evaluated regularly by our CEO. The comparative information from prior periods related to segments in the following section, Results of Operations, has been updated to reflect this change.

Convertible Notes

During the fourth quarter of fiscal 2010, we agreed to purchase approximately $56.9 million aggregate principal amount of our contingent convertible subordinated notes (Notes) in privately negotiated transactions, for a purchase price of $57.7 million, representing the par value principal amount of the Notes plus accrued and unpaid interest. This repurchase represented the repayment of all outstanding convertible notes prior to June 27, 2010. The purchased Notes will be retired and cancelled by the Company.

As a result of the full redemption of the Notes in the fourth quarter of fiscal 2010, we recognized a pre-tax loss of $7.0 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the fourth quarter of fiscal 2010.

Effective June 29, 2009, we adopted new authoritative guidance on accounting for our Notes. This guidance applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion and is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the liability component as of the issuance date.

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

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the year ended June 27, 2010, the total interest expense relating to our Notes was $4.7 million, including $1.9 million related to the contractual interest coupon and $2.8 million related to amortization of the discount on the liability component. For the year ended June 28, 2009, the total interest expense relating to our Notes was $5.3 million, including $2.2 million related to the contractual interest coupon and $3.1 million related to amortization of the discount on the liability component.

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

While there has been some improvement in general macro-economic conditions since late calendar year 2009 and 2010, the current macro-economic factors remain dynamic and uncertain and are likely to remain so into calendar 2011. If difficult economic conditions or the constrained credit environment markedly continue, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical accounting policies due to their subjective nature and judgments involved in each:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable and collectability is reasonably assured. Our standard arrangement for our domestic and international customers includes a signed purchase order or contract and no right of return of delivered products. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

We assess collectability based on the creditworthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However, for many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. If we determine that collection of the invoice is not reasonably assured, we recognize the revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

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

Accounting for Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

The carrying value of our net deferred tax assets, which are made up of tax deductions, net operating loss carryforwards and tax credits, assumes that we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

In fiscal 2008, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance on accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Short-term Investments

Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments, except the deferred compensation plan assets, are classified as available-for-sale. During fiscal 2009, we reclassified the deferred compensation plan assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for the deferred compensation obligation. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

During fiscal years 2009 and 2008, we recorded losses related to short-term investments of $1.4 million and $3.7 million, respectively. There were no losses related to short-term investments recorded in fiscal 2010.

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

Based on the results of our step one test, we determined that the fair values of the Communications and Government reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. As a result, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Communications reporting segment and $20.1 million related to the Government reporting segment.

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

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net revenue
Communications	61.4%	61.7%	62.6%
Government	38.6%	38.3%	37.4%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	52.8%	50.6%	54.9%
Amortization of purchased technology	0.6%	0.7%	0.9%
Restructuring charges	2.5%	1.8%	0.3%

Gross profit	44.1%	47.0%	43.9%
Operating expenses:
Research and development	10.7%	10.7%	11.0%
Selling, general and administrative	25.6%	26.4%	28.9%
Amortization of intangible assets	0.1%	0.2%	0.2%
Restructuring charges	2.1%	2.7%	0.4%
Impairment of goodwill	—%	21.9%	—%

Operating income (loss)	5.5%	(14.9)%	3.4%
Gain on sale of asset	—%	—%	0.3%
Loss on repayment of convertible notes, net	(3.2)%	(2.6)%	—%
Loss on short-term investments, net	—%	(0.6)%	(1.8)%
Interest income	0.7%	0.8%	3.5%
Interest expense	(2.1)%	(2.4)%	(4.8)%

Income (loss) from continuing operations before taxes	0.9%	(19.7)%	0.5%
Income tax provision (benefit)	(0.2)%	0.3%	0.9%

Income (loss) from continuing operations	1.2%	(19.9)%	(0.4)%
Loss from discontinued operations, net of tax	—%	(0.9)%	(8.2)%

Net Income (loss)	1.1%	(20.8)%	(8.6)%

Fiscal Years Ended June 27, 2010 and June 28, 2009

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Net Revenue (dollars in thousands):
Communications	$135,809	$135,496	$313	0.2%
Government	85,507	84,250	1,257	1.5

Total Net Revenue	$221,316	$219,746	$1,570	0.7%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, services and software licenses. Net revenue increased by $1.6 million or 0.7% in fiscal 2010 compared to fiscal 2009. Communications revenue was flat in fiscal 2010 compared to fiscal 2009. Revenue declines from our DOCSIS Timing Interface (DTI) products and international sales of our traditional sync products were offset by higher revenues from our new PackeTime products, higher sales of embedded timing systems for WiMax base stations, and higher installations services. Government revenue increased by $1.3 million, or 1.5%, compared to the same period for the prior year, due to higher sales of atomic clocks and hydrogen masers offset by lower sales of government communication and signal intelligence systems.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Gross Profit (dollars in thousands):
Communications	$67,192	$69,627	$(2,435)	(3.5)%
Government	35,953	37,461	(1,508)	(4.0)
Corporate related	(5,625)	(3,866)	(1,759)	45.5

Total Gross Profit	$97,520	$103,222	$(5,702)	(5.5)%
Percentage of Revenue	44.1%	47.0%

Gross profit decreased $5.7 million or 5.5% during fiscal 2010 compared to the prior year. Gross profit as a percentage of revenue declined by 2.9%. Gross profit for Communications decreased by $2.4 million, or 3.5%, despite a revenue increase of 0.2%, primarily due to a change in product mix towards lower margin products, including installation services. Gross profit for Government decreased by $1.5 million, or 4.0%, despite a revenue increase of 1.5%, primarily due to product mix toward lower margin products within our government communication and signal intelligence products.

Corporate related restructuring charges increased $1.8 million, or 45.5%, due to severance and other charges related to the planned closure of our Puerto Rico manufacturing facility, announced in the fourth quarter of fiscal 2010.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Operating Income (Loss) (dollars in thousands):
Communications	$30,055	$3,079	$26,976	876.1%
Government	14,587	(3,550)	18,137	(510.9)
Corporate related	(32,513)	(32,242)	(271)	0.8

Total operating income (loss)	$12,129	$(32,713)	$44,842	(137.1)%
Percentage of Revenue	5.5%	(14.9)%

Operating income: Operating income for Communications increased by $27.0 million or 876.1% due to a $28.0 million goodwill impairment charge taken in the third quarter of fiscal 2009. Operating income for Government increased $18.1 million or 510.9% due to a $20.1 million goodwill impairment charge taken in the third quarter of fiscal 2009. Corporate related operating expenses in fiscal 2010 were flat when compared to fiscal 2009.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Research and development expense (dollars in thousands)	$23,701	$23,421	$280	1.2%
Percentage of Revenue	10.7%	10.7%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants and facility costs. Research and development expense in fiscal 2010 increased $0.3 million, or 1.2%, compared to the same period of fiscal 2009 due to higher incentive compensation, stock based compensation, and fringe benefit costs.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Selling, general and administrative (dollars in thousands)	$56,743	$58,119	$(1,376)	(2.4)%
Percentage of Revenue	25.6%	26.4%

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. Selling, general and administrative expenses decreased by 2.4% to $56.7 million compared to $58.1 million for fiscal 2009. The decrease in expenses consisted primarily of lower salary expenses as a result of headcount reductions and lower outside services and consulting expenses.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Amortization of intangible assets (dollars in thousands)	$281	$411	$(130)	(31.6)%
Percentage of Revenue	0.1%	0.2%

Amortization of intangible assets decreased in fiscal 2010 compared to fiscal 2009 due to certain assets becoming fully amortized during fiscal 2010.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Restructuring charges (dollars in thousands)	$4,666	$5,840	$(1,174)	(20.1)%
Percentage of Revenue	2.1%	2.7%

Restructuring charges decreased in fiscal 2010 compared to fiscal 2009 due to lower severance costs recognized in fiscal 2010 that were related to the restructuring activities announced in the second half of fiscal 2009.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Impairment of goodwill (dollars in thousands)	$—	$48,144	$(48,144)	(100.0)%
Percentage of Revenue	—%	21.9%

Impairment of goodwill: In the third quarter of fiscal 2009, we recognized goodwill impairment charges of $28.0 million and $20.1 million related to our Communications and Government reporting segments, respectively.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Loss on repayment of convertible notes, net (dollars in thousands)	$(7,026)	$(5,623)	$(1,403)	25.0%
Percentage of Revenue	(3.2)%	(2.6)%

Loss on repayment of convertible notes: In the first quarter of fiscal 2009, we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million mostly related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009. Similarly, in the fourth quarter of fiscal 2010 we repaid the remaining principal amount of $56.9 million of our convertible notes and incurred a loss of $7.0 million.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Loss on short-term investments, net (dollars in thousands)	$—	$(1,368)	$1,368	(100.0)%
Percentage of Revenue	—%	(0.6)%

Loss on short-term investments: The net loss on short-term investments recognized in fiscal 2009 is attributable to an “other than temporary” loss of $1.5 million related to corporate debt securities and mutual funds related to our deferred compensation plan, partially offset by a gain of $0.1 million related to a recovery on an investment for which we previously recognized an “other than temporary” loss in fiscal 2008.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Interest income (dollars in thousands)	$1,594	$1,807	$(213)	(11.8)%
Percentage of Revenue	0.7%	0.8%

Interest income decreased by $0.2 million in fiscal 2010 compared to the same period in the prior year due to lower interest rates.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Interest expense (dollars in thousands)	$(4,654)	$(5,321)	$667	(12.5)%
Percentage of Revenue	(2.1)%	(2.4)%

Interest expense consists primarily of interest on our Notes. Interest expense decreased $0.7 million in fiscal 2010 compared to the same period in the prior year due to the repayment of $62.5 million in convertible notes in the first quarter of fiscal 2009. Late in the fourth quarter of fiscal 2010, we repaid the remaining principal amount of $56.9 million of our convertible notes. Further, in the first quarter of fiscal 2010, we adopted FASB authoritative guidance on accounting for our contingent convertible subordinated notes. As a result of this adoption, interest expense includes non-cash interest costs of $2.8 million in fiscal 2010 and $3.1 million in fiscal 2009.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Income tax provision (benefit) (dollars in thousands)	$(503)	$588	$(1,091)	(185.5)%
Percentage of Revenue	(0.2)%	0.3%

Income tax provision (benefit): Our income tax benefit was $0.5 million in fiscal 2010, compared to a $0.6 million provision in fiscal 2009. Our effective tax rate in the fiscal 2010 was (24.6)% on earnings before income taxes of $2.0 million, compared to an effective tax rate of 1.4% on losses before income taxes of $43.2 million in the corresponding period of fiscal 2009. The tax rate in fiscal 2009 was impacted by the impairment of goodwill, which provided little tax benefit. The tax rate and provision are not readily comparable because the prior year goodwill impairment generated a large non-deductible loss before income taxes, while in fiscal 2010, we reported $2.0 million as earnings before income taxes. Fiscal 2010 income taxes benefited favorably from various tax credits.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Loss from discontinued operations, net of tax (in thousands)	$(20)	$(1,951)	$1,931	(99.0)%
Percentage of Revenue	(0.0)%	(0.9)%

Discontinued Operations: In the third quarter of fiscal 2010, we completed the sale of our QoE business. The $1.9 million increase in income from discontinued operations in fiscal 2010 compared to fiscal 2009 was mainly attributable to the gain on sale of discontinued operations of $0.9 million, net of income taxes.

Fiscal Years Ended June 28, 2009 and June 29, 2008

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Net Revenue (dollars in thousands):
Communications	$135,496	$129,141	$6,355	4.9%
Government .	84,250	77,245	7,005	9.1

Total Net Revenue	$219,746	$206,386	$13,360	6.5%
Percentage of Revenue	100.0%	100.0%

Net revenue increased by $13.4 million or 6.5% in fiscal 2009 compared to fiscal 2008. Revenue from Communications increased $6.4 million or 4.9% primarily due to higher sales of cable products and shipments to a new international customer, offset by a decline in legacy technology investments by wireless carriers for OEM products and lower installation revenue from a major customer. Revenue from the Government unit increased $7.0 million or 9.1% primarily due to higher sales to the government communication and electronic system programs.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Gross Profit (dollars in thousands):
Communications	$69,627	$56,937	$12,690	22.3%
Government .	37,461	34,280	3,181	9.3
Corporate related	(3,866)	(634)	(3,232)	509.8

Total Gross Profit	$103,222	$90,583	$12,639	14.0%
Percentage of Revenue	47.0%	43.9%

Gross profit increased $12.6 million or 14.0% during fiscal 2009 compared to the prior year. Gross profit as a percentage of revenue increased by 3.1%. Gross profit for Communications increased by $12.7 million, or 22.3%. This increase was higher than the revenue increase of 4.9% and was primarily due to a favorable sales mix of cable products with higher gross margin, and lower costs as a result of the initial phase of outsourcing certain manufacturing capacity to a subcontractor. This was partially offset by lower revenue from OEM products due to a reduction in price to a major customer. Gross profit for Government increased by $3.2 million or 9.3%, in line with the 9.1% increase in revenue.

Corporate related restructuring charges increased $3.2 million or 509.8% due to severance and facility shutdown costs announced in the second half of fiscal 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Operating Income (Loss) (dollars in thousands):
Communications	$3,079	$19,654	$(16,575)	(84.3)%
Government	(3,550)	14,459	(18,009)	(124.6)
Corporate related	(32,242)	(27,166)	(5,076)	18.7

Total operating income (loss)	$(32,713)	$6,947	$(39,660)	(570.9)%
Percentage of Revenue	(14.9)%	3.4%

Operating income (loss) related to Communications decreased $16.6 million or 84.3% primarily due to a $28.0 million goodwill impairment charge taken in the third quarter of fiscal 2009. Operating income for Government decreased $18.0 million or 124.6% due to a $20.1 million goodwill impairment charge taken in the third quarter of fiscal 2009. Corporate related operating expenses increased $5.1 million or 18.7% due to higher restructuring charges in fiscal 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Research and development expense (dollars in thousands)	$23,421	$22,711	$710	3.1%
Percentage of Revenue	10.7%	11.0%

Research and development expenses increased $0.7 million, or 3.1%, compared to fiscal 2008, due primarily to increased salary and consulting expenses.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Selling, general and administrative (dollars in thousands)	$58,119	$59,709	$(1,590)	(2.7)%
Percentage of Revenue	26.4%	28.9%

Selling, general and administrative expense decreased by 2.7% to $58.1 million compared to $59.7 million for fiscal 2008. The decrease in expenses consisted primarily of a reduction in compensation-related expenses including stock-based compensation and deferred compensation costs, a reduction of $0.4 million for a change in estimate for the allowance for doubtful accounts to correspond to our current bad debt write-off experience, and a $1.3 million reduction in professional fees related to the restatement of our consolidated financial statements for fiscal 2008. This decrease was partially offset by $1.0 million in CEO post-employment compensation and a $2.2 million increase in the bonus accrual.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Amortization of intangible assets (dollars in thousands)	$411	$422	$(11)	(2.6)%
Percentage of Revenue	0.2%	0.2%

Amortization of intangible assets was essentially flat in fiscal 2009 compared to fiscal 2008.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Restructuring charges (dollars in thousands)	$5,840	$794	$5,046	635.5%
Percentage of Revenue	2.7%	0.4%

Restructuring charges, including employee severance and lease loss, increased due to the company-wide restructurings announced in January and June 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Impairment of goodwill (dollars in thousands)	$48,144	$—	$48,144	100.0%
Percentage of Revenue	21.9%	—%

Impairment of goodwill charges of $48.1 million in fiscal 2009 were related to our Communications and Government reporting segments.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Gain on sale of asset (dollars in thousands)	$—	$700	$(700)	(100.0)%
Percentage of Revenue	—%	0.3%

Gain on sale of asset: In the second quarter of fiscal 2008 we sold a domain name, which was not previously used, for a gain of $0.7 million.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Loss on repayment of convertible notes, net (dollars in thousands)	$(5,623)	$—	$(5,623)	100.0%
Percentage of Revenue	(2.6)%	—%

Loss on repayment of convertible note: In the first quarter of fiscal 2009 we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million mostly related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009.

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

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Interest income (dollars in thousands)	$1,807	$7,123	$(5,316)	(74.6)%
Percentage of Revenue	0.8%	3.5%

Interest income decreased $5.3 million in fiscal 2009 compared to the prior year due to lower interest rates and lower cash and short-term investment balances.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Interest expense (dollars in thousands)	$(5,321)	$(9,953)	$4,632	(46.5)%
Percentage of Revenue	(2.4)%	(4.8)%

Interest expense consists primarily of interest on our Notes. Interest expense decreased in fiscal 2009 compared to fiscal 2008 due to the repurchase of $63.1 million aggregate principal amount of our Convertible Notes in the first quarter of fiscal 2009.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Income tax provision (dollars in thousands)	$588	$1,894	$(1,306)	(69.0)%
Percentage of Revenue	0.3%	0.9%

Income tax provision: Our income tax provision was $0.6 million in fiscal 2009, compared to a $1.9 million provision in fiscal 2008. Our effective tax rate in fiscal 2009 was 1.4%, compared to an effective tax rate of 173.9% in the prior year. The lower effective tax rate and tax provision in fiscal 2009 was primarily attributable to the non-tax deductible nature of the goodwill impairment.

	Year ended		$ Change	% Change
	June 28, 2009	June 29, 2008
Income (loss) from discontinued operations, net of tax (in thousands)	$(1,951)	$(16,942)	$14,991	(88.5)%
Percentage of Revenue	(0.9)%	(8.2)%

Loss from discontinued operations: The $15.0 million decrease in loss from discontinued operations is primarily due to $14.3 million in goodwill and intangible asset impairment charges related to our QoE business that occurred in fiscal 2008.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. These metrics, which compare fiscal year 2010 with fiscal year 2009, are listed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $42.5 million as of June 27, 2010, compared to $46.9 million as of June 28, 2009. The $4.4 million reduction in backlog between June 27, 2010 and June 28, 2009 was primarily due to an improvement in product lead times, resulting in more product that is booked and shipped within the same quarter. Our backlog, which is shippable within the next six months, was $28.7 million as of June 27, 2010, compared to $42.1 million as of June 28, 2009.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of June 27, 2010, we had approximately $9.5 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $6.4 million in contract revenue that was to be performed and recognized within the following 36 months as of June 28, 2009. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

As of June 27, 2010, working capital was $129.1 million, compared to $169.1 million as of June 28, 2009. Cash and cash equivalents and short term investments as of June 27, 2010 were $75.6 million, a decrease of $37.2 million from $112.8 million as of June 28, 2009. This decrease was primarily the result of the repayment of $56.9 million of our Notes offset by the $27.7 million of cash and cash equivalents generated by operating activities.

Net cash provided by operating activities in fiscal 2010 was $27.7 million. The net cash provided by operating activities was driven by the net income of $2.5 million, in addition to non-cash charges of $20.0 million including $7.0 million of loss on repurchase of convertible notes, $6.9 million of depreciation and amortization expenses, $3.7 million of stock-based compensation expense, $2.8 million of non-cash interest on our Notes, $1.0 million of provisions for excess and obsolete inventories, $0.5 million for other non-cash adjustments, offset by $1.0 million of deferred income taxes and $0.9 million for gain on sale of discontinued operations. Requirements for working capital assets and liabilities drove cash provided in operations of approximately $5.2 million, comprised of a $2.9 million increase in other accrued liabilities, $2.1 million decrease in accounts receivable, a $2.1 million decrease in prepaids and other assets, and a $0.2 million decrease in inventory, partially offset by a $1.6 million decrease in accounts payable and a $0.5 million decrease in accrued compensation. The $20.9 million net cash used for investing activities in fiscal 2010 was attributable to $86.9 million in purchases of short-term investments and $8.1 million in purchases of capital equipment, partially offset by $72.2 million in maturities of short-term investments and $1.9 million of cash proceeds from sale of discontinued operations. The $56.7 million net cash used for financing activities was attributable to $56.9 million used to repay our Notes in full, and $1.8 million used to repurchase common stock, partially offset by $2.0 million of proceeds from issuance of common stock.

Our total capital spending commitments outstanding as of June 27, 2010 were approximately $1.2 million. Days sales outstanding in accounts receivable was 66 days as of June 27, 2010, compared to 64 days as of June 28, 2009.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months and the foreseeable future. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain additional debt financing. Additional financing may not be available at all or on terms acceptable to us. Additional financing may also be dilutive to our existing stockholders. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Convertible Subordinated Notes

On June 8, 2005, we sold $120.0 million of contingent convertible subordinated notes (the “Notes”), which were to mature on June 15, 2025 and paid interest at the rate of 3.25% per annum. Interest on the Notes was payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and were subordinated in right of payment to all of our existing and future senior debt. The Notes were structurally subordinated to all indebtedness and liabilities of our subsidiaries.

The Notes were convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•

Prior to June 15, 2023, if the common stock price for at least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs was more than 125% of the conversion price of the Notes in effect on that 30th trading day;

•	On or after June 15, 2023, at all times on or after any date on which the common stock price was more than 125% of the then current conversion price;

•

During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•	If we had called the particular Notes for redemption and the redemption had not yet occurred; or

•	Upon the occurrence of specified corporate transactions.

Holders could convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49, which was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

Also, on or after June 20, 2012, we could redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders could require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 or at any date in the event of certain change of control events related to us for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash.

Convertible Subordinated Notes—Redemption—Fiscal 2009

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

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the Notes, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which included interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remained outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded the acceleration notice received by Symmetricom on May 7, 2008.

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

Convertible Subordinated Notes—Redemption—Fiscal 2010

During the fourth quarter of fiscal 2010, we agreed to purchase all outstanding $56.9 million aggregate principal amount of our Notes in privately negotiated transactions, for a purchase price of $57.7 million, representing the par value principal amount of the Notes plus accrued and unpaid interest. The purchased Notes were retired and cancelled.

As a result of the full redemption of the Notes in the fourth quarter of fiscal 2010, we recognized a pre-tax loss of $7.0 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the fourth quarter of fiscal 2010.

Contractual Obligations

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under operating lease agreements. Due to excess capacity on several non-cancelable leases as a result of the economic downturn, we subleased certain facilities and recognized lease loss liabilities for the remainder.

We incur purchase commitments during our normal course of business. As of June 27, 2010, our principal commitments totaled $28.8 million and related primarily to commitments to purchase inventory.

The following table summarizes our contractual cash obligations as of June 27, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Operating leases obligations(1)	21,092	3,998	7,078	7,133	2,883
Purchase obligations	28,793	28,136	389	268	—
Post-retirement benefits liabilities(2)	265	37	67	57	104
Lease loss accrual	5,541	1,063	1,990	1,875	613

Total .	$55,691	$33,234	$9,524	$9,333	$3,600

(1)	Operating lease obligation is net of the lease loss accrual

(2)	Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

Uncertain tax positions of $15.4 million consist of amounts included in the net deferred tax asset balance of $43.7 million at June 27, 2010 which would affect our income tax expense if recognized. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning June 28, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Under this guidance, we will be required to determine the relative selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard. We are currently evaluating the impact this new guidance may have on our consolidated financial statements.

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

Interest Rate Exposure

As of June 27, 2010, we had short-term investments of $53.8 million. These investments are mainly in government sponsored enterprise and corporate debt securities that have maturity dates of greater than three months. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 27, 2010, the fair value of the portfolio would not decline by a material amount. Additionally, a 10% decrease in the market interest rates would not materially impact the fair value of the portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce these risks by typically limiting the maturity date of such securities to no more than 36 months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. The possibility exists that some of these issues may be downgraded as a result of disruptions in the credit market; however, we believe that we currently have the ability and currently intend to hold these investments until maturity, or until they recover their value at par or face value, and therefore, believe that reductions in the value of these securities attributable to short-term fluctuations in interest rates would not materially harm our business.

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

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the years ended June 27, 2010 and June 28, 2009. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2010
Net revenue	$52,268	$56,862	$56,526	$55,660
Gross profit	21,501	24,679	27,433	23,907
Operating income .	1,677	3,710	6,304	438
Income (loss) from continuing operations before taxes	864	2,945	5,336	(7,102)
Income (loss) from continuing operations	549	1,890	3,688	(3,581)
Income (loss) from discontinued operations, net of tax	(375)	(391)	804	(58)
Net income (loss)	174	1,499	4,492	(3,639)
Basic income (loss) per share from continuing operations	0.01	0.04	0.08	(0.08)
Basic income (loss) per share from discontinued operations	(0.01)	(0.01)	0.02	—
Basic net income (loss) per share	—	0.03	0.10	(0.08)
Diluted income (loss) per share from continuing operations	0.01	0.04	0.08	(0.08)
Diluted income (loss) per share from discontinued operations	(0.01)	(0.01)	0.02	—
Diluted net income (loss) per share	—	0.03	0.10	(0.08)

Fiscal Year 2009
Net revenue	$55,672	$47,646	$56,168	$60,260
Gross profit	28,818	22,442	24,580	27,382
Operating income (loss) .	6,805	3,421	(45,537)	2,598
Income (loss) from continuing operations before taxes	(177)	1,812	(46,458)	1,605
Income (loss) from continuing operations	(218)	1,154	(46,750)	2,009
Loss from discontinued operations, net of tax	(958)	(112)	(358)	(523)
Net income (loss)	(1,176)	1,042	(47,108)	1,486
Basic income (loss) per share from continuing operations	(0.01)	0.02	(1.08)	0.05
Basic loss per share from discontinued operations	(0.02)	—	(0.01)	(0.01)
Basic net income (loss) per share	(0.03)	0.02	(1.09)	0.04
Diluted income (loss) per share from continuing operations	(0.01)	0.02	(1.08)	0.05
Diluted loss per share from discontinued operations	(0.02)	—	(0.01)	(0.01)
Diluted net income (loss) per share	(0.03)	0.02	(1.09)	0.04

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries as of June 27, 2010 and June 28 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

September 10, 2010

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 27, 2010	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,794	$72,064
Short-term investments	53,825	40,737
Accounts receivable, net of allowance for doubtful accounts of $427 in 2010 and $361 in 2009	40,075	42,389
Inventories	37,229	38,566
Prepaids and other current assets	15,108	16,143

Total current assets	168,031	209,899
Property, plant and equipment, net	23,077	20,749
Intangible assets, net	3,745	5,308
Deferred taxes and other assets	36,534	36,431

Total assets	$231,387	$272,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,768	$8,116
Accrued compensation	18,731	19,093
Accrued warranty	2,900	3,737
Other accrued liabilities	10,506	9,810

Total current liabilities	38,905	40,756
Long-term obligations	8,296	51,769
Deferred income taxes	334	334

Total liabilities	47,535	92,859

Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,933 shares issued and 43,699 outstanding in 2010; 49,442 shares issued and 43,556 outstanding in 2009	202,450	200,152
Accumulated other comprehensive income (loss)	(356)	144
Accumulated deficit	(18,242)	(20,768)

Total stockholders’ equity	183,852	179,528

Total liabilities and stockholders’ equity	$231,387	$272,387

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net revenue	$221,316	$219,746	$206,386
Cost of products and services	116,889	111,184	113,331
Amortization of purchased technology	1,282	1,474	1,838
Restructuring charges	5,625	3,866	634

Total cost of sales	123,796	116,524	115,803

Gross profit	97,520	103,222	90,583
Operating expenses:
Research and development	23,701	23,421	22,711
Selling, general and administrative	56,743	58,119	59,709
Amortization of intangible assets	281	411	422
Restructuring charges	4,666	5,840	794
Impairment of goodwill	—	48,144	—

Total operating expenses	85,391	135,935	83,636

Operating income (loss)	12,129	(32,713)	6,947
Gain on sale of asset	—	—	700
Loss on repayment of convertible notes, net	(7,026)	(5,623)	—
Loss on short-term investments, net	—	(1,368)	(3,728)
Interest income	1,594	1,807	7,123
Interest expense	(4,654)	(5,321)	(9,953)

Income (loss) from continuing operations before taxes	2,043	(43,218)	1,089
Income tax provision (benefit)	(503)	588	1,894

Income (loss) from continuing operations	2,546	(43,806)	(805)
Loss from discontinued operations, net of tax	(20)	(1,951)	(16,942)

Net income (loss)	$2,526	$(45,757)	$(17,747)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.06	$(1.01)	$(0.02)
Loss from discontinued operations, net of tax	—	(0.04)	(0.38)

Net income (loss)	$0.06	$(1.05)	$(0.40)

Weighted average shares outstanding—basic	43,380	43,500	44,461

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.06	$(1.01)	$(0.02)
Loss from discontinued operations, net of tax	—	(0.04)	(0.38)

Net Income (loss)	$0.06	$(1.05)	$(0.40)

Weighted average shares outstanding—diluted	43,897	43,500	44,461

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings (accumulated deficit)	Total Stock- holders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at July 1, 2007	46,528	$213,271	$403	$43,133	$256,807	$3,505

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	50	205	—	—	205
Restricted stock issued	510	—	—	—	—
Repurchase of common stock	(2,037)	(9,549)	—	—	(9,549)
Restricted stock canceled	(126)	—	—	—	—
Stock option income tax expense	—	(480)	—	—	(480)
Stock-based compensation	—	4,955	—	—	4,955
Adjustment for FIN 48 adoption (See Note 9)	—	—	—	(397)	(397)
Comprehensive income:
Loss from continuing operations	—	—	—	(805)	(805)	(805)
Loss from discontinued operations, net of tax				(16,942)	(16,942)	(16,942)
Unrealized loss on short-term investments, net of taxes	—	—	(338)	—	(338)	(338)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(125)	—	(125)	(125)

Balance at June 29, 2008	44,925	$208,402	$(60)	$24,989	$233,331	$(18,210)

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	151	595	—	—	595
Restricted stock issued	30	—	—	—	—
Repurchase of common stock	(1,416)	(5,785)	—	—	(5,785)
Restricted stock canceled	(134)	—	—	—	—
Stock option income tax expense	—	(670)	—	—	(670)
Stock-based compensation	—	3,292	—	—	3,292
Adjustment for repayment of convertible notes, net	—	(5,682)	—	—	(5,682)
Comprehensive income:
Loss from continuing operations	—	—	—	(43,806)	(43,806)	(43,806)
Loss from discontinued operations, net of tax				(1,951)	(1,951)	(1,951)
Unrealized gain on short-term investments, net of taxes	—	—	372	—	372	372
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(168)	—	(168)	(168)

Balance at June 28, 2009	43,556	$200,152	$144	$(20,768)	$179,528	$(45,553)

Issuance of common stock:
Stock option exercises, net of shares tendered upon exercise	439	1,968	—	—	1,968
Restricted stock issued	127	—	—	—	—
Repurchase of common stock	(348)	(1,824)	—	—	(1,824)
Restricted stock canceled	(75)	—	—	—	—
Stock option income tax expense	—	(949)	—	—	(949)
Stock-based compensation	—	3,714	—	—	3,714
Adjustment for repayment of convertible notes, net	—	(611)	—	—	(611)
Comprehensive income:
Income from continuing operations	—	—	—	2,546	2,546	2,546
Loss from discontinued operations, net of tax	—	—	—	(20)	(20)	(20)
Unrealized loss on short-term investments, net of taxes	—	—	(213)	—	(213)	(213)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(287)	—	(287)	(287)

Balance at June 27, 2010	43,699	$202,450	$(356)	$(18,242)	$183,852	$2,026

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$2,526	$(45,757)	$(17,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	48,144	14,275
Depreciation and amortization	6,913	8,948	10,649
Deferred income taxes	(1,042)	(2,565)	(8,494)
Non-cash interest on convertible bonds	2,845	3,075	5,411
Gain on sale of discontinued operations	(915)	—	—
Loss on short-term investments	—	1,368	3,728
Loss on repayment of convertible notes, net	7,026	5,623	—
Loss on disposal of fixed assets	265	786	180
Allowance for doubtful accounts	178	(328)	173
Provision for excess and obsolete inventory	971	2,619	3,393
Gain on sale of asset	—	—	(700)
Stock-based compensation	3,714	3,292	4,955
Stock option excess income tax benefit	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	2,102	(5,379)	513
Inventories	241	(2,912)	(2,709)
Prepaids and other assets	2,057	(1,260)	1,062
Accounts payable	(1,568)	(780)	(3,715)
Accrued compensation	(494)	5,511	(570)
Other accrued liabilities	2,870	1,296	1,785

Net cash provided by operating activities	27,689	21,681	12,187

Cash flows from investing activities:
Purchase of intangible assets	—	—	(1,455)
Purchases of short-term investments	(86,956)	(26,371)	(25,945)
Maturities of short-term investments	72,245	7,262	137,349
Purchases of plant and equipment	(8,075)	(3,685)	(5,153)
Proceeds from note receivable from employee	—	—	500
Proceeds from sale of asset	—	—	700
Cash proceeds from sale of discontinued operations	1,850	—	—

Net cash provided by (used for) investing activities	(20,936)	(22,794)	105,996

Cash flows from financing activities:
Repayment of long-term obligations	—	(1,395)	(3,884)
Proceeds from issuance of common stock	1,968	595	205
Stock option excess income tax benefit	—	—	2
Repurchase of common stock	(1,824)	(5,785)	(9,549)
Repayment of convertible notes	(56,880)	(62,489)	—

Net cash used for financing activities	(56,736)	(69,074)	(13,226)

Effect of exchange rate changes in cash	(287)	(168)	(125)

Net increase (decrease) in cash and cash equivalents	(50,270)	(70,355)	104,832
Cash and cash equivalents at beginning of year	72,064	142,419	37,587

Cash and cash equivalents at end of year	$21,794	$72,064	$142,419

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(213)	$372	$(338)
Plant and equipment purchases included in accounts payable	133	48	170
Cash payments for:
Interest	$1,733	$2,125	$4,116
Income taxes	835	1,008	1,829

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business

Symmetricom, a world leader in precise time solutions, sets the world’s standard for time. The Company generates, distributes and applies precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using the Company’s advanced timing technologies, atomic clocks, services and solutions. All products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet and DOCSIS(R) timing.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom,” “we,” “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2008 through 2010 were all 52-week fiscal years.

Adoption of New Accounting Standard for Convertible Notes

The Financial Accounting Standards Board (FASB) issued authoritative guidance, which became effective for us June 29, 2009, on accounting for contingent convertible subordinated notes, which requires retrospective adoption to previously disclosed consolidated financial statements. As such, certain prior period amounts have been revised in the condensed consolidated financial statements to reflect the adoption of the standard for all periods presented. See Note 12 for a discussion of the impact of the implementation of this standard.

Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video Quality of Experience (QoE) business to Cheetah Technologies, L.P. (Cheetah). This has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations in the consolidated statements of operations. See Note 3 for a discussion of this transaction.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include:

•	Fair value of convertible notes

•	Revenue recognition

•	Valuation of short-term investments

•	Allowance for doubtful accounts

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Inventory valuation

•	Valuation of long-lived assets including goodwill and intangible assets

•	Accounting for income taxes

•	Stock based compensation

•	Warranty accrual

•	Accruals for contingent liabilities (including restructuring charges)

These estimates are based on available information as of the date of these consolidated financial statements and actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of government securities, mutual funds and corporate debt securities that mature between three and 36 months. All of our short-term investments, except the deferred compensation plan assets, are classified as available-for-sale. During fiscal 2009, we reclassified the deferred compensation plan assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for the deferred compensation obligation. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

Fair Values of Financial Instruments

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, approximate their carrying amount.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 27, 2010	June 28, 2009
	(In thousands)
Raw materials	$19,419	$19,992
Work-in-process	8,593	10,231
Finished goods	9,217	8,343

Inventories.	$37,229	$38,566

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets except for land as follows:

Buildings and improvements	15 - 39 years
Leasehold improvements	5 - 15 years, or life of lease, if shorter
Machinery, equipment and computer software	3 - 7 years

Property, plant and equipment, net consist of the following:

	June 27, 2010	June 28, 2009
	(In thousands)
Property, plant and equipment, net:
Land	$200	$200
Buildings and improvements	16,193	15,898
Machinery and equipment	27,334	31,008
Computer software	10,607	10,447
Leasehold improvements	19,956	18,351

	74,290	75,904
Accumulated depreciation and amortization	(51,213)	(55,155)

	$23,077	$20,749

Accounting for Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying value of our net deferred tax assets, which are made up of tax deductions, net operating loss carryforwards and tax credits, assumes that we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock.

In fiscal 2008, we adopted the provisions of FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Goodwill and Intangible Assets

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Our accounting policy is to perform impairment tests in accordance with the FASB guidance on Goodwill and Other Intangible Assets, on an annual basis, and between annual tests in certain circumstances, for each reporting unit using a discounted cash flow valuation method. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the brand awareness and the market position of the acquired products and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

In the third quarter of fiscal 2009, due to a decline in our stock price and a lowered business outlook, we determined that indicators of a potential goodwill impairment existed. Based on the results of our tests of impairment, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Communications business segment and $20.1 million related to the Government business segment.

Long-lived Assets Including Other Intangible Assets Subject to Amortization

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

FASB issued authoritative guidance on reporting comprehensive income, establishes standards for reporting and display of comprehensive income and its components. It also requires companies to report comprehensive income that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

Accumulated other comprehensive income (loss), consists of the following:

	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Foreign currency translation adjustments, net of taxes	$(318)	$(31)	$137
Unrealized gain (loss) on investments, net of taxes	(38)	175	(197)

Total accumulated other comprehensive income (loss)	$(356)	$144	$(60)

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

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with FASB issued authoritative guidance on Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed. We believe the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of each of our international subsidiaries in the United Kingdom and China is the U.S. dollar, while in Germany, it is the Euro.

For our subsidiaries in which the U.S. Dollar is the functional currency, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts, which are translated using historical exchange rates. Net gains (losses) from these foreign exchange transactions have not been material to our consolidated operating results for any of the periods presented.

For our subsidiary in Germany, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income (loss).

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled receivables totaled $4.3 million as of June 27, 2010 compared to $5.1 million as of June 28, 2009. All unbilled receivables as of June 27, 2010 are expected to be collected in fiscal 2011.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB issued authoritative guidance on share-based compensation. Under this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award using the black-scholes option pricing model. The use of the black-scholes option pricing model requires that we determine subjective variables including estimated term of the award and the estimated volatility in addition to other less subjective variables. The identified fair value resulting from this model is recognized as expense, net of estimated forfeitures, over the applicable vesting period of the stock award using the accelerated method.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury method, except when antidilutive.

A reconciliation of the denominator used in the calculation of basic and diluted net earnings (loss) per share is as follows:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$2,546	$(43,806)	$(805)
Loss from discontinued operations	(20)	(1,951)	(16,942)

Net income (loss)	$2,526	$(45,757)	$(17,747)

Shares (Denominator):
Weighted average common shares outstanding	43,705	44,167	45,512
Weighted average common shares outstanding subject to repurchase	(325)	(667)	(1,051)

Weighted average shares outstanding—basic	43,380	43,500	44,461
Weighted average dilutive share equivalents from stock options	278	—	—
Weighted average dilutive common shares subject to repurchase	239	—	—

Weighted average shares outstanding—diluted	43,897	43,500	44,461

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.06	$(1.01)	$(0.02)
Loss from discontinued operations	—	(0.04)	(0.38)

Net income (loss)	$0.06	$(1.05)	$(0.40)
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.06	$(1.01)	$(0.02)
Loss from discontinued operations	—	(0.04)	(0.38)

Net income (loss)	$0.06	$(1.05)	$(0.40)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Stock options	4,128	5,678	5,218
Common shares subject to repurchase	—	667	1,051

Total shares of common stock excluded from diluted net earnings (loss) per share calculation	4,128	6,345	6,269

We accounted for our contingent convertible notes in accordance FASB issued authoritative guidance on the effect of contingently convertible debt on diluted earnings per share, which required us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature would have been met. Because our contingent convertible notes included a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share for fiscal years 2010, 2009, and 2008. In the fourth quarter of fiscal 2010 we repurchased the remainder of our convertible notes. See Note 12—Long Term Obligations.

Note 2—Recent Accounting Pronouncements

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning June 28, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Under this guidance, we will be required to determine the relative

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard. We are currently evaluating the impact this new guidance may have on our consolidated financial statements.

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

Note 3—Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video QoE business to Cheetah Technologies, L.P. (Cheetah). Cheetah acquired the assets related to the QoE product line and hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds are subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million will expire on July 1, 2011. As a result of this transaction, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes, in fiscal 2010. This gain reflects $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs, resulting in a $1.4 million gain on sales of discontinued operations, before income taxes. During fiscal year 2010, we also recognized a loss of $1.5 million on the operating results of QoE during this period. In addition, QoE will no longer be shown as a reportable segment within continuing operations and all comparative information from prior periods has been updated to reflect this change.

Selected financial information related to discontinued operations follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Revenue	$691	$1,085	$1,655

Loss on discontinued operations	$(1,454)	$(3,184)	$(26,367)
Gain on sale of discontinued operations	1,423	—	—

Loss before income taxes	(31)	(3,184)	(26,367)
Income tax benefit	(11)	(1,233)	(9,425)

Loss on discontinued operations, net of tax	$(20)	$(1,951)	$(16,942)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 27, 2010	June 28, 2009
	(In thousands)
Other accrued liabilities:
Deferred revenue	$4,841	$3,108
Accrued expenses	3,292	4,043
Manufacturing sales representative commissions payable	1,168	1,085
Accrued lease loss	1,070	788
Income taxes payable	135	786

Total	$10,506	$9,810

Note 5—Warranties

Changes in our accrued warranty liability are as follows:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Beginning balance	$3,737	$3,801	$3,374
Provision for warranty for the year	2,035	2,869	3,446
Accruals related to changes in estimate	(478)	(15)	(39)
Less: Actual warranty costs	(2,394)	(2,918)	(2,980)

Ending balance	$2,900	$3,737	$3,801

Note 6—Commitments

Operating Leases

We lease certain other facilities and equipment under operating lease agreements. Net rental expense charged to operations was $3.9 million in 2010, $3.3 million in 2009 and $3.3 million in 2008. Future minimum lease payments as of June 27, 2010 are as follows:

Operating Lease
(In thousands)
For the fiscal year:
2011	$5,061
2012	4,591
2013	4,477
2014	4,565
2015	4,443
Thereafter	3,496

Total minimum lease payments	$26,633

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease loss liabilities were recorded as a result of discontinuing operations and facility consolidations related to our restructuring activities. As of June 27, 2010 and June 28, 2009, the accrued lease loss liabilities were approximately $5.9 million and $2.5 million, respectively. The balances of accrued lease loss liabilities are included in Other Accrued Liabilities (See Note 4) and Long-Term Obligations (See Note 12).

The total of minimal rentals to be received in the future under non-cancelable subleases as of June 27, 2010 was $0.9 million.

Purchase Orders

We had $19.3 million in non-cancelable purchase commitments with our suppliers as of June 27, 2010.

Note 7—Financial Instruments

We adopted FASB issued authoritative guidance on fair value measurements and disclosures on June 30, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Guidance also defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the above guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of June 27, 2010 and June 28, 2009:

	Balance as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$9,729	$9,729	$—

Short-term investments:
Corporate debt securities	37,264	—	37,264
Government sponsored enterprise debt securities	13,336	13,336	—
Mutual funds	3,225	2,500	725

Total short-term investments	53,825	15,836	37,989

Total financial assets	$63,554	$25,565	$37,989

	Balance as of June 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$72,064	$72,064	$—

Short-term investments:
Corporate debt securities	19,854	—	19,854
Government sponsored enterprise debt securities	18,571	18,571	—
Mutual funds	2,312	1,570	742

Total short-term investments	40,737	20,141	20,596

Total financial assets	$112,801	$92,205	$20,596

The fair values of our money market funds, government sponsored enterprise debt securities, and certain mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and certain mutual funds were derived from non-binding market consensus prices that are corroborated by observable market data.

In fiscal 2009, we reclassified the deferred compensation plan assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for our deferred compensation obligations. As a result, all unrealized gains and losses related to the deferred compensation plan assets have been included in earnings since conversion to trading securities.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Cost Basis	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
June 27, 2010
Short-term investments and money market funds	$60,265	$64	$60,329
Less amounts classified as cash equivalents	(9,729)	—	(9,729)
Deferred compensation plan assets	2,854	—	3,225

Total short-term investments	$53,390	$64	$53,825

June 28, 2009
Short-term investments and money market funds	$92,270	$(273)	$91,997
Less amounts classified as cash equivalents	(53,572)	—	(53,572)
Deferred compensation plan assets	4,131	—	2,312

Total short-term investments	$42,829	$(273)	$40,737

Loss on Investments

In the fourth quarter of fiscal 2007, we purchased asset-backed commercial paper with a $7.8 million par value maturing on March 13, 2008, and we classified this as a short-term investment. At the time of purchase, the investment’s portfolio consisted primarily of triple-A rated assets, with sub-prime loan assets making up approximately 23% of the investment. Subsequently, the structured investment vehicle (“SIV”) issuing the commercial paper was declared insolvent and entered receivership. On January 8, 2008, our investment manager advised us that the fair value of this investment had declined, and that the impairment loss should be considered other-than-temporary in accordance with discussions with the receiver as well as potential options that were expected to be made available to senior debt holders including Symmetricom. Our investment manager determined the fair value of the investment using pricing levels of the underlying portfolio by three different broker/dealers. Management then made an independent valuation assessment of similar securities using the ABX index (which is an index to track the performance of mortgage-backed securities) to confirm that the valuation results from our investment manager were reasonable. Based on this assessment of fair value, Symmetricom recognized a loss of $3.2 million related to this investment during fiscal year 2008. After the receivers sold the SIV to an investment bank, we received a cash distribution of $1.4 million, relating to the cash portion of the fund, in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the investment bank offered investors the option of cashing out of the fund or reinvesting in a new investment vehicle. We elected to cash out and received a final capital distribution of $3.3 million in the first quarter of fiscal 2009. As a result of the final settlement with this investment, including a recovery on previously recognized losses, we recognized a $0.1 million gain in the first quarter of fiscal 2009.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8—Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the years ended June 27, 2010 and June 28, 2009 are as follows for our reportable segments where applicable:

	Communications Business Unit	Government Business Unit	Total
	(In thousands)
Balances as of June 29, 2008	$28,032	$20,112	$48,144
Impairment of goodwill	(28,032)	(20,112)	(48,144)

Balances as of June 28, 2009 and June 27, 2010	$—	$—	$—

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

Based on the results of our step one test, we determined that the fair values of the Communications and Government reporting units were less than their respective carrying amounts, and therefore the second step of the goodwill impairment test was performed to measure the amount of impairment loss for the each reporting unit. As a result, we recorded a goodwill impairment charge of approximately $48.1 million in the third quarter of fiscal 2009, consisting of $28.0 million related to the Communications reporting segment and $20.1 million related to the Government reporting segment.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 27, 2010 and June 28, 2009 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(20,861)	$3,496
Customer lists and trademarks	7,025	(5,213)	1,812

Total as of June 28, 2009	$31,382	$(26,074)	$5,308

Purchased technology	$24,357	$(22,150)	$2,207
Customer lists and trademarks	7,025	(5,487)	1,538

Total as of June 27, 2010	$31,382	$(27,637)	$3,745

The estimated future amortization expense is as follows:

(in thousands)
Fiscal year:
2011	$1,313
2012	726
2013	502
2014	502
2015	232
Thereafter	470

Total amortization	$3,745

Intangible asset amortization expense for fiscal 2010, 2009, and 2008 was approximately $1.6 million, $1.9 million, and $4.3 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

The provision of federal, state and foreign income tax expense on income (loss) from continuing operations consists of the following:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$1,243	$(44,218)	$289
Foreign	800	1,000	800

Total	$2,043	$(43,218)	$1,089

Provision for income taxes:
Current:
Federal	$106	$(348)	$(779)
State	105	130	117
Puerto Rico	(257)	593	347
Foreign	297	667	210

Total	251	1,042	(105)

Deferred:
Federal	(92)	(638)	1,942
State	(586)	37	(76)
Puerto Rico	(76)	58	(15)
Foreign	—	89	148

Total	(754)	(454)	1,999

Total income tax provision (benefit) on continuing operations	$(503)	$588	$1,894

The tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$(503)	$588	$1,894
Discontinued operations	(11)	(1,233)	(9,425)

Total provision (benefit)	$(514)	$(645)	$(7,531)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differs from the federal statutory income tax rate as follows:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Federal statutory income tax (benefit) expense rate	35.0%	(35.0)%	35.0%
Puerto Rico taxes	(16.3)	1.5	30.5
State income taxes, net of federal benefit	(26.2)	0.3	—
Foreign taxes	—	—	29.5
Capital losses not benefited	—	—	95.8
Goodwill	—	35.3	—
Federal research and development credit	(16.2)	(1.6)	(15.6)
Other	(0.9)	0.9	(1.3)

Effective income tax rate on continuing operations	(24.6)%	1.4%	173.9%

The principal components of deferred tax assets and liabilities are as follows:

	June 27, 2010	June 28, 2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,361	$10,314
Tax credit carryforwards	15,469	14,921
Reserves and accruals	8,615	8,509
Depreciation and amortization	14,597	14,459

	48,042	48,203
Valuation allowance	(3,974)	(4,337)

Total deferred tax assets	44,068	43,866
Deferred tax liabilities—
Unremitted foreign earnings	334	334

Net deferred tax assets	$43,734	$43,532

Net deferred tax assets are comprised of the following:

	June 27, 2010	June 28, 2009
	(In thousands)
Current assets	$8,146	$8,334
Non-current assets	35,922	35,532
Non-current liabilities	(334)	(334)

Net deferred tax assets	$43,734	$43,532

As of June 27, 2010, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $31.3 million which will expire in years 2023 through 2025. We had California regular net operating loss carryforwards of approximately $5.4 million which will expire in years 2014 through 2019.

Also, we had federal research and development tax credit carryforwards of approximately $7.0 million that will expire in the years 2011 through 2030, alternative minimum tax credit carryforwards of approximately $3.9

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million that have no expiration date, and approximately $1.2 million of foreign tax credits that will expire in 2017 through 2020. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $4.0 million that have no expiration date.

We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 27, 2010, $2.1 million of the valuation allowance was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision. We have $0.2 million of the valuation allowance attributable to other potentially expiring tax credits. Also, $1.6 million of the valuation allowance was attributable to fiscal 2008 and fiscal 2009 short-term investment losses incurred which have a limited carryforward period. The valuation allowance decreased by $0.4 million in fiscal 2010 due to the expiration of the statute of limitations on certain federal research and development credits which had a full valuation allowance.

As of June 27, 2010, we had $15.4 million of unrecognized tax benefits, of which $15.4 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include material interest and penalties related to unrecognized tax benefits in income tax expense. As of June 28, 2009 and June 27, 2010, we had no accrued interest or penalties on our consolidated balance sheet.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in millions)
Beginning balance	$14.3	$14.3	$13.9
Additions based on tax position related to the current year	0.1	0.2	0.4
Additions for tax positions of prior years	1.0	0.1	—
Settlements	—	(0.3)	—

Ending balance	$15.4	$14.3	$14.3

We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 2006 forward remain open to examination by major taxing jurisdictions in which we operate which include the United States, The State of California, Puerto Rico and Germany. We are not currently under examination in any major tax jurisdiction.

Note 10—Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of June 27, 2010, we had an accrual of $85,000 for remediation costs and other ongoing monitoring costs.

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

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Note 11—Related Party Transactions

In March 1998, we loaned an officer $500,000 in the form of an interest-free full-recourse promissory note, secured by a deed of trust for the officer’s personal residence. In fiscal 2008, the entire principal balance was repaid.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Long-Term Obligations

	June 27, 2010	June 28, 2009
	(In thousands)
Long-term obligations:
Lease loss accrual, net	$4,784	$1,749
Deferred revenue	1,919	2,125
Rent accrual	1,066	966
Income tax	300	300
Post-retirement benefits	227	228
Convertible subordinated notes	—	46,401

Total	$8,296	$51,769

Convertible Subordinated Notes

On June 8, 2005, we sold $120.0 million of contingent convertible subordinated notes (the “Notes”), which were to mature on June 15, 2025 and paid interest at the rate of 3.25% per annum. Interest on the Notes was payable semi-annually in June and December of each year beginning on December 15, 2005. The Notes are unsecured obligations and were subordinated in right of payment to all of our existing and future senior debt. The Notes were structurally subordinated to all indebtedness and liabilities of our subsidiaries.

The Notes were convertible, at the holder’s option, prior to the maturity date into cash and, if applicable, shares of our common stock in the following circumstances:

•

Prior to June 15, 2023, if the common stock price for at least 20 trading days in the period of 30 consecutive days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs was more than 125% of the conversion price of the Notes in effect on that 30th trading day;

•	On or after June 15, 2023, at all times on or after any date on which the common stock price was more than 125% of the then current conversion price;

•

During the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 95% of the average of the sale price of our common stock during such five trading-day period multiplied by the then current conversion rate;

•	If we had called the particular Notes for redemption and the redemption had not yet occurred; or

•	Upon the occurrence of specified corporate transactions.

Holders could convert any outstanding Notes into cash and, if applicable, shares of our common stock at an initial conversion price per share of $12.49, which was determined based on the reported closing price of our common stock of $9.91 per share on June 2, 2005.

Also, on or after June 20, 2012, we could redeem some or all of the Notes at any time or from time to time at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of redemption, payable in cash. Holders could require us to repurchase all or a portion of their Notes on June 15, 2012, 2015 and 2020 or at any date in the event of

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain change of control events related to us for a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including liquidated damages, if any) up to but not including the date of repurchase, payable in cash.

Convertible Subordinated Notes—Redemption—Fiscal 2009

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

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the Notes, at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which included interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remained outstanding. In connection with the completion of the tender offer, the holder of a majority of the outstanding notes prior to the offer waived certain defaults alleged to have occurred under the indenture and rescinded the acceleration notice received by Symmetricom on May 7, 2008.

As a result of the partial redemption of the Notes in the first quarter of fiscal 2009, we recognized a pre-tax loss of $5.6 million, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the first quarter of fiscal 2009.

New Accounting for Convertible Subordinated Notes—Fiscal 2010

Effective June 29, 2009, we adopted new authoritative guidance on accounting for our Notes. This guidance applies to certain convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion and is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the liability component as of the issuance date. The fair value of the liability component of the Notes was valued using the average value of the bond portion using the following two valuation approaches:

•	Binomial Lattice Approach

•	Discounted Cash Flow Analysis

The key inputs used in the discounted cash flow analysis included the estimated non-convertible borrowing rate as of June 8, 2005—the date the senior subordinated convertible notes were issued, the amount and timing of cash flows, and the expected life of seven years.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The financial statement line items for the years ended June 28, 2009 and June 29, 2008 that were impacted by the adoption of this guidance are detailed in the tables below:

Fiscal 2009

	As of June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Deferred taxes and other assets	$40,486	$(4,055)	$36,431
Total assets	276,442	(4,055)	272,387
Long-term obligations	62,248	(10,479)	51,769
Total liabilities	103,338	(10,479)	92,859
Common stock	179,633	20,519	200,152
Accumulated deficit	(6,673)	(14,095)	(20,768)
Stockholders’ equity	173,104	6,424	179,528
Total liabilities and stockholders’ equity	276,442	(4,055)	272,387

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 28, 2009
	As Previously Reported(1)	Adjustments	As Adjusted
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Loss on repayment of convertible notes, net	$(522)	$(5,101)	$(5,623)
Interest expense	(2,352)	(2,969)	(5,321)
Loss from continuing operations before taxes	(35,147)	(8,071)	(43,218)
Income tax provision	3,573	(2,985)	588
Loss from continuing operations	(38,720)	(5,086)	(43,806)
Net loss	(40,671)	(5,086)	(45,757)

Earnings per share-basic:
Loss from continuing operations	$(0.89)		$(1.01)
Net loss	$(0.93)		$(1.05)
Weighted average shares outstanding-basic	43,500		43,500

Earnings per share-diluted:
Loss from continuing operations	$(0.89)		$(1.01)
Net loss	$(0.93)		$(1.05)
Weighted average shares outstanding-diluted	43,500		43,500

(1)	Adjusted for the impact of discontinued operations. See Note 3.

	Year Ended June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net loss	$(40,671)	$(5,086)	$(45,757)
Deferred income taxes	420	(2,985)	(2,565)
Non-cash interest expense	—	3,075	3,075
Loss on repayment of convertible notes	522	5,101	5,623
Prepaids and other assets	(1,155)	(105)	(1,260)
Net cash provided by operating activities	21,681	—	21,681

Fiscal 2008

	As of June 29, 2008
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Common stock	$182,201	$26,201	$208,402
Retained earnings (deficit)	33,998	(9,009)	24,989
Stockholders’ equity	216,139	17,192	233,331

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 29, 2008
	As Previously Reported(1)	Adjustments	As Adjusted
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Loss on repayment of convertible notes, net	$—	$—	$—
Interest expense	(4,747)	(5,206)	(9,953)
Loss from continuing operations before taxes	6,295	(5,206)	1,089
Income tax provision	3,821	(1,927)	1,894
Income (loss) from continuing operations	2,474	(3,279)	(805)
Net loss	(14,468)	(3,279)	(17,747)

Earnings per share-basic:
Income (loss) from continuing operations	$0.06		$(0.02)
Net loss	$(0.33)		$(0.40)
Weighted average shares outstanding-basic	44,461		44,461

Earnings per share-diluted:
Income (loss) from continuing operations	$0.06		$(0.02)
Net loss	$(0.33)		$(0.40)
Weighted average shares outstanding-diluted	44,461		44,461

(1)	Adjusted for the impact of discontinued operations. See Note 3.

	Year Ended June 29, 2008
	As Previously Reported	Adjustments	As Adjusted
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net loss	$(14,468)	$(3,279)	$(17,747)
Deferred income taxes	(6,567)	(1,927)	(8,494)
Non-cash interest expense	—	5,411	5,411
Loss on repayment of convertible notes	—	—	—
Prepaids and other assets	1,267	(205)	1,062
Net cash provided by operating activities	12,187	—	12,187

Fiscal 2007

	As of July 1, 2007
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Consolidated Balance Sheet Data:
Common stock	$187,070	$26,201	$213,271
Retained earnings (deficit)	48,863	(5,730)	43,133
Stockholders’ equity	236,336	20,471	256,807

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2009, the long-term debt and equity component (recorded in Common Stock) consisted of the following:

June 28, 2009
(In thousands)
Convertible subordinated notes:
Principal amount	$56,880
Unamortized discount	(10,479)

Net carrying amount	$46,401

Equity component, net of income tax	$21,421

Upon adoption, interest expense increased on our Notes by adding a non-cash component to amortize the debt discount calculated based on the difference between the cash coupon rate (3.25% per year) of the Notes and the effective interest rate on the debt borrowing (10.69% per year). For the year ended June 27, 2010, the total interest expense relating to our Notes was $4.7 million, including $1.9 million related to the contractual interest coupon and $2.8 million related to amortization of the discount on the liability component. For the year ended June 28, 2009, the total interest expense relating to our Notes was $5.3 million, including $2.2 million related to the contractual interest coupon and $3.1 million related to amortization of the discount on the liability component. For the year ended June 29, 2008, the total interest expense relating to our Notes was $9.3 million, including $3.9 million related to the contractual interest coupon and $5.4 million related to amortization of the discount on the liability component.

Convertible Subordinated Notes—Redemption—Fiscal 2010

During the fourth quarter of fiscal 2010, we purchased all remaining $56.9 million aggregate principal amount of our Notes in privately negotiated transactions, for a purchase price of $57.7 million, representing the par value principal amount of the Notes plus accrued and unpaid interest. The purchased Notes were retired and cancelled.

As a result of the full redemption of the Notes in the fourth quarter of fiscal 2010, we recognized a pre-tax loss of $7.0 million along with the write-off of the unamortized bond issuance costs, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the fourth quarter of fiscal 2010.

Note 13—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. and Puerto Rico employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. The employees’ funds can be directly invested in shares of the Company’s common stock, at the election of each employee. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. An additional match of $1.00 per $1.00 deferred up to 1% of eligible compensation will be made based upon achievement of company profit performance goals. Employee contributions vest immediately. Employer matching contributions vest ratably over three years. Symmetricom made matching contribution payments of $0.7 million in each fiscal year for 2010, 2009, and 2008 respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contribution does not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2010, 2009 and 2008.

Note 14—Stockholders’ Equity

Stock Options and Awards

Symmetricom has equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of our common stock and restricted stock. One of these plans was amended in fiscal 2003 to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. All options have been granted at the fair market value of our common stock on the date of grant and generally vest over three or four years.

For October 2008 our shareholders approved an update to the 2006 Incentive Award Plan that included an additional 5.5 million shares for future issuance. For the year ended June 27, 2010, we granted non performance-based options to purchase 2.7 million shares of Symmetricom’s common stock, and awarded 127,000 shares of restricted stock. We did not grant any performance-based options during fiscal year 2010. Our right to repurchase restricted shares generally lapses over the same three or four-year term as the vesting period applicable to the stock options. We received $2.0 million from the exercise of stock options during the year ended June 27, 2010.

In the second quarter of fiscal 2009 we changed the contractual life of future option grants from five years to seven years.

We recorded stock-based compensation expense of $3.7 million in fiscal 2010, $3.3 million in fiscal 2009, and $5.0 million in fiscal 2008 respectively. The estimated future annual forfeiture rate used to record stock-based compensation expense was 8%, 10%, and 6% for fiscal 2010, 2009, and 2008, respectively. At June 27, 2010, the total future compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans was approximately $4.2 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on an accelerated basis over a period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the consolidated statements of operations:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Cost of sales	$802	$630	$823
Research and development	758	627	1,446
Selling, general and administrative	2,154	2,035	2,686

Total	$3,714	$3,292	$4,955

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table details stock option and award activity for fiscal years 2010, 2009 and 2008:

		Non Performance- based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2007	2,940	4,897	$7.66	295	$8.53	844	$8.03
Granted—options	(1,050)	1,050	4.62	—	—	—	—
Granted—restricted shares	(510)	—	—	—	—	510	5.14
Exercised	—	(50)	4.14	—	—	—	—
Vested	—	—	—	—	—	(234)	8.11
Canceled	1,033	(933)	7.37	(100)	8.53	(126)	6.95
Expired	(230)	—	—	—	—	—	—

Balances at June 29, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Update of 2006 Plan	5,500	—	—	—	—	—	—
Granted—options	(1,486)	1,486	4.58	—	—	—	—
Granted—restricted shares	(60)	—	—	—	—	30	3.80
Exercised	—	(151)	3.95	—	—	—	—
Vested	—	—	—	—	—	(350)	6.92
Canceled	1,079	(1,009)	6.88	(70)	8.53	(134)	6.84
Expired	(65)	—	—	—	—	—	—

Balances at June 28, 2009	7,151	5,290	$6.53	125	$8.53	540	$6.22
Granted—options	(2,683)	2,683	4.98
Granted—restricted shares	(254)	—	—	—	—	127	5.25
Exercised	—	(439)	4.48
Vested	—	—	—	—	—	(373)	6.69
Canceled	1,655	(1,491)	7.12	(125)	8.53	(75)	5.24
Expired	(172)	—				—	—

Balances at June 27, 2010	5,697	6,043	$5.84	—	$—	219	$5.20

Options outstanding, vested and expected to vest, and exercisable as of June 27, 2010 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,043	4.22	$5.84	$2,593
Vested and expected to vest	5,438	4.10	$5.96	$2,262
Exercisable	2,457	2.36	$7.26	$732

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of June 27, 2010, based on our common stock closing price of $5.35 on June 27, 2010, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of June 27, 2010, June 28, 2009, and June 29, 2008, the number of shares and weighted average exercise prices of exercisable options were 2.5 million at $7.26, 3.2 million at $7.49, and 3.2 million at $7.47, respectively.

The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008, was $0.6 million, $0.2 million, and $0.1 million, respectively.

The weighted average grant-date fair value of options granted was $2.46 in 2010, $1.87 in 2009 and $1.73 in 2008. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2010, 2009 and 2008:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Expected life (in years)	4.9	3.8	3.7
Risk-free interest rate	1.9%	1.7%	3.6%
Volatility	56.6%	52.3%	44.9%

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

Performance Awards

During fiscal 2007, we granted 0.3 million shares of performance stock options to certain employees. Of this amount, 0.2 million were cancelled due to employee terminations. The number of stock options that will ultimately vest depends on actual business performance measured against certain targets such as backlog, revenue, and profitability for specific areas of the Company’s business. Should any target be met, the options in the related performance tranche would vest immediately. As of June 28, 2009, none of the targets for the performance stock options outstanding were expected to be met and all previously recorded compensation expense had been reversed. In the first quarter of fiscal 2010, the options were cancelled.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On September 29, 2008, the Company’s Board of Directors authorized management to repurchase an additional 2.0 million shares of Symmetricom common stock. As of June 27, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.3 million.

During fiscal 2010, we repurchased 0.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.3 million.

A further 0.1 million shares were repurchased by us in fiscal 2010 for an aggregate price of approximately $0.5 million to withhold the cost of income taxes on vested restricted stock for the recipient.

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

Note 15—Business Segment Information

In the third quarter of fiscal 2010, we changed our segment reporting structure from four operating and reporting segments to two operating and reporting segments. This change was affected to better reflect how the Chief Operating Decision Maker (CODM) makes decisions about resource allocation and segment performance. The CODM, as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes. Symmetricom is now organized into two operating segments corresponding to our two divisions: Communications and Government. Given the measure of profit reviewed by our CEO, we have changed our segment profit measure to operating income (loss). Prior to this change, the CEO used gross margin as the segment profit measure.

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does the our CEO evaluate operating segments using discrete asset information. We do not allocate integration and restructuring charges, interest and other income, interest expense, or taxes to operating segments.

During the second quarter of fiscal 2010, we classified our Quality of Experience Assurance (QoE) business as a discontinued operation and its respective assets as held for sale. During the third quarter of fiscal 2010, we sold our QoE business. QoE was a reportable segment within our Telecom Solutions Division segment under previous segment presentation. Due to this sale, the results of QoE have been removed from the Communications segment, shown as discontinued operations, and all comparative information from prior periods has been updated to reflect this change.

The following describes our two reporting segments:

Communications

Our Communications business supplies timing technologies and services for worldwide communications infrastructure. Products include primary reference sources, synchronization distribution systems, embedded

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

components and software, and test and measurement equipment, all of which support the timing and synchronization requirements of communications, networks and equipment.

Government

Our Government business provides time technology products for aerospace/defense, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

The comparative information from prior periods related to the following tables has been updated to reflect our change in segment reporting. Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Year ended June 27, 2010

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$135,809	$85,507	$—	$221,316
Cost of sales	68,617	49,554	5,625	123,796

Gross profit	67,192	35,953	(5,625)	97,520
Operating expenses	37,137	21,366	26,888	85,391

Operating income (loss)	$30,055	$14,587	$(32,513)	$12,129

Year ended June 28, 2009

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$135,496	$84,250	$—	$219,746
Cost of sales	65,869	46,789	3,866	116,524

Gross profit	69,627	37,461	(3,866)	103,222
Operating expenses	66,548	41,011	28,376	135,935

Operating income (loss)	$3,079	$(3,550)	$(32,242)	$(32,713)

Year ended June 29, 2008

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$129,141	$77,245	$—	$206,386
Cost of sales	72,204	42,965	634	115,803

Gross profit	56,937	34,280	(634)	90,583
Operating expenses	37,283	19,821	26,532	83,636

Operating income (loss)	$19,654	$14,459	$(27,166)	$6,947

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Selling, general and administrative costs	$22,222	$22,536	$25,738
Restructuring charges	10,291	9,706	1,428

Corporate-related total	$32,513	$32,242	$27,166

Our export sales, based on the location of the customer, accounted for 33%, 36%, and 33%, of our net revenue in fiscal 2010, 2009, and 2008 respectively. The geographical components of revenue are as follows:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
United States	67%	64%	67%
International:
Asia	11%	10%	10%
Europe	15%	16%	12%
Canada	2%	4%	3%
Latin America	3%	4%	6%
Rest of the world	2%	2%	2%

With the exception of property, plant and equipment, we do not identify or allocate our long-lived assets by geographic area. No material amount of property, plant and equipment exists outside the United States.

In fiscal 2010 and 2009, we had no customers that accounted for 10% or more of our net revenue. In fiscal 2008, two customers each accounted for 10.8% of our net revenue, or revenues of $22.4 million and $22.5 million, respectively.

Note 16—Restructuring Charges

During the fiscal 2010, we incurred approximately $5.3 million in lease loss and facility related charges. These expenses included approximately $3.5 million related to our San Jose, CA facility and approximately $1.8 million related to our other facilities for unused space at these respective facilities. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next eight years.

During fiscal 2010, we also incurred approximately $5.0 million in one-time termination benefits and other restructuring related charges, mainly related to the transfer of our Cesium product line from our San Jose, CA facility to our Beverly, MA facility, and the shutdown of our Aguadilla, Puerto Rico facility. The balance of these accruals will be paid over the next year.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 27, 2010 and June 28, 2009:

	Balance at June 28, 2009	Expense Additions	Payments	Balance at June 27, 2010
	(in thousands)
Lease loss accrual (fiscal 2004)	$216	$20	$(38)	$198
All other restructuring changes (fiscal 2004)	181	24	(120)	85
Lease loss accrual (fiscal 2009)	2,267	3,867	(804)	5,330
Additional depreciation charges (fiscal 2009)	—	948	(948)	—
All other restructuring changes (fiscal 2009)	2,900	4,962	(5,258)	2,604
Lease loss accrual (fiscal 2010)	—	470	(166)	304

Total	$5,564	$10,291	$(7,334)	$8,521

	Balance at June 29, 2008	Expense Additions	Payments	Balance at June 28, 2009
	(in thousands)
Lease loss accrual (fiscal 2004)	$86	$377	$(247)	$216
All other restructuring changes (fiscal 2004)	299	—	(118)	181
Austin facility shutdown (fiscal 2008)	588	1,051	(1,639)	—
Lease loss accrual (fiscal 2009)	—	2,449	(182)	2,267
Additional depreciation charges (fiscal 2009)	—	1,294	(1,294)	—
All other restructuring changes (fiscal 2009)	—	4,535	(1,635)	2,900

Total	$973	$9,706	$(5,115)	$5,564

Over the next twelve months, we expect to incur remaining restructuring charges amounting to $11.6 million, including approximately $5.2 million in lease loss and facility related charges and approximately $6.4 million in one-time termination benefits and other restructuring related charges.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2010 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 27, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 27, 2010 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 10, 2010.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom Inc.

San Jose, California

We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 27, 2010 of the Company and our report dated September 10, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
San Jose, California September 10, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Nominees” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders to be held on October 29, 2010 (the “Proxy Statement”).

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

We have adopted a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.symmetricom.com. If any amendments are made to the Code of Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Ethics is granted to the Company’s Principal Executive Officer, Principal Financial Officer, or Principal Accounting Officer, we intend to disclose the nature of such amendment or waiver on our website.

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

(a)	Financial Statements and Financial Statement Schedules

1.     Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended June 27, 2010, June 28, 2009, and June 29, 2008 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed January 9, 2002).

3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed February 9, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

4.2	Rights Agreement dated as of August 9, 2001 between the Registrant and Mellon Investor Services (incorporated by reference from Exhibit 4.1 to the Registrant’s registration statement on Form 8-A (file no. 000-02287) filed August 9, 2001).

10.1#	1999 Director Stock Option Plan, as amended through December 28, 2005, and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.2#	Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 8, 2006).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

Exhibit No.	Description of Exhibits
10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K
(file no. 000-02287) filed September 17, 1996).

10.7	First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K
(file no. 000-02287) filed November 22, 2005).

10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 15, 2001).

10.10#	Amended and Restated Employment and Executive Severance Agreement between the Registrant and Thomas W. Steipp dated October 30, 2008 (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.12#	Employment Offer Letter between the Registrant and Justin Spencer dated September 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K
(file no. 000-02287) filed October 2, 2008).

10.13#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.14#	Form of Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 5, 2010).

10.15#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.16#	Form of Restricted Stock Award Agreement under the Registrant’s 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13, 2006).

10.24#	Amended and Restated 2006 Incentive Award Plan (incorporated by reference from the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed November 6, 2008) and forms of agreements thereunder (incorporated by reference from Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-155566) filed November 21, 2008).

10.25#	Employment Offer Letter, dated as of July 17, 2009, by and between the Registrant and David G. Côté (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed on July 27, 2009).

10.26*	Manufacturing Service Agreement, dated March 12, 2010, by and between the Registrant and Sanmina-SCI Corporation (“Sanmina-SCI”); Addendum 1 to Manufacturing Service Agreement, dated September 19, 2009, by and between the Registrant and Sanmina-SCI; Addendum 2 to Manufacturing Service Agreement, dated March 22, 2010, by and between the Registrant and Sanmina-SCI, and Amendment 1 to Addendum 2 to Manufacturing Service Agreement, dated May 20, 2010, by and between the Registrant and Sanmina-SCI.

Exhibit No.	Description of Exhibits
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement
*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 27, 2010:
Accrued warranty expense	$3,737	$1,557	$2,394	$2,900
Allowance for doubtful accounts	$361	$178	$112	$427
Year ended June 28, 2009:
Accrued warranty expense	$3,801	$2,854	$2,918	$3,737
Allowance for doubtful accounts	$731	$(328)	$42	$361
Year ended June 29, 2008:
Accrued warranty expense	$3,374	$3,407	$2,980	$3,801
Allowance for doubtful accounts	$1,107	$173	$549	$731

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 10, 2010	By:	/s/ DAVID G. CÔTÉ
David G. Côté Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Côté and Justin R. Spencer, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ DAVID G. CÔTÉ David G. Côté	Chief Executive Officer (Principal Executive Officer) and Director	September 10, 2010

/S/ JUSTIN R. SPENCER Justin R. Spencer	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 10, 2010

/S/ ROBERT T. CLARKSON Robert T. Clarkson	Chairman of the Board	September 10, 2010

/S/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 10, 2010

/S/ JAMES CHIDDIX James Chiddix	Director	September 10, 2010

/S/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 10, 2010

/S/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 10, 2010

/S/ RICHARD W. OLIVER Richard W. Oliver	Director	September 10, 2010

/S/ RICHARD N. SNYDER Richard N. Snyder	Director	September 10, 2010

/S/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 10, 2010