Form 10-Q
period 2010-09-26
SYMMETRICOM INC
filed 2010-11-05
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 22, 2010
Common Stock	43,372,200

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 26, 2010	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,972	$21,794
Short-term investments	50,791	53,825
Accounts receivable, net of allowance for doubtful accounts of $430 and $427	41,425	40,075
Inventories	42,946	37,229
Prepaids and other current assets	15,594	15,108

Total current assets	172,728	168,031
Property, plant and equipment, net	22,787	23,077
Intangible assets, net	3,396	3,745
Deferred taxes and other assets	34,394	36,534

Total assets	$233,305	$231,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,763	$6,768
Accrued compensation	16,613	18,731
Accrued warranty	2,339	2,900
Other accrued liabilities	11,594	10,506

Total current liabilities	40,309	38,905
Long-term obligations	7,276	8,296
Deferred income taxes	334	334

Total liabilities	47,919	47,535

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 49,970 shares issued and 43,279 outstanding at September 26, 2010; 49,933 shares issued and 43,699 outstanding at June 27, 2010	200,394	202,450
Accumulated other comprehensive income (loss)	13	(356)
Accumulated deficit	(15,021)	(18,242)

Total stockholders’ equity	185,386	183,852

Total liabilities and stockholders’ equity	$233,305	$231,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Net revenue	$54,379	$52,268
Cost of sales:
Cost of products and services	26,606	29,537
Amortization of purchased technology	287	368
Restructuring charges	3,747	862

Total cost of sales	30,640	30,767

Gross profit	23,739	21,501
Operating expenses:
Research and development	6,606	5,714
Selling, general and administrative	12,799	13,539
Amortization of intangible assets	62	95
Restructuring charges	(881)	476

Total operating expenses	18,586	19,824

Operating income	5,153	1,677

Interest income, net of amortization (accretion) of premium (discount) on investments	(108)	461
Interest expense	(55)	(1,274)

Income from continuing operations before taxes	4,990	864
Income tax provision	1,896	315

Income from continuing operations	$3,094	$549
Income (loss) from discontinued operations, net of tax	127	(375)

Net income	$3,221	$174

Earnings per share - basic:
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.07	$—

Weighted average shares outstanding - basic	43,430	43,177

Earnings per share - diluted:
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.07	$—

Weighted average shares outstanding - diluted	43,772	43,815

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income	$3,221	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,919	1,923
Non-cash interest on convertible bonds	—	769
Deferred income taxes	1,786	(10)
Loss on disposal of fixed assets	5	—
Stock-based compensation	338	604
Allowance for doubtful accounts	21	27
Provision for excess and obsolete inventory	333	663
Changes in assets and liabilities:
Accounts receivable	(1,371)	8,025
Inventories	(6,050)	212
Prepaids and other assets	219	219
Accounts payable	3,107	(1,154)
Accrued compensation	(2,118)	(3,372)
Other accrued liabilities	(493)	(13)

Net cash provided by operating activities	917	8,067

Cash flows from investing activities:
Purchases of short-term investments	(12,533)	(3,332)
Maturities of short-term investments	15,013	2,978
Purchases of property, plant and equipment	(1,397)	(1,724)

Net cash provided by (used for) investing activities	1,083	(2,078)

Cash flows from financing activities:
Proceeds from issuance of common stock	236	500
Repurchase of common stock	(2,321)	(419)

Net cash (used for) provided by financing activities	(2,085)	81

Effect of exchange rate changes on cash	263	—

Net increase in cash and cash equivalents	178	6,070
Cash and cash equivalents at beginning of period	21,794	72,064

Cash and cash equivalents at end of period	$21,972	$78,134

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$106	$(9)
Property, plant and equipment purchases included in accounts payable	21	171
Cash payments for:
Interest	$—	$—
Income taxes	53	542

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (US GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The results of operations for the three months ended September 26, 2010 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 3, 2011.

The condensed consolidated balance sheet as of June 27, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue recognition that became effective for us beginning June 28, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this authoritative guidance had no impact on the Company’s financial position, results of operations or cash flows in the periods presented.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance as of September 26, 2010	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,798	$12,798	$—

Short-term investments:
Corporate debt securities	34,820	—	34,820
Government sponsored enterprise debt securities	12,993	12,993	—
Mutual funds	2,978	2,184	794

Total short-term investments	50,791	15,177	35,614

Total financial assets	$63,589	$27,975	$35,614

	Balance as of June 27, 2010	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$9,729	$9,729	$—

Short-term investments:
Corporate debt securities	37,264	—	37,264
Government sponsored enterprise debt securities	13,336	13,336	—
Mutual funds	3,225	2,500	725

Total short-term investments	53,825	15,836	37,989

Total financial assets	$63,554	$25,565	$37,989

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash, cash equivalents or short-term investments:

	Cost Basis	Gross Unrealized Gains	Fair Value
		(In thousands)
September 26, 2010
Short-term investments and money market funds	$60,514	$97	$60,611
Less amounts classified as cash equivalents	(12,798)	—	(12,798)
Deferred compensation plan assets	2,847	—	2,978

Total short-term investments	$50,563	$97	$50,791

June 27, 2010
Short-term investments and money market funds	$60,265	$64	$60,329
Less amounts classified as cash equivalents	(9,729)	—	(9,729)
Deferred compensation plan assets	2,854	—	3,225

Total short-term investments	$53,390	$64	$53,825

Deferred compensation plan assets are classified as trading securities in order to maintain consistency with the method in which the Company accounts for deferred compensation obligations. As a result, all unrealized gains and losses related to the deferred compensation plan assets have been included in earnings.

Note 3. Inventories

Components of inventories were as follows:

	September 26, 2010	June 27, 2010
	(In thousands)
Raw materials	$20,701	$19,419
Work-in-process	9,025	8,593
Finished goods	13,220	9,217

Inventories	$42,946	$37,229

Note 4. Intangible Assets

Intangible assets as of September 26, 2010 and June 27, 2010 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
		(in thousands)
Purchased technology	$24,357	$(22,439)	$1,918
Customer lists and trademarks	7,025	(5,547)	1,478

Total as of September 26, 2010	$31,382	$(27,986)	$3,396

Purchased technology	$24,357	$(22,150)	$2,207
Customer lists and trademarks	7,025	(5,487)	1,538

Total as of June 27, 2010	$31,382	$(27,637)	$3,745

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2011 (Remaining 9 months)	$964
2012	726
2013	502
2014	502
2015	232
Thereafter	470

Total amortization	$3,396

Intangible asset amortization expense for the first three months of fiscal 2011 and 2010 was $0.3 million and $0.5 million, respectively.

Note 5. Long-term Obligations

Long-term obligations consist of:

	September 26, 2010	June 27, 2010
	(In thousands)
Long-term obligations:
Lease loss accrual, net	$3,798	$4,784
Deferred revenue	1,883	1,919
Rent accrual	1,076	1,066
Income tax	300	300
Post-retirement benefits	219	227

Total	$7,276	$8,296

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the three months ended September 26, 2010 is as follows:

	Shares Available For Grant	Non Performance-based Options Outstanding		Restricted Stock Outstanding
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2010	5,697	6,043	$5.84	219	$5.20
Granted - options	(76)	76	5.05	—	—
Exercised	—	(50)	4.73	—	—
Vested	—	—	—	(175)	5.19
Cancelled	581	(393)	7.22	(12)	5.25
Expired	—	—	—	—	—

Balances at September 26, 2010	6,202	5,676	$5.75	32	$5.25

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In-the-money options outstanding, vested and expected to vest, and exercisable as of September 26, 2010 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	5,676	4.05	$5.75	$2,852

Vested and expected to vest	5,155	3.92	$5.84	$2,514

Exercisable	2,692	2.45	$6.74	$975

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 26, 2010, based on our common stock closing price of $5.45 on September 24, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of fiscal 2011 was approximately $31,000.

For the quarters ended September 26, 2010 and September 27, 2009, the weighted-average estimated fair value of options granted was $2.53 and $2.43 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three months ended September 26, 2010 and September 27, 2009 as follows:

	Three months ended
	September 26, 2010	September 27, 2009
Expected life (in years)	5.2	4.5
Risk-free interest rate	1.1%	2.0%
Volatility	57.1%	54.8%

We recorded stock-based compensation expense of $0.3 million and $0.6 million in the first quarter of fiscal 2011 and 2010, respectively. We calculated these stock-based compensation expenses using a net cumulative impact of 8% to estimate future annual forfeitures. At September 26, 2010, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $4.1 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(In thousands)
Cost of sales	$23	$210
Research and development	138	200
Selling, general and administrative	291	194

Stock compensation expense from continuing operations	452	604
Stock compensation expense from discontinued operations	(114)	—

Total	$338	$604

Stock Repurchases

During the first quarter of fiscal 2011, we repurchased 396,844 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $2.0 million. A further 60,781 shares were repurchased by us in the first quarter of fiscal 2011 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

As of September 26, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

Note 7. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities on our condensed consolidated balance sheet, which consist of facilities and severance costs, at September 26, 2010 and June 27, 2010:

	Balance at June 27, 2010	Expense Additions	Payments and Non-cash Settlements	Balance at September 26, 2010
	(in thousands)
Lease loss accrual (fiscal 2004)	$198	$1	$(10)	$189
All other restructuring charges (fiscal 2004)	85	22	(7)	100
Lease loss accrual (fiscal 2009)	5,330	(905)	(259)	4,166
Additional depreciation charges (fiscal 2009)	—	461	(461)	—
All other restructuring charges (fiscal 2009)	2,604	3,285	(1,639)	4,250
Lease loss accrual (fiscal 2010)	304	2	(2)	304

Total	$8,521	$2,866	$(2,378)	$9,009

During the first three months of fiscal 2011, we incurred approximately $2.9 million in severance, manufacturing transfer consulting services, lease loss charges and additional depreciation on leasehold improvements. These expenses included $3.3 million of severance, consulting and other charges for our Puerto Rico facility closure. The lease loss accrual was reduced by $0.9 million due to sublease of part of the Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next eight years.

During the first three months of fiscal 2011, we also incurred approximately $0.5 million in additional depreciation on property, plant and equipment at our Puerto Rico facility.

Over the next nine months, we expect to incur restructuring charges amounting to $5.1 million, including approximately $2.0 million in facility related charges and approximately $3.1 million in one-time termination benefits and other restructuring related charges.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under US GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Net income	$3,221	$174
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	263	(1)
Unrealized gain (loss) on investments	106	(9)

Other comprehensive income (loss)	369	(10)

Total comprehensive income	$3,590	$164

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$3,094	$549
Income (loss) from discontinued operations	127	(375)

Net income	$3,221	$174

Shares (denominator):
Weighted average common shares outstanding	43,556	43,648
Weighted average common shares outstanding subject to repurchase	(126)	(471)

Weighted average shares outstanding—basic	43,430	43,177
Weighted average dilutive share equivalents from stock options	235	279
Weighted average dilutive common shares subject to repurchase	107	359

Weighted average shares outstanding— diluted	43,772	43,815

Earnings (loss) per share — basic:
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.07	$—

Earnings (loss) per share — diluted:
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.07	$—

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(In thousands)
Stock options	4,273	3,142
Common shares subject to repurchase	—	—

Total shares of common stock excluded from diluted net income (loss) per share calculation	4,273	3,142

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of September 26, 2010, we had an accrual of $0.1 million for remediation costs and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

In the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of September 26, 2010, we have received a waiver from one customer to use lead-free solder but not the other. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures. Also, since March 2008, new product shipments to this customer include lead solder.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Business Segment Information

In the third quarter of fiscal 2010, we changed our segment reporting structure from four operating and reporting segments to two operating and reporting segments. This change was effected to better reflect how the Chief Operating Decision Maker (CODM) makes decisions about resource allocation and segment performance. The CODM, as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes. Symmetricom is now organized into two operating segments corresponding to our two divisions: Communications and Government. Given the measure of profit reviewed by our CEO, we have changed our segment profit measure to operating income (loss). Prior to this change, the CEO used gross margin as the segment profit measure.

During the first quarter of fiscal 2011, the Company changed its method of allocating revenue between its two reportable segments. Such revenue is now allocated based on the nature of the product sold versus the end customer (as presented in previous reporting periods). As a result of this change, the Company has revised the applicable segment financial information for the first quarter of fiscal 2010 to be presented on a consistent basis.

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does our CEO evaluate operating segments using discrete asset information. We do not allocate restructuring charges, interest and other income, interest expense, or taxes to operating segments.

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

The comparative information from prior periods related to the following tables has been updated to reflect our change in segment reporting. Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended September 26, 2010	Communications	Government	Corporate	Total

	(In thousands)
Net revenue	$33,149	$21,230	$—	$54,379
Cost of sales	15,495	11,398	3,747	30,640

Gross profit	17,654	9,832	(3,747)	23,739
Operating expenses	8,416	5,967	4,203	18,586

Operating income (loss)	$9,238	$3,865	$(7,950)	$5,153

Three months ended September 27, 2009	Communications	Government	Corporate	Total

	(In thousands)
Net revenue	$32,954	$19,314	$—	$52,268
Cost of sales	17,961	11,944	862	30,767

Gross profit	14,993	7,370	(862)	21,501
Operating expenses	9,153	4,886	5,785	19,824

Operating income (loss)	$5,840	$2,484	$(6,647)	$1,677

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(In thousands)
Selling, general and administrative costs	$(10,816)	$(7,985)
Restructuring charges	2,866	1,338

Corporate-related total	$(7,950)	$(6,647)

Note 12. Warranty

Changes in our accrued warranty liability during the first three months of fiscal 2011 and 2010 were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(In thousands)
Beginning balance	$2,900	$3,737
Provision for warranty	54	619
Accruals related to change in estimate	185	(182)
Less: Actual warranty costs	(800)	(399)

Ending balance	$2,339	$3,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended September 26, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

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

While there has been some improvement in general macro-economic conditions since late calendar year 2009 and continuing in 2010, the current macro-economic factors remain dynamic and uncertain and are likely to remain so into calendar 2011. If difficult economic conditions or the constrained credit environment markedly continue, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months ended September 26, 2010 and September 27, 2009:

	Three Months Ended
	September 26, 2010	September 27, 2009
Net revenue

Communications	61.0%	63.0%
Government	39.0%	37.0%

Total net revenue	100.0%	100.0%

Cost of products and services	48.9%	56.5%
Amortization of purchased technology	0.5%	0.7%
Restructuring charges	6.9%	1.7%

Gross profit	43.7%	41.1%
Operating expenses:
Research and development	12.1%	10.9%
Selling, general and administrative	23.6%	25.9%
Amortization of intangible assets	0.1%	0.2%
Restructuring charges	(1.6)%	0.9%

Operating income	9.5%	3.2%
Interest income, net of amortization (accretion) of premium (discount) on investments	(0.2)%	0.9%
Interest expense	(0.1)%	(2.4)%

Income from continuing operations before taxes	9.2%	1.7%
Income tax provision	3.5%	0.6%

Income from continuing operations	5.7%	1.1%
Income (loss) from discontinued operations, net of tax	0.2%	(0.8)%

Net income	5.9%	0.3%

Net Revenue:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Net Revenue (dollars in thousands):
Communications	$33,149	$32,954	$195	0.6%
Government	21,230	19,314	1,916	9.9

Total Net Revenue	$54,379	$52,268	$2,111	4.0
Percentage of Revenue	100%	100%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2011, net revenue increased $2.1 million, or 4.0%, compared to the corresponding quarter of fiscal 2010. Communications revenue increased $0.2 million, or 0.6%, compared to the same quarter for the prior year, primarily due to an increase in sale of PackeTime products and our traditional sync products which was partially offset by a decrease in installation revenue. Government revenue increased $1.9 million, or 9.9% compared to the same quarter for the prior year, primarily due to an increase in sales of instruments and enterprise products.

Gross Profit:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Gross Profit (dollars in thousands):
Communications	$17,654	$14,993	$2,661	17.7%
Government	9,832	7,370	2,462	33.4
Corporate related	(3,747)	(862)	(2,885)	334.7

Total Gross Profit	$23,739	$21,501	$2,238	10.4
Percentage of Revenue	43.7%	41.1%

Gross profit in the first quarter of fiscal 2011 increased by $2.2 million or 10.4% compared to the corresponding quarter of fiscal 2010. Gross profit as a percentage of revenue in the first quarter of fiscal 2011 increased to 43.7% as compared to 41.1% in the corresponding quarter of fiscal 2010 primarily due to the increased sales of higher margin products such as PackeTime products which was partially offset by increase in corporate related restructuring charges. Gross profit for our Communications segment increased by $2.7 million, or 17.7%, which was greater than the revenue increase of 0.6%, due to a favorable sales mix of higher margin products and lower period costs and variances. Gross profit for our Government segment increased $2.5 million, or 33.4%, which was greater than the revenue increase of 9.9% in this segment for the same period, due to a favorable sales mix of higher margin products, (mainly instruments and enterprise products) and lower period costs and variances.

Corporate related restructuring charges increased by $2.9 million, or 335%, due to severance, product transfer costs and additional depreciation costs related to restructuring activities of the phased closure of our Puerto Rico manufacturing facility, which is anticipated to be completed by the fourth quarter of fiscal 2011.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Research and development expense (dollars in thousands)	$6,606	$5,714	$892	15.6%
Percentage of Revenue	12.1%	10.9%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the first quarter of fiscal 2011 increased $0.9 million, or 15.6%, compared to the same quarter of fiscal 2010 primarily due to higher engineering expenses related to product development projects. We expect that research and development expenses in the second quarter of fiscal 2011 will be consistent with the first quarter of fiscal 2011.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Selling, general and administrative (dollars in thousands)	$12,799	$13,539	$(740)	(5.5)%
Percentage of Revenue	23.6%	25.9%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by $0.7 million or 5.5%, to $12.8 million for the first quarter of fiscal 2011, compared to $13.5 million in the corresponding quarter of fiscal 2010. The decrease in expenses consisted primarily of a $0.6 million decrease in compensation-related expenses including stock-based compensation and incentive compensation related expenses and commission expenses. We expect that selling, general and administrative expenses in the second quarter of fiscal 2011 will increase when compared with the first quarter of fiscal 2011.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Amortization of intangible assets (dollars in thousands)	$62	$95	$(33)	(34.7)%
Percentage of Revenue	0.1%	0.2%

Amortization of intangibles decreased in the first quarter of fiscal 2011 compared to the corresponding period of fiscal 2010 due to certain assets being fully amortized before or during the first quarter of fiscal 2011.

Restructuring charges:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Restructuring charges (dollars in thousands)	$(881)	$476	$(1,357)	(285.1)%
Percentage of Revenue	(1.6)%	0.9%

Restructuring charges decreased by $1.4 million in the first three months of fiscal 2011 compared to the corresponding period of fiscal 2010 due to the partial reduction in the lease loss accrual associated with the sublease of Santa Rosa facility.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Interest income, net of amortization (accretion) of premium (discount) on investments (dollars in thousands)	$(108)	$461	$(569)	(123.4)%
Percentage of Revenue	(0.2)%	0.9%

Interest income (loss), net of amortization (accretion) of premium (discount) on investments decreased $0.6 million in the first quarter of fiscal 2011 compared to the same period in the prior year due to an increase in amortization of premium on short-term investments.

Interest expense:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Interest expense (dollars in thousands)	$(55)	$(1,274)	$1,219	(95.7)%
Percentage of Revenue	(0.1)%	(2.4)%

Interest expense decreased $1.2 million in the first quarter of fiscal 2011 compared to the same period in the prior fiscal year due to the repayment of convertible notes in the fourth quarter of fiscal 2010.

Income tax provision:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Income tax provision (dollars in thousands)	$1,896	$315	$1,581	501.9%
Percentage of Revenue	3.5%	0.6%

Our income tax provision was $1.9 million in the first quarter of fiscal 2011, compared to $0.3 million in the corresponding quarter of fiscal 2010. Our effective tax rate in the first quarter of fiscal 2011 was 38.0%, compared to an effective tax rate of 35.2% in the corresponding period of fiscal 2010. The effective tax rate for fiscal 2010 benefited from federal research credits, which expired in second quarter of fiscal 2010.

Income (loss) from discontinued operations, net of tax:

	Three Months Ended		$ Change	% Change
	September 26, 2010	September 27, 2009
Income (loss) from discontinued operations, net of tax (in thousands)	$127	$(375)	$502	(133.9)%
Percentage of Revenue	0.2%	(0.8)%

Discontinued operations relate to our Quality of Experience business which we sold in the third quarter of fiscal 2010. In the first quarter of fiscal 2011, we recorded an income of $0.1 million, net of income taxes, due primarily to the finalization of compensation costs of former employees. The $0.4 million loss in the first quarter of fiscal 2010 represents the general operating expenses, net of taxes, for the first quarter of fiscal 2010.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the first quarter of fiscal 2011 with the end of fiscal 2010 is discussed below:

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

Our backlog amounted to $54.4 million as of September 26, 2010, compared to $42.5 million as of June 27, 2010. The $11.9 million increase in backlog was due to strong government bookings that came in as the federal government closed out their fiscal year. Also, some of this government backlog is for multi-year delivery and will not ship until after this fiscal year. Our backlog, which is shippable within the next six months, was $33.4 million as of September 26, 2010, compared to $28.7 million as of June 27, 2010.

Contract Revenue:

As of September 26, 2010, we had approximately $9.5 million in contract revenue to be performed and recognized within the next 36 months, the same as approximately $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 27, 2010. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 26, 2010	June 27, 2010	Change
			$
Cash and cash equivalents	$21,972	$21,794	$178
Short-term investments	50,791	53,825	(3,034)

Total	$72,763	$75,619	$(2,856)

As of September 26, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $72.8 million and accounts receivable net of $41.4 million.

As of September 26, 2010, working capital was $132.4 million compared to $129.1 million as of June 27, 2010. Cash, cash equivalents and short-term investments as of September 26, 2010 decreased slightly to $72.8 million from $75.6 million as of June 27, 2010.

Our days sales outstanding in accounts receivable was 69 days as of September 26, 2010, compared to 66 days as of June 27, 2010.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first quarter of fiscal 2011 was $0.9 million. The net cash provided by operating activities was driven by the net income of $3.2 million and non-cash charges of $4.4 million. The non-cash charges consisted of $1.9 million in depreciation and amortization expenses, $1.8 million deferred tax charges, $0.3 million of stock-based compensation expense and $0.3 million of provisions for excess and obsolete inventories. Cash provided by operating activities during the first quarter of fiscal 2011 also reflects net changes in operating assets and liabilities, which used $6.7 million. It consisted primarily of a $6.0 million increase in inventories arising primarily to support the transfer of manufacturing activity to a third-party contract manufacturer, $1.4 million increase in accounts receivable, $2.1 million decrease in accrued compensation, and $0.5 million decrease in other liabilities, partially offset by a $3.1 million increase in accounts payable and a decrease in prepaid and other assets of $0.2 million.

Cash flows from investing activities

Net cash provided by investing activities was $1.1 million in the first quarter of fiscal 2011, which represented sale/maturities of short-term investments of $15.0 million, partially off-set by the purchase of short-term investments and property, plant and equipment of $12.5 million and $1.4 million, respectively.

Cash flows from financing activities

Net cash used for financing activities was $2.1 million in the first quarter of fiscal 2011, which represented the repurchases of common stock of $2.3 million, partially offset by cash generated from the exercise of common stock options of $0.2 million.

Contingencies

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements-Note1- Basis of Presentation and Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom, Inc. see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010. Our exposure to market risk has not changed materially since June 27, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act and that such information has been accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 26, 2010 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 27, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended September 26, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 28, 2010 through July 25, 2010	—	$—	—	1,324,160
July 26, 2010 through August 22, 2010	126,321	$4.92	65,540	1,258,620
August 23, 2010 through September 26, 2010	331,304	$5.13	331,304	927,316

Total	457,625	$5.10	396,844

During the first quarter of fiscal 2011, we repurchased 396,844 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $2.0 million. A further 60,781 shares were repurchased by us in the first quarter of fiscal 2011 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

As of September 26, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 0.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

During the first quarter of fiscal 2011, the Company changed its method of allocating revenue between its two reportable segments. Such revenue is now allocated based on the nature of the product sold versus the end customer (as presented in previous reporting periods). Subsequent to the filing of our Current Report on Form 8-K on October 26, 2010 that included our news release in which we furnished our unaudited financial results for the first quarter of fiscal 2011 and furnished comparative financial results for the first quarter of fiscal 2010, the Company determined that it was appropriate to reflect this change in the revenue allocations between its reportable segments for the first quarter of fiscal 2010 to be consistent with the method that was adopted in the first quarter of fiscal 2011. As a result of this determination, we have revised the revenue allocations for the two reportable segments for the first quarter of fiscal 2010. This revision resulted in a revenue increase for the communications segment of $0.6 million and a corresponding decrease in revenue for the government segment. The revision also resulted in a year-over-year increase in government segment revenue of 9.9%. These revisions result in a difference between the segment revenue information for the first quarter of fiscal 2010, reported for comparative purposes in the financial statements contained in this Quarterly Report on Form 10-Q from the information furnished in the October 26, 2010 news release.

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

SYMMETRICOM, INC.
(Registrant)

Date: November 5, 2010	By:	/S/ DAVID G. CÔTÉ
Dave G. CÔTÉ
Chief Executive Officer (Principal Executive Officer) and Director

Date: November 5, 2010	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)