Form 10-Q
period 2010-12-26
SYMMETRICOM INC
filed 2011-02-04
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 24, 2011
Common Stock	43,457,708

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 26, 2010	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,722	$21,794
Short-term investments	52,739	53,825
Accounts receivable, net of allowance for doubtful accounts of $433 and $427	25,527	40,075
Inventories	41,665	37,229
Prepaids and other current assets	14,650	15,108

Total current assets	160,303	168,031
Property, plant and equipment, net	22,570	23,077
Intangible assets, net	3,068	3,745
Deferred taxes and other assets	38,077	36,534

Total assets	$224,018	$231,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,136	$6,768
Accrued compensation	13,849	18,731
Accrued warranty	2,002	2,900
Other accrued liabilities	12,277	10,506

Total current liabilities	35,264	38,905
Long-term obligations	6,560	8,296
Deferred income taxes	334	334

Total liabilities	42,158	47,535

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 50,357 shares issued and 43,386 outstanding at December 26, 2010; 49,933 shares issued and 43,699 outstanding at June 27, 2010	200,622	202,450
Accumulated other comprehensive loss	(216)	(356)
Accumulated deficit	(18,546)	(18,242)

Total stockholders’ equity	181,860	183,852

Total liabilities and stockholders’ equity	$224,018	$231,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net revenue	$41,844	$56,862	$96,223	$109,130
Cost of sales:
Cost of products and services	23,222	30,884	49,828	60,421
Amortization of purchased technology	267	368	554	736
Restructuring charges	3,910	931	7,657	1,793

Total cost of sales	27,399	32,183	58,039	62,950

Gross profit	14,445	24,679	38,184	46,180
Operating expenses:
Research and development	6,738	6,113	13,344	11,827
Selling, general and administrative	13,596	14,259	26,395	27,798
Amortization of intangible assets	61	62	123	157
Restructuring charges	38	535	(843)	1,011

Total operating expenses	20,433	20,969	39,019	40,793

Operating income (loss)	(5,988)	3,710	(835)	5,387

Interest income, net of amortization (accretion) of premium (discount) on investments	331	505	223	966
Interest expense	—	(1,270)	(55)	(2,544)

Income (loss) from continuing operations before taxes	(5,657)	2,945	(667)	3,809
Income tax provision (benefit)	(2,181)	1,055	(285)	1,370

Income (loss) from continuing operations	$(3,476)	$1,890	$(382)	$2,439
Income (loss) from discontinued operations, net of tax	(49)	(391)	78	(766)

Net income (loss)	$(3,525)	$1,499	$(304)	$1,673

Earnings per share - basic:
Income (loss) from continuing operations	$(0.08)	$0.04	$(0.01)	$0.06
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)

Net income (loss)	$(0.08)	$0.03	$(0.01)	$0.04

Weighted average shares outstanding - basic	43,272	43,313	43,351	43,245

Earnings per share - diluted:
Income (loss) from continuing operations	$(0.08)	$0.04	$(0.01)	$0.06
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)

Net income (loss)	$(0.08)	$0.03	$(0.01)	$0.04

Weighted average shares outstanding - diluted	43,272	43,708	43,351	43,771

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net income (loss)	$(304)	$1,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,879	3,903
Non-cash interest on convertible bonds	—	1,534
Deferred income taxes	(723)	1,101
Loss on disposal of fixed assets	5	—
Stock-based compensation	1,456	1,794
Allowance for doubtful accounts	31	27
Provision for excess and obsolete inventory	333	1,029
Changes in assets and liabilities:
Accounts receivable	14,517	4,680
Inventories	(4,769)	(864)
Prepaids and other assets	(122)	479
Accounts payable	341	(798)
Accrued compensation	(4,882)	(2,961)
Other accrued liabilities	(863)	2,163

Net cash provided by operating activities	8,899	13,760

Cash flows from investing activities:
Purchases of short-term investments	(23,384)	(43,452)
Maturities of short-term investments	23,819	5,006
Purchases of property, plant and equipment	(2,673)	(4,841)

Net cash used for investing activities	(2,238)	(43,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,343	549
Repurchase of common stock	(4,163)	(885)

Net cash used for financing activities	(2,820)	(336)

Effect of exchange rate changes on cash	87	(125)

Net increase (decrease) in cash and cash equivalents	3,928	(29,988)
Cash and cash equivalents at beginning of period	21,794	72,064

Cash and cash equivalents at end of period	$25,722	$42,076

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$53	$(129)
Property, plant and equipment purchases included in accounts payable	160	251
Cash payments for:
Interest	$—	$924
Income taxes	160	661

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The results of operations for the three and six months ended December 26, 2010 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 3, 2011.

The condensed consolidated balance sheet as of June 27, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Fiscal Quarter

Our fiscal quarter is 13 weeks ending on the Sunday closest to the end of the calendar quarter.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

(ii)	require an entity to allocate the revenue using best estimate of selling price (BESP) of the deliverables if there is no vendor specific objective evidence (VSOE) or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance for transactions that were entered into or materially modified on or after June 28, 2010 using the prospective basis of adoption. The adoption of this authoritative guidance had no material impact on our financial position, results of operations or cash flows in the periods presented.

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

We assess collectability based on the creditworthiness of the customer and past transaction history. We perform periodic credit evaluations of our customers and do not require collateral from our customers. However, for many of our international customers, we require an irrevocable letter of credit to be issued by the customer before the product is shipped. If we determine that collection of the invoice is not reasonably assured, we recognize revenue at the time that collection becomes reasonably assured, which is generally upon the receipt of cash.

Generally, product revenue is generated from the sale of synchronization and timing equipment with embedded software that is incidental to product functionality. Service revenue is recognized as the services are performed, provided collection of the related receivable is reasonably assured. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. Accordingly, we record an estimate of returns from distributors based on a historical average of distributor returns. We record commission expense both when orders are received and shipped, at which times the commission is both earned and payable.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our multiple element product offerings generally include hardware, software and PCS services, which are considered separate units of accounting.

The new guidance does not generally change the units of accounting for our revenue transactions. Most of the products and services continue to qualify as separate units of accounting. For multiple-element arrangements entered into prior to the first quarter of fiscal 2011, we recognized revenue based on the then relevant revenue recognition guidance that allowed us to utilize the residual method to determine the amount of revenue to be recognized on the delivered elements of the arrangement provided VSOE existed for the undelivered elements. Under the residual method, the fair value of the undelivered elements was deferred, such as post-contract support, and the remaining portion of the arrangement consideration was recognized as revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period. In evaluating the revenue recognition for multiple element arrangements under the new accounting guidance, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices and the residual method is no longer permitted. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use a best estimate of selling price (“BESP”) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

- the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold;

- analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

Our future revenue recognition for multiple element arrangements is not expected to differ materially from the results in the current period. However, as our marketing and product strategies evolve, we may modify our pricing practices, which could result in changes in selling prices, including both VSOE and BESP which could impact future revenues.

Note 2. Financial Instruments

The following table presents our financial instruments that are measured at fair value on a recurring basis and categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance as of December 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$11,212	$11,212	$—

Short-term investments:
Corporate debt securities	31,317	—	31,317
Government sponsored enterprise debt securities	18,098	18,098	—
Mutual funds	3,324	2,513	811

Total short-term investments	52,739	20,611	32,128

Total financial assets	$63,951	$31,823	$32,128

	Balance as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$9,729	$9,729	$—

Short-term investments:
Corporate debt securities	37,264	—	37,264
Government sponsored enterprise debt securities	13,336	13,336	—
Mutual funds	3,225	2,500	725

Total short-term investments	53,825	15,836	37,989

Total financial assets	$63,554	$25,565	$37,989

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash, cash equivalents or short-term investments:

	Cost Basis	Gross Unrealized Gains	Fair Value
December 26, 2010		(In thousands)
Short-term investments and money market funds	$60,614	$13	$60,627
Less amounts classified as cash equivalents	(11,212)	—	(11,212)
Deferred compensation plan assets	2,980	—	3,324

Total short-term investments	$52,382	$13	$52,739

June 27, 2010
Short-term investments and money market funds	$60,265	$64	$60,329
Less amounts classified as cash equivalents	(9,729)	—	(9,729)
Deferred compensation plan assets	2,854	—	3,225

Total short-term investments	$53,390	$64	$53,825

Deferred compensation plan assets are classified as trading securities in order to maintain consistency with the method in which the Company accounts for deferred compensation obligations. As a result, all unrealized gains and losses related to the deferred compensation plan assets have been included in earnings.

Note 3. Inventories

Components of inventories were as follows:

	December 26, 2010	June 27, 2010
	(In thousands)
Raw materials	$23,178	$19,419
Work-in-process	7,614	8,593
Finished goods	10,873	9,217

Inventories	$41,665	$37,229

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Intangible Assets

Intangible assets as of December 26, 2010 and June 27, 2010 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(22,707)	$1,650
Customer lists and trademarks	7,025	(5,607)	1,418

Total as of December 26, 2010	$31,382	$(28,314)	$3,068

Purchased technology	$24,357	$(22,150)	$2,207
Customer lists and trademarks	7,025	(5,487)	1,538

Total as of June 27, 2010	$31,382	$(27,637)	$3,745

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2011 (Remaining 6 months)	$636
2012	726
2013	502
2014	502
2015	232
Thereafter	470

Total amortization	$3,068

Intangible asset amortization expense for the second quarter of fiscal 2011 and 2010 was $0.3 million and $0.4 million, respectively. Intangible asset amortization for the first six months of fiscal 2011 and 2010 was $0.7 million and $0.9 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Long-term Obligations

Long-term obligations consist of:

	December 26, 2010	June 27, 2010
	(In thousands)
Long-term obligations:
Lease loss accrual, net	$3,297	$4,784
Deferred revenue	1,664	1,919
Rent accrual	1,086	1,066
Income tax	300	300
Post-retirement benefits	213	227

Total	$6,560	$8,296

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the six months ended December 26, 2010 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2010	5,697	6,043	$5.84	219	$5.20
Granted - options	(1,716)	1,716	6.19	—	—
Granted - restricted shares	(310)	—		155	6.23
Exercised	—	(282)	4.76	—	—
Vested	—	—		(175)	5.19
Cancelled	883	(695)	7.40	(12)	5.25
Expired	(69)	—	—	—	—

Balances at December 26, 2010	4,485	6,782	$5.82	187	$6.06

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In-the-money options outstanding, vested and expected to vest, and exercisable as of December 26, 2010 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,782	4.72	$5.82	$11,689

Vested and expected to vest	6,048	4.60	$5.87	$10,258

Exercisable	2,656	2.95	$6.41	$3,951

The aggregate intrinsic value of options outstanding in the preceding table represents the total pre-tax value of stock options outstanding as of December 26, 2010, based on our common stock closing price of $7.31 on December 23, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the second quarter of fiscal 2011 was approximately $334,550.

For the quarter ended December 26, 2010 and December 27, 2009, the weighted-average estimated fair value of options granted was $3.10 and $2.39 per share, respectively. For the six months ended December 26, 2010 and December 27, 2009, the weighted-average estimated fair value of options granted was $3.08 and $2.41 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and six months ended December 26, 2010 and December 27, 2009 as follows:

	Three months ended		Six months ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Expected life (in years)	5.1	5.2	5.1	4.9
Risk-free interest rate	1.1%	1.9%	1.1%	1.9%
Volatility	56.7%	56.8%	56.9%	55.8%

We recorded stock-based compensation expense of $1.1 million and $1.2 million in the second quarter of fiscal 2011 and 2010, respectively. We calculated these stock-based compensation expenses using a net cumulative impact of 8% to estimate future annual forfeitures. At December 26, 2010, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $7.1 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(In thousands)		(In thousands)
Cost of sales	$230	$262	$253	$472
Research and development	184	228	322	428
Selling, general and administrative	704	700	995	894

Stock compensation expense from continuing operations	1,118	1,190	1,570	1,794
Stock compensation expense from discontinued operations	—	—	(114)	—

Total	$1,118	$1,190	$1,456	$1,794

Stock Repurchases

During the second quarter of fiscal 2011, we repurchased 280,341 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.8 million. During the first six months of fiscal 2011, we repurchased approximately 677,000 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $3.8 million. A further 60,781 shares were repurchased by us in the first six months of fiscal 2011 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

On October 28, 2010, the Company’s Board of Directors authorized management to repurchase an additional 1.6 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of December 26, 2010, the total number of shares available for repurchase under the repurchase programs authorized by the Board of Directors was approximately 2.2 million.

Note 7. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities and long-term obligations on our condensed consolidated balance sheet, which consist of facilities and severance costs, at December 26, 2010 and June 27, 2010:

	Balance at June 27, 2010	Expense Additions	Payments and Non-cash Settlements	Balance at December 26, 2010
	(in thousands)
Lease loss accrual (fiscal 2004)	$198	$2	$(20)	$180
All other restructuring charges (fiscal 2004)	85	22	(38)	69
Lease loss accrual (fiscal 2009)	5,330	(875)	(336)	4,119
Additional depreciation charges (fiscal 2009 & 2010)	—	945	(945)	—
All other restructuring charges (fiscal 2009 & 2010)	2,604	6,538	(7,708)	1,434
Lease loss accrual (fiscal 2010)	304	182	13	499

Total	$8,521	$6,814	$(9,034)	$6,301

During the first six months of fiscal 2011, we incurred approximately $6.8 million in severance, manufacturing transfer consulting services, lease loss charges and additional depreciation on leasehold improvements. These expenses included $6.5 million of the severance, consulting and other charges for our Puerto Rico facility closure. The lease loss accrual was reduced by $0.9 million due to the sublease of part of the Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next eight years.

During the first six months of fiscal 2011, we also incurred approximately $1.0 million in additional depreciation on property, plant and equipment at our Puerto Rico facility.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Over the next six months, we expect to incur restructuring charges amounting to $0.8 million in other restructuring related charges.

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

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)		(in thousands)
Net income (loss)	$(3,525)	$1,499	$(304)	$1,673
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(176)	(124)	87	(125)
Unrealized gain (loss) on investments	(53)	(120)	53	(129)

Other comprehensive income (loss)	(229)	(244)	140	(254)

Total comprehensive income (loss)	$(3,754)	$1,255	$(164)	$1,419

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(3,476)	$1,890	$(382)	$2,439
Income (loss) from discontinued operations	(49)	(391)	78	(766)

Net income (loss)	$(3,525)	$1,499	$(304)	$1,673

Shares (denominator):
Weighted average common shares outstanding	43,405	43,670	43,480	43,659
Weighted average common shares outstanding subject to repurchase	(133)	(357)	(129)	(414)

Weighted average shares outstanding—basic	43,272	43,313	43,351	43,245
Weighted average dilutive share equivalents from stock options	—	168	—	225
Weighted average dilutive common shares subject to repurchase	—	227	—	301

Weighted average shares outstanding— diluted	43,272	43,708	43,351	43,771

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(0.08)	$0.04	$(0.01)	$0.06
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)

Net income (loss)	$(0.08)	$0.03	$(0.01)	$0.04

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(0.08)	$0.04	$(0.01)	$0.06
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)

Net income (loss)	$(0.08)	$0.03	$(0.01)	$0.04

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(In thousands)		(In thousands)
Stock options	6,456	4,467	6,182	3,736
Common shares subject to repurchase	133	—	129	—

Total shares of common stock excluded from diluted net income (loss) per share calculation	6,589	4,467	6,311	3,736

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of December 26, 2010, we had an accrual of $69,000 for remediation costs and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

From the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of December 26, 2010, we have received a waiver from one of these customers to use lead-free solder. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures. Also, since March 2008, new product shipments to this customer have included lead solder.

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

During the first quarter of fiscal 2011, the Company changed its method of allocating revenue between its two reportable segments. Such revenue is now allocated based on the nature of the product sold versus the end customer (as presented in previous reporting periods). As a result of this change, the Company has revised the applicable segment financial information for the three and six months ended December 27, 2009 to be presented on a consistent basis.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The comparative information from prior periods related to the following tables has been updated to reflect our change in segment reporting. Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended December 26, 2010

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$20,369	$21,475	$—	$41,844
Cost of sales	11,752	11,737	3,910	27,399

Gross profit	8,617	9,738	(3,910)	14,445
Operating expenses	8,767	5,803	5,863	20,433

Operating income (loss)	$(150)	$3,935	$(9,773)	$(5,988)

Three months ended December 27, 2009

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$35,752	$21,110	$—	$56,862
Cost of sales	18,803	12,449	931	32,183

Gross profit	16,949	8,661	(931)	24,679
Operating expenses	9,605	5,586	5,778	20,969

Operating income (loss)	$7,344	$3,075	$(6,709)	$3,710

Six months ended December 26, 2010

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$53,518	$42,705	$—	$96,223
Cost of sales	27,247	23,135	7,657	58,039

Gross profit	26,271	19,570	(7,657)	38,184
Operating expenses	17,183	11,770	10,066	39,019

Operating income (loss)	$9,088	$7,800	$(17,723)	$(835)

Six months ended December 27, 2009

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$68,706	$40,424	$—	$109,130
Cost of sales	36,764	24,393	1,793	62,950

Gross profit	31,942	16,031	(1,793)	46,180
Operating expenses	18,758	10,472	11,563	40,793

Operating income (loss)	$13,184	$5,559	$(13,356)	$5,387

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The information in the corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(In thousands)		(In thousands)
Selling, general and administrative costs	$5,825	$5,243	$10,909	$10,552
Restructuring charges	3,948	1,466	6,814	2,804

Corporate-related total	$9,773	$6,709	$17,723	$13,356

Note 12. Warranty

Changes in our accrued warranty liability during the second quarter and first six months of fiscal 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(In thousands)		(In thousands)
Beginning balance	$2,339	$3,775	$2,900	$3,737
Provision for warranty	(52)	198	2	817
Accruals related to change in estimate	237	122	422	(60)
Less: Actual warranty costs	(522)	(447)	(1,322)	(846)

Ending balance	$2,002	$3,648	$2,002	$3,648

Note 13. Subsequent Event

On February 2, 2011, the Company announced a restructuring plan to move its Government Business Unit’s engineering and new product introduction team from Santa Rosa, California to its San Jose office to focus on networking platform development and promote collaboration with other San Jose based engineering resources. In connection with the plan, the Company will also move the Santa Rosa manufacturing operation to its facility in Beverly, Massachusetts and transition the manufacture of certain parts from Santa Rosa to a contract manufacturer.

The company plans to eliminate approximately 55 positions from the Santa Rosa facility and add approximately 35 new or replacement positions in its San Jose and Beverly facilities. The Company expects to incur approximately $2.5 million in cash restructuring charges for severance and relocation. The engineering transition will begin in February 2011 and the manufacturing transition is expected to begin in July 2011. The transition is expected to be completed by December 2011.

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

Overview

Symmetricom, a worldwide leader in precision time and frequency technologies, sets the world’s standard for time. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

Quarter ended December 26, 2010 Summary

For the quarter ended December 26, 2010, Symmetricom recorded revenues of $41.8 million, down 26% compared to the same quarter of the previous year. The decrease in revenue is due to product supply and fulfillment delays associated with the company’s transition to an outsourced manufacturing and logistics model. Symmetricom ceased manufacturing operations in Puerto Rico in December 2010 and expects to complete the transition to an outsourced manufacturing and logistics model in the third quarter.

The company’s order volume was at expected levels for the quarter. Total sales backlog was $64.2 million as of December 26, 2010, compared to $54.4 million as of September 26, 2010.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and six months ended December 26, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, with the exception of the Company’s accounting policy for revenue recognition as described in Note 1of Item 1- Basis of Presentation and Recently Issued Accounting Pronouncements.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

While there has been some improvement in general macro-economic conditions since late calendar year 2009 and continuing in 2010, the current macro-economic factors remain dynamic and uncertain and are likely to remain so into calendar 2011. If difficult economic conditions or the constrained credit environment markedly continue or worsen, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, potential impairment charges related to our intangible assets, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and six months ended December 26, 2010 and December 27, 2009:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net revenue
Communications	48.7%	62.9%	55.6%	63.0%
Government	51.3%	37.1%	44.4%	37.0%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products and services	55.6%	54.3%	51.7%	55.4%
Amortization of purchased technology	0.6%	0.6%	0.6%	0.7%
Restructuring charges	9.3%	1.7%	8.0%	1.6%

Gross profit	34.5%	43.4%	39.7%	42.3%
Operating expenses:
Research and development	16.1%	10.8%	13.9%	10.8%
Selling, general and administrative	32.5%	25.1%	27.5%	25.6%
Amortization of intangible assets	0.1%	0.1%	0.1%	0.1%
Restructuring charges	0.1%	0.9%	(0.9)%	0.9%

Operating income (loss)	(14.3)%	6.5%	(0.9)%	4.9%
Interest income, net of amortization (accretion) of premium (discount) on investments	0.8%	0.9%	0.3%	0.9%
Interest expense	—%	(2.2)%	(0.1)%	(2.3)%

Income (loss) from continuing operations before taxes	(13.5)%	5.2%	(0.7)%	3.5%
Income tax provision (benefit)	(5.2)%	1.9%	(0.3)%	1.3%

Income (loss) from continuing operations	(8.3)%	3.3%	(0.4)%	2.2%
Income (loss) from discontinued operations, net of tax	(0.1)%	(0.7)%	0.1%	(0.7)%

Net income (loss)	(8.4)%	2.6%	(0.3)%	1.5%

Net Revenue:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Net Revenue (dollars in thousands):
Communications	$20,369	$35,752	$(15,383)	(43.0)%	$53,518	$68,706	$(15,188)	(22.1)%
Government	21,475	21,110	365	1.7	42,705	40,424	2,281	5.6

Total Net Revenue	$41,844	$56,862	$(15,018)	(26.4)%	$96,223	$109,130	$(12,907)	(11.8)%
Percentage of Revenue	100%	100%			100%	100%

Second Quarter of Fiscal 2011: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2011, net revenue decreased $15.0 million, or 26.4%, compared to the corresponding quarter of fiscal 2010. Communications revenue decreased $15.4 million, or 43.0%, compared to the same quarter for the prior year, due to product supply and fulfillment delays associated with our transition to an outsourced manufacturing and logistics model. Government revenue increased $0.4 million, or 1.7% compared to the same quarter for the prior year, primarily due to an increase in sale of space, defense and avionics and government systems.

First Six Months of Fiscal 2011: In the first six months of fiscal 2011, net revenue decreased $12.9 million, or 11.8%, compared to the corresponding period of fiscal 2010. Communications revenue decreased $15.2 million, or 22.1%, compared to the same period for the prior year, due to product supply and fulfillment delays associated with the company’s transition to an outsourced manufacturing and logistics model. Government revenue increased $2.3 million, or 5.6% compared to the same period for the prior year, primarily due to an increase in sales of systems and enterprise products.

Gross Profit:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Gross Profit (dollars in thousands):
Communications	$8,617	$16,949	$(8,332)	(49.2)%	$26,271	$31,942	$(5,671)	(17.8)%
Government	9,738	8,661	1,077	12.4	19,570	16,031	3,539	22.1
Corporate related	(3,910)	(931)	(2,979)	320.0	(7,657)	(1,793)	(5,864)	327.0

Total Gross Profit	$14,445	$24,679	$(10,234)	(41.5)%	$38,184	$46,180	$(7,996)	(17.3)%
Percentage of Revenue	34.5%	43.4%			39.7%	42.3%

Second Quarter of Fiscal 2011: Gross profit in the second quarter of fiscal 2011 decreased by $10.2 million or 41.5% compared to the corresponding quarter of fiscal 2010. Gross profit as a percentage of revenue in the second quarter of fiscal 2011 decreased to 34.5% as compared to 43.4% in the corresponding quarter of fiscal 2010 primarily due to a decline in revenue resulting from product supply and fulfillment delays associated with our transition to an outsourced manufacturing and logistics model. Gross profit for our Communications segment decreased by $8.3 million, or 49.2%, which was a greater decline than the revenue decrease of 43.0%, due to higher period costs and variances resulting from under absorbed labor and overhead costs and inbound freight costs, partially offset by favorable mix of higher margin products, mainly PackeTime. Gross profit for our Government segment increased $1.1 million, or 12.4%, which was greater than the revenue increase of 1.7% in this segment for the same period, due to a favorable sales mix of higher margin products, space, defense and avionics and government systems.

Corporate related restructuring charges increased by $3.0 million, or 320%, due to severance, product transfer costs and additional depreciation costs related to restructuring activities in the phased closure of our Puerto Rico manufacturing facility, which is anticipated to be completed by the fourth quarter of fiscal 2011.

First Six Months of Fiscal 2011: Gross profit in the first six months of fiscal 2011 decreased by $8.0 million or 17.3% compared to the corresponding period of fiscal 2010. Gross profit as a percentage of revenue in the first six months of fiscal 2011 decreased to 39.7% as compared to 42.3% in the corresponding period of fiscal 2010 primarily due to the decrease in sales of higher margin products such as PackeTime products and an increase in corporate related restructuring charges. Gross profit for our Communications segment decreased by $5.7 million, or 17.8%, which was a smaller decline than the revenue decrease of 22.1%, due to a favorable mix of higher margin products, mainly PackeTime; partially offset by higher period costs and variances. Gross profit for our Government segment increased $3.5 million, or 22.1%, which was greater than the revenue increase of 5.6% in this segment for the same period, due to lower period costs and variances.

Corporate related restructuring charges increased by $5.9 million, or 327%, due to severance, product transfer costs and additional depreciation costs related to restructuring activities in the phased closure of our Puerto Rico manufacturing facility.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Research and development expense (dollars in thousands)	$6,738	$6,113	$625	10.2%	$13,344	$11,827	$1,517	12.8%
Percentage of Revenue	16.1%	10.8%			13.9%	10.8%

Second Quarter of Fiscal 2011: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the second quarter of fiscal 2011 increased $0.6 million, or 10.2%, compared to the same quarter of fiscal 2010 primarily due to higher engineering and consulting expenses related to product development projects, partially offset by lower medical costs. We expect that research and development expenses in the third quarter of fiscal 2011 will be consistent with the second quarter of fiscal 2011.

First Six Months of Fiscal 2011: Research and development expense in the first six months of fiscal 2011 increased $1.5 million, or 12.8%, compared to the same period of fiscal 2010 primarily due to higher engineering & consulting expenses related to product development projects.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Selling, general and administrative (dollars in thousands)	$13,596	$14,259	$(663)	(4.6)%	$26,395	$27,798	$(1,403)	(5.0)%
Percentage of Revenue	32.5%	25.1%			27.5%	25.6%

Second Quarter of Fiscal 2011: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by $0.7 million or 4.6%, to $13.6 million for the second quarter of fiscal 2011, compared to $14.3 million in the corresponding quarter of fiscal 2010. The decrease in expenses consisted primarily of a decrease in compensation-related expenses and commission expenses. The decrease was partially offset by an increase in consulting expenses.

First Six Months of Fiscal 2011: Selling, general and administrative expenses decreased by $1.4 million or 5.0%, to $26.4 million for the first six months of fiscal 2011, compared to $27.8 million in the corresponding period of fiscal 2010. The decrease in expenses consisted primarily of decreases in compensation-related expenses and commission expenses and lower costs on changes in market value of the investments of the deferred compensation plan assets.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Amortization of intangible assets (dollars in thousands)	$61	$62	$(1)	(1.6)%	$123	$157	$(34)	(21.7)%
Percentage of Revenue	0.1%	0.1%			0.1%	0.1%

Amortization of intangibles decreased in the second quarter and first half of fiscal 2011 compared to the corresponding periods of fiscal 2010 due to certain assets becoming fully amortized during the first six months of fiscal 2011.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Restructuring charges (dollars in thousands)	$38	$535	$(497)	(92.9)%	$(843)	$1,011	$(1,854)	(183.4)%
Percentage of Revenue	0.1%	0.9%			(0.9)%	0.9%

Restructuring charges decreased in the second quarter of fiscal 2011 compared to the same period in fiscal 2010 due to the conclusion of reductions in work force that were previously announced in the second half of fiscal 2009 and completed in the third quarter of fiscal 2010. The restructuring charges decreased in the first six months of fiscal 2011 compared with the same period in fiscal 2010 due to sublease of space in our Santa Rosa facility that had previously been recorded as a lease loss and conclusion of reductions in work force that were previously announced in the second half of fiscal 2009 and completed in the third quarter of fiscal 2010.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Interest income, net of amortization (accretion) of premium (discount) on investments (dollars in thousands)	$331	$505	$(174)	(34.5)%	$223	$966	$(743)	(76.9)%
Percentage of Revenue	0.8%	0.9%			0.3%	0.9%

Interest income, net of amortization (accretion) of premium (discount) on investments, decreased $0.7 million in the first six months of fiscal 2011 compared to the same period in the prior year due to higher accretion of discount on investments in the first six months of fiscal 2010.

Interest expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Interest expense (dollars in thousands)	$—	$(1,270)	$1,270	(100.0)%	$(55)	$(2,544)	$2,489	(97.8)%
Percentage of Revenue	—%	(2.2)%			(0.1)%	(2.3)%

Interest expense decreased $2.5 million in the first six months of fiscal 2011 compared to the same period in the prior fiscal year due to the repayment of convertible notes in the fourth quarter of fiscal 2010.

Income tax provision (benefit):

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Income tax provision (benefit) (dollars in thousands)	$(2,181)	$1,055	$(3,236)	(306.7)%	$(285)	$1,370	$(1,655)	(120.8)%
Percentage of Revenue	(5.2)%	1.9%			(0.3)%	1.3%

Second Quarter of Fiscal 2011: Our income tax benefit was $2.2 million in the second quarter of fiscal 2011, compared to a tax provision of $1.1 million in the corresponding quarter of fiscal 2010. Our effective tax rate in the second quarter of fiscal 2011 was 38.5%, compared to an effective tax rate of 35.8% in the corresponding period of fiscal 2010. The effective tax rate for fiscal 2011 is higher than fiscal 2010 due to benefits from losses and federal research credits, which were re-enacted in second quarter of fiscal 2011.

First Six Months of Fiscal 2011: Our income tax benefit was $0.3 million in the first six months of fiscal 2011, compared to a tax provision of $1.4 million in the corresponding period of fiscal 2010. Our effective tax rate in the first half of fiscal 2011 was 42.7%, compared to an effective tax rate of 36.0% in the corresponding period of fiscal 2010. The effective tax rate for fiscal 2011 is higher than fiscal 2010 due to benefits from loss and federal research credits, which were re-enacted in second quarter of fiscal 2011.

Income (loss) from discontinued operations, net of tax:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 26, 2010	December 27, 2009			December 26, 2010	December 27, 2009
Income (loss) from discontinued operations, net of tax (in thousands)	$(49)	$(391)	$342	(87.5)%	$78	$(766)	$844	(110.2)%
Percentage of Revenue	(0.1)%	(0.7)%			0.1%	(0.7)%

Discontinued operations relate to our Quality of Experience business which we sold in the third quarter of fiscal 2010. In the first six months of fiscal 2011, we recorded income of $78,000, net of income taxes, due primarily to the finalization of compensation costs of former employees and miscellaneous expenses. The $0.8 million loss represents the general operating expenses, net of taxes in the first six months of fiscal 2010.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2011 with the end of fiscal 2010 is discussed below:

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

Our backlog amounted to $64.2 million as of December 26, 2010, compared to $42.5 million as of June 27, 2010. The $21.7 million increase in backlog was due to product supply and fulfillment delays in the second quarter of fiscal 2011 associated with our transition to an outsourced manufacturing and logistics model. Our backlog, which is shippable within the next six months, was $47.4 million as of December 26, 2010, compared to $28.7 million as of June 27, 2010.

Contract Revenue:

As of December 26, 2010, we had approximately $14.3 million in contract revenue to be performed and recognized within the next 36 months, compared to $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 27, 2010. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 26, 2010	June 27, 2010	Change
			$
Cash and cash equivalents	$25,722	$21,794	$3,928
Short-term investments	52,739	53,825	(1,086)

Total	$78,461	$75,619	$2,842

As of December 26, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $78.5 million and accounts receivable, net of $25.5 million.

As of December 26, 2010, working capital was $125.0 million compared to $129.1 million as of June 27, 2010. Cash, cash equivalents and short-term investments as of December 26, 2010 increased slightly to $78.5 million from $75.6 million as of June 27, 2010.

Our days sales outstanding in accounts receivable was 56 days as of December 26, 2010, compared to 66 days as of June 27, 2010.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first six months of fiscal 2011 was $8.9 million. The net cash provided by operating activities consisted of non-cash charges of $5.0 million partially offset by a net loss of $0.3 million. The non-cash charges consisted primarily of $3.9 million in depreciation and amortization expenses, $1.5 million of stock-based compensation expense and $0.3 million of provisions for excess and obsolete inventories; partially offset by an increase in deferred tax assets of $0.7 million. Cash provided by operating activities during the first six months of fiscal 2011 also reflects net changes in operating assets and liabilities of $4.2 million. Those net changes consisted primarily of a $14.5 million decrease in accounts receivable due to strong collections and lower sales in the second quarter of fiscal 2011. The decrease was partially offset by a $4.8 increase in inventories primarily to support the transfer of manufacturing activity to a third-party contract manufacturer, $4.9 million decrease in accrued compensation, and a $0.9 million decrease in other accrued liabilities.

Cash flows from investing activities

Net cash used for investing activities was $2.2 million in the first six months of fiscal 2011, which represented purchase of short-term investments and property, plant and equipment of $23.4 million and $2.7 million, respectively, partially offset by the maturities of short-term investments of $23.8 million.

Cash flows from financing activities

Net cash used for financing activities was $2.8 million in the first six months of fiscal 2011, which represented the repurchases of common stock of $4.2 million, partially offset by cash generated from the exercise of common stock options of $1.3 million.

Contingencies

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements— Note 1— Basis of Presentation and Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010. Our exposure to market risk has not changed materially since June 27, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended December 26, 2010 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended December 26, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 26, 2010 through October 24, 2010	—	$—	—	2,527,316
October 24, 2010 through November 21, 2010	209,282	$6.51	209,282	2,318,034
November 21, 2010 through December 26, 2010	71,059	$6.73	71,059	2,246,975

Total	280,341	$6.57	280,341

During the second quarter of fiscal 2011, we repurchased 280,341 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.8 million.

On October 28, 2010, the Company’s Board of Directors authorized management to repurchase an additional 1.6 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of December 26, 2010, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.2 million.

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

SYMMETRICOM, INC.
(Registrant)

Date: February 4, 2011	By:	/S/ DAVID G. CÔTÉ
Dave G. CÔTÉ
Chief Executive Officer (Principal Executive Officer) and Director

Date: February 4, 2011	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)