Form 10-Q
period 2011-03-27
SYMMETRICOM INC
filed 2011-05-06
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 22, 2011
Common Stock	43,265,146

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 27, 2011	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,383	$21,794
Short-term investments	46,959	53,825
Accounts receivable, net of allowance for doubtful accounts of $280 and $427	36,778	40,075
Inventories	45,049	37,229
Prepaids and other current assets	14,227	15,108

Total current assets	171,396	168,031
Property, plant and equipment, net	22,728	23,077
Intangible assets, net	2,749	3,745
Deferred taxes and other assets	37,217	36,534

Total assets	$234,090	$231,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,700	$6,768
Accrued compensation	12,607	18,731
Accrued warranty	1,587	2,900
Other accrued liabilities	14,061	10,506

Total current liabilities	43,955	38,905
Long-term obligations	4,533	8,296
Deferred income taxes	334	334

Total liabilities	48,822	47,535

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 50,544 shares issued and 43,256 outstanding at March 27, 2011; 49,933 shares issued and 43,699 outstanding at June 27, 2010	200,793	202,450
Accumulated other comprehensive income (loss)	17	(356)
Accumulated deficit	(15,542)	(18,242)

Total stockholders’ equity	185,268	183,852

Total liabilities and stockholders’ equity	$234,090	$231,387

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net revenue	$51,234	$56,526	$147,457	$165,656
Cost of sales:
Cost of products and services	26,778	28,367	76,606	88,788
Amortization of purchased technology	260	278	814	1,014
Restructuring charges	1,330	448	8,987	2,241

Total cost of sales	28,368	29,093	86,407	92,043

Gross profit	22,866	27,433	61,050	73,613
Operating expenses:
Research and development	6,717	5,684	20,061	17,511
Selling, general and administrative	13,592	14,385	39,987	42,183
Amortization of intangible assets	60	62	183	219
Restructuring charges	(1,142)	998	(1,985)	2,009

Total operating expenses	19,227	21,129	58,246	61,922

Operating income	3,639	6,304	2,804	11,691
Interest income, net of amortization (accretion) of premium (discount) on investments	441	350	664	1,316
Interest expense	—	(1,318)	(55)	(3,862)

Income from continuing operations before taxes	4,080	5,336	3,413	9,145
Income tax provision	1,095	1,648	810	3,018

Income from continuing operations	$2,985	$3,688	$2,603	$6,127
Income from discontinued operations, net of tax	19	804	97	38

Net income	$3,004	$4,492	$2,700	$6,165

Earnings per share - basic:
Income from continuing operations	$0.07	$0.08	$0.06	$0.14
Income from discontinued operations	—	0.02	—	—

Net income	$0.07	$0.10	$0.06	$0.14

Weighted average shares outstanding - basic	43,153	43,438	43,285	43,309

Earnings per share - diluted:
Income from continuing operations	$0.07	$0.08	$0.06	$0.14
Income from discontinued operations	—	0.02	—	—

Net income	$0.07	$0.10	$0.06	$0.14

Weighted average shares outstanding - diluted	43,859	43,934	43,853	43,828

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net income	$2,700	$6,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,174	5,219
Non-cash interest on convertible bonds	—	2,346
Deferred income taxes	832	2,604
Gain on sale of discontinued operations	—	(915)
Loss on disposal of fixed assets	5	129
Stock-based compensation	3,004	2,614
Allowance for doubtful accounts	61	141
Provision for excess and obsolete inventory	1,188	1,239
Changes in assets and liabilities:
Accounts receivable	3,236	5,529
Inventories	(9,008)	313
Prepaids and other assets	(407)	1,887
Accounts payable	8,655	(2,221)
Accrued compensation	(6,124)	(3,419)
Other accrued liabilities	(1,521)	3,879

Net cash provided by operating activities	7,795	25,510

Cash flows from investing activities:
Purchases of short-term investments	(34,289)	(79,789)
Maturities of short-term investments	40,313	35,364
Purchases of property, plant and equipment	(3,556)	(6,660)
Cash proceeds from sale of discontinued operations	—	1,850

Net cash provided by (used for) investing activities	2,468	(49,235)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,011	1,826
Repurchase of common stock	(6,013)	(909)

Net cash (used for) provided by financing activities	(4,002)	917

Effect of exchange rate changes on cash	328	(184)

Net increase (decrease) in cash and cash equivalents	6,589	(22,992)
Cash and cash equivalents at beginning of period	21,794	72,064

Cash and cash equivalents at end of period	$28,383	$49,072

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$45	$(148)
Property, plant and equipment purchases included in accounts payable	410	66
Cash payments for:
Interest	$—	$924
Income taxes	190	745

See notes to the condensed consolidated financial statements

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The results of operations for the three and nine months ended March 27, 2011 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 3, 2011.

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

(ii)	require an entity to allocate the revenue using best estimate of selling price (“BESP”) of the deliverables if there is no vendor specific objective evidence (“VSOE”) or third party evidence of selling price (“TPE”); and

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

When we are unable to establish selling price using VSOE or TPE, we use a BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

•	the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold;

•	analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance as of March 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,239	$12,239	$—

Short-term investments:
Corporate debt securities	26,073	—	26,073
Government sponsored enterprise debt securities	17,532	17,532	—
Mutual funds	3,354	2,482	872

Total short-term investments	46,959	20,014	26,945

Total financial assets	$59,198	$32,253	$26,945

	Balance as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$9,729	$9,729	$—

Short-term investments:
Corporate debt securities	37,264	—	37,264
Government sponsored enterprise debt securities	13,336	13,336	—
Mutual funds	3,225	2,500	725

Total short-term investments	53,825	15,836	37,989

Total financial assets	$63,554	$25,565	$37,989

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes Symmetricom’s available-for-sale and trading securities recorded as cash, cash equivalents or short-term investments:

	Cost Basis	Gross Unrealized Gains	Fair Value
	(In thousands)
March 27, 2011
Short-term investments and money market funds	$55,844	$—	$55,844
Less amounts classified as cash equivalents	(12,239)	—	(12,239)
Deferred compensation plan assets	3,354	—	3,354

Total short-term investments	$46,959	$—	$46,959

June 27, 2010
Short-term investments and money market funds	$60,265	$64	$60,329
Less amounts classified as cash equivalents	(9,729)	—	(9,729)
Deferred compensation plan assets	2,854	—	3,225

Total short-term investments	$53,390	$64	$53,825

Deferred compensation plan assets are classified as trading securities in order to maintain consistency with the method in which the Company accounts for deferred compensation obligations. As a result, all gains and losses related to the deferred compensation plan assets have been included in earnings.

Note 3. Inventories

Components of inventories were as follows:

	March 27, 2011	June 27, 2010
	(In thousands)
Raw materials	$22,000	$19,419
Work-in-process	7,138	8,593
Finished goods	15,911	9,217

Inventories	$45,049	$37,229

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Intangible Assets

Intangible assets as of March 27, 2011 and June 27, 2010 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(22,966)	$1,391
Customer lists and trademarks	7,025	(5,667)	1,358

Total as of March 27, 2011	$31,382	$(28,633)	$2,749

Purchased technology	$24,357	$(22,150)	$2,207
Customer lists and trademarks	7,025	(5,487)	1,538

Total as of June 27, 2010	$31,382	$(27,637)	$3,745

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2011 (Remaining 3 months)	$317
2012	726
2013	502
2014	502
2015	232
Thereafter	470

Total amortization	$2,749

Intangible asset amortization expense was $0.3 million each for third quarter of fiscal 2011 and 2010. Intangible asset amortization for the first nine months of fiscal 2011 and 2010 was $1.0 million and $1.2 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Long-term Obligations

Long-term obligations consist of:

	March 27, 2011	June 27, 2010
	(In thousands)
Long-term obligations:
Lease loss accrual, net	$1,630	$4,784
Deferred revenue	1,601	1,919
Rent accrual	1,095	1,066
Income tax	—	300
Post-retirement benefits	207	227

Total	$4,533	$8,296

Note 6. Stockholders’ Equity

Stock Award Activity

Stock award activity for the nine months ended March 27, 2011 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2010	5,697	6,043	$5.84	219	$5.20
Granted - options	(1,974)	1,974	6.24	—	—
Granted - restricted shares	(422)	—	—	211	6.55
Exercised	—	(428)	4.70	—	—
Vested	—	—	—	(175)	5.19
Cancelled	1,255	(1,037)	7.31	(27)	5.78
Expired	(76)	—	—	—	—

Balances at March 27, 2011	4,480	6,552	$5.81	228	$6.39

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options outstanding, vested and expected to vest, and exercisable as of March 27, 2011 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,552	4.67	$5.81	$3,840
Vested and expected to vest	6,140	4.58	$5.81	$3,681
Exercisable	2,654	3.15	$6.18	$1,855

The aggregate intrinsic value of options outstanding in the preceding table represents the total pre-tax value of stock options outstanding as of March 27, 2011, based on our common stock closing price of $5.84 on March 25, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the third quarter of fiscal 2011 was approximately $0.2 million and $0.6 million for the nine months ended March 27, 2011.

For the quarter ended March 27, 2011 and March 28, 2010, the weighted-average estimated fair value of options granted was $3.09 and $2.51 per share, respectively. For the nine months ended March 27, 2011 and March 28, 2010, the weighted-average estimated fair value of options granted was $3.08 and $2.41 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and nine months ended March 27, 2011 and March 28, 2010 as follows:

	Three months ended		Nine months ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Expected life (in years)	4.6	5.1	5.1	4.9
Risk-free interest rate	1.3%	2.0%	1.2%	1.9%
Volatility	56.4%	57.6%	56.7%	56.4%

We recorded stock-based compensation expense of $1.5 million and $0.8 million in the third quarter of fiscal 2011 and 2010, respectively, and $3.0 million and $2.6 million in the first nine months of fiscal 2011 and 2010, respectively. We calculated these stock-based compensation expenses using an estimated annual forfeiture rate of 8%. At March 27, 2011, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $6.6 million, net of estimated forfeitures of $1.5 million. This cost will be amortized using an accelerated method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In thousands)		(In thousands)
Cost of sales	$253	$169	$506	$641
Research and development	240	194	562	622
Selling, general and administrative	1,055	457	2,050	1,351

Stock compensation expense from continuing operations	1,548	820	3,118	2,614
Stock compensation expense from discontinued operations	—	—	(114)	—

Total	$1,548	$820	$3,004	$2,614

Stock Repurchases

During the third quarter of fiscal 2011, we repurchased approximately 316,000 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.9 million. During the first nine months of fiscal 2011, we repurchased approximately 993,000 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $5.7 million. A further 61,000 shares were repurchased by us in the first nine months of fiscal 2011 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

On October 28, 2010, the Company’s Board of Directors authorized management to repurchase an additional 1.6 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of March 27, 2011, the total number of shares available for repurchase under the repurchase programs authorized by the Board of Directors was approximately 1.9 million.

Note 7. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities and long-term obligations on our condensed consolidated balance sheets, which consist of facilities and severance costs, at March 27, 2011 and June 27, 2010:

	Balance at June 27, 2010	Expense Additions	Payments and Non-cash Settlements	Balance at March 27, 2011
	(in thousands)
Lease loss accrual (fiscal 2004)	$198	$—	$(29)	$169
All other restructuring charges (fiscal 2004)	85	22	(51)	56
Lease loss accrual (fiscal 2009)	5,330	(2,774)	(660)	1,896
Additional depreciation charges (fiscal 2009 & 2010)	—	945	(945)	—
All other restructuring charges (fiscal 2009 & 2010)	2,604	7,514	(9,598)	520
Lease loss accrual (fiscal 2010)	304	182	(486)	—
Other restructuring charges (fiscal 2011)	—	1,113	(521)	592

Total	$8,521	$7,002	$(12,290)	$3,233

During the first nine months of fiscal 2011, we incurred approximately $7.0 million in severance, manufacturing transfer consulting services, lease loss charges and additional depreciation on leasehold improvements. These expenses included $8.7 million of severance, consulting, additional depreciation and other charges for our Puerto Rico facility closure and $1.1 million of severance, consulting and other charges related to the plan to move the Government Business Unit’s engineering and new product introduction team from our Santa Rosa facility to San Jose and other facilities. The lease loss accrual was reduced by $2.8 million primarily due to re-occupation of a section of our San Jose facility that was previously not used and the sub-lease of a section of our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next eight years.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Over the next three months, we expect to incur approximately $1.5 million in other restructuring related charges.

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

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)		(in thousands)
Net income	$3,004	$4,492	$2,700	$6,165
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	241	(59)	328	(184)
Unrealized gain (loss) on investments	(8)	(19)	45	(148)

Other comprehensive income (loss)	233	(78)	373	(332)

Total comprehensive income	$3,237	$4,414	$3,073	$5,833

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$2,985	$3,688	$2,603	$6,127
Income from discontinued operations	19	804	97	38

Net income	$3,004	$4,492	$2,700	$6,165

Shares (denominator):
Weighted average common shares outstanding	43,383	43,682	43,448	43,666
Weighted average common shares outstanding subject to repurchase	(230)	(244)	(163)	(357)

Weighted average shares outstanding—basic	43,153	43,438	43,285	43,309
Weighted average dilutive share equivalents from stock options	661	331	510	261
Weighted average dilutive common shares subject to repurchase	45	165	58	258

Weighted average shares outstanding—diluted	43,859	43,934	43,853	43,828

Earnings per share — basic:
Income from continuing operations	$0.07	$0.08	$0.06	$0.14
Income from discontinued operations	—	0.02	—	—

Net income	$0.07	$0.10	$0.06	$0.14

Earnings per share — diluted:
Income from continuing operations	$0.07	$0.08	$0.06	$0.14
Income from discontinued operations	—	0.02	—	—

Net income	$0.07	$0.10	$0.06	$0.14

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In thousands)		(In thousands)
Stock options	3,081	4,846	2,603	4,082
Common shares subject to repurchase	—	—	17	—

Total shares of common stock excluded from diluted net income per share calculation	3,081	4,846	2,620	4,082

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Contingencies

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of March 27, 2011, we had an accrual of $56,000 for remediation costs and other ongoing monitoring costs.

Shipments of Product with Lead-free Solder

From the fourth quarter of fiscal 2007 until the third quarter of fiscal 2008, we inadvertently shipped certain products that included lead-free solder in the product backplanes to two customers whose contracts specified that the products would be made with lead solder. As of March 27, 2011, we have received a waiver from one of these customers to use lead-free solder. The total sales value of product shipped with lead-free solder to the customer that has not as yet granted us the waiver is $1.2 million. Management believes that this customer will not request that the parts be replaced and that our existing warranty accrual is adequate to cover any potential product failures. Also, since March 2008, new product shipments to this customer have included lead solder.

Michael E. McNeil, et al. vs. Jason Book, et al.

On or around May 25, 2010, Symmetricom was served with the first amended complaint in the case of Michael E. McNeil, et al. vs. Jason Book, et al. (Case No. CV165643) filed in Santa Cruz County Superior Court, California. The first amended complaint added Symmetricom and several other parties to the lawsuit, which had been originally filed in 2009 by plaintiffs against their former attorney for legal malpractice in connection with certain settlement agreements in 1999 between plaintiffs and Datum (a Company acquired by Symmetricom) in which they assigned to Datum certain intellectual property rights. The complaint has since been amended for the second time and Symmetricom was served with the second amended complaint on or around January 7, 2011. The second amended complaint alleges several causes of action for alleged breach of contract by Symmetricom in connection with the 1999 settlement agreements, and related claims, and seeks unspecified monetary damages along with equitable relief. Symmetricom firmly believes that this lawsuit has no merit or basis whatsoever and intends to defend this lawsuit vigorously. Symmetricom believes the final outcome of this matter will not have a material adverse effect on our financial position and results of operations.

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

During the first quarter of fiscal 2011, the Company changed its method of allocating revenue between its two reportable segments. Such revenue is now allocated based on the nature of the product sold versus the end customer (as presented in previous reporting periods). As a result of this change, the Company has revised the applicable segment financial information for the three and nine months ended March 28, 2010 to be presented on a consistent basis.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The comparative information from prior periods related to the following tables has been updated to reflect our change in segment reporting. Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended March 27, 2011
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$30,398	$20,836	$—	$51,234
Cost of sales	14,941	12,097	1,330	28,368

Gross profit	15,457	8,739	(1,330)	22,866
Operating expenses	8,471	5,820	4,936	19,227

Operating income (loss)	$6,986	$2,919	$(6,266)	$3,639

Three months ended March 28, 2010
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$35,304	$21,222	$—	$56,526
Cost of sales	17,043	11,602	448	29,093

Gross profit	18,261	9,620	(448)	27,433
Operating expenses	8,988	5,091	7,050	21,129

Operating income (loss)	$9,273	$4,529	$(7,498)	$6,304

Nine months ended March 27, 2011
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$83,916	$63,541	$—	$147,457
Cost of sales	42,188	35,232	8,987	86,407

Gross profit	41,728	28,309	(8,987)	61,050
Operating expenses	25,654	17,590	15,002	58,246

Operating income (loss)	$16,074	$10,719	$(23,989)	$2,804

Nine months ended March 28, 2010
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$104,010	$61,646	$—	$165,656
Cost of sales	53,807	35,995	2,241	92,043

Gross profit	50,203	25,651	(2,241)	73,613
Operating expenses	27,746	15,563	18,613	61,922

Operating income (loss)	$22,457	$10,088	$(20,854)	$11,691

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The information in the corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In thousands)		(In thousands)
Selling, general and administrative costs	$6,078	$6,052	$16,987	$16,604
Restructuring charges	188	1,446	7,002	4,250

Corporate-related total	$6,266	$7,498	$23,989	$20,854

Note 12. Warranty

Changes in our accrued warranty liability during the third quarter and first nine months of fiscal 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In thousands)		(In thousands)
Beginning balance	$2,002	$3,648	$2,900	$3,737
Provision for warranty	(11)	180	(9)	996
Accruals related to change in estimate	105	82	527	22
Less: Actual warranty costs	(509)	(470)	(1,831)	(1,315)

Ending balance	$1,587	$3,440	$1,587	$3,440

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Quarter ended March 27, 2011 Summary

For the nine months ended March 27, 2011, Symmetricom recorded net revenues of $147.5 million, down 11% compared to the same period of the previous year. The decrease in revenue is due to product supply and fulfillment delays associated with our transition to an outsourced manufacturing and logistics model. Symmetricom ceased manufacturing operations in Puerto Rico in the second quarter of fiscal 2011 and completed the transition to an outsourced manufacturing and logistics model in the third quarter of fiscal 2011. We made significant progress in our manufacturing transition in the third quarter of fiscal 2011, resulting in an improvement of product supply and our ability to fulfill orders on a timely basis, and we expect to see continued progress in the fourth quarter of fiscal 2011. However, our ability to continue to enhance and streamline our new outsourced manufacturing and logistics model could be impacted by further ramp-up complications or difficulties. These difficulties could result in further delayed shipments, reductions in sales of our products, longer sales cycles, excess and obsolete inventory, gross margin deterioration and supplier difficulties.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and nine months ended March 27, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, with the exception of the Company’s accounting policy for revenue recognition as described in Note 1 of Item 1- Basis of Presentation and Recently Issued Accounting Pronouncements.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

While general macro-economic conditions have improved since the second half of calendar year 2009, current macro-economic factors remain dynamic and uncertain and are likely to remain so for the remainder of calendar year 2011. If difficult economic conditions resume or markedly worsen or if there are reductions in government / defense spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three and nine months ended March 27, 2011 and March 28, 2010:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net revenue
Communications	59.3%	62.5%	56.9%	62.8%
Government	40.7%	37.5%	43.1%	37.2%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	52.3%	50.2%	52.0%	53.6%
Amortization of purchased technology	0.5%	0.5%	0.6%	0.6%
Restructuring charges	2.6%	0.8%	6.1%	1.4%

Gross profit	44.6%	48.5%	41.4%	44.4%
Operating expenses:
Research and development	13.1%	10.1%	13.6%	10.6%
Selling, general and administrative	26.5%	25.4%	27.1%	25.5%
Amortization of intangible assets	0.1%	0.1%	0.1%	0.1%
Restructuring charges	(2.2)%	1.8%	(1.3)%	1.2%

Operating income	7.1%	11.1%	1.9%	7.0%
Interest income, net of amortization (accretion) of premium (discount) on investments	0.9%	0.6%	0.5%	0.8%
Interest expense	—%	(2.3)%	—%	(2.3)%

Income from continuing operations before taxes	8.0%	9.4%	2.3%	5.5%
Income tax provision	2.1%	2.9%	0.5%	1.8%

Income from continuing operations	5.9%	6.5%	1.8%	3.7%
Income from discontinued operations, net of tax	—%	1.4%	0.1%	0.0%

Net income	5.9%	7.9%	1.8%	3.7%

Net Revenue:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Net Revenue (dollars in thousands):
Communications	$30,398	$35,304	$(4,906)	(13.9)%	$83,916	$104,010	$(20,094)	(19.3)%
Government	20,836	21,222	(386)	(1.8)	63,541	61,646	1,895	3.1

Total Net Revenue	$51,234	$56,526	$(5,292)	(9.4)%	$147,457	$165,656	$(18,199)	(11.0)%
Percentage of Revenue	100%	100%			100%	100%

Third Quarter of Fiscal 2011: Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2011, net revenue decreased $5.3 million, or 9.4%, compared to the corresponding quarter of fiscal 2010. Communications revenue decreased $4.9 million, or 13.9%, compared to the same quarter for the prior year, due to product supply and fulfillment delays associated with our transition to an outsourced manufacturing and logistics model. Government revenue decreased marginally by $0.4 million, or 1.8%, compared to the same quarter for the prior year due to a decline in sales of instruments partially offset by an increase in government system sales.

First Nine Months of Fiscal 2011: In the first nine months of fiscal 2011, net revenue decreased $18.2 million, or 11.0%, compared to the corresponding period of fiscal 2010. Communications revenue decreased $20.1 million, or 19.3%, compared to the same period for the prior year, primarily due to product supply and fulfillment delays associated with the company’s transition to an outsourced manufacturing and logistics model. Government revenue increased $1.9 million, or 3.1% compared to the same period for the prior year, due to an increase in sales of government systems and enterprise products partially offset by a decrease in sales of instruments.

Gross Profit:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Gross Profit (dollars in thousands):
Communications	$15,457	$18,261	$(2,804)	(15.4)%	$41,728	$50,203	$(8,475)	(16.9)%
Government	8,739	9,620	(881)	(9.2)	28,309	25,651	2,658	10.4
Corporate related	(1,330)	(448)	(882)	196.9	(8,987)	(2,241)	(6,746)	301.0

Total Gross Profit	$22,866	$27,433	$(4,567)	(16.6)%	$61,050	$73,613	$(12,563)	(17.1)%
Percentage of Revenue	44.6%	48.5%			41.4%	44.4%

Third Quarter of Fiscal 2011: Gross profit in the third quarter of fiscal 2011 decreased by $4.6 million or 16.6%, compared to the corresponding quarter of fiscal 2010. Gross profit as a percentage of revenue in the third quarter of fiscal 2011 decreased to 44.6% as compared to 48.5% in the corresponding quarter of fiscal 2010 due to an increase in corporate related restructuring charges resulting from our transition to an outsourced manufacturing and logistics model as well as a decline in revenue resulting from product supply and fulfillment delays associated with our transition to an outsourced manufacturing and logistics model. Gross profit for our Communications segment decreased by $2.8 million, or 15.4%, which was a greater decline than the revenue decrease of 13.9%, due to higher period costs and variances, partially offset by favorable mix of higher margin products. Gross profit for our Government segment decreased $0.9 million, or 9.2%, which was greater than the revenue decrease of 1.8% in this segment for the same period, due to an unfavorable sales mix of lower margin products.

Corporate related restructuring charges increased by $0.9 million, or 197%, due to severance and product transfer costs and additional depreciation costs related to restructuring activities in the phased closure of our Puerto Rico manufacturing facility which was completed in the third quarter of fiscal 2011, and restructuring charges associated with the plan to transfer our Santa Rosa manufacturing activities, which is expected to be completed by the second quarter of fiscal 2012.

First Nine Months of Fiscal 2011: Gross profit in the first nine months of fiscal 2011 decreased by $12.6 million or 17.1%, compared to the corresponding period of fiscal 2010. Gross profit as a percentage of revenue in the first nine months of fiscal 2011 decreased to 41.4% as compared to 44.4% in the corresponding period of fiscal 2010 primarily due to an increase in corporate related restructuring charges, partially offset by the increase in sales of higher margin products. Gross profit for our Communications segment decreased by $8.5 million, or 16.9%, which was a smaller decline than the revenue decrease of 19.3%, due to a favorable mix of higher margin products such as PackeTime. Gross profit for our Government segment increased $2.7 million, or 10.4%, which was greater than the revenue increase of 3.1% in this segment for the same period, due to a favorable sales mix of higher margin products.

Corporate related restructuring charges increased by $6.8 million, or 301%, due to severance, product transfer costs and additional depreciation costs related to restructuring activities in the phased closure of our Puerto Rico manufacturing facility and restructuring charges associated with the plan to transfer our Santa Rosa manufacturing activities, which is expected to be completed by the second quarter of fiscal 2012.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Research and development expense (dollars in thousands)	$6,717	$5,684	$1,033	18.2%	$20,061	$17,511	$2,550	14.6%
Percentage of Revenue	13.1%	10.1%			13.6%	10.6%

Third Quarter of Fiscal 2011: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expense in the third quarter of fiscal 2011 increased $1.0 million, or 18.2%, compared to the same quarter of fiscal 2010 due to higher engineering and consulting expenses related to product development projects, partially offset by lower health and welfare costs. We expect that research and development expenses in the fourth quarter of fiscal 2011 will be consistent with the third quarter of fiscal 2011.

First Nine Months of Fiscal 2011: Research and development expense in the first nine months of fiscal 2011 increased $2.6 million, or 14.6%, compared to the same period of fiscal 2010 due to higher engineering and consulting expenses related to product development projects.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Selling, general and administrative (dollars in thousands)	$13,592	$14,385	$(793)	(5.5)%	$39,987	$42,183	$(2,196)	(5.2)%
Percentage of Revenue	26.5%	25.4%			27.1%	25.5%

Third Quarter of Fiscal 2011: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses decreased by $0.8 million, or 5.5%, to $13.6 million for the third quarter of fiscal 2011, compared to $14.4 million in the corresponding quarter of fiscal 2010. The decrease in expenses consisted of a decrease in compensation-related expenses, recruiting expenses and commission expenses associated with lower sales. We expect selling, general and administrative expense to increase in the fourth quarter of fiscal 2011.

First Nine Months of Fiscal 2011: Selling, general and administrative expenses decreased by $2.2 million, or 5.2%, to $40.0 million for the first nine months of fiscal 2011, compared to $42.2 million in the corresponding period of fiscal 2010. The decrease in expenses consisted of decreases in compensation-related expenses and commission expenses associated with lower sales.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Amortization of intangible assets (dollars in thousands)	$60	$62	$(2)	(3.2)%	$183	$219	$(36)	(16.4)%
Percentage of Revenue	0.1%	0.1%			0.1%	0.1%

Amortization of intangibles decreased in the third quarter and first nine months of fiscal 2011 compared to the corresponding periods of fiscal 2010 due to certain assets becoming fully amortized during the first nine months of fiscal 2011.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Restructuring charges (dollars in thousands)	$(1,142)	$998	$(2,140)	(214.4)%	$(1,985)	$2,009	$(3,994)	(198.8)%
Percentage of Revenue	(2.2)%	1.8%			(1.3)%	1.2%

Restructuring charges decreased in the third quarter of fiscal 2011 compared to the same period in fiscal 2010 due to a change in the estimate by $1.9 million for lease loss accruals due to utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space. The restructuring charges decreased in the first nine months of fiscal 2011 compared with the same period in fiscal 2010 due to utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space and the sublease of a section of our Santa Rosa facility that had previously been recorded as a lease loss at the time we ceased using the space.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Interest income, net of amortization (accretion) of premium (discount) on investments (dollars in thousands)	$441	$350	$91	26.0%	$664	$1,316	$(652)	(49.5)%
Percentage of Revenue	0.9%	0.6%			0.5%	0.8%

Interest income, net of amortization (accretion) of premium (discount) on investments, decreased $0.7 million in the first nine months of fiscal 2011 compared to the same period in the prior year due to lower short-term investment balances in fiscal 2011 compared to fiscal 2010.

Interest expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Interest expense (dollars in thousands)	$—	$(1,318)	$1,318	(100.0)%	$(55)	$(3,862)	$3,807	(98.6)%
Percentage of Revenue	—%	(2.3)%			(0.0)%	(2.3)%

Interest expense decreased $3.8 million in the first nine months of fiscal 2011 compared to the same period in the prior fiscal year due to the repayment of convertible notes in the fourth quarter of fiscal 2010.

Income tax provision:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Income tax provision (dollars in thousands)	$1,095	$1,648	$(553)	(33.6)%	$810	$3,018	$(2,208)	(73.2)%
Percentage of Revenue	2.1%	2.9%			0.5%	1.8%

Third Quarter of Fiscal 2011: Our income tax provision was $1.1 million in the third quarter of fiscal 2011, compared to a tax provision of $1.6 million in the corresponding quarter of fiscal 2010. Our effective tax rate in the third quarter of fiscal 2011 was 26.8%, compared to an effective tax rate of 30.9% in the corresponding period of fiscal 2010. The effective tax rate for fiscal 2011 was lower than fiscal 2010 due to benefits from federal research credits, which were re-enacted in the second quarter of fiscal 2011 and the benefit from the release of a tax reserve, related to the expiration of the statute on a non-U.S. uncertain tax position.

First Nine Months of Fiscal 2011: Our income tax provision was $0.8 million in the first nine months of fiscal 2011, compared to a tax provision of $3.0 million in the corresponding period of fiscal 2010. Our effective tax rate in the first nine months of fiscal 2011 was 23.7%, compared to an effective tax rate of 33.0% in the corresponding period of fiscal 2010. The effective tax rate for fiscal 2011 is lower than fiscal 2010 due to the benefits from pre-tax losses and federal research credits, which were re-enacted in the second quarter of fiscal 2011 and the benefit from the release of a tax reserve, related to the expiration of the statute on a non-U.S. uncertain tax position.

Income from discontinued operations, net of tax:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	March 27, 2011	March 28, 2010			March 27, 2011	March 28, 2010
Income from discontinued operations, net of tax (in thousands)	$19	$804	$(785)	(97.6)%	$97	$38	$59	155.3%
Percentage of Revenue	0.0%	1.4%			0.1%	0.0%

Discontinued operations relate to our Quality of Experience business which we sold in the third quarter of fiscal 2010. In the first nine months of fiscal 2011, we recorded income of $97,000 net of income taxes, primarily due to the finalization of compensation costs of former employees and miscellaneous expenses. The $38,000 income in the first nine months of fiscal 2010 represents a gain on the sale of discontinued operations partially offset by the general operating expenses, net of taxes.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the third quarter of fiscal 2011 with the end of fiscal 2010 is discussed below:

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

Our backlog amounted to $60.1 million as of March 27, 2011, compared to $42.5 million as of June 27, 2010. The increase in backlog is due to an increase in orders from our government business that has a longer sales cycle. Our backlog, that is shippable within the next six months was $41.1 million as of March 27, 2011, compared to $28.7 million as of June 27, 2010.

Contract Revenue:

As of March 27, 2011, we had approximately $15.3 million in contract revenue to be performed and recognized within the next 36 months, compared to $9.5 million in contract revenue that was to be performed and recognized within 36 months following June 27, 2010. The increase in contract revenue to be performed and recognized within the next 36 months is attributable to an increase in backlog of government business. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 27, 2011	June 27, 2010	Change $
Cash and cash equivalents	$28,383	$21,794	$6,589
Short-term investments	46,959	53,825	(6,866)

Total	$75,342	$75,619	$(277)

As of March 27, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $75.3 million and accounts receivable, net of $36.8 million.

As of March 27, 2011, working capital was $127.4 million compared to $129.1 million as of June 27, 2010. Cash, cash equivalents and short-term investments as of March 27, 2011 decreased slightly to $75.3 million from $75.6 million as of June 27, 2010.

Our days sales outstanding in accounts receivable was 65 days as of March 27, 2011, compared to 66 days as of June 27, 2010.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first nine months of fiscal 2011 was $7.8 million. The net cash provided by operating activities consisted of non-cash charges of $10.3 million and net income of $2.7 million. The non-cash charges consisted primarily of $5.2 million in depreciation and amortization expenses, $3.0 million in stock-based compensation expense and $1.2 million in provision for excess and obsolete inventory and $0.8 million in deferred tax assets. Cash provided by operating activities during the first nine months of fiscal 2011 was partially offset by net changes in operating assets and liabilities of $5.2 million. Those net changes consisted primarily of a $9.0 million increase in inventory primarily to support the transfer of manufacturing activity to a third-party contract manufacturer, a decrease in accrued compensation of $6.1 million and a decrease in other liabilities of $1.5 million, partially offset by a decrease in accounts receivable of $3.2 million and an increase in accounts payable of $8.7 million.

Cash flows from investing activities

Net cash provided by investing activities was $2.5 million in the first nine months of fiscal 2011, which represented the maturities of short-term investments of $40.3 million, partially offset by the purchase of short-term investments and property, plant and equipment of $34.3 million and $3.5 million, respectively.

Cash flows from financing activities

Net cash used for financing activities was $4.0 million in the first nine months of fiscal 2011, which represented the repurchase of common stock of $6.0 million, partially offset by cash generated from the exercise of common stock options of $2.0 million.

Contingencies

See Item 1 of Part I, Financial Statements — Note 10 — Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements— Note 1— Basis of Presentation and Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010. Our exposure to market risk has not changed materially since June 27, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 27, 2011 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended March 27, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 27, 2010 through January 23, 2011	—	$—	—	2,246,975
January 24, 2011 through February 20, 2011	125,668	$5.82	125,668	2,121,307
February 21, 2011 through March 27, 2011	190,246	$5.88	190,246	1,931,061

Total	315,914	$5.86	315,914

During the third quarter of fiscal 2011, we repurchased approximately 316,000 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.9 million.

On October 28, 2010, the Company’s Board of Directors authorized management to repurchase an additional 1.6 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of March 27, 2011, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Symmetricom, Inc. 2010 Employee Stock Purchase Plan, as amended and restated as of February 18, 2011.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: May 6, 2011	By:	/S/ DAVID G. CÔTÉ
David G. CÔTÉ
Chief Executive Officer (Principal Executive Officer) and Director

Date: May 6, 2011	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)