Form 10-K
period 2011-07-03
SYMMETRICOM INC
filed 2011-09-16
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 26, 2010, as reported on The NASDAQ Stock Market LLC was approximately $317,150,739. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of September 9, 2011, there were approximately 42,728,938 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended July 3, 2011

PART I

FORWARD-LOOKING INFORMATION

When used in this discussion, the words “expect,” “anticipate,” “estimate,” “believe,” “plan,” “will,” “may,” “intend,” “can,” “project” and similar expressions are intended to identify forward-looking statements. These statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, reliance on our contract manufacturer for the manufacturing previously carried out at our Puerto Rico facility and by other third party vendors, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, “Risk Factors.”

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

BesTime, ExacTime, PackeTime, Symmetricom, SymmTime, SyncServer, TimeCesium, TimeCreator, TimeHub, TimePieces, TimePictra, TimeProvider, TimeScan, TimeSource, TrueTime are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.	Business

Overview

Symmetricom® is a leading source worldwide of highly precise timekeeping technologies, instruments and solutions. We provide timekeeping in GPS satellites, national time references, and national power grids as well as in critical military and civilian networks, including those that enable next generation data, voice, mobile and video networks and services.

Our product offering includes atomic clocks, hydrogen masers, timescale systems, GPS instrumentation, synchronous supply units, standards-based clients and servers, performance measurement and management tools and embedded subsystems that generate, distribute and apply precise frequency and time.

Precise timekeeping is an essential component of modern life. Among other applications, it enables GPS navigation, the seamless handoff of cellular calls, the timely receipt of data packets, the management of the electric power grid, military range finding, electronic test and measurement, signals intelligence and the ability to detect, investigate and protect against cyber threats.

Symmetricom products are critical in all these applications in markets that include national timekeeping, aerospace, defense, intelligence, enterprise IT, metrology, telecom, cable TV, electronic manufacturing and a broad spectrum of scientific research.

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

Industry Background

The markets we serve include:

•	Communications service providers;

•	Network equipment manufacturers (wireless base stations, routers, aggregation systems);

•	Silicon suppliers;

•	Aerospace/Defense;

•	Power utility infrastructure;

•	IT infrastructure;

•	Underwater exploration and navigation, and

•	Science and metrology.

Reportable Segments

Symmetricom is organized into two reportable segments corresponding to two business units, the Communications business unit and the Government business unit. Net revenue, gross profit, and operating income (loss) attributable to each of these reportable segments for each year in the three-year period ended July 3, 2011, is contained in Note 12 of the consolidated financial statements. We do not identify or allocate assets, corporate operating expenses (which includes restructuring and integration charges), interest and other income, interest and other expense, or taxes to these individual reportable segments.

Communications

Our Communications business unit provides timing technologies and services for worldwide communications infrastructure. Specific products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; the PackeTime™ product suite based on technologies such as IEEE 1588 (PTP) and NTP; Data Over Cable Service Interface Specifications (DOCSIS) timing interface systems; network management and monitoring software; and embedded hardware and software solutions for integration with all elements of the communications ecosystem from silicon to routers, switches, microwave backhaul and base stations among others. Symmetricom owns intellectual property, including patents, in advanced control algorithms for various types of deployments.

Network service providers are driven by a need for increased bandwidth and a need for reduced operating expenses to evolve their infrastructure toward packet-based technologies. In fiscal 2011, we continued to participate in the deployment and modernization of various synchronization networks around the world. Our products also enabled operators of multiple cable television systems to expand the performance of their broadband offering.

We continue to build a strong portfolio of precise timing and frequency solutions to address all layers of existing circuit switched network and the growing synchronization requirements of next-generation packet networks. The addition of a broader range of embedded solutions enables network equipment manufacturers and silicon solution developers to provide robust synchronization solutions as part of their own offerings. During fiscal 2011, we entered into new relationships with silicon solution developers and network equipment manufacturers to integrate our timing technology as part of their offerings to network equipment manufacturers.

In 2011, we launched the SyncWorld™ Ecosystem Program to promote interoperability for synchronization and timing with mobile infrastructure vendors. The membership includes communications test and measurement providers, and also silicon and network equipment manufacturers such as Accedian Networks, Alcatel-Lucent, Anue Systems, Aviat Networks, Broadcom, Brocade, Calnex Solutions, Chronos, Ciena, Cisco, Exfo, Extreme Networks, Freescale Semiconductor, Ixia, JDSU, MRV Optical Communications, Nokia Siemens Networks, PMC-Sierra, RAD Data Communications, Telco Systems / BATM, Tellabs and ZTE.

Government

Symmetricom’s Government business unit provides time technology products for aerospace/defense, IT infrastructure, power infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Product families include timescale clock sources, network time servers (both NTP and PTP), network time displays, time code generators, bus level timing cards, primary reference standards such as rubidium and cesium oscillator standards, high stability masers, chip-scale atomic clocks, ruggedized crystal oscillators, and custom time and frequency systems. Customer applications include synchronization of government communication networks, synchronization of computer networks, reference timing for radar, ranging, fire-control and other defense electronic systems, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the business unit provides strong capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements.

During fiscal 2011, the business unit continued to emphasize government program business in secure mobile, satellite, and wireline communications, as well as other defense platforms.

Communications Business Unit Markets and Products

Communications Business Unit Markets:

Within our Communications business, we serve the wireless, wireline and cable infrastructure markets with systems, sub-systems modules, components, software solutions and GPS accessories.

Synchronization Products

We sell our synchronization products to wireless, wireline and cable service provider markets. Commonly, our products are used to synchronize wireline communications; to provide the precise timing needed for DOCSIS 3.0 broadband services; and to provide synchronization and timing support to wireless network deployments.

The communications network consists of a series of interconnected switching equipment and other components that route information (i.e., voice, video, and data) through the network. For these networks to function efficiently, each network must be synchronized to a traceable time reference, and the individual nodes within the network must operate within precise tolerances. Precision synchronization equipment throughout these networks provides a frequency reference which enables digital switching, routing and transmission systems to operate at a common, synchronized clock rate, thereby aligning time slots, which increases bandwidth utilization while minimizing signal degradation and reducing errors throughout a network.

Our core system products are built on atomic clock, networking timing protocols (NTP and PTP) and GPS technologies and provide for the generation, distribution, and management of communications synchronization infrastructure.

•	Primary Reference Sources (PRS)—consists of the GPS-based TimeSource®, the cesium-based TimeCesium®, and the packet-based IEEE-1588 TimeProvider® 1500 solutions.

•

Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the carrier class SSU 2000 and TimeHub®, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) & IEEE 1588 (PTP) plug-in server cards supporting critical applications for next generation networks. Other key products include the TimeProvider® 5000 PTP Grandmaster, the TimeProvider 1000, the industry’s first node clock (hybrid SSU & PRS), TimeCreator®, the first DOCSIS Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireless, wireline and cable markets.

•	IEEE 1588 Clients—consists of the TimeProvider 500, designed to deliver frequency synchronization in the metropolitan area network or access network.

•	Element Management Systems—consists of TimePictra, the carrier class HP-UX based system, TimeScan, the PC-based system, and TimeCraft, the advanced GUI management tool.

Embedded Solutions

Our embedded solutions consists of sub-systems (module), components, software solutions, and GPS accessories that enable cellular, broadcast and cable service providers to achieve precise timing and synchronization for seamless deployment of services offerings to their end users. Symmetricom solutions are deployed in wireless base stations, switches, routers, microwave backhaul, digital video broadcast and instrumentation equipment.

Specific embedded solutions we provide include:

•

Sub-system cards or modules customized for each manufacturer, using a combination of GPS, quartz oscillators, rubidium atomic oscillators, input/output signals and control algorithms. Some of the control algorithms are contained in our BesTime® technology. Symmetricom’s modules are designed to be integrated into existing communications and transmission equipment such as cellular base stations (GSM, CDMA, TD-SCDMA, W-CDMA, 4G / LTE and Femto), broadcast (DVB, DVB-H, DAB, DTV), and satellite communications equipment.

•	Components such as Rubidium atomic oscillators with various performance levels to ensure network holdover when a network timing reference is lost to guarantee quality of service (QoS).

•

Software Solutions such as the 1588 soft client software which can be embedded into various generations of base stations, routers, switches, microwave backhaul and femto devices to provide time and frequency capabilities, and interconnects with 1588 grand masters. The IEEE 1588-2088 packet-based protocol (PTP 1588) enables next generation services when operators transition from legacy TDM to IP-based infrastructure.

•	GPS accessory components including antenna receivers, timing antennas, splitters, amplifiers, and lightning protectors.

Services

We also provide lifecycle services for Symmetricom product lines. Service offerings fall into five main categories:

•	Engineering and installation—Engineering and installation services help customers implement new Symmetricom product purchases.

•

Operations and support programs—Operations and support programs, such as Sync Office Audits, assist customers in maintenance of their sync networks, help ensure power and alarm diversity to avoid service outages and identify system capacity.

•

Maintenance—Offerings are designed to help customers with ongoing support of their Symmetricom products. These include 24 x 7 technical support, traditional return-to-factory repair services, and on-site repair labor.

•

Training, certification programs and professional development courses—Courses enable customer personnel to successfully utilize and maintain our products. These programs are also available under license for customers who maintain their own training centers.

•

Consulting and other professional services—Consulting services assist customers in planning new sync communications networks and developing growth or disaster recovery plans for existing sync networks.

Government Business Unit Markets and Products

Government Business Unit Markets:

The aerospace, defense, metrology, power grid, timekeeping, and IT infrastructure markets require precision time and frequency instruments and reference standards. Time and frequency solutions include GPS and time code instrumentation products, bus level timing cards, and precision frequency references (atomic standards). IP network timing products include dedicated network time servers and management and monitoring software that synchronizes the timing on enterprise networks. Space, defense, and avionics applications include highly reliable and ruggedized components and systems designed to address specific customer requirements.

Government Business Unit Products:

We offer a wide variety of precision time and frequency products sold primarily to the aerospace and defense, smart grid, metrology and IT infrastructure sectors. These products can generally be divided into the following broad categories:

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

•

The Quantum™ Chip Scale Atomic Clock—We manufacture the SA.45s Chip Scale Atomic Clock (CSAC) which provides the accuracy and stability of atomic clock technology while achieving dramatic reductions in size, weight and power consumption. It is used in applications, especially those in GPS-denied environments that call for precise synchronization, accurate time keeping and maximum portability. It is only 16cc in volume, weighs only 35 grams, requires only 115mW of power and provides time accuracy two orders of magnitude better than the quartz-based solutions.

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

•

GPS and time code instrumentation products—We manufacture a wide variety of general purpose and secure GPS receivers, time code generation, translation, measurement, and distribution products. A time code is a data format for recording and processing time measurements. These instruments service a variety of end markets, including defense and smart grid applications.

•

Space, defense and avionics—We provide ruggedized and militarized quartz and atomic clock platforms for the most demanding military applications. Our designs are vibration isolated with low sensitivity to acceleration. For space applications such as GPS, where there is a high degree of exposure to radiation, our products are protected by radiation-hardened designs.

•

Test and measurement equipment—We provide a line of time and frequency test solutions including a family of Phase Noise and Allan Deviation test sets designed to measure critical performance specifications of precision time and frequency signals and sources.

•

Custom time and frequency systems—We design and build custom time and frequency systems to address critical applications in aerospace/defense and government markets. Time scale systems for national time keeping and two way time transfer systems for GPS autonomy are examples of systems we deliver to our customers

Sales Operations

We sell our products directly to customers, through domestic and international distributors, through systems integrators, and manufacturer sales representatives. In the United States, our Communications business unit’s products are primarily sold through our sales force and manufacturer sales’ representatives to network service operators and network equipment manufacturers. Our Government business unit’s instrumentation products are primarily sold through manufacturer sales representatives and our enterprise products are primarily sold through telesales and the Internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of July 3, 2011, we had 47 active United States patents. The active patents issued will expire between July 2012 and June 2026. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

Our manufacturing process primarily consists of assembly, test, configuration and logistics at our manufacturing sites in Beverly, Massachusetts and Tuscaloosa, Alabama. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Santa Rosa, California (which we expect to transition to other manufacturing facilities in fiscal 2012) and Boulder, Colorado. The Boulder, Colorado and Santa Rosa, California facilities are registered to ISO9000:2000, while our Beverly, Massachusetts and San Jose, California (engineering processes) facilities have been upgraded to meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

We use various contract manufacturers to build our printed circuit board assemblies and a number of completed products. During fiscal 2009, we outsourced all of our printed circuit board assemblies from our Puerto Rico facility to Sanmina-SCI Corporation (Sanmina-SCI), which has facilities in China, the United States, and other regions, in order to lower manufacturing costs and take advantage of best-in-class production processes.

In the third quarter of fiscal 2011, we shut down our Aguadilla, Puerto Rico facility after we completed the transfer of product fabrication processes and related activities to Sanmina-SCI facilities in the United States and we are now relying on Sanmina-SCI for the bulk of manufacturing activities that were previously performed in Aguadilla, Puerto Rico.

Seasonality

Our business tends to generate stronger revenues in the second half of the fiscal year as communications service providers release their capital budgets for the calendar year.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $60.3 million as of July 3, 2011, compared with $42.5 million as of June 27, 2010. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, U.S. government spending on defense programs, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2011, no single customer accounted for more than 10% of our net revenue. Our export sales outside the United States accounted for 35%, 33% and 36% of our net revenue in fiscal 2011, 2010, and 2009 respectively. For additional information regarding our export sales, see Note 12 to our consolidated financial statements.

Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

Competition in the communications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Orolia and Trak Systems, Inc., Oscilloquartz SA, and Juniper Networks (through its acquisition of Brilliant Telecommunications). Competitors of our embedded components and software products include Frequency Electronics, Inc., Trimble Navigation, Ltd., Zarlink Seminconductor Inc., and Semtech Corporation.

Competitors of our Government business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary).

Research and Development

Our development efforts include designing and developing hardware and software products, and providing enhanced functionality to our existing products. We also do primary research in fundamental time and frequency components and systems paid for by the U.S. government. In addition to our research and development programs listed below, we utilize domestic and international contractors to assist us in our research and development activities. Our product development programs include:

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

In fiscal 2011, we enhanced our Communications portfolio by expanding our IEEE 1588 (PTP) offering to address embedded opportunities in LTE base stations, to extend our silicon partners for our PTP softclient, and to include our TimeMonitor 3.1 software for monitoring network synchronization over packet networks. Our Government business unit introduced: a Quantum Chip Scale Atomic Clock, Sync Server (PTP)-an IEEE 1588 PTP v.2 grandmaster clock for ultra-precise time over Ethernet networks, PCI time and frequency computer plug-in cards, a commercial time-scale system, and an enhanced time and frequency receiver.

In fiscal 2011, 2010 and 2009, overall research and development expenditures were $27.0, $23.7 and $23.4 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Our primary product development centers are in San Jose, California; Santa Rosa, California (which is expected to transition to San Jose, California in fiscal 2012); Boulder, Colorado; Beijing, China and Beverly, Massachusetts.

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

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing processes and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See Note 8—Litigation and Contingencies—Notes to Financial Statements (Part II, Item 8 of this Form 10-K) and “Item 1A. Risk Factors”—“Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

At July 3, 2011, we had approximately 570 employees. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of August 31, 2011 and brief summaries of their business experience during at least the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
David G. Côté	57	President and Chief Executive Officer
Justin R. Spencer	40	Executive Vice President , Finance and Chief Financial Officer
James Armstrong	45	Executive Vice President & General Manager, Communications Business Unit
Daniel Scharre	60	Executive Vice President & General Manager, Government Business Unit
Philip Bourekas	47	Executive Vice President, Marketing
Juan Dewar	50	Executive Vice President, Global Sales & Support

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

Mr. Dewar joined Symmetricom as Executive Vice President, Worldwide Sales in March 2010. Prior to joining Symmetricom, Mr. Dewar served as Vice President Worldwide Sales of Pureenergy Solutions, a provider of wire-free power and energy storage solutions in 2009. From 2006 to 2008, Mr. Dewar served as CEO and Senior Vice President, Global Sales and Services at Tira Wireless, a mobile content porting company. Mr. Dewar served in various positions at Sun Microsystems, Inc. from 1997 to 2006.

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

•	adverse changes in economic conditions, particularly within the telecommunications equipment industry, which may result in revenue declines;

•	our dependence upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;

•	our ability to manage increased competition and competitive pricing pressures;

•	our ability to accurately anticipate the volume and timing of customer orders or customer cancellations;

•	the gain or loss of significant customers;

•	our ability to manage our outsourced manufacturing strategy, including with respect to product supply;

•	changes in our products or mix of sales to customers;

•

the possibility that, despite our having been approved as a supplier in requests for proposals from several major Communications business unit customers, these proposals will not result in any purchases;

•	timing of purchases from customers on projects may be impacted due to spending delays, availability of resources for installation, and delays in new product availability;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage the long sales cycle associated with our products;

•	customer delays in upgrading their old equipment with our new products;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	our ability to introduce new products in new and existing markets on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	fluctuations in government spending for defense or infrastructure;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to manage fluctuations in the average selling prices of our products;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	our ability to manage fluctuations in manufacturing yields of rubidium oscillators, cesium tubes or chip-scale atomic clocks;

•	our ability to timely implement changes developed as a result of our process improvement projects without negatively impacting operations;

•

customers in the Communications business unit market buy a mix of rubidium-based and quartz-based products. This mix varies and could potentially shift disproportionately to quartz, which sell at lower price points, and which may result in lower revenue and gross margins;

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

We recently transitioned manufacturing that was performed at our Puerto Rico facility to a contract manufacturer, on whom we are now dependent

In fiscal 2010, we contracted with Sanmina-SCI to produce sub-assemblies as part of our outsourced manufacturing strategy. In a significant expansion of this agreement, we announced in the fourth quarter of fiscal 2010 that we were transitioning all manufacturing at our Puerto Rico facility, which was our largest manufacturing facility, to Sanmina-SCI. We completed this transition in the third quarter of fiscal 2011.

Our reliance on one primary contract manufacturer to produce a significant portion of our products could expose us to the following potential risks in addition to others, each of which could have an adverse effect on our business and operating results:

•	less control over product quality, which could lead to product reliability problems and/or lower sales;

•	product shortages as a result of manufacturing or capacity issues at Sanmina-SCI or our failure to make adequate forecasts;

•	increased costs; and/or

•	product shipment delays.

In addition, we cannot assure you that Sanmina-SCI will continue to be willing and able to meet our requirements for our outsourced operations according to existing terms or at all, which could have an adverse effect on our business and operating results.

We depend on a third-party logistics warehouse to effectively and efficiently supply products to our customers.

In connection with the transition of manufacturing from our Puerto Rico facility to Sanmina-SCI in fiscal 2011, we contracted with a third-party owner-operator to provide a logistics warehouse in New Jersey for receiving and distributing our products. We depend on the orderly operation of the receiving and distribution processes at the warehouse. Although we currently believe that receiving and distribution processes at the third-party logistics warehouse are efficient, unforeseen disruptions in operations, for example due to fires, hurricanes, earthquakes or other catastrophic events, labor shortages or disagreements, or shipping problems, may result in delays in the delivery of our products, which could adversely affect our business and operating results.

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

The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors of our synchronization products include Emrise Corp., Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary), Oscilloquartz SA and Juniper Networks (through its acquisition of Brilliant Telecommunications). Competitors of our embedded components products include Frequency Electronics, Inc., Trimble Navigation, Ltd., Zarlink Seminconductor Inc., and Semtech Corporation. Competitors of our Government business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary). In addition, the Telecommunications Act of 1996 permits ILECs to manufacture telecommunications equipment, which may result in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our revenue could decline due to lower orders, the delay of orders or cancellation of existing orders

During fiscal 2011, 2010 and 2009, no single customer accounted for more than 10% of our revenue. Nevertheless, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with U.S. government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 25% to 30% of our net revenue has been generated from sales to U.S. government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts. In addition, delays in approvals of the annual defense budget or supplemental funding bills may also impact government sales.

We depend on U.S. Government Agency contracts. A decline or reprioritization of funding in the U.S. defense budget, that of other customers, or delays in the budget process could adversely affect our revenue, earnings, and cash flow.

We derive approximately 25% to 30% of our net revenue from U.S. Government customers, including defense agencies. We expect to continue to derive significant portion of our revenue from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis (September) even though contract performance may extend over many years.

The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

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

We perform some research and development and manufacturing offshore to lower costs; these efforts may impact our ability to deliver products to our customers, complete research and development projects on a timely basis, and cause potential misappropriation of our intellectual property

We depend upon research and development and manufacturing activities outside of the United States, and are exposed to various legal, business, political and economic risks associated with these international operations. Over the past few years, we have developed a research and development facility in Beijing, China and outsourced a portion of our manufacturing to a contract manufacturer at a facility in Southern China. While these activities have allowed us to reduce costs, they have and will continue to expose us to risks inherent in doing business in the People’s Republic of China. We cannot assure you that labor disruptions, currency fluctuations, and misappropriation of our intellectual property and other risks will not occur, any of which could materially adversely impact our ability to deliver products to our customers and our operating results.

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business

We have engaged in acquisitions in the past, and we may pursue other acquisition and investment opportunities that could provide additional product or service offerings, technologies or additional industry expertise. Acquisitions involve risks, which include the following:

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

Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on the Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain categories of electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we will incur some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. The WEEE Directive is currently being reviewed and recast by the European Union. This process of review and redrafting is likely to be finalized by the end of calendar year 2011. It is expected that the recast law will widen the scope of the WEEE Directive. If this happens, we may incur further financial responsibility.

At the same time, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in certain categories of electrical and electronic equipment, known as the RoHS Directive. This Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium and certain flame retardants, used in the construction of component parts of electrical and electronic equipment. Since 2008, the RoHS Directive has been under review by the European Union, with political agreement reached on the text of a new RoHS Directive in November 2010. This new RoHS Directive, which became effective on July 21, 2011, extends the scope of the existing RoHS Directive to cover, in principle, all electronic and electrical equipment. European Union Member States will have 18 months from the date of effectiveness to transpose the new RoHS Directive into their own national legislation (as further described below). We may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components to eliminate these hazardous substances in our products, in order to be able to continue to offer them for sale within the European Union.

From June 2007, the European Union Regulation on the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, the application of REACH will lead to restrictions and/or bans on certain chemical usage.

Individual European Union member states are required to transpose Directives into national legislation. Although not all European Union member states have enacted legislation to fully implement the WEEE and RoHS Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. Going forward, we will review the applicability and impact of the new WEEE and RoHS Directives as and when they become effective. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation that may be enacted in other countries and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

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

Our critical business and manufacturing facilities in Beverly, Massachusetts; San Jose, California; Santa Rosa, California; Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers, suppliers, contract manufacturers, and third-party logistics warehouses, are located near known hurricane zones, earthquake fault zones, tornado zones, and flood plains, and the occurrence of these events or other catastrophic disasters could cause damage to our facilities and equipment, which could require us, as well as our customers, suppliers, contract manufacturers, and third-party logistics warehouses, to cease, curtail or disrupt operations

Capacity constraints, systems failures or security breaches could prevent access to our computer systems, which could interrupt our business and harm our daily operations

Our business goals of performance, reliability and availability require that we have adequate capacity in our computer systems to support our operations. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer internal personnel enhanced services, capacity, features and functionality. Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer system has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Even though we have a formal disaster recovery plan, it may not completely prevent any system failure or security breach that causes an interruption in our business and daily operations.

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

We may be impacted by the following risks, among others, as a result of credit market disruptions and liquidity issues:

•	We may experience temporary or permanent declines in the value of certain instruments which would be reflected in our consolidated financial statements;

•	We may experience rating agency downgrades of instruments we currently own, which may degrade our portfolio quality and cause us to take impairment charges;

•	We may not be able to reasonably value our investments if there is not a liquid resale market for those investments; and

•

We may experience losses on the sale of certain investments if we do not have sufficient operating cash to run our business and are required to sell short-term investments to meet cash flow requirements.

In addition to the above risks, credit market events may also impact our customers, which would subject us to the following risks, among others:

•	We may experience lower revenues if our customers decide to reduce their capital spending plans;

•	Customers may delay payments to us, reducing our operating cash flow; and

•	We may experience an increase in accounts receivable write-offs if customers are unable to pay us.

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

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

Future losses or low profitability may create uncertainty about the realizability of our $36.3 million net deferred tax assets. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net income. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following are our principal facilities as of July 3, 2011:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose, CA	Headquarters, Research and Development	Leased	All

Beverly, MA	Manufacturing	Owned (no encumbrances)/Leased	All

Santa Rosa, CA	Manufacturing	Leased	Government Business Unit

Boulder, CO	Manufacturing	Leased	Government Business Unit

Beijing, China	Research and Development, Sales	Leased	Communications Business Unit

We also lease other facilities in the United States, Europe, and Asia to support manufacturing, research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

See Note 8—Litigation and Contingencies—Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol “SYMM”. We had approximately 887 stockholders of record as of August 31, 2011.

The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended July 3, 2011
First Quarter	$5.47	$4.81
Second Quarter	7.40	5.44
Third Quarter	7.45	5.52
Fourth Quarter	6.23	5.37

Year ended June 27, 2010
First Quarter	$6.54	$4.91
Second Quarter	5.46	4.39
Third Quarter	6.49	4.86
Fourth Quarter	7.12	5.01

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Part III Item 12 of this Form 10-K.

Stock Repurchase Program

As of July 3, 2011, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.6 million.

During fiscal 2011, we repurchased 1.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $7.7 million.

A further 61,000 shares were repurchased by us in fiscal 2011 for an aggregate price of approximately $0.3 million to cover the cost of taxes on vested restricted stock.

The following table provides monthly detail regarding our share repurchases during the three months ended July 3, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 28, 2011 through April 24, 2011	—	$—	—	1,931,061
April 25, 2011 through May 28, 2011	330,754	$5.88	330,754	1,600,307
May 29, 2011 through July 3, 2011	—	$—	—	1,600,307

Total	330,754	$5.88	330,754

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

The following selected consolidated financial data for the fiscal years ended July 3, 2011, June 27, 2010, June 28, 2009, June 29, 2008, and July 1, 2007 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$208,146	$221,316	$219,746	$206,386	$207,878
Operating income (loss)(1),(2)	7,131	12,129	(32,713)	6,947	14,704
Income (loss) from continuing operations before income taxes(3)	8,030	2,043	(43,218)	1,089	14,450
Income (loss) from continuing operations(4)	1,169	2,546	(43,806)	(805)	10,423
Income (loss) from discontinued operations, net of tax(5),(6),(7)	254	(20)	(1,951)	(16,942)	(7,058)
Net income (loss)	1,423	2,526	(45,757)	(17,747)	3,365
Basic income (loss) per share from continuing operations	0.03	0.06	(1.01)	(0.02)	0.22
Basic income (loss) per share from discontinued operations	—	—	(0.04)	(0.38)	(0.15)
Basic net income (loss) per share	0.03	0.06	(1.05)	(0.40)	0.07
Diluted income (loss) per share from continuing operations	0.03	0.06	(1.01)	(0.02)	0.22
Diluted income (loss) per share from discontinued operations	—	—	(0.04)	(0.38)	(0.15)
Diluted net income (loss) per share	0.03	0.06	(1.05)	(0.40)	0.07

	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$235,840	$231,387	$272,387	$367,672	$396,158
Long-term obligations(8),(9)	5,212	8,296	51,769	46,301	92,050
Stockholders’ equity	184,154	183,852	179,528	233,331	256,807

(1)	During fiscal 2011 and 2010, we recorded $8.1 million and $10.3 million, respectively, in restructuring charges related to the closure of our manufacturing operations in Puerto Rico, lease losses and facility related charges, one-time termination benefits, and other restructuring related charges.

(2)	During fiscal 2009, we recorded an impairment charge of $48.1 million in goodwill, $9.7 million in restructuring charges related to lease losses and facility related charges and one-time termination benefits.

(3)	During fiscal 2010 and 2009, we recorded $7.0 million and $5.6 million, respectively, in non-cash charges related to repayment of convertible notes.

(4)	During fiscal 2011, we recorded a $4.5 million valuation allowance against California R&D tax credit deferred assets.

(5)	Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing / Other business segment was discontinued in the third quarter of fiscal 2007. Our Quality of Experience Assurance business segment was discontinued and sold in fiscal 2010.

(6)	During fiscal 2008, we recorded an impairment charge of $6.5 million in goodwill and $7.8 million in intangible assets related to our Quality of Experience Assurance business.

(7)	During fiscal 2007, we recorded an expense of $3.4 million for the income tax effect of the liquidations of QoSmetrics, S.A. and QoSmetrics, Inc., which were acquired on January 2, 2007.

(8)	During fiscal 2010, we repurchased $56.9 million in aggregate principal amount of our outstanding convertible notes, which had a carrying value of $48.7 million.

(9)	During fiscal 2009, we repurchased $63.1 million in aggregate principal amount of our outstanding convertible notes which had a carrying value of $48.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2009 and 2010 were 52-week fiscal years, and 2011 was a 53-week fiscal year.

Fiscal Year 2011 Summary

During fiscal 2011, we made considerable progress on our strategic growth initiatives, including capitalizing on the migration to next-generation networks, expanding into new markets, and driving international market share.

In connection with our initiatives focused on building a more efficient organization, we transitioned our Puerto Rico manufacturing operations to Sanmina-SCI to improve our supply chain and cost model. The manufacturing transition adversely impacted our financial results in fiscal 2011 due to product fulfillment delays; however, it has given us a platform upon which to improve processes and build higher standards of operational performance and ultimately a more competitive organization. With the transition complete and a return to normal levels of product availability and lead times, we are focused on leveraging our new manufacturing model for efficiency, quality, and customer service improvements.

We will continue to invest in and execute on growth initiatives that represent the most promising market opportunities in network and system timing, as we did with PackeTime, a successfully executed key technology initiative. We intend to focus on applying that same core timing expertise and dedicated energy to our newest initiatives with CSAC, embedded soft clocks, and applications for the high frequency trading and the power utility markets.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Current macro-economic factors are dynamic and uncertain and are likely to remain so in fiscal year 2012. If difficult economic conditions resume or markedly worsen or if there are reductions in government / defense spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

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

Our multiple element product offerings generally include hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. For multiple-element arrangements entered into prior to the first quarter of fiscal 2011, we recognized revenue based on the then relevant revenue recognition guidance that allowed us to utilize the residual method to determine the amount of revenue to be recognized on the delivered elements of the arrangement provided vendor specific objective evidence (“VSOE”) existed for the undelivered elements. Under the residual method, the fair value of the undelivered elements was deferred, such as post-contract support, and the remaining portion of the arrangement consideration was recognized as revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period. We adopted new revenue accounting guidance at the beginning of fiscal 2011, on a prospective basis, for applicable transactions originating or materially modified after June 27, 2010. The adoption of this new authoritative guidance had no material impact on the Company’s financial position, results of operations or cash flows in the periods presented. In evaluating the revenue recognition for multiple element arrangements under the new accounting guidance, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices and the residual method is no longer permitted. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use a Best Estimate Selling Price (BESP) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

•	the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold; and

•	analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, provided its cost is higher. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand and technological obsolescence. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

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

Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

During fiscal year 2009, we recorded losses related to short-term investments of $1.4 million. No losses related to short-term investments were recorded in fiscal 2010 and 2011.

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

In the third quarter of fiscal 2009, because of the identification of goodwill impairment indicators, we first reviewed our other intangible and long-lived assets for impairment and determined there was no impairment.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net revenue
Communications	57.2%	62.8%	63.0%
Government	42.8%	37.2%	37.0%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	51.9%	52.8%	50.6%
Amortization of purchased technology	0.5%	0.6%	0.7%
Restructuring charges	4.5%	2.5%	1.8%

Gross profit	43.1%	44.1%	47.0%
Operating expenses:
Research and development	13.0%	10.7%	10.7%
Selling, general and administrative	27.2%	25.6%	26.4%
Amortization of intangible assets	0.1%	0.1%	0.2%
Restructuring charges	(0.6)%	2.1%	2.7%
Impairment of goodwill	—%	—%	21.9%

Operating income (loss)	3.4%	5.5%	(14.9)%
Gain on sale of asset	%	%	%
Loss on repayment of convertible notes, net	—%	(3.2)%	(2.6)%
Loss on short-term investments, net	—%	—%	(0.6)%
Interest income	0.5%	0.7%	0.8%
Interest expense	(0.0)%	(2.1)%	(2.4)%

Income (loss) from continuing operations before taxes	3.9%	0.9%	(19.7)%
Income tax provision (benefit)	3.3%	(0.2)%	0.3%

Income (loss) from continuing operations	0.6%	1.2%	(19.9)%
Income (loss) from discontinued operations, net of tax	0.1%	—	(0.9)%

Net income (loss)	0.7%	1.1%	(20.8)%

Fiscal 2011 compared to Fiscal 2010

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Net Revenue (dollars in thousands):
Communications	$119,104	$139,079	$(19,975)	(14.4)%
Government	89,042	82,237	6,805	8.3

Total Net Revenue	$208,146	$221,316	$(13,170)	(6.0)%

Net revenue consists of sales of products, services and software licenses. Our Communications unit revenue decreased due to manufacturing transition-related product fulfillment issues in the second and third quarters of fiscal 2011, somewhat offset by increases in PackeTime products. Our Government business revenue increase is attributable to higher revenue from government programs and sales of network time servers.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Gross Profit (dollars in thousands):
Communications	$58,992	$69,134	$(10,142)	(14.7)%
Government	40,091	34,011	6,080	17.9
Corporate related	(9,351)	(5,625)	(3,726)	66.2

Total Gross Profit	$89,732	$97,520	$(7,788)	(8.0)%
Percentage of Revenue	43.1%	44.1%

Gross profit: Gross profit for our Communications unit decreased in fiscal 2011 compared to fiscal 2010 due to a decline in revenue, which resulted from manufacturing transition-related product fulfillment issues in the second and third quarters of fiscal 2011. Gross profit for our Government unit increased in fiscal 2011 compared to fiscal 2010 due to increased revenue, better performance on long-term government contracts, and lower manufacturing costs.

Corporate related restructuring charges increased in fiscal 2011 compared to fiscal 2010 due primarily to severance and other charges related to the planned closure of our Puerto Rico manufacturing facility, which we announced in the fourth quarter of fiscal 2010 and completed in the third quarter of fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Operating Income (Loss) (dollars in thousands):
Communications	$22,690	$31,997	$(9,307)	(29.1)%
Government	15,840	12,645	3,195	25.3
Corporate related	(31,399)	(32,513)	1,114	(3.4)

Total operating income	$7,131	$12,129	$(4,998)	(41.2)%
Percentage of Revenue	3.4%	5.5%

Operating income: Operating income for our Communications unit decreased due to the decline in revenue. Operating income for our Government unit increased due to higher gross profit partially offset by an increase in research and development expenses. Corporate-related operating expenses in fiscal 2011 were flat compared to fiscal 2010.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Research and development expense (dollars in thousands)	$27,045	$23,701	$3,344	14.1%
Percentage of Revenue	13.0%	10.7%

Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants and facility costs. Research and development expense in fiscal 2011 increased compared to fiscal 2010 due to higher engineering costs on development programs, recruiting fees, and depreciation and amortization expenses, partially offset by lower employee compensation and related costs.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Selling, general and administrative (dollars in thousands)	$56,607	$56,743	$(136)	(0.2)%
Percentage of Revenue	27.2%	25.6%

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. In fiscal 2011, there were lower employee compensation and related costs and commissions, compared to fiscal 2010, which were offset by higher consulting and outside services costs resulting in selling, general and administrative expenses remaining flat from fiscal 2010 to fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Amortization of intangible assets (dollars in thousands)	$243	$281	$(38)	(13.5)%
Percentage of Revenue	0.1%	0.1%

Amortization of intangible assets decreased in fiscal 2011 compared to fiscal 2010 due to certain assets becoming fully amortized during fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Restructuring charges (dollars in thousands)	$(1,294)	$4,666	$(5,960)	(127.7)%
Percentage of Revenue	(0.6)%	2.1%

Restructuring charges decreased in fiscal 2011 compared to fiscal 2010 due to a $2.3 million credit from utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space and the sublease of a section of our Santa Rosa facility that had previously been recorded as a lease loss at the time we ceased using the space.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Loss on repayment of convertible notes, net (dollars in thousands)	$—	$(7,026)	$7,026	(100.0)%
Percentage of Revenue	—%	(3.2)%

Loss on repayment of convertible notes: In the fourth quarter of fiscal 2010 we repaid the remaining principal amount of $56.9 million of our convertible notes and incurred a loss of $7.0 million. The outstanding notes were repaid in June of fiscal 2010, and there were no notes outstanding in fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Interest income (dollars in thousands)	$957	$1,594	$(637)	(40.0)%
Percentage of Revenue	0.5%	0.7%

Interest income decreased in fiscal 2011 compared to the same period in the prior year due to lower investment balances combined with lower yields on those investments.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Interest expense (dollars in thousands)	$(58)	$(4,654)	$4,596	(98.8)%
Percentage of Revenue	(0.0)%	(2.1)%

Interest expense consists primarily of interest on our convertible notes. Interest expense decreased in fiscal 2011 compared to fiscal 2010 due to the repayment of all outstanding notes in June of fiscal 2010. There were no notes outstanding during fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Income tax provision (benefit) (dollars in thousands)	$6,861	$(503)	$7,364	(1,464.0)%
Percentage of Revenue	3.3%	(0.2)%

Income tax provision (benefit): Our effective tax rate in fiscal 2011 was 85.5% on income from continuing operations before income taxes of $8.0 million, compared to an effective tax rate of (24.6%) on income from continuing operations before income taxes of $2.0 million in fiscal 2010. The tax rate in fiscal 2011 was impacted by a $4.5 million valuation allowance related to state income tax credits primarily attributable to research and development credits that will not be utilized. Fiscal 2010 income taxes benefited favorably from various tax credits.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Income(loss) from discontinued operations, net of tax (in thousands)	$254	$(20)	$274	(1,370.0)%
Percentage of Revenue	0.1%	(0.0)%

Discontinued Operations: In fiscal 2010, we completed the sale of our QoE business, which resulted in a gain on sale of discontinued operations of $0.9 million and partially offset the losses of the QoE business for the fiscal year. Income from discontinued operations in fiscal 2011 represents a gain on the release of funds that were held in escrow to satisfy indemnification and other obligations to the buyer.

Fiscal 2010 compared to Fiscal 2009

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Net Revenue (dollars in thousands):
Communications	$139,079	$138,534	$545	0.4%
Government	82,237	81,212	1,025	1.3

Total Net Revenue	$221,316	$219,746	$1,570	0.7%
Percentage of Revenue	100.0%	100.0%

Net revenue increased by $1.6 million, or 0.7%, in fiscal 2010 compared to fiscal 2009. Communications revenue was flat in fiscal 2010 compared to fiscal 2009. Revenue declines from our DOCSIS Timing Interface (DTI) products and international sales of our traditional sync products were offset by higher revenues from our new PackeTime products, higher sales of embedded timing systems for WiMax base stations, and higher installation services. Government revenue increased by $1.0 million, or 1.3%, compared to the same period for the prior year, due to higher sales of atomic clocks and hydrogen masers, offset by lower sales of government communication and signal intelligence systems.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Gross Profit (dollars in thousands):
Communications	$69,134	$71,214	$(2,080)	(2.9)%
Government	34,011	35,874	(1,863)	(5.2)
Corporate related	(5,625)	(3,866)	(1,759)	45.5

Total Gross Profit	$97,520	$103,222	$(5,702)	(5.5)%
Percentage of Revenue	44.1%	47.0%

Gross profit decreased $5.7 million or 5.5% during fiscal 2010 compared to the prior year. Gross profit as a percentage of revenue declined by 2.9%. Gross profit for our Communications unit decreased by $2.1 million, or 2.9%, despite a revenue increase of 0.4%, primarily due to a change in product mix towards lower margin products, including installation services. Gross profit for our Government unit decreased by $1.9 million, or 5.2%, despite a revenue increase of 1.3%, primarily due to a product mix shift toward lower margin products within our government communication and signal intelligence products.

Corporate related restructuring charges increased $1.8 million, or 45.5%, due to severance and other charges related to the planned closure of our Puerto Rico manufacturing facility, which we announced in the fourth quarter of fiscal 2010.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Operating Income (Loss) (dollars in thousands):
Communications	$31,997	$4,666	$27,331	585.8%
Government	12,645	(5,137)	17,782	346.2
Corporate related	(32,513)	(32,242)	(271)	0.8

Total operating income (loss)	$12,129	$(32,713)	$44,842	(137.1)%
Percentage of Revenue	5.5%	(14.9)%

Operating income: Operating income for our Communications unit increased by $27.3 million, or 585.8%, due to a $28.0 million goodwill impairment charge taken in the third quarter of fiscal 2009. Operating income for our Government unit increased $17.8 million or 346.2%, due to a $20.1 million goodwill impairment charge taken in the third quarter of fiscal 2009. Corporate-related operating expenses in fiscal 2010 were flat compared to fiscal 2009.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Research and development expense (dollars in thousands)	$23,701	$23,421	$280	1.2%
Percentage of Revenue	10.7%	10.7%

Research and development expenses in fiscal 2010 increased $0.3 million, or 1.2%, compared to the same period of fiscal 2009 due to higher incentive compensation, stock based compensation, and fringe benefit costs.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Selling, general and administrative (dollars in thousands)	$56,743	$58,119	$(1,376)	(2.4)%
Percentage of Revenue	25.6%	26.4%

Selling, general and administrative expense decreased by 2.4% to $56.7 million compared to $58.1 million for fiscal 2009. The decrease in expenses consisted primarily of lower salary expenses as a result of headcount reductions and lower outside services and consulting expenses.

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

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Impairment of goodwill (dollars in thousands)	$—	$48,144	$(48,144)	100.0%
Percentage of Revenue	—%	21.9%

Impairment of goodwill: In the third quarter of fiscal 2009, we recognized goodwill impairment charges of $28.0 million and $20.1 million related to our Communications and Government reporting segments, respectively.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Loss on repayment of convertible notes, net (dollars in thousands)	$(7,026)	$(5,623)	$(1,403)	100.0%
Percentage of Revenue	(3.2)%	(2.6)%

Loss on repayment of convertible notes: In the first quarter of fiscal 2009, we repaid $62.5 million principal amount of our convertible notes and incurred a loss of $5.6 million related to the difference in the carrying value of the liability component of the redeemed amount compared to its fair value at redemption in the first quarter of fiscal 2009. Similarly, in the fourth quarter of fiscal 2010, we repaid the remaining principal amount of $56.9 million of our convertible notes and incurred a loss of $7.0 million.

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

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Income tax provision (dollars in thousands)	$(503)	$588	$(1,091)	(185.5)%
Percentage of Revenue	(0.2)%	0.3%

Income tax provision (benefit): Our income tax benefit was $0.5 million in fiscal 2010, compared to a $0.6 million provision in fiscal 2009. Our effective tax rate in the fiscal 2010 was (24.6)% on earnings before income taxes of $2.0 million, compared to an effective tax rate of 1.4% on losses before income taxes of $43.2 million in the corresponding period of fiscal 2009. The tax rate in fiscal 2009 was impacted by the impairment of goodwill, which provided no tax benefit. The tax rate and provision are not readily comparable because the prior year goodwill impairment generated a large non-deductible loss before income taxes, while in fiscal 2010, we reported $2.0 million as earnings before income taxes. Fiscal 2010 income taxes benefited favorably from various tax credits.

	Year ended		$ Change	% Change
	June 27, 2010	June 28, 2009
Income (loss) from discontinued operations, net of tax (in thousands)	$(20)	$(1,951)	$1,931	(99.0)%
Percentage of Revenue	(0.0)%	(0.9)%

Discontinued Operations: In the third quarter of fiscal 2010, we completed the sale of our QoE business. The $1.9 million increase in income from discontinued operations in fiscal 2010 compared to fiscal 2009 was mainly attributable to the gain on sale of discontinued operations of $0.9 million, net of income taxes.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. These metrics, which compare fiscal year 2011 with fiscal year 2010, are discussed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $60.3 million as of July 3, 2011, compared to $42.5 million as of June 27, 2010. The $17.8 million increase in backlog between July 3, 2011 and June 27, 2010 was due primarily to strong bookings for multi-year government programs and early volume orders for our Quantum Chip Scale Atomic Clock. Our backlog shippable within the next six months was $38.6 million as of July 3, 2011, compared to $28.7 million as of June 27, 2010.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of July 3, 2011, we had approximately $16.1 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $9.5 million in contract revenue that was to be performed and recognized within the following 36 months as of June 27, 2010. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	July 3, 2011	June 27, 2010	Change $
Cash and cash equivalents	$20,318	$21,794	$(1,476)
Short-term investments	43,340	53,825	(10,485)

Total	$63,658	$75,619	$(11,961)

As of July 3, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $63.7 million and accounts receivable, net of $40.5 million.

As of July 3, 2011, working capital was $134.7 million compared to $129.1 million as of June 27, 2010. Cash, cash equivalents and short-term investments as of July 3, 2011 decreased to $63.7 million from $75.6 million as of June 27, 2010. This decrease was due primarily to an increase in inventory of $27.2 million, along with $8.0 million of repurchases of common stock and $5.6 million of purchases of plant and equipment.

Our days sales outstanding in accounts receivable was 65 days as of July 3, 2011, compared to 66 days as of June 27, 2010.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and the purchase of property, plant and equipment.

Cash flows from operating activities

Net cash provided by operating activities in fiscal 2011 was $0.2 million. The net cash provided by operating activities consisted of non-cash charges of $20.3 million and net income of $1.4 million. The non-cash charges consisted of $7.0 million in deferred income taxes, $6.7 million in depreciation and amortization expenses, $4.8 million in stock-based compensation expense and $1.8 million in provision for excess and obsolete inventory. Cash provided by operating activities in fiscal 2011 was partially offset by $21.5 million of net changes in operating assets and liabilities. Those net changes consisted primarily of a $27.2 million increase in inventory primarily to support the transfer of manufacturing activity to a third-party contract manufacturer, a decrease in accrued compensation of $5.0 million, an increase in accounts receivable of $0.5 million and a decrease in other accrued liabilities of $0.2 million, partially offset by an increase in accounts payable of $9.4 million and a decrease in prepaid and other assets of $2.0 million.

Cash flows from investing activities

Net cash provided by investing activities was $3.8 million in fiscal 2011, which represented the sale/maturities of short-term investments of $66.1 million, partially offset by the purchase of short-term investments and property, plant and equipment of $56.7 million and $5.6 million, respectively.

Cash flows from financing activities

Net cash used for financing activities was $5.8 million in fiscal 2011, which represented the repurchase of common stock of $8.0 million, partially offset by cash generated from the exercise of common stock options of $2.2 million.

We believe that our existing cash resources will be sufficient to meet our anticipated operating and working capital expenditure needs in the ordinary course of business for at least the next 12 months and the foreseeable future. We base our expense levels in part on our expectation of future revenue levels. If our revenue for a particular period is lower than we expect, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements or if we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to issue additional equity securities or obtain debt financing. Additional financing may not be available at all or on terms acceptable to us. Additional financing may also be dilutive to our existing stockholders. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Contractual Obligations

We operate in multiple locations domestically and internationally. As such, certain facilities and equipment are leased under operating lease agreements. Due to excess capacity on several non-cancelable leases as a result of the economic downturn and reorganization, we subleased certain facilities and recognized lease loss liabilities for the remainder.

We incur purchase commitments during our normal course of business. As of July 3, 2011, our principal commitments totaled $35.7 million and related primarily to commitments to purchase inventory.

The following table summarizes our contractual cash obligations as of July 3, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Operating leases obligations(1)	17,951	3,792	7,617	6,457	85
Purchase obligations	35,685	34,918	160	268	339
Post-retirement benefits liabilities(2)	241	34	61	52	94
Lease obligations on abandoned space(3)	2,362	569	1,049	744	—

Total	$56,239	$39,313	$8,887	$7,521	$518

(1)	Consists of lease obligations on space used by the Company for operations and does not include lease obligations on space that has been abandoned.

(2)	Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

(3)	Consists of gross lease obligations on abandoned space whether sub-leased or not.

Uncertain tax positions of $16.2 million consist of amounts included in the net deferred tax asset balance of $36.3 million at July 3, 2011, which would affect our income tax expense if recognized. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of July 3, 2011, we had short-term investments of $43.3 million. These investments are mainly in government sponsored enterprise and corporate debt securities that have maturity dates of greater than three months. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 3, 2011 would not have materially affected the fair value of our investment portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom, Germany, China and India. Although we transact business in various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. A hypothetical 10% adverse change in Pound Sterling, Euro, Chinese Yuan Renminbi or Indian Rupee against United States dollars shall not result in a material foreign exchange loss. Consequently, we do not expect that a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

Notwithstanding the foregoing analysis of the direct effects of interest rate and currency exchange rate fluctuations on the value of our investments and accounts, the indirect effects of such fluctuations could have a materially harmful effect on our business. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the United States, foreign and global economies which could materially harm our business.

Item 8.	Consolidated Financial Statements and Supplementary Data

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended July 3, 2011 and June 27, 2010. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal 2011
Net revenue	$54,379	$41,844	$51,234	$60,689
Gross profit	23,739	14,445	22,866	28,682
Operating income (loss)	5,153	(5,988)	3,639	4,327
Income (loss) from continuing operations before taxes	4,990	(5,657)	4,080	4,617
Income (loss) from continuing operations	3,094	(3,476)	2,985	(1,434)
Income (loss) from discontinued operations, net of tax	127	(49)	19	157
Net income (loss)	3,221	(3,525)	3,004	(1,277)
Basic income (loss) per share from continuing operations	0.07	(0.08)	0.07	(0.03)
Basic income per share from discontinued operations	—	—	—	—
Basic net income (loss) per share	0.07	(0.08)	0.07	(0.03)
Diluted income (loss) per share from continuing operations	0.07	(0.08)	0.07	(0.03)
Diluted income per share from discontinued operations	—	—	—	—
Diluted net income (loss) per share	0.07	(0.08)	0.07	(0.03)

Fiscal 2010
Net revenue	$52,268	$56,862	$56,526	$55,660
Gross profit	21,501	24,679	27,433	23,907
Operating income	1,677	3,710	6,304	438
Income (loss) from continuing operations before taxes	864	2,945	5,336	(7,102)
Income (loss) from continuing operations	549	1,890	3,688	(3,581)
Income (loss) from discontinued operations, net of tax	(375)	(391)	804	(58)
Net income (loss)	174	1,499	4,492	(3,639)
Basic income (loss) per share from continuing operations	0.01	0.04	0.08	(0.08)
Basic income (loss) per share from discontinued operations	(0.01)	(0.01)	0.02	—
Basic net income (loss) per share	—	0.03	0.10	(0.08)
Diluted income (loss) per share from continuing operations	0.01	0.04	0.08	(0.08)
Diluted income (loss) per share from discontinued operations	(0.01)	(0.01)	0.02	—
Diluted net income (loss) per share	—	0.03	0.10	(0.08)

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 3, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries as of July 3, 2011 and June 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended July 3, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

September 15, 2011

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 3, 2011	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,318	$21,794
Short-term investments	43,340	53,825
Accounts receivable, net of allowance for doubtful accounts of $315 in 2011 and $427 in 2010	40,511	40,075
Inventories	62,622	37,229
Prepaids and other current assets	14,004	15,108

Total current assets	180,795	168,031
Property, plant and equipment, net	23,255	23,077
Intangible assets, net	2,429	3,745
Deferred taxes and other assets	29,361	36,534

Total assets	$235,840	$231,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,113	$6,768
Accrued compensation	13,743	18,731
Accrued warranty	1,601	2,900
Other accrued liabilities	14,683	10,506

Total current liabilities	46,140	38,905
Long-term obligations	5,212	8,296
Deferred income taxes	334	334

Total liabilities	51,686	47,535

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 50,579 shares issued and 42,960 outstanding in 2011; 49,933 shares issued and 43,699 outstanding in 2010	201,002	202,450
Accumulated other comprehensive loss	(29)	(356)
Accumulated deficit	(16,819)	(18,242)

Total stockholders’ equity	184,154	183,852

Total liabilities and stockholders’ equity	$235,840	$231,387

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net revenue	$208,146	$221,316	$219,746
Cost of products and services	107,990	116,889	111,184
Amortization of purchased technology	1,073	1,282	1,474
Restructuring charges	9,351	5,625	3,866

Total cost of sales	118,414	123,796	116,524

Gross profit	89,732	97,520	103,222
Operating expenses:
Research and development	27,045	23,701	23,421
Selling, general and administrative	56,607	56,743	58,119
Amortization of intangible assets	243	281	411
Restructuring charges	(1,294)	4,666	5,840
Impairment of goodwill	—	—	48,144

Total operating expenses	82,601	85,391	135,935

Operating income (loss)	7,131	12,129	(32,713)
Loss on repayment of convertible notes	—	(7,026)	(5,623)
Loss on short-term investments, net	—	—	(1,368)
Interest income	957	1,594	1,807
Interest expense	(58)	(4,654)	(5,321)

Income (loss) from continuing operations before taxes	8,030	2,043	(43,218)
Income tax provision (benefit)	6,861	(503)	588

Income (loss) from continuing operations	1,169	2,546	(43,806)
Income (loss) from discontinued operations, net of tax	254	(20)	(1,951)

Net income (loss)	$1,423	$2,526	$(45,757)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.03	$0.06	$(1.01)
Loss from discontinued operations, net of tax	—	—	(0.04)

Net income (loss)	$0.03	$0.06	$(1.05)

Weighted average shares outstanding—basic	43,188	43,380	43,500

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.03	$0.06	$(1.01)
Loss from discontinued operations, net of tax	—	—	(0.04)

Net income (loss)	$0.03	$0.06	$(1.05)

Weighted average shares outstanding—diluted	43,782	43,897	43,500

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings (accumulated deficit)	Total Stock- holders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at June 30, 2008	44,925	$208,402	$(60)	$24,989	$233,331	$(18,210)

Issuance of common stock:
Stock option exercises	151	595	—	—	595
Restricted stock issued	30	—	—	—	—
Repurchase of common stock	(1,416)	(5,785)	—	—	(5,785)
Restricted stock canceled	(134)	—	—	—	—
Stock option income tax expense	—	(670)	—	—	(670)
Stock-based compensation	—	3,292	—	—	3,292
Adjustment for repayment of convertible notes, net	—	(5,682)	—	—	(5,682)
Comprehensive income (loss):
Loss from continuing operations	—	—	—	(43,806)	(43,806)	(43,806)
Loss from discontinued operations, net of tax				(1,951)	(1,951)	(1,951)
Unrealized gain on short-term investments, net of taxes	—	—	372	—	372	372
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(168)	—	(168)	(168)

Balance at June 28, 2009	43,556	$200,152	$144	$(20,768)	$179,528	$(45,553)

Issuance of common stock:
Stock option exercises	439	1,968	—	—	1,968
Restricted stock issued	127	—	—	—	—
Repurchase of common stock	(348)	(1,824)	—	—	(1,824)
Restricted stock canceled	(75)	—	—	—	—
Stock option income tax expense	—	(949)	—	—	(949)
Stock-based compensation	—	3,714	—	—	3,714
Adjustment for repayment of convertible notes, net	—	(611)	—	—	(611)
Comprehensive income:
Income from continuing operations	—	—	—	2,546	2,546	2,546
Loss from discontinued operations, net of tax	—	—	—	(20)	(20)	(20)
Unrealized loss on short-term investments, net of taxes	—	—	(213)	—	(213)	(213)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(287)	—	(287)	(287)

Balance at June 27, 2010	43,699	$202,450	$(356)	$(18,242)	$183,852	$2,026

Issuance of common stock:
Stock option exercises	462	2,167	—	—	2,167
Restricted stock issued	211	—	—	—	—
Repurchase of common stock	(1,385)	(7,957)	—	—	(7,957)
Restricted stock canceled	(27)	—	—	—	—
Stock option income tax expense	—	(456)	—	—	(456)
Stock-based compensation	—	4,798	—	—	4,798
Comprehensive income:
Income from continuing operations	—	—	—	1,169	1,169	1,169
Income from discontinued operations, net of tax	—	—	—	254	254	254
Unrealized gain on short-term investments, net of taxes	—	—	49	—	49	49
Cumulative adjustments to foreign currency translation, net of taxes	—	—	278	—	278	278

Balance at July 3, 2011	42,960	$201,002	$(29)	$(16,819)	$184,154	$1,750

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$1,423	$2,526	$(45,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	—	48,144
Depreciation and amortization	6,664	6,913	8,948
Deferred income taxes	6,953	(1,042)	(2,565)
Non-cash interest on convertible bonds	—	2,845	3,075
Gain on sale of discontinued operations	—	(915)	—
Loss on short-term investments	—	—	1,368
Loss on repayment of convertible notes, net	—	7,026	5,623
Loss on disposal of fixed assets	13	265	786
Allowance for doubtful accounts	102	178	(328)
Provision for excess and obsolete inventory	1,760	971	2,619
Stock-based compensation	4,798	3,714	3,292
Changes in assets and liabilities:
Accounts receivable	(538)	2,102	(5,379)
Inventories	(27,153)	241	(2,912)
Prepaids and other assets	1,995	2,057	(1,260)
Accounts payable	9,401	(1,568)	(780)
Accrued compensation	(4,987)	(494)	5,511
Other accrued liabilities	(206)	2,870	1,296

Net cash provided by operating activities	225	27,689	21,681

Cash flows from investing activities:
Purchases of short-term investments	(56,662)	(86,956)	(26,371)
Sale/maturities of short-term investments	66,068	72,245	7,262
Purchases of plant and equipment	(5,595)	(8,075)	(3,685)
Cash proceeds from sale of discontinued operations	—	1,850	—

Net cash provided by (used for) investing activities	3,811	(20,936)	(22,794)

Cash flows from financing activities:
Repayment of long-term obligations	—	—	(1,395)
Proceeds from issuance of common stock	2,167	1,968	595
Repurchase of common stock	(7,957)	(1,824)	(5,785)
Repayment of convertible notes	—	(56,880)	(62,489)

Net cash used for financing activities	(5,790)	(56,736)	(69,074)

Effect of exchange rate changes in cash	278	(287)	(168)

Net decrease in cash and cash equivalents	(1,476)	(50,270)	(70,355)
Cash and cash equivalents at beginning of year	21,794	72,064	142,419

Cash and cash equivalents at end of year	$20,318	$21,794	$72,064

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$49	$(213)	$372
Plant and equipment purchases included in accounts payable	77	133	48
Cash payments for:
Interest	$53	$1,733	$2,125
Income taxes	371	835	1,008

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business

Symmetricom, a leading provider of precision time and frequency technologies, sets the world’s standard for time. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom,” “we,” “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2009 and 2010 were 52-week fiscal years and 2011 was a 53-week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include:

•	Revenue recognition

•	Accounting for income taxes

•	Inventory valuation

•	Warranty accrual

•	Accruals for contingent liabilities (including restructuring charges)

•	Stock based compensation

•	Allowance for doubtful accounts

•	Valuation of short-term investments

•	Valuation of long-lived assets including intangible assets

These estimates are based on available information as of the date of these consolidated financial statements and actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Investments

Short-term investments consist of government sponsored enterprise debt securities, mutual funds and corporate debt securities that mature between three and thirty six months. All of our short-term investments, except the deferred compensation plan assets, are classified as available-for-sale. During fiscal 2009, we reclassified the deferred compensation plan assets from available-for-sale to trading securities in order to maintain consistency with the method in which we account for the deferred compensation obligation. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

In fiscal 2009, we determined that market values of certain corporate debt instruments and mutual funds related to our deferred compensation plan, had declined and were other than temporarily impaired. As a result of this assessment, we recognized a $1.4 million other than temporary loss in fiscal 2009.

Fair Values of Financial Instruments

The estimated fair value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximate their carrying amount.

Allowance for Doubtful Accounts

We record allowance for doubtful accounts based upon an assessment of various factors. We consider historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

SYMMETRICOM, INC.

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

The carrying value of our net deferred tax assets, which are made up of tax deductions, net operating loss carryforwards and tax credits, assumes that we will be able to generate sufficient future income to fully realize these assets. We evaluate the weight of all available evidence in determining whether it is more likely than not that some portion of the deferred tax assets will not be realized. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. A portion of our tax credits are related to stock options and have a valuation allowance because of uncertainty regarding their realization. If these tax credits are realized, the benefit will be credited to common stock. Additionally, for state income tax purposes, we have research and development tax credit carryforwards that have no expiration date but we have full valuation allowance on such credits.

In fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Valuation of Long-lived Assets Including Other Intangible Assets Subject to Amortization

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

In the third quarter of fiscal 2009, because of the identification of goodwill impairment indicators, we first reviewed our other intangible and long-lived assets for impairment and determined there was no impairment.

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

Accumulated other comprehensive income (loss), consists of the following:

	July 3, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Foreign currency translation adjustments, net of taxes	$(40)	$(318)	$(31)
Unrealized gain (loss) on investments, net of taxes.	11	(38)	175

Total accumulated other comprehensive income (loss)	$(29)	$(356)	$144

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The change in accrued warranty expense is summarized as follows:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Beginning balance	$2,900	$3,737	$3,801
Provision for warranty for the year	1,617	2,035	2,869
Accruals related to changes in estimate	(520)	(478)	(15)
Less: Actual warranty costs	(2,396)	(2,394)	(2,918)

Ending balance	$1,601	$2,900	$3,737

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

Foreign Currency Translation

The functional currency of each of our international subsidiaries in the United Kingdom and China is the U.S. dollar, while in Germany it is the Euro and in India it is the Indian rupee.

For our subsidiaries in which the U.S. Dollar is the functional currency, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Statements of operations are translated at the average exchange rates during the year except for those expenses related to the balance sheet amounts, which are translated using historical exchange rates. Net gains (losses) from these foreign exchange remeasurements are charged to operations and have not been material to our consolidated operating results for any of the periods presented.

For our subsidiaries in Germany and India, foreign currency denominated assets and liabilities are translated at the period-end exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income (loss).

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our multiple element product offerings generally include hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. For multiple-element arrangements entered into prior to the first quarter of fiscal 2011, we recognized revenue based on the then relevant revenue recognition guidance that allowed us to utilize the residual method to determine the amount of revenue to be recognized on the delivered elements of the arrangement provided vendor specific objective evidence (“VSOE”) existed for the undelivered elements. Under the residual method, the fair value of the undelivered elements was deferred, such as post-contract support, and the remaining portion of the arrangement consideration was recognized as revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period. We adopted new revenue accounting guidance at the beginning of fiscal 2011, on a prospective basis, for applicable transactions originating or materially modified after June 27, 2010. The adoption of this new authoritative guidance had no material impact on the Company’s financial position, results of operations or cash flows in the periods presented. In evaluating the revenue recognition for multiple element arrangements under the new accounting guidance, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices and the residual method is no longer permitted. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When we are unable to establish selling price using VSOE or TPE, we use a best estimate of selling price (“BESP”) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

•	the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold; and

•	analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

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

Unbilled receivables totaled $3.5 million as of July 3, 2011 compared to $4.3 million as of June 27, 2010 and are included within the “Prepaid and Other Current Assets” line item on our consolidated balance sheets. All unbilled receivables as of July 3, 2011 are expected to be collected in fiscal 2012.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB issued authoritative guidance on share-based compensation. Under this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires that we determine subjective variables including estimated term of the award and the estimated volatility in addition to other less subjective variables. The identified fair value resulting from this model is recognized as expense, net of estimated forfeitures, over the applicable vesting period of the stock award.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchase plan and restricted stock using the treasury stock method, except when antidilutive.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net earnings (loss) per share is as follows:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$1,169	$2,546	$(43,806)
Income (loss) from discontinued operations	254	(20)	(1,951)

Net income (loss)	$1,423	$2,526	$(45,757)

Shares (Denominator):
Weighted average common shares outstanding	43,368	43,705	44,167
Weighted average common shares outstanding subject to repurchase	(180)	(325)	(667)

Weighted average shares outstanding—basic	43,188	43,380	43,500
Weighted average dilutive share equivalents from stock options	530	278	—
Weighted average dilutive common shares subject to repurchase	64	239	—

Weighted average shares outstanding—diluted	43,782	43,897	43,500

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.03	$0.06	$(1.01)
Loss from discontinued operations	—	—	(0.04)

Net income (loss)	$0.03	$0.06	$(1.05)
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.03	$0.06	$(1.01)
Loss from discontinued operations	—	—	(0.04)

Net income (loss)	$0.03	$0.06	$(1.05)

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following common stock equivalents were excluded from the net earnings (loss) per share calculation, as their effect would have been antidilutive:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Stock options	2,777	4,128	5,678
Common shares subject to repurchase	—	—	667

Total shares of common stock excluded from diluted net earnings (loss) per share calculation	2,777	4,128	6,345

We accounted for our contingent convertible notes in accordance with Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the effect of contingently convertible debt on diluted earnings per share, which required us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible notes in our diluted earnings per share calculation regardless of whether the market price trigger or other contingent conversion feature would have been met. Because our contingent convertible notes included mandatory cash settlement feature for the principal payment, we applied

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $12.49. However, because our share price did not exceed $12.49, no shares associated with the contingent convertible notes were included in our diluted earnings per share for fiscal years 2010 and 2009. In the fourth quarter of fiscal 2010, we repurchased the remainder of our convertible notes. There were no contingently convertible notes outstanding during fiscal 2011.

Convertible Subordinated Notes

We record convertible debt instruments that may be settled in cash or other assets, or partially in cash upon conversion by allocating the initial proceeds between a liability and an equity component based on the fair value of the liability component as of the issuance date. The fair value of the liability component of the Notes was valued using a discounted cash flow analysis.

Convertible Subordinated Notes—Redemption—Fiscal 2009

On June 30, 2008, we offered to purchase for cash, on a pro rata basis, $63.1 million aggregate principal amount of the convertible subordinated notes (the “Notes”), at a purchase price equal to $990 per $1,000 of the principal amount of the Notes, plus accrued and unpaid interest. The tender offer cap was equal to 52.6% of the $120.0 million aggregate principal amount outstanding. As of July 30, 2008, pursuant to the offer, Symmetricom accepted for payment $63.1 million aggregate principal amount of the Notes. The aggregate purchase price for the Notes surrendered was approximately $62.5 million, which included interest of $0.3 million. After the purchase pursuant to the offer, approximately $56.9 million aggregate principal amount of the Notes remained outstanding.

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

Recent accounting pronouncements not yet adopted

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning first quarter of fiscal 2013, will require retrospective application, and will only affect presentation of comprehensive income (loss).

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements for fair value measurements. The new guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning third quarter of fiscal 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Note 2—Balance Sheet Components

Inventories consist of the following:

	July 3, 2011	June 27, 2010
	(In thousands)
Raw materials	$27,206	$19,419
Work-in-process	9,520	8,593
Finished goods	25,896	9,217

Inventories	$62,622	$37,229

Property, plant and equipment, net consist of the following:

	July 3, 2011	June 27, 2010
	(In thousands)
Property, plant and equipment, net:
Land	$200	$200
Buildings and improvements	16,199	16,193
Machinery and equipment	26,093	27,334
Computer software	11,967	10,607
Leasehold improvements	18,548	19,956

	73,007	74,290
Accumulated depreciation and amortization	(49,752)	(51,213)

	$23,255	$23,077

Other accrued liabilities consist of the following:

	July 3, 2011	June 27, 2010
	(In thousands)
Other accrued liabilities:
Deferred revenue	$7,058	$4,841
Accrued expenses	5,823	3,292
Manufacturer sales representative commissions payable	1,187	1,168
Lease loss accrual, net	570	1,070
Income tax	45	135

Total	$14,683	$10,506

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term obligations consist of the following:

	July 3, 2011	June 27, 2010
	(In thousands)
Long-term obligations:
Deferred revenue	$2,131	$1,919
Lease loss accrual, net	1,793	4,784
Rent accrual	1,088	1,066
Post-retirement benefits	200	227
Income tax	—	300

Total	$5,212	$8,296

Note 3—Financial Instruments

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of July 3, 2011 and June 27, 2010:

	Fair Value as of July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,630	$12,630	$—

Short-term investments:
Corporate debt securities	23,430	—	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	3,454	—

Total short-term investments	43,340	3,454	39,886

Total financial assets	$55,970	$16,084	$39,886

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$9,729	$9,729	$—

Short-term investments:
Corporate debt securities	37,264	—	37,264
Government sponsored enterprise debt securities	13,336	—	13,336
Mutual funds	3,225	2,500	725

Total short-term investments	53,825	2,500	51,325

Total financial assets	$63,554	$12,229	$51,325

The fair values of our money market funds and mutual funds (except certain mutual funds in fiscal 2010) were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, government sponsored enterprise debt securities and certain mutual funds (in fiscal 2010) were derived from non-binding market consensus prices that are corroborated by observable market data.

Subsequent to the issuance of the fiscal 2010 consolidated financial statements, the Company determined that investments in government sponsored enterprise debt securities should be classified as Level 2 investments (rather than Level 1 investments as originally classified) as of June 27, 2010 as these specific securities do not have quoted prices in active markets. Accordingly, we have corrected the classification of these securities from Level 1 to Level 2 in the table of fair value measurements as of June 27, 2010.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan discussed further in Note 10.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
July 3, 2011
Money market funds	$12,630	$—	$12,630
Corporate debt securities	23,424	6	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	—	3,454

Total financial assets	$55,964	$6	$55,970

June 27, 2010
Money market funds	$9,729	$—	$9,729
Corporate debt securities	37,200	64	37,264
Government sponsored enterprise debt securities	13,336	—	13,336
Mutual funds	3,225	—	3,225

Total financial assets	$63,490	$64	$63,554

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments:

	Amortized Cost	Fair Value
	(In thousands)
Less than 1 year	11,078	11,093
Due in 1 to 3 years	28,802	28,793

Total	39,880	39,886

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Note 4—Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of July 3, 2011 and June 27, 2010 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(23,226)	$1,131
Customer lists and trademarks	7,025	(5,727)	1,298

Total as of July 3, 2011	$31,382	$(28,953)	$2,429

Purchased technology	$24,357	$(22,150)	$2,207
Customer lists and trademarks	7,025	(5,487)	1,538

Total as of June 27, 2010	$31,382	$(27,637)	$3,745

The estimated future amortization expense is as follows:

(in thousands)
Fiscal year:
2012	726
2013	502
2014	502
2015	232
2016	159
Thereafter	308

Total amortization	$2,429

Intangible asset amortization expense for fiscal 2011, 2010, and 2009 was approximately $1.3 million, $1.6 million, and $1.9 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Income Taxes

Income (loss) from continuing operations before income tax and income tax provision (benefit) on income (loss) from continuing operations consists of the following:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$7,443	$1,243	$(44,218)
Foreign	587	800	1,000

Total	$8,030	$2,043	$(43,218)

Income tax provision (benefit):
Current:
Federal	$(107)	$106	$(348)
State	56	105	130
Puerto Rico	216	(257)	593
Foreign	(142)	297	667

Total	23	251	1,042

Deferred:
Federal	1,670	(92)	(638)
State	4,861	(586)	37
Puerto Rico	307	(76)	58
Foreign	—	—	89

Total	6,838	(754)	(454)

Total income tax provision (benefit) on continuing operations	$6,861	$(503)	$588

The income tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$6,861	$(503)	$588
Discontinued operations	143	(11)	(1,233)

Total provision (benefit)	$7,004	$(514)	$(645)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on our continuing operations differs from the federal statutory income tax rate as follows:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
Federal statutory income tax expense (benefit) rate	35.0%	35.0%	(35.0)%
Puerto Rico taxes	6.5	(16.3)	1.5
State income taxes, net of federal benefit	4.9	(26.2)	0.3
Valuation allowance- state credits, net of federal benefit	55.7	—	—
Foreign taxes	(3.7)	—	—
Goodwill	—	—	35.3
Federal research and development credit	(6.9)	(16.2)	(1.6)
Other	(6.0)	(0.9)	0.9

Effective income tax rate on continuing operations	85.5%	(24.6)%	1.4%

The principal components of deferred tax assets and liabilities are as follows:

	July 3, 2011	June 27, 2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,397	$9,361
Tax credit carryforwards	15,402	15,469
Reserves and accruals	8,501	8,615
Depreciation and amortization	11,830	14,597

	44,130	48,042
Valuation allowance	(7,498)	(3,974)

Total deferred tax assets	36,632	44,068
Deferred tax liabilities—
Unremitted foreign earnings	334	334

Net deferred tax assets	$36,298	$43,734

Net deferred tax assets are comprised of the following:

	July 3, 2011	June 27, 2010
	(In thousands)
Current assets	$7,732	$8,146
Non-current assets	28,900	35,922
Non-current liabilities	(334)	(334)

Net deferred tax assets	$36,298	$43,734

As of July 3, 2011, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $27.9 million which will expire in years 2023 through 2025. We had California regular net operating loss carryforwards of approximately $6.8 million which will expire in years 2014 through 2031.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, we had federal research and development tax credit carryforwards of approximately $6.6 million that will expire in the fiscal years 2012 through 2031, alternative minimum tax credit carryforwards of approximately $3.9 million that have no expiration date, and approximately $1.2 million of foreign tax credits that will expire in 2017 through 2020. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $4.5 million that have no expiration date.

We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At July 3, 2011, $1.1 million of the valuation allowance was attributable to the tax benefit of potentially expiring tax credits stemming from stock option transactions, which will be credited to common stock if realized rather than as a reduction of the tax provision. We have $0.2 million of the valuation allowance attributable to other potentially expiring tax credits. Also, $1.6 million of the valuation allowance was attributable to fiscal 2008 and fiscal 2009 short-term investment losses incurred which have a limited carryforward period. For state income tax purposes, we have a $4.5 million valuation allowance related to state income tax credits primarily attributable to research and development credits that will not be utilized. The valuation allowance decreased by $1.0 million in fiscal 2011 due to the expiration of the statute of limitations on certain federal research and development credits which had a full valuation allowance and increased by $4.5 million related to state tax credits.

As of July 3, 2011, we had $16.2 million of unrecognized tax benefits, all of which $16.2 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include material interest and penalties related to unrecognized tax benefits in income tax expense. As of July 3, 2011 and June 27, 2010, we had no accrued interest or penalties on our consolidated balance sheet.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(in millions)
Beginning balance	$15.4	$14.3	$14.3
Additions based on tax position related to the current year	0.7	0.1	0.2
Additions for tax positions of prior years	0.6	1.0	0.1
Lapse of Statute of Limitations	(0.5)	0.0	0.0
Settlements	—	—	(0.3)

Ending balance	$16.2	$15.4	$14.3

We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 2007 forward remain open to examination by major taxing jurisdictions in which we operate which include the United States, The State of California, Puerto Rico and Germany. We are not currently under examination in any major tax jurisdiction.

Note 6—Stockholders’ Equity

Stock Options and Awards

Symmetricom has equity benefit plans under which employees, directors and consultants may be granted non-qualified and incentive options to purchase shares of our common stock and restricted stock. Stock options granted under these plans have contractual terms ranging from 5-10 years. One of these plans was amended in

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2003 to effectively provide that restricted stock could be granted and repurchased for no cash purchase price. Stock appreciation rights may also be granted under this plan; however, none have been granted to date. All options have been granted at the fair market value of our common stock on the date of grant and generally vest over three or four years.

For October 2008 our shareholders approved an update to the 2006 Incentive Award Plan that included an additional 5.5 million shares for future issuance. Our right to repurchase restricted shares generally lapses over the same three or four-year term as the vesting period applicable to the stock options. The estimated future annual forfeiture rate used to record stock-based compensation expense was 8%, 8%, and 10% for fiscal 2011, 2010, and 2009, respectively. At July 3, 2011, the total future compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans was approximately $5.5 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on an accelerated basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the consolidated statements of operations:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Cost of sales	$802	$802	$630
Research and development	870	758	627
Selling, general and administrative	3,126	2,154	2,035

Pre-tax stock-based compensation expense	4,798	3,714	3,292
Less: Income Tax effect	1,775	1,374	1,218

Net Stock-based compensation expense	$3,023	$2,340	$2,074

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and award activity for fiscal years 2011, 2010 and 2009:

		Non Performance- based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2008	2,183	4,964	$7.10	195	$8.53	994	$6.62
Update of 2006 Plan	5,500	—	—	—	—	—	—
Granted—options	(1,486)	1,486	4.58	—	—	—	—
Granted—restricted shares	(60)	—	—	—	—	30	3.80
Exercised	—	(151)	3.95	—	—	—	—
Vested	—	—	—	—	—	(350)	6.92
Canceled	1,079	(1,009)	6.88	(70)	8.53	(134)	6.84
Expired	(65)	—	—	—	—	—	—

Balances at June 28, 2009	7,151	5,290	$6.53	125	$8.53	540	$6.22
Granted—options	(2,683)	2,683	4.98
Granted—restricted shares	(254)	—	—	—	—	127	5.25
Exercised	—	(439)	4.48
Vested	—	—	—	—	—	(373)	6.69
Canceled	1,655	(1,491)	7.12	(125)	8.53	(75)	5.24
Expired	(172)	—				—	—

Balances at June 27, 2010	5,697	6,043	$5.84	—	$—	219	$5.20
Granted—options	(2,193)	2,193	6.20
Granted—restricted shares	(422)	—	—	—	—	211	6.55
Exercised	—	(462)	4.69
Vested	—	—	—	—	—	(175)	5.19
Canceled & Expired	1,457	(1,240)	7.22	—	—	(27)	5.78
Expired from plans prior to 1999	(76)	—				—	—

Balances at July 3, 2011	4,463	6,534	$5.78	—	$—	228	$6.39

Options outstanding vested and expected to vest, and exercisable as of July 3, 2011 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,534	4.54	$5.78	$3,706
Vested and expected to vest	6,177	4.46	$5.79	$3,587
Exercisable	2,772	3.12	$6.02	$1,998

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of July 3, 2011, based on our common stock closing price of $5.83 on July 3, 2011, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of July 3, 2011, June 27, 2010, and June 28, 2009, the number of shares and weighted average exercise prices of exercisable options were 2.8 million at $6.02; 2.5 million at $7.26, and 3.2 million at $7.49, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009, was $0.6 million, $0.6 million, and $0.2 million, respectively.

The weighted average grant-date fair value of options granted was $3.06 in 2011, $2.46 in 2010 and $1.87 in 2009. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2011, 2010 and 2009:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
Expected life (in years)	5.1	4.9	3.8
Risk-free interest rate	1.2%	1.9%	1.7%
Volatility	56.6%	56.6%	52.3%

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

In fiscal 2011, we repurchased 61,000 shares for an aggregate price of approximately $0.3 million as income tax withholding on vested restricted stock for the recipients.

Employee Stock Purchase Plan

On August 13, 2010, the Board of Directors approved an employee stock purchase plan (the “ESPP”) and reserved 1.4 million shares for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on the first trading day of March and September each year. Employees purchase shares in the purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower. The first six month offering period commenced on March 1, 2011 and ends on August 31, 2011; accordingly no shares were issued under the ESPP in fiscal 2011.

Stock Repurchase Program

On October 28, 2010, the Company’s Board of Directors authorized management to repurchase an additional 1.6 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of July 3, 2011, the total number of shares available for repurchase under the repurchase program was approximately 1.6 million.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2011, we repurchased 1.3 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $7.7 million. The repurchased shares were recorded as a reduction of our common stock and resulted in a reduction of stockholders’ equity.

Preferred Stock

We have 500,000 shares of $0.0001 par value preferred stock authorized, of which 200,000 shares have been reserved for issuance in connection with our preferred stock rights plan. The right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at a price of $72.82. The rights were distributed at the rate of one right for each share of common stock as a non-taxable dividend and exercisable only in the event that a person or group acquires 15% or more of our outstanding common stock. The rights expired in August 2011.

Note 7—Commitments

Operating Leases

We lease certain facilities and equipment under operating lease agreements. Net rental expense charged to operations was $3.7 million in 2011, $3.9 million in 2010 and $3.3 million in 2009. Future minimum lease payments as of July 3, 2011 are as follows:

Operating Lease
(In thousands)
For the fiscal year:
2012	4,361
2013	4,303
2014	4,363
2015	4,196
2016	3,005
Thereafter	85

Total minimum lease payments	$20,313

Lease loss liabilities were recorded as a result of facility consolidations related to our restructuring activities and discontinued operations. As of July 3, 2011 and June 27, 2010, the accrued lease loss liabilities were approximately $2.4 million and $5.9 million, respectively. The total of minimal rentals to be received in the future under non-cancelable subleases as of July 3, 2011 was $1.7 million.

Purchase Orders

We had $29.8 million in non-cancelable purchase commitments with our suppliers as of July 3, 2011.

Note 8—Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of July 3, 2011, we had an accrual of $50,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our consolidated balance sheet.

Michael E. McNeil, et al. vs. Jason Book, et al.

On or around May 25, 2010, Symmetricom was served with the first amended complaint in the case of Michael E. McNeil, et al. vs. Jason Book, et al. (Case No. CV165643) filed in Santa Cruz County Superior Court, California. The first amended complaint added Symmetricom and several other parties to the lawsuit, which had been originally filed in 2009 by plaintiffs against their former attorney for legal malpractice in connection with certain settlement agreements in 1999 between plaintiffs and Datum (a company acquired by Symmetricom) in which they assigned to Datum certain intellectual property rights. The complaint has since been amended for the second time and Symmetricom was served with the second amended complaint on or around January 7, 2011. The second amended complaint alleges several causes of action, including claims against Symmetricom for contract rescission, breach of contract, conversion and unjust enrichment, and seeks unspecified monetary damages along with equitable relief. Management believes that this lawsuit has no merit or basis and intends to defend this lawsuit vigorously. Management believes the final outcome of this matter will not have a material adverse effect on our financial position and results of operations.

General

We are also a party to certain other claims in the normal course of our operations. While the results of these claims cannot be predicted with any certainty, we believe that the final outcome of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Under the indemnification provisions of our standard sales contracts, we agree to defend the customer against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay for any judgments entered on such claims against the reseller/customer. The exposure to us under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. We believe the estimated fair value of these indemnification agreements is not material.

Note 9—Restructuring Charges

During 2011, we incurred approximately $8.1 million (net) in charges for: severance, manufacturing transfer consulting services, lease loss charges, and additional depreciation on leasehold improvements. These expenses included $8.7 million of severance, consulting, additional depreciation and other charges for our Puerto Rico

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility closure and $1.7 million of severance, consulting and other charges related to the plan to move the Government business unit’s engineering and manufacturing teams from our Santa Rosa facility to San Jose and other facilities. The lease loss accrual was reduced by $2.3 million due to re-occupation of a section of our San Jose facility that was previously not used and the sub-lease of a section of our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next five years.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended July 3, 2011 and June 27, 2010:

	Balance at June 27, 2010	Expense Additions	Payments	Balance at July 3, 2011
	(in thousands)
Lease loss accrual (fiscal 2004)	$198	$1	$(38)	$161
All other restructuring changes (fiscal 2004)	85	35	(70)	50
Lease loss accrual (fiscal 2009)	5,330	(2,770)	(763)	1,797
Additional depreciation charges (fiscal 2009)	—	945	(945)	—
Lease loss accrual (fiscal 2010)	304	173	(477)	—
All other restructuring changes (fiscal 2010)	2,604	7,516	(9,711)	409
Lease loss accrual (fiscal 2011)	—	435	(32)	403
All other restructuring changes (fiscal 2011)	—	1,722	(743)	979

Total	$8,521	$8,057	$(12,779)	$3,799

	Balance at June 28, 2009	Expense Additions	Payments	Balance at June 27, 2010
	(in thousands)
Lease loss accrual (fiscal 2004)	$216	$20	$(38)	$198
All other restructuring changes (fiscal 2004)	181	24	(120)	85
Lease loss accrual (fiscal 2009)	2,267	3,867	(804)	5,330
Additional depreciation charges (fiscal 2009)	—	948	(948)	—
All other restructuring changes (fiscal 2009)	2,900	4,962	(5,258)	2,604
Lease loss accrual (fiscal 2010)	—	470	(166)	304

Total	$5,564	$10,291	$(7,334)	$8,521

Over the next twelve months, we expect to incur remaining restructuring charges amounting to $1.6 million, including approximately $1.2 million in lease loss and facility related charges and approximately $0.4 million in one-time termination benefits and other restructuring related charges related to our planned closure of the Santa Rosa manufacturing and engineering facility.

Note 10—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. Employee contributions vest immediately. Employer

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matching contributions vest 25%, 25% and 50% at end of first, second and third year, respectively. Symmetricom made matching contribution payments of $0.7 million in each fiscal year for 2011, 2010, and 2009 respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contributions do not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2011, 2010 and 2009.

Note 11—Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video QoE business to Cheetah Technologies, L.P. (Cheetah). Cheetah acquired the assets related to the QoE product line and hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds were subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million expired on July 1, 2011 and we recorded a gain of $0.4 million on release of the funds in fiscal 2011. In fiscal 2010, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes. This gain reflected $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs, resulting in a $1.4 million gain on sales of discontinued operations, before income taxes. During fiscal year 2010, we also recognized a loss of $1.5 million on the operating results of QoE during this period. In addition, QoE was no longer shown as a reportable segment within continuing operations and all comparative information from prior periods was updated to reflect this change in fiscal 2010.

Selected financial information related to discontinued operations follows:

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Revenue	$—	$691	$1,085
Loss on discontinued operations	—	(1,454)	(3,184)
Gain on sale of discontinued operations	398	1,423	—

Income (loss) before income taxes	398	(31)	(3,184)
Income tax provision (benefit)	144	(11)	(1,233)

Income (loss) on discontinued operations, net of tax	$254	$(20)	$(1,951)

Note 12—Business Segment Information

Symmetricom is organized into two operating segments corresponding to our two divisions: Communications and Government. These two operating segments are our reporting segments. The Chief Operating Decision Maker (CODM), as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

In fiscal 2011, the Company changed its method of allocating revenue between its two reporting segments. Such revenue is now allocated based on the nature of the product sold versus the end customer. As a result of this change, the Company has revised the applicable segment financial information of fiscal 2010 and fiscal 2009 to be presented on a consistent basis.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does our CEO evaluate operating segments using discrete asset information. We do not allocate integration and restructuring charges, interest and other income, interest expense, or income taxes to operating segments.

The following describes our two reporting segments:

Communications

Our Communications business supplies timing technologies and services for worldwide communications infrastructure. Products include primary reference sources, synchronization distribution systems, embedded components and software, and test and measurement equipment, all of which support the timing and synchronization requirements of communications networks and equipment.

Government

Our Government business provides timing technology products for aerospace/defense, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Year ended July 3, 2011

	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$119,104	$89,042	$—	$208,146
Cost of sales	60,112	48,951	9,351	118,414

Gross profit	58,992	40,091	(9,351)	89,732
Operating expenses	36,302	24,251	22,048	82,601

Operating income (loss)	$22,690	$15,840	$(31,399)	$7,131

Year ended June 27, 2010
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$139,079	$82,237	$—	$221,316
Cost of sales	69,945	48,226	5,625	123,796

Gross profit	69,134	34,011	(5,625)	97,520
Operating expenses	37,137	21,366	26,888	85,391

Operating income (loss)	$31,997	$12,645	$(32,513)	$12,129

Year ended June 28, 2009
	Communications	Government	Corporate	Total
	(In thousands)
Net revenue	$138,534	$81,212	$—	$219,746
Cost of sales	67,320	45,338	3,866	116,524

Gross profit	71,214	35,874	(3,866)	103,222
Operating expenses	66,548	41,011	28,376	135,935

Operating income (loss)	$4,666	$(5,137)	$(32,242)	$(32,713)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Selling, general and administrative costs	$23,342	$22,222	$22,536
Restructuring charges	8,057	10,291	9,706

Corporate-related total	$31,399	$32,513	$32,242

Our export sales, based on the location of the customer, accounted for 35%, 33%, and 36%, of our net revenue in fiscal 2011, 2010, and 2009 respectively. The geographical components of revenue are as follows:

	Year ended
	July 3, 2011	June 27, 2010	June 28, 2009
United States	65%	67%	64%
International:
Asia	11%	11%	10%
Europe	17%	15%	16%
Canada	3%	2%	4%
Latin America	4%	3%	4%
Rest of the world	0%	2%	2%

With the exception of property, plant and equipment, we do not identify or allocate our long-lived assets by geographic area. No material amount of property, plant and equipment exists outside the United States.

In fiscal 2011, 2010 and 2009, no customer accounted for 10% or more of our net revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of this period, our disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting information required to be disclosed in the reports that we file or submit under the Exchange Act within the time period specified by the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2011 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 3, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of July 3, 2011 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 15, 2011.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom Inc.

San Jose, California

We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the “Company”) as of July 3, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 3, 2011 of the Company and our report dated September 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the Company’s method for recognizing revenue for multiple element arrangements.

/s/ Deloitte & Touche LLP

San Jose, California

September 15, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders to be held on October 28, 2011 (the “Proxy Statement”).

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

The information required by this item is included in “Ratification of Appointment of Independent Registered Public Accounting Firm of the Company” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

1.    Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended July 3, 2011, June 27, 2010, and June 28, 2009 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed January 9, 2002).

3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed February 9, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.1#	1999 Director Stock Option Plan, as amended through December 28, 2005, and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.2#	Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 8, 2006).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 17, 1996).

Exhibit No.	Description of Exhibits
10.7	First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed November 22, 2005).

10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 15, 2001).

10.10#	Amended and Restated Employment and Executive Severance Agreement between the Registrant and Thomas W. Steipp dated October 30, 2008 (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.12#	Employment Offer Letter between the Registrant and Justin Spencer dated September 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed October 2, 2008).

10.13#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.14#	Form of Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 5, 2010).

10.15#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.16#	Form of Restricted Stock Award Agreement under the Registrant’s 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13, 2006).

10.24#	Amended and Restated 2006 Incentive Award Plan (incorporated by reference from the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed November 6, 2008) and forms of agreements thereunder (incorporated by reference from Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-155566) filed November 21, 2008).

10.25#	Employment Offer Letter, dated as of July 17, 2009, by and between the Registrant and David G. Côté (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed on July 27, 2009).

10.26*	Manufacturing Service Agreement, dated March 12, 2010, by and between the Registrant and Sanmina-SCI Corporation (“Sanmina-SCI”); Addendum 1 to Manufacturing Service Agreement, dated September 19, 2009, by and between the Registrant and Sanmina-SCI; Addendum 2 to Manufacturing Service Agreement, dated March 22, 2010, by and between the Registrant and Sanmina-SCI, and Amendment 1 to Addendum 2 to Manufacturing Service Agreement, dated May 20, 2010, by and between the Registrant and Sanmina-SCI.

10.27#	Symmetricom, Inc. 2010 Employee Stock Purchase plan, as amended and restated as of April 29, 2011.

Exhibit No.	Description of Exhibits
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement
*	Confidential treatment has been granted with respect to certain portions of this agreement.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended July 3, 2011:
Accrued warranty expense	$2,900	$1,097	$2,396	$1,601
Allowance for doubtful accounts	$427	$102	$214	$315
Year ended June 27, 2010:
Accrued warranty expense	$3,737	$1,557	$2,394	$2,900
Allowance for doubtful accounts	$361	$178	$112	$427
Year ended June 28, 2009:
Accrued warranty expense	$3,801	$2,854	$2,918	$3,737
Allowance for doubtful accounts	$731	$(328)	$42	$361

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 15, 2011	By:	/s/ DAVID G. CÔTÉ
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

Signatures	Title	Date

/s/ DAVID G. CÔTÉ David G. Côté	Chief Executive Officer (Principal Executive Officer) and Director	September 15, 2011

/s/ JUSTIN R. SPENCER Justin R. Spencer	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 15, 2011

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Chairman of the Board	September 15, 2011

/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 15, 2011

/s/ JAMES CHIDDIX James Chiddix	Director	September 15, 2011

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 15, 2011

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 15, 2011

/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 15, 2011

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 15, 2011

/s/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 15, 2011