Form 10-Q
period 2011-10-02
SYMMETRICOM INC
filed 2011-11-10
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 30, 2011
Common Stock	42,729,345

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 2, 2011	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,593	$20,318
Short-term investments	29,425	43,340
Accounts receivable, net of allowance for doubtful accounts of $319 and $315	35,078	40,511
Inventories	64,612	62,622
Prepaids and other current assets	15,834	14,004

Total current assets	172,542	180,795
Property, plant and equipment, net	22,935	23,255
Intangible assets, net	2,192	2,429
Deferred taxes and other assets	27,938	29,361

Total assets	$225,607	$235,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,672	$16,113
Accrued compensation	11,844	13,743
Accrued warranty	1,477	1,601
Other accrued liabilities	11,896	14,683

Total current liabilities	33,889	46,140
Long-term obligations	4,938	5,212
Deferred income taxes	334	334

Total liabilities	39,161	51,686

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 50,747 shares issued and 42,739 outstanding at October 2, 2011; 50,579 shares issued and 42,960 outstanding at July 3, 2011	200,827	201,002
Accumulated other comprehensive loss	(311)	(29)
Accumulated deficit	(14,070)	(16,819)

Total stockholders’ equity	186,446	184,154

Total liabilities and stockholders’ equity	$225,607	$235,840

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Net revenue	$56,378	$54,379
Cost of sales:
Cost of products and services	29,830	26,606
Amortization of purchased technology	186	287
Restructuring charges	417	3,747

Total cost of sales	30,433	30,640

Gross profit	25,945	23,739
Operating expenses:
Research and development	6,898	6,606
Selling, general and administrative	14,810	12,799
Amortization of intangible assets	52	62
Restructuring charges	96	(881)

Total operating expenses	21,856	18,586

Operating income	4,089	5,153
Interest income, net of amortization (accretion) of premium (discount) on investments	66	(108)
Interest expense	—	(55)

Income from continuing operations before taxes	4,155	4,990
Income tax provision	1,406	1,896

Income from continuing operations	$2,749	$3,094
Income from discontinued operations, net of tax	—	127

Net income	$2,749	$3,221

Earnings per share—basic:
Income from continuing operations	$0.06	$0.07
Income from discontinued operations	—	—

Net income	$0.06	$0.07

Weighted average shares outstanding—basic	42,687	43,430

Earnings per share—diluted:
Income from continuing operations	$0.06	$0.07
Income from discontinued operations	—	—

Net income	$0.06	$0.07

Weighted average shares outstanding—diluted	43,294	43,772

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Cash flows from operating activities:
Net income	$2,749	$3,221
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,455	1,919
Deferred income taxes	1,231	1,786
Loss on disposal of fixed assets	73	5
Stock-based compensation	1,163	338
Allowance for doubtful accounts	6	21
Provision for excess and obsolete inventory	1,238	333
Changes in assets and liabilities:
Accounts receivable	5,427	(1,371)
Inventories	(3,228)	(6,050)
Prepaids and other assets	(1,817)	219
Accounts payable	(7,444)	3,107
Accrued compensation	(1,899)	(2,118)
Other accrued liabilities	(3,073)	(493)

Net cash (used in) provided by operating activities	(4,119)	917

Cash flows from investing activities:
Purchases of short-term investments	(998)	(12,533)
Maturities/Sale of short-term investments	14,646	15,013
Purchases of property, plant and equipment	(968)	(1,397)
Remaining cash proceeds from sale of discontinued operations	210	—

Net cash provided by investing activities	12,890	1,083

Cash flows from financing activities:
Proceeds from issuance of common stock	774	236
Repurchase of common stock	(2,023)	(2,321)

Net cash used in financing activities	(1,249)	(2,085)

Effect of exchange rate changes on cash	(247)	263

Net increase in cash and cash equivalents	7,275	178
Cash and cash equivalents at beginning of period	20,318	21,794

Cash and cash equivalents at end of period	$27,593	$21,972

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$(35)	$106
Property, plant and equipment purchases included in accounts payable	80	21
Cash payments for:
Income taxes	175	53

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The results of operations for the three months ended October 2, 2011 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 1, 2012.

The condensed consolidated balance sheet as of July 3, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Note 2. Financial Instruments

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value is observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of October 2, 2011 and July 3, 2011:

	Fair Value as of October 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$17,907	$17,907	$—

Short-term investments:
Corporate debt securities	17,663	—	17,663
Government sponsored enterprise debt securities	8,455	—	8,455
Mutual funds	3,307	3,307	—

Total short-term investments	29,425	3,307	26,118

Total financial assets	$47,332	$21,214	$26,118

	Fair Value as of July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,630	$12,630	$—

Short-term investments:
Corporate debt securities	23,430	—	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	3,454	—

Total short-term investments	43,340	3,454	39,886

Total financial assets	$55,970	$16,084	$39,886

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
October 2, 2011	(In thousands)
Money market funds	$17,907	$—	$17,907
Corporate debt securities	17,717	(54)	17,663
Government sponsored enterprise debt securities	8,451	4	8,455
Mutual funds	3,307	—	3,307

Total financial assets	$47,382	$(50)	$47,332

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
July 3, 2011	(In thousands)
Money market funds	$12,630	$—	$12,630
Corporate debt securities	23,424	6	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	—	3,454

Total financial assets	$55,964	$6	$55,970

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments:

	Amortized Cost	Fair Value
	(In thousands)
Less than 1 year	$10,648	$10,612
Due in 1 to 3 years	15,520	15,506

Total	$26,168	$26,118

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Inventories

Components of inventories were as follows:

	October 2, 2011	July 3, 2011
	(In thousands)
Raw materials	$28,442	$27,206
Work-in-process	9,190	9,520
Finished goods	26,980	25,896

Inventories	$64,612	$62,622

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(23,411)	$946
Customer lists and trademarks	7,025	(5,779)	1,246

Total as of October 2, 2011	$31,382	$(29,190)	$2,192

Purchased technology	$24,357	$(23,226)	$1,131
Customer lists and trademarks	7,025	(5,727)	1,298

Total as of July 3, 2011	$31,382	$(28,953)	$2,429

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2012 (Remaining 9 months)	$489
2013	502
2014	502
2015	232
2016	159
Thereafter	308

Total amortization	$2,192

Intangible asset amortization expense for the first three months of fiscal 2012 and 2011 was $0.2 million and $0.3 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands)
Beginning balance	$1,601	$2,900
Provision for warranty	505	54
Accruals related to change in estimate	92	185
Less: Actual warranty costs	(721)	(800)

Ending balance	$1,477	$2,339

Note 6. Long-term Obligations

Long-term obligations consist of:

	October 2, 2011	July 3, 2011
	(In thousands)
Long-term obligations:
Deferred revenue	$2,003	$2,131
Lease loss accrual, net	1,666	1,793
Rent accrual	1,077	1,088
Post-retirement benefits	192	200

Total	$4,938	$5,212

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the three months ended October 2, 2011 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 3, 2011	4,463	6,534	$5.78	228	$6.39
Granted—options	(387)	387	5.07	—	—
Exercised	—	(31)	4.32	—	—
Vested	—	—	—	(32)	5.25
Cancelled and Expired	192	(192)	6.69	—	—

Balances at October 2, 2011	4,268	6,698	$5.72	196	$6.58

Stock options outstanding, vested and expected to vest, and exercisable as of October 2, 2011 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	6,698	4.47	$5.72	$207
Vested and expected to vest	6,380	4.39	$5.73	$207
Exercisable	3,158	2.92	$5.77	$195

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of October 2, 2011, based on our common stock closing price of $4.34 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of fiscal 2012 was approximately $41,000.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the first quarter of fiscal 2012 and 2011, the weighted-average estimated fair value of options granted was $2.43 and $2.53 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three months ended October 2, 2011 and September 26, 2010 as follows:

	Three months ended
	October 2, 2011	September 26, 2010
Expected life (in years)	5.1	5.2
Risk-free interest rate	0.7%	1.1%
Volatility	55.7%	57.1%

We recorded stock-based compensation expense of $1.2 million and $0.3 million in the first quarter of fiscal 2012 and 2011, respectively. We calculated these stock-based compensation expenses using an estimated annual forfeiture rate of 7.5% for the first quarter of fiscal 2012 and 8% for the first quarter of fiscal 2011. At October 2, 2011, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans that was recognized, was approximately $4.9 million, net of estimated forfeitures of $1.1 million. This cost will be amortized on an accelerated method over a period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands)
Cost of sales	$119	$23
Research and development	289	138
Selling, general and administrative	755	291

Stock compensation expense from continuing operations	1,163	452
Stock compensation expense from discontinued operations	—	(114)

Total	$1,163	$338

The above table includes expense of $0.1 million relating to the employee stock purchase plan (ESPP) for the first quarter of fiscal 2012. There was no ESPP in the first quarter of fiscal 2011.

Stock Repurchases

During the first quarter of fiscal 2012, we repurchased 378,939 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $2.0 million. Further, we repurchased 11,750 shares in the first quarter of fiscal 2012 for an aggregate price of approximately $61,000 to cover the cost of taxes on vested restricted stock.

As of October 2, 2011, the total remaining number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.2 million.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals included in other accrued liabilities on our condensed consolidated balance sheet, which consist of facilities and severance costs, at October 2, 2011 and July 3, 2011:

	Balance at July 3, 2011	Expense Additions	Payments and Non-cash Settlements	Balance at October 2, 2011
	(in thousands)
Lease loss accrual (fiscal 2004)	$161	$1	$(10)	$152
All other restructuring changes (fiscal 2004)	50	—	(13)	37
Lease loss accrual (fiscal 2009)	1,797	14	(103)	1,708
All other restructuring changes (fiscal 2010)	409	—	(70)	339
Lease loss accrual (fiscal 2011)	403	3	(32)	374
All other restructuring changes (fiscal 2011 and 2012)	979	495	(859)	615

Total	$3,799	$513	$(1,087)	$3,225

During the first quarter of fiscal 2012, we incurred approximately $0.5 million in severance, consulting, inventory and other charges in connection with the Company’s restructuring activities associated with the plan to shut down manufacturing operations at the Santa Rosa facility.

The lease loss accruals are subject to periodic revisions based on current market estimates. The balance of these lease loss accruals will be paid over the next five years. Over the next nine months, we expect to incur restructuring charges of $0.8 million, primarily relating to lease loss charges at the Santa Rosa facility.

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

	Three Months Ended
	October 2, 2011	September 26, 2010
	(in thousands)
Net income	$2,749	$3,221
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(247)	263
Unrealized gain (loss) on investments	(35)	106

Other comprehensive income (loss)	(282)	369

Total comprehensive income	$2,467	$3,590

Note 10. Net Income (Loss) Per Share

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the number of shares utilized in the net income per share calculations:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$2,749	$3,094
Income from discontinued operations	—	127

Net income	$2,749	$3,221

Shares (denominator):
Weighted average common shares outstanding	42,897	43,556
Weighted average common shares outstanding subject to repurchase	(210)	(126)

Weighted average shares outstanding—basic	42,687	43,430
Weighted average dilutive share equivalents from stock options	506	235
Weighted average dilutive common shares subject to repurchase	101	107

Weighted average shares outstanding—diluted	43,294	43,772

Earnings per share—basic:
Income from continuing operations	$0.06	$0.07
Income from discontinued operations	—	—

Net income	$0.06	$0.07

Earnings per share—diluted:
Income from continuing operations	$0.06	$0.07
Income from discontinued operations	—	—

Net income	$0.06	$0.07

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the net income per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands)
Stock options	3,391	4,273

Total shares of common stock excluded from diluted net income (loss) per share calculation	3,391	4,273

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Litigation and Contingencies

Litigation - The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of October 2, 2011, we had an accrual of $38,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our consolidated balance sheet.

Michael E. McNeil, et al. vs. Jason Book, et al.

On or around May 25, 2010, Symmetricom was served with the first amended complaint in the case of Michael E. McNeil, et al. vs. Jason Book, et al. (Case No. CV165643) filed in Santa Cruz County Superior Court, California. The first amended complaint added Symmetricom and several other parties to the lawsuit, which had been originally filed in 2009 by plaintiffs against their former attorney for legal malpractice in connection with certain settlement agreements in 1999 between plaintiffs and Datum (a company acquired by Symmetricom) in which they assigned to Datum certain intellectual property rights. The complaint has since been amended for the second time and Symmetricom was served with the second amended complaint on or around January 7, 2011. The second amended complaint alleges several causes of action, including claims against Symmetricom for contract rescission, breach of contract, conversion and unjust enrichment, and seeks unspecified monetary damages along with equitable relief. Management believes that this lawsuit has no merit or basis and intends to defend this lawsuit vigorously and as a result, no accrual has been made in relation to this litigation. Management believes the final outcome of this matter will not have a material adverse effect on our financial position and results of operations.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Business Segment Information

Symmetricom is organized into two operating segments corresponding to our two divisions: Communications and Government and Enterprise. These two operating segments are our reporting segments. The Chief Operating Decision Maker (CODM), as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does our CEO evaluate operating segments using discrete asset information. We do not allocate restructuring charges, interest and other income, interest expense, or income taxes to operating segments.

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

Government and Enterprise

Our Government and Enterprise business provides time technology products for aerospace/defense, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments. Through fiscal 2011, we named this business as Government; however, in the first quarter of fiscal 2012, we changed the name to Government and Enterprise to more accurately reflect the business’ customers and initiatives.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended October 2, 2011
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$33,570	$22,808	$—	$56,378
Cost of sales	16,279	13,737	417	30,433

Gross profit	17,291	9,071	(417)	25,945
Operating expenses	9,730	6,269	5,857	21,856

Operating income (loss)	$7,561	$2,802	$(6,274)	$4,089

Three months ended September 26, 2010
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$33,149	$21,230	$—	$54,379
Cost of sales	15,495	11,398	3,747	30,640

Gross profit	17,654	9,832	(3,747)	23,739
Operating expenses	8,416	5,967	4,203	18,586

Operating income (loss)	$9,238	$3,865	$(7,950)	$5,153

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended
	October 2, 2011	September 26, 2010
	(In thousands)
Selling, general and adminstrative costs	$5,761	$5,084
Restructuring charges	513	2,866

Corporate-related total	$6,274	$7,950

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, the reliance on our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Part II, Item 1A, “Risk Factors.”

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances or on which any such statement is based.

All references to “Symmetricom,” “we,” “us,” and “our” mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company. Dollar amounts in the tables in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands.

Overview

Symmetricom is a leading source worldwide of highly precise timekeeping technologies, instruments and solutions. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended October 2, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Current macro-economic factors are dynamic and uncertain and are likely to remain so for the remainder of fiscal year 2012. If economic conditions remain uncertain or worsen (for example, due to the ongoing financial crisis in Europe or a slowdown in the economic growth rate in China), or if there are reductions in government and/or defense spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three months ended October 2, 2011 and September 26, 2010:

	Three Months Ended
	October 2, 2011	September 26, 2010
Net revenue

Communications	59.5%	61.0%
Government and Enterprise	40.5%	39.0%

Total net revenue	100.0%	100.0%

Cost of products and services	52.9%	48.9%
Amortization of purchased technology	0.3%	0.5%
Restructuring charges	0.7%	6.9%

Gross profit	46.0%	43.7%
Operating expenses:
Research and development	12.2%	12.1%
Selling, general and administrative	26.3%	23.6%
Amortization of intangible assets	0.1%	0.1%
Restructuring charges	0.2%	(1.6)%

Operating income	7.3%	9.5%
Interest income, net of amortization (accretion) of premium (discount) on investments	0.1%	(0.2)%
Interest expense	—%	(0.1)%

Income from continuing operations before taxes	7.3%	9.2%
Income tax provision	2.4%	3.5%

Income from continuing operations	4.9%	5.7%
Income from discontinued operations, net of tax	—%	0.2%

Net income	4.9%	5.9%

Net Revenue:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Net Revenue :
Communications	$33,570	$33,149	$421	1.3%
Government and Enterprise	22,808	21,230	1,578	7.4

Total Net Revenue	$56,378	$54,379	$1,999	3.7
Percentage of Revenue	100%	100%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2012, net revenue increased $2.0 million, or 3.7%, compared to the corresponding quarter of fiscal 2011. The increase in Communications revenue is due to an increase in sale of our DOCSIS Timing Interface (DTI) products which was partially offset by decreases in our traditional sync and embedded timing systems. Government and Enterprise segment revenue increased $1.6 million, or 7.4% compared to the same quarter for the prior year, due primarily to an increase in Space, Defense and Avionics (SDA) program business.

Gross Profit:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Gross Profit :
Communications	$17,291	$17,654	$(363)	(2.1)%
Government and Enterprise	9,071	9,832	(761)	(7.7)
Corporate related	(417)	(3,747)	3,330	(88.9)

Total Gross Profit	$25,945	$23,739	$2,206	9.3
Percentage of Revenue	46.0%	43.7%

Gross profit in the first quarter of fiscal 2012 increased by $2.2 million, or 9.3%, compared to the corresponding quarter of fiscal 2011. Gross profit as a percentage of revenue in the first quarter of fiscal 2012 increased to 46.0% as compared to 43.7% in the corresponding quarter of fiscal 2011 due primarily to a decrease in corporate-related restructuring charges. In the first quarter of fiscal 2011, we incurred $3.7 million in restructuring charges due to severance, product transfer costs and additional depreciation costs related to restructuring activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

Gross profit for our Communications segment decreased by 2.1% in the first quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 whereas the revenue in this segment increased by 1.3% compared to the same period due to higher manufacturing costs that were partially offset by a favorable sales mix of higher margin products, (mainly DOCSIS Timing Interface (DTI) products). Gross profit for our Government and Enterprise segment decreased by 7.7%, in the first quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 whereas revenue increased 7.4% compared to the same period, due to higher manufacturing costs.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Research and development expense	$6,898	$6,606	$292	4.4%
Percentage of Revenue	12.2%	12.1%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses increased in the first quarter of fiscal 2012 compared to the same quarter of fiscal 2011 due to higher facilities and IT costs, and higher employee compensation, partially offset by lower engineering project expenses. We expect that research and development expenses in the second quarter of fiscal 2012 will be consistent with the first quarter of fiscal 2012.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Selling, general and administrative	$14,810	$12,799	$2,011	15.7%
Percentage of Revenue	26.3%	23.6%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased in the first quarter of fiscal 2012 compared to the same quarter of fiscal 2011 due to higher spending on employee compensation costs, travel expenses and facilities expenses. This increase was partially offset by a decrease in IT costs. We expect that selling, general and administrative expenses in the second quarter of fiscal 2012 will be consistent with the first quarter of fiscal 2012.

Amortization of intangibles:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Amortization of intangible assets	$52	$62	$(10)	(16.1)%
Percentage of Revenue	0.1%	0.1%

Amortization of intangibles decreased in the first quarter of fiscal 2012 compared to the corresponding period of fiscal 2011 due to certain assets being fully amortized before or during the first quarter of fiscal 2012.

Restructuring charges:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Restructuring charges	$96	$(881)	$977	(110.9)%
Percentage of Revenue	0.2%	(1.6)%

Restructuring charges in the first quarter of fiscal 2012 consisted of severance, consulting and outside services. In the first quarter of fiscal 2011, restructuring charges consisted of a partial reduction in the lease loss accrual associated with the sublease of a portion of the Santa Rosa facility.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Interest income, net of amortization (accretion) of premium (discount) on investments	$66	$(108)	$174	(161.1)%
Percentage of Revenue	0.1%	(0.2)%

Interest income (loss), net of amortization (accretion) of premium (discount) on investments increased $0.2 million in the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due to a decrease in amortization of premium on short-term investments.

Income tax provision:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Income tax provision	$1,406	$1,896	$(490)	(25.8)%
Percentage of Revenue	2.4%	3.5%

Our income tax provision was $1.4 million in the first quarter of fiscal 2012, compared to $1.9 million in the corresponding quarter of fiscal 2011. Our effective tax rate in the first quarter of fiscal 2012 was 33.8%, compared to an effective tax rate of 38.0% in the corresponding period of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 benefited from federal research and development credits and the utilization of a capital loss.

Income (loss) from discontinued operations, net of tax:

	Three Months Ended		$ Change	% Change
	October 2, 2011	September 26, 2010
Income from discontinued operations, net of tax	$—	$127	$(127)	(100.0)%
Percentage of Revenue	—%	0.2%

Discontinued operations relate to our Quality of Experience business (QOE) which we sold in the third quarter of fiscal 2010. In the first quarter of fiscal 2011, we recorded income from discontinued operations of $0.1 million, net of income taxes, due primarily to the finalization of compensation costs of former employees. There was no income or expense in first quarter of fiscal 2012.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the first quarter of fiscal 2012 with the end of fiscal 2011 is below:

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

Our backlog amounted to $62.9 million as of October 2, 2011, compared to $60.3 million as of July 3, 2011. Our backlog, which is shippable within the next six months, was $34.8 million as of October 2, 2011, compared to $38.6 million as of July 3, 2011.

Contract Revenue:

As of October 2, 2011, we had approximately $19.3 million in contract revenue to be performed and recognized within the next 36 months, whereas as of July 3, 2011, we had approximately $16.1 million in contract revenue that was to be performed and recognized within 36 months following July 3, 2011. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	October 2, 2011	July 3, 2011	Change
Cash and cash equivalents	$27,593	$20,318	$7,275
Short-term investments	29,425	43,340	(13,915)

Total	$57,018	$63,658	$(6,640)

As of October 2, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $57.0 million and accounts receivable of $35.1 million.

As of October 2, 2011, working capital was $138.6 million compared to $134.7 million as of July 3, 2011. Cash, cash equivalents and short-term investments as of October 2, 2011 decreased to $57.0 million from $63.7 million as of July 3, 2011.

Our days sales outstanding in accounts receivable was 57 days as of October 2, 2011, compared to 65 days as of July 3, 2011.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash used in operating activities in the first quarter of fiscal 2012 was $4.1 million reflecting a significant reduction in payables associated with a higher level of inventory receipts at the end of fiscal 2011. The net cash used in operating activities was driven by net changes in operating assets and liabilities which used $12.0 million, partially offset by the net income of $2.7 million and non-cash charges of $5.2 million.

Changes in operating assets and liabilities consisted primarily of a $7.4 million decrease in accounts payable, a $3.2 million increase in inventories, a $3.1 million decrease in other accrued liabilities, a $1.9 million decrease in accrued compensation, and a $1.8 million increase in prepaids and other assets, partially offset by a decrease in accounts receivable of $5.4 million. The non-cash charges consisted of $1.5 million in depreciation and amortization expenses, $1.2 million deferred tax charges, $1.2 million of stock-based compensation expense and $1.2 million of provision for excess and obsolete inventories.

Cash flows from investing activities

Net cash provided by investing activities was $12.9 million in the first quarter of fiscal 2012, which represented sales/maturities of short-term investments of $14.7 million and $0.2 million from income on release of funds that were held in escrow to satisfy indemnification obligations to the buyer of our QOE business, partially offset by the purchase of short-term investments and property, plant and equipment of $1.0 million and $1.0 million, respectively.

Cash flows from financing activities

Net cash used for financing activities was $1.2 million in the first quarter of fiscal 2012, which represented the repurchase of common stock of $2.0 million, partially offset by cash generated from the issuance of common stock under our ESPP and exercise of common stock options of $0.8 million.

Contingencies

See Item 1 of Part I, Financial Statements — Note 11 — Litigation and Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1—Basis of Presentation and Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom, Inc. see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended July 3, 2011. Our exposure to market risk has not changed materially since July 3, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2011 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements — Note 11 — Litigation and Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended July 3, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended October 2, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 3, 2011 through July 31, 2011	—	$—	—	1,600,307
August 1, 2011 through August 28, 2011	233,507	5.21	221,757	1,378,550
August 29, 2011 through October 2, 2011	157,182	5.10	157,182	1,221,368

Total	390,689	$5.17	378,939

During the first quarter of fiscal 2012, we repurchased 378,939 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $2.0 million. Further, we repurchased 11,750 shares in the first quarter of fiscal 2012 for an aggregate price of approximately $61,000 to cover the cost of employee income taxes on vested restricted stock.

As of October 2, 2011, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.2 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: November 10, 2011	By:	/S/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

Date: November 10, 2011	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)