Form 10-Q
period 2012-01-01
SYMMETRICOM INC
filed 2012-02-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 29, 2012
Common Stock	42,067,830

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	January 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents.	$22,794	$20,318
Short-term investments	35,352	43,340
Accounts receivable, net of allowance for doubtful accounts of $287 and $315	36,539	40,511
Inventories	62,469	62,622
Prepaids and other current assets	17,861	14,004

Total current assets	175,015	180,795
Property, plant and equipment, net	22,715	23,255
Intangible assets, net	1,954	2,429
Deferred taxes and other assets	27,418	29,361

Total assets	$227,102	$235,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,568	$16,113
Accrued compensation	12,932	13,743
Accrued warranty	1,835	1,601
Other accrued liabilities	11,120	14,683

Total current liabilities	34,455	46,140
Long-term obligations	5,588	5,212
Deferred income taxes	334	334

Total liabilities	40,377	51,686

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 50,913 shares issued and 42,112 outstanding at January 1, 2012; 50,579 shares issued and 42,960 outstanding at July 3, 2011	198,646	201,002
Accumulated other comprehensive loss	(296)	(29)
Accumulated deficit	(11,625)	(16,819)

Total stockholders’ equity	186,725	184,154

Total liabilities and stockholders’ equity	$227,102	$235,840

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenue	$58,294	$41,844	$114,672	$96,223
Cost of sales:
Cost of products and services	32,225	23,222	62,055	49,828
Amortization of purchased technology	185	267	371	554
Restructuring charges	674	3,910	1,091	7,657

Total cost of sales	33,084	27,399	63,517	58,039

Gross profit	25,210	14,445	51,155	38,184
Operating expenses:
Research and development	6,548	6,738	13,446	13,344
Selling, general and administrative	14,864	13,596	29,674	26,395
Amortization of intangible assets	52	61	104	123
Restructuring charges	103	38	199	(843)

Total operating expenses	21,567	20,433	43,423	39,019

Operating income (loss)	3,643	(5,988)	7,732	(835)
Interest income, net of amortization (accretion) of premium (discount) on investments	(296)	331	(230)	223
Interest expense	—	—	—	(55)

Income (loss) from continuing operations before taxes	3,347	(5,657)	7,502	(667)
Income tax provision (benefit)	902	(2,181)	2,308	(285)

Income (loss) from continuing operations	$2,445	$(3,476)	$5,194	$(382)
Income (loss) from discontinued operations, net of tax	—	(49)	—	78

Net income (loss)	$2,445	$(3,525)	$5,194	$(304)

Earnings per share—basic:
Income (loss) from continuing operations	$0.06	$(0.08)	$0.12	$(0.01)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.06	$(0.08)	$0.12	$(0.01)

Weighted average shares outstanding—basic	42,292	43,272	42,490	43,351

Earnings per share—diluted:
Income (loss) from continuing operations	$0.06	$(0.08)	$0.12	$(0.01)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.06	$(0.08)	$0.12	$(0.01)

Weighted average shares outstanding—diluted	42,762	43,272	42,989	43,351

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 1, 2012	December 26, 2010
Cash flows from operating activities:
Net income (loss)	$5,194	$(304)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,854	3,879
Deferred income taxes	2,048	(723)
Loss on disposal of fixed assets	139	5
Stock-based compensation	2,843	1,456
Allowance for doubtful accounts	10	31
Provision for excess and obsolete inventory	2,012	333
Changes in assets and liabilities:
Accounts receivable	3,962	14,517
Inventories	(1,859)	(4,769)
Prepaids and other assets	(3,260)	(122)
Accounts payable	(7,601)	341
Accrued compensation	(811)	(4,882)
Other accrued liabilities	(3,229)	(863)

Net cash provided by operating activities	2,302	8,899

Cash flows from investing activities:
Purchases of short-term investments	(15,576)	(23,384)
Maturities/sale of short-term investments	22,728	23,819
Purchases of property, plant and equipment	(1,922)	(2,673)
Remaining cash proceeds from sale of discontinued operations	210	—

Net cash provided by (used in) investing activities	5,440	(2,238)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,072	1,343
Repurchase of common stock	(6,102)	(4,163)

Net cash used in financing activities	(5,030)	(2,820)

Effect of exchange rate changes on cash	(236)	87

Net increase in cash and cash equivalents	2,476	3,928
Cash and cash equivalents at beginning of period	20,318	21,794

Cash and cash equivalents at end of period	$22,794	$25,722

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$(31)	$53
Property, plant and equipment purchases included in accounts payable	133	160
Cash payments for:
Income taxes	264	160

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The results of operations for the three and six months ended January 1, 2012 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 1, 2012.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of January 1, 2012 and July 3, 2011:

	Fair Value as of January 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,385	$12,385	$—

Short-term investments:
Corporate debt securities	19,529	—	19,529
Government sponsored enterprise debt securities	12,934	—	12,934
Mutual funds	2,889	2,889	—

Total short-term investments	35,352	2,889	32,463

Total financial assets	$47,737	$15,274	$32,463

	Fair Value as of July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Money market funds	$12,630	$12,630	$—

Short-term investments:
Corporate debt securities	23,430	—	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	3,454	—

Total short-term investments	43,340	3,454	39,886

Total financial assets	$55,970	$16,084	$39,886

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

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
January 1, 2012	(In thousands)
Money market funds	$12,385	$—	$12,385
Corporate debt securities	19,570	(41)	19,529
Government sponsored enterprise debt securities	12,936	(2)	12,934
Mutual funds	2,889	—	2,889

Total financial assets	$47,780	$(43)	$47,737

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
July 3, 2011	(In thousands)
Money market funds	$12,630	$—	$12,630
Corporate debt securities	23,424	6	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	—	3,454

Total financial assets	$55,964	$6	$55,970

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments as of January 1, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Less than 1 year	$12,778	$12,753
Due in 1 to 3 years	19,728	19,710

Total	$32,506	$32,463

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Inventories

Components of inventories were as follows:

	January 1, 2012	July 3, 2011
	(In thousands)
Raw materials	$29,028	$27,206
Work-in-process	8,593	9,520
Finished goods	24,848	25,896

Inventories	$62,469	$62,622

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$24,357	$(23,597)	$760
Customer lists and trademarks	7,025	(5,831)	1,194

Total as of January 1, 2012	$31,382	$(29,428)	$1,954

Purchased technology	$24,357	$(23,226)	$1,131
Customer lists and trademarks	7,025	(5,727)	1,298

Total as of July 3, 2011	$31,382	$(28,953)	$2,429

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)
2012 (Remaining 6 months)	$252
2013	502
2014	502
2015	232
2016	159
Thereafter	307

Total amortization	$1,954

Intangible asset amortization expense for the second quarter of fiscal 2012 and 2011 was $0.2 million and $0.3 million, respectively. Intangible asset amortization expense for the first six months of fiscal 2012 and 2011 was $0.5 million and $0.7 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)		(In thousands)
Beginning balance	$1,477	$2,339	$1,601	$2,900
Provision for warranty	725	(52)	1,230	2
Accruals related to change in estimate	251	237	343	422
Less: Actual warranty costs	(618)	(522)	(1,339)	(1,322)

Ending balance	$1,835	$2,002	$1,835	$2,002

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Long-term Obligations

Long-term obligations consist of:

	January 1, 2012	July 3, 2011
	(In thousands)
Long-term obligations:
Deferred revenue	$2,218	$2,131
Lease loss accrual, net	2,060	1,793
Rent accrual	1,124	1,088
Post-retirement benefits	186	200

Total	$5,588	$5,212

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the six months ended January 1, 2012 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 3, 2011	4,463	6,534	$5.78	228	$6.39
Granted - options	(1,808)	1,808	5.08	—	—
Granted -restricted shares	(200)	—	—	100	5.13
Exercised	—	(96)	4.47	—	—
Vested	—	—	—	(67)	5.76
Cancelled and Expired	320	(320)	6.67	—	—

Balances at January 1, 2012	2,775	7,926	$5.60	261	$6.07

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock options outstanding, vested and expected to vest, and exercisable as of January 1, 2012 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	7,926	4.70	$5.60	$2,603
Vested and expected to vest	7,489	4.59	$5.62	$2,497
Exercisable	3,624	3.21	$5.79	$1,540

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of January 1, 2012, based on our common stock closing price of $5.39 on December 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the second quarter of fiscal 2012 and 2011 was approximately $54,000 and $335,000, respectively.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the second quarter of fiscal 2012 and 2011, the weighted-average estimated fair value of options granted was $2.43 and $3.10 per share, respectively. For the six months ended January 1, 2012 and December 26, 2010, the weighted-average estimated fair value of options granted was $2.43 and $3.08 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and six months ended January 1, 2012 and December 26, 2010 as follows:

	Three months ended		Six months ended
	January 1,	December 26,	January 1,	December 26,
	2012	2010	2012	2010
Expected life (in years)	4.9	5.1	5.0	5.1
Risk-free interest rate	0.6%	1.1%	0.7%	1.1%
Volatility	56.8%	56.7%	56.2%	56.9%

We calculated the stock-based compensation expense in the second quarter of fiscal 2012 and 2011, using an estimated annual forfeiture rate of 7.2% and 8.0%, respectively. At January 1, 2012, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $6.8 million, net of estimated forfeitures of $1.5 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)		(In thousands)
Cost of sales	$215	$230	$334	$253
Research and development	295	184	584	322
Selling, general and administrative	1,170	704	1,925	995

Stock compensation expense from continuing operations	1,680	1,118	2,843	1,570
Stock compensation expense from discontinued operations	—	—	—	(114)

Total	$1,680	$1,118	$2,843	$1,456

The above table includes expense of $0.2 million and $0.3 million, relating to the employee stock purchase plan (ESPP) for the second quarter and first six months of fiscal 2012, respectively. There was no ESPP in the second quarter and first six months of fiscal 2011.

Performance Awards

In the second quarter of fiscal 2012, the Company communicated its intention to grant 110,000 shares of performance based restricted stock to its executive management employees subject to the achievement of certain financial performance targets. The number of stock awards that will ultimately vest depends on actual business performance measured for fiscal 2012 against certain targets for revenue and profitability for the Company’s business as well as continued employment with the Company.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Repurchases

During the second quarter of fiscal 2012, we repurchased 779,245 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.0 million. Further, we repurchased 12,841 shares in the second quarter of fiscal 2012 for an aggregate price of approximately $66,000 to cover the cost of employee income taxes on vested restricted stock.

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of January 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 4.5 million.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities and severance costs, at January 1, 2012 and July 3, 2011:

	Balance at July 3, 2011	Expense Additions	Payments and Non-cash Settlements	Balance at January 1, 2012
	(in thousands)
Lease loss accrual (fiscal 2004)	$161	$2	$(19)	$144
All other restructuring changes (fiscal 2004)	50	36	(36)	50
Lease loss accrual (fiscal 2009)	1,797	26	(206)	1,617
All other restructuring changes (fiscal 2010)	409	83	(228)	264
Lease loss accrual (fiscal 2011 and 2012)	403	830	(64)	1,169
All other restructuring changes (fiscal 2011 and 2012)	979	313	(1,267)	25

Total	$3,799	$1,290	$(1,820)	$3,269

During the first six months of fiscal 2012, we incurred approximately $1.3 million in lease loss charges, severance, consulting, and other charges in connection with the Company’s restructuring activities associated with the shutdown of certain activities at our Santa Rosa facility.

The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of January 1, 2012 will be paid over the next five years.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)		(in thousands)
Net income (loss)	$2,445	$(3,525)	$5,194	$(304)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	11	(176)	(236)	87
Unrealized gain (loss) on investments	4	(53)	(31)	53

Other comprehensive income (loss)	15	(229)	(267)	140

Total comprehensive income (loss)	$2,460	$(3,754)	$4,927	$(164)

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$2,445	$(3,476)	$5,194	$(382)
Income (loss) from discontinued operations	—	(49)	—	78

Net income (loss)	$2,445	$(3,525)	$5,194	$(304)

Shares (denominator):
Weighted average common shares outstanding	42,530	43,405	42,715	43,480
Weighted average common shares outstanding subject to repurchase	(238)	(133)	(225)	(129)

Weighted average shares outstanding—basic	42,292	43,272	42,490	43,351
Weighted average dilutive share equivalents from stock options	355	—	392	—
Weighted average dilutive common shares subject to repurchase	115	—	107	—

Weighted average shares outstanding— diluted	42,762	43,272	42,989	43,351

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.06	$(0.08)	$0.12	$(0.01)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.06	$(0.08)	$0.12	$(0.01)

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.06	$(0.08)	$0.12	$(0.01)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.06	$(0.08)	$0.12	$(0.01)

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)		(In thousands)
Stock options	5,531	6,456	4,785	6,182
Common shares subject to repurchase	—	133	—	129

Total shares of common stock excluded from diluted net income (loss) per share calculation	5,531	6,589	4,785	6,311

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of January 1, 2012, we had an accrual of $50,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

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

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended January 1, 2012	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$33,307	$24,987	$—	$58,294
Cost of sales	16,856	15,554	674	33,084

Gross profit	16,451	9,433	(674)	25,210
Operating expenses	9,518	6,746	5,303	21,567

Operating income (loss)	$6,933	$2,687	$(5,977)	$3,643

Three months ended December 26, 2010	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$20,369	$21,475	$—	$41,844
Cost of sales	11,752	11,737	3,910	27,399

Gross profit	8,617	9,738	(3,910)	14,445
Operating expenses	8,767	5,803	5,863	20,433

Operating income (loss)	$(150)	$3,935	$(9,773)	$(5,988)

Six months ended January 1, 2012	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$66,877	$47,795	$—	$114,672
Cost of sales	33,135	29,291	1,091	63,517

Gross profit	33,742	18,504	(1,091)	51,155
Operating expenses	19,248	13,015	11,160	43,423

Operating income (loss)	$14,494	$5,489	$(12,251)	$7,732

Six months ended December 26, 2010	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$53,518	$42,705	$—	$96,223
Cost of sales	27,247	23,135	7,657	58,039

Gross profit	26,271	19,570	(7,657)	38,184
Operating expenses	17,183	11,770	10,066	39,019

Operating income (loss)	$9,088	$7,800	$(17,723)	$(835)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)		(In thousands)
Selling, general and adminstrative costs	$5,200	$5,825	$10,961	$10,909
Restructuring charges	777	3,948	1,290	6,814

Corporate-related total	$5,977	$9,773	$12,251	$17,723

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and six months ended January 1, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three and six months ended January 1, 2012 and December 26, 2010:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010

Net revenue
Communications	57.1%	48.7%	58.3%	55.6%
Government and Enterprise	42.9%	51.3%	41.7%	44.4%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products and services	55.3%	55.6%	54.1%	51.7%
Amortization of purchased technology	0.3%	0.6%	0.3%	0.6%
Restructuring charges	1.2%	9.3%	1.0%	8.0%

Gross profit	43.2%	34.5%	44.6%	39.7%
Operating expenses:
Research and development	11.2%	16.1%	11.7%	13.9%
Selling, general and administrative	25.5%	32.5%	25.9%	27.5%
Amortization of intangible assets	0.1%	0.1%	0.1%	0.1%
Restructuring charges	0.2%	0.1%	0.2%	(0.9)%

Operating income (loss)	6.2%	(14.3)%	6.7%	(0.9)%
Interest income, net of amortization (accretion) of premium (discount) on investments	(0.5)%	0.8%	(0.2)%	0.3%
Interest expense	—%	—%	—%	(0.1)%

Income (loss) from continuing operations before taxes	5.7%	(13.5)%	6.5%	(0.7)%
Income tax provision (benefit)	1.5%	(5.2)%	2.0%	(0.3)%

Income (loss) from continuing operations	4.2%	(8.3)%	4.5%	(0.4)%
Income (loss) from discontinued operations, net of tax	—%	(0.1)%	—%	0.1%

Net income (loss)	4.2%	(8.4)%	4.5%	(0.3)%

Net Revenue:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Net Revenue:
Communications	$33,307	$20,369	$12,938	63.5%	$66,877	$53,518	$13,359	25.0%
Government and Enterprise	24,987	21,475	3,512	16.4	47,795	42,705	5,090	11.9

Total Net Revenue	$58,294	$41,844	$16,450	39.3%	$114,672	$96,223	$18,449	19.2%
Percentage of Revenue	100.0%	100.0%			100%	100%

Second Quarter of Fiscal 2012: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2012, net revenue increased $16.5 million, or 39.3%, compared to the corresponding quarter of fiscal 2011. The increase in Communications revenue is due to the completion of our transition to an outsourced manufacturing and logistics model that adversely impacted revenue in the second quarter of fiscal 2011. Further, the increase in Communications revenue is attributable to higher shipments of traditional sync, PackeTime™ and DOCSIS Timing Interface (DTI) products. The increase in Government and Enterprise segment revenue is due to an increase in our government program business, sale of atomic clocks and Quantum™ Chip Scale Atomic Clocks (CSAC), partially offset by a decrease in sales of enterprise and instrument products.

First Six Months of Fiscal 2012: In the first six months of fiscal 2012, net revenue increased $18.4 million, or 19.2%, compared to the corresponding period of fiscal 2011. Communications revenue increased $13.4 million, or 25.0%, compared to the same period for the prior year, due to the completion of our transition to an outsourced manufacturing and logistics model that adversely impacted revenue in the second quarter of fiscal 2011. Further, in the first six months of fiscal 2012, Communication revenue increased due to higher shipments of traditional sync, DTI and PackeTime™ products and higher installation revenues, offset by lower sales of embedded solutions products. Government and Enterprise segment revenue increased $5.1 million, or 11.9% compared to the same period for the prior year, due to an increase in our government programs business, enterprise products, and sales of Quantum™ Chip Scale Atomic Clocks (CSAC).

Gross Profit:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Gross Profit:
Communications	$16,451	$8,617	$7,834	90.9%	$33,742	$26,271	$7,471	28.4%
Government and Enterprise	9,433	9,738	(305)	(3.1)	18,504	19,570	(1,066)	(5.4)
Corporate related	(674)	(3,910)	3,236	(82.8)	(1,091)	(7,657)	6,566	(85.8)

Total Gross Profit	$25,210	$14,445	$10,765	74.5%	$51,155	$38,184	$12,971	34.0%
Percentage of Revenue	43.2%	34.5%			44.6%	39.7%

Second Quarter of Fiscal 2012: Gross profit in the second quarter of fiscal 2012 increased by $10.8 million, or 74.5%, compared to the corresponding quarter of fiscal 2011. Gross profit as a percentage of revenue in the second quarter of fiscal 2012 increased to 43.2% as compared to 34.5% in the corresponding quarter of fiscal 2011 due to a decrease in corporate-related restructuring charges.

Gross profit for our Communications segment increased by 90.9% in the second quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 whereas the revenue in this segment increased by 63.5% compared to the same period in the prior year due to higher revenues and a lower sales mix of lower margin embedded products. Gross profit for our Government and Enterprise segment decreased by 3.1% in the second quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 due to a higher mix of government programs business and CSAC which carries lower gross margins. Gross profit was also impacted in the second quarter of fiscal 2012 by higher manufacturing costs due to lower-than normal production and ramp up of new products, including CSAC.

Corporate related charges decreased by $3.2 million, or 82.8%, in the second quarter of fiscal 2012 due to higher restructuring charges in the second quarter of fiscal 2011 related to activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

We expect gross margins in the third quarter of fiscal 2012 to remain similar to or slightly lower than the second quarter of fiscal 2012 as we maintain lower-than-normal production and ramp up new products, including CSAC.

First Six Months of Fiscal 2012

Gross profit in the first six months of fiscal 2012 increased by $13.0 million, or 34.0%, compared to the corresponding period of fiscal 2011. Gross profit as a percentage of revenue in the first six months of fiscal 2012 increased to 44.6% as compared to 39.7% in the corresponding period of fiscal 2011 due primarily to a decrease in corporate-related restructuring charges.

Gross profit for our Communications segment increased by 28.4% in the first six months of fiscal 2012 compared to the corresponding period of fiscal 2011 whereas the revenue in this segment increased 25.0% compared to the same period in the prior year due to higher revenues and a sales mix of higher margin products (PackeTime™ and DTI products). Gross profit for our Government and Enterprise segment decreased by 5.4% in the first six months of fiscal 2012 compared to the corresponding period of fiscal 2011 whereas revenue increased 11.9% compared to the same period in the prior year, due to higher revenues and sales mix of lower margin products (government programs business and CSAC).

Corporate related charges decreased $6.6 million, or 85.8% , in the first six months of fiscal 2012, due to higher restructuring charges in the first six months of fiscal 2011 from activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Research and development expense	$6,548	$6,738	$(190)	(2.8)%	$13,446	$13,344	$102	0.8%
Percentage of Revenue	11.2%	16.1%			11.7%	13.9%

Second Quarter of Fiscal 2012: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses in the second quarter of fiscal 2012 were comparable to the same quarter of fiscal 2011. We expect that research and development expenses in the third quarter of fiscal 2012 will increase as compared to the second quarter of fiscal 2012 as we continue to invest in new product development.

First Six Months of Fiscal 2012: Research and development expense in the first six months of fiscal 2012 were comparable to the same period of fiscal 2011.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2010	December 26, 2012			January 1, 2012	December 26, 2010
Selling, general and administrative	$14,864	$13,596	$1,268	9.3%	$29,674	$26,395	$3,279	12.4%
Percentage of Revenue	25.5%	32.5%			25.9%	27.5%

Second Quarter of Fiscal 2012: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased in the second quarter of fiscal 2012 compared to the same quarter of fiscal 2011 due to higher spending on employee compensation costs, outside consulting expenses, travel, and sales commission expenses. This increase was partially offset by lower facilities expenses. We expect that selling, general and administrative expenses in the third quarter of fiscal 2012 will be consistent with the second quarter of fiscal 2012.

First Six Months of Fiscal 2012: Selling, general and administrative expenses in the first six months of fiscal 2012 increased compared to the same period for fiscal 2011 due to higher spending on employee compensation costs, outside consulting expenses, travel expenses, and sales commission expenses. This increase was partially offset by lower facilities expenses.

Amortization of intangible assets:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Amortization of intangible assets	$52	$61	$(9)	(14.8)%	$104	$123	$(19)	(15.4)%
Percentage of Revenue	0.1%	0.1%			0.1%	0.1%

Amortization of intangibles decreased in the second quarter and first six months of fiscal 2012 compared to the corresponding period of fiscal 2011 due to certain assets being fully amortized before or during the first six months of fiscal 2012.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Restructuring charges	$103	$38	$65	171.1%	$199	$(843)	$1,042	(123.6)%
Percentage of Revenue	0.2%	0.1%			0.2%	(0.9)%

Restructuring charges in the second quarter of fiscal 2012 consisted of lease loss charges, partially offset by a reduction in accrual of severance and relocation costs that are not expected to be incurred. Restructuring charges increased in the first six months of fiscal 2012 compared to the same period of fiscal 2011 due to sub-lease in the first six months of fiscal 2011 of a space in our Santa Rosa facility that had previously been recorded as a lease loss.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Interest income, net of amortization (accretion) of premium (discount) on investments	$(296)	$331	$(627)	(189.4)%	$(230)	$223	$(453)	(203.1)%
Percentage of Revenue	(0.5)%	0.8%			(0.2)%	0.3%

Interest income, net of amortization (accretion) of premium (discount) on investments decreased $0.6 million in the second quarter of fiscal 2012 compared to the same period of prior year due to higher amortization of premium on investments and a $0.4 million decline in fair value of mutual funds in the second quarter of fiscal 2012.

Interest income, net of amortization (accretion) of premium (discount) on investments decreased $0.5 million in the first six months of fiscal 2012 compared to the same period of fiscal 2011 due to higher amortization of premium on investments in the first six months of fiscal 2012.

Income tax provision:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	January 1, 2012	December 26, 2010			January 1, 2012	December 26, 2010
Income tax provision (benefit)	$902	$(2,181)	$3,083	(141.4)%	$2,308	$(285)	$2,593	(909.8)%
Percentage of Revenue	1.5%	(5.2)%			2.0%	(0.3)%

Second Quarter of Fiscal 2012: Our income tax provision was $0.9 million in the second quarter of fiscal 2012, compared to a benefit of $2.2 million in the corresponding quarter of fiscal 2011. Our effective tax rate in the second quarter of fiscal 2012 was 27.0%, compared to an effective tax rate of 38.5% in the corresponding period of fiscal 2011. The effective tax rate for the second quarter of fiscal 2012 benefited from the reversal of a reserve on uncertain tax position due to expiration of the statute of limitation.

First Six Months of Fiscal 2012: Our income tax provision was $2.3 million in the first six months of fiscal 2012, compared to a benefit of $0.3 million in the corresponding period of fiscal 2011. Our effective tax rate in the first six months of fiscal 2012 was 30.8%, compared to an effective tax rate of 42.7% in the corresponding period of fiscal 2011. The effective tax rate for the first six months of fiscal 2012 benefited from the utilization of a capital loss and from the reversal of a reserve on uncertain tax position due to expiration of the statute of limitation. Also, in the first six months of fiscal 2011, the effective tax rate was impacted by a net loss position.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2012 with the end of fiscal 2011 is below:

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

Our backlog amounted to $59.6 million as of January 1, 2012, compared to $60.3 million as of July 3, 2011. Our backlog, which is shippable within the next six months, was $40.5 million as of January 1, 2012, compared to $38.6 million as of July 3, 2011.

Contract Revenue:

As of January 1, 2012, we had approximately $19.3 million in contract revenue to be performed and recognized within the next 36 months, whereas as of July 3, 2011, we had approximately $16.1 million in contract revenue that was to be performed and recognized within 36 months following July 3, 2011. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	January 1, 2012	July 3, 2011	Change
Cash and cash equivalents	$22,794	$20,318	$2,476
Short-term investments	35,352	43,340	(7,988)

Total	$58,146	$63,658	$(5,512)

As of January 1, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $58.1 million and accounts receivable of $36.5 million.

As of January 1, 2012, working capital was $140.6 million compared to $134.7 million as of July 3, 2011. Cash, cash equivalents and short-term investments as of January 1, 2012 decreased to $58.1 million from $63.7 million as of July 3, 2011.

Our days sales outstanding in accounts receivable was 57 days as of January 1, 2012, compared to 65 days as of July 3, 2011.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first six months of fiscal 2012 was $2.3 million. Net cash provided by operating activities consisted of net income of $5.2 million and non-cash charges of $9.9 million. The non-cash charges consisted of $2.9 million in depreciation and amortization, $2.8 million in stock-based compensation, $2.0 million in provision for excess and obsolete inventory and $2.0 million in deferred income taxes. Cash provided in the first six months of fiscal 2012 was partially offset by $12.8 million of net changes in assets and liabilities. Those net changes consisted primarily of a $7.6 million decrease in accounts payable, $3.3 million increase in prepaid and other assets, $3.2 million decrease in other accrued liabilities, $1.9 million increase in inventories, partially offset by a decrease in accounts receivable of $4.0 million.

Cash flows from investing activities

Net cash provided by investing activities was $5.4 million in the first six months of fiscal 2012, which represented sales/maturities of short-term investments of $22.7 million and $0.2 million from income on release of funds that were held in escrow to satisfy indemnification obligations to the buyer of our QoE business, partially offset by the purchase of short-term investments and property, plant and equipment of $15.6 million and $1.9 million, respectively.

Cash flows from financing activities

Net cash used for financing activities was $5.0 million in the first six months of fiscal 2012, which represented the repurchase of common stock of $6.1 million, partially offset by cash generated from the issuance of common stock under our ESPP and exercise of common stock options of $1.1 million.

Contingencies

See Item 1 of Part I, Financial Statements — Note 11 — Litigation and Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1—Basis of Presentation and Recently Issued Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended July 3, 2011. Our exposure to market risk has not changed materially since July 3, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2012 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended January 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 3, 2011 through October 30, 2011	—	$—	—	1,221,368
October 31, 2011 through November 27, 2011	331,786	5.09	318,945	4,969,300
November 28, 2011 through January 1, 2012	460,300	5.21	460,300	4,509,000

Total	792,086	$5.16	779,245

During the second quarter of fiscal 2012, we repurchased 779,245 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.0 million. Further, we repurchased 12,841 shares in the second quarter of fiscal 2012 for an aggregate price of approximately $66,000 to cover the cost of employee income taxes on vested restricted stock.

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of January 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 4.5 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: February 8, 2012	By:	/S/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

Date: February 8, 2012	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)