Form 10-Q
period 2012-04-01
SYMMETRICOM INC
filed 2012-05-10
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 29, 2012
Common Stock	41,618,098

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	April 1, 2012	July 3, 2011

ASSETS
Current assets:
Cash and cash equivalents	$25,550	$20,318
Short-term investments	35,957	43,340
Accounts receivable, net of allowance for doubtful accounts of $167 and $315	40,408	40,511
Inventories	56,786	62,622
Prepaids and other current assets	18,184	14,004

Total current assets	176,885	180,795
Property, plant and equipment, net	22,863	23,255
Intangible assets, net	3,719	2,429
Deferred taxes and other assets	26,042	29,361

Total assets	$229,509	$235,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,995	$16,113
Accrued compensation	11,909	13,743
Accrued warranty	1,898	1,601
Other accrued liabilities	11,190	14,683

Total current liabilities	34,992	46,140
Long-term obligations	5,906	5,212
Deferred income taxes	334	334

Total liabilities	41,232	51,686

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 51,355 shares issued and 41,889 outstanding at April 1, 2012; 50,579 shares issued and 42,960 outstanding at July 3, 2011	197,843	201,002
Accumulated other comprehensive loss	(145)	(29)
Accumulated deficit	(9,421)	(16,819)

Total stockholders’ equity	188,277	184,154

Total liabilities and stockholders’ equity	$229,509	$235,840

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011

Net revenue	$60,438	$51,234	$175,110	$147,457
Cost of sales:
Cost of products and services	35,638	26,778	97,693	76,606
Amortization of purchased technology	74	260	445	814
Restructuring charges	65	1,330	1,156	8,987

Total cost of sales	35,777	28,368	99,294	86,407

Gross profit	24,661	22,866	75,816	61,050
Operating expenses:
Research and development	7,129	6,717	20,575	20,061
Selling, general and administrative	14,281	13,592	43,955	39,987
Amortization of intangible assets	52	60	156	183
Restructuring charges	(76)	(1,142)	123	(1,985)

Total operating expenses	21,386	19,227	64,809	58,246

Operating income	3,275	3,639	11,007	2,804
Interest income, net of amortization (accretion) of premium (discount) on investments	225	441	(5)	664
Interest expense	—	—	—	(55)

Income from continuing operations before taxes	3,500	4,080	11,002	3,413
Income tax provision	1,296	1,095	3,604	810

Income from continuing operations	$2,204	$2,985	$7,398	$2,603
Income from discontinued operations, net of tax	—	19	—	97

Net income	$2,204	$3,004	$7,398	$2,700

Earnings per share—basic:
Income from continuing operations	$0.05	$0.07	$0.18	$0.06
Income from discontinued operations	—	—	—	—

Net income	$0.05	$0.07	$0.18	$0.06

Weighted average shares outstanding—basic	41,795	43,153	42,258	43,285

Earnings per share—diluted:
Income from continuing operations	$0.05	$0.07	$0.17	$0.06
Income from discontinued operations	—	—	—	—

Net income	$0.05	$0.07	$0.17	$0.06

Weighted average shares outstanding—diluted	42,615	43,859	42,937	43,853

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2012	March 27, 2011

Cash flows from operating activities:
Net income	$7,398	$2,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,163	5,174
Deferred income taxes	2,925	832
Loss on disposal of fixed assets	139	5
Stock-based compensation	4,581	3,004
Allowance for doubtful accounts	(102)	61
Provision for excess and obsolete inventory	2,617	1,188
Changes in assets and liabilities:
Accounts receivable	205	3,236
Inventories	3,219	(9,008)
Prepaids and other assets	(3,671)	(407)
Accounts payable	(6,226)	8,655
Accrued compensation	(1,834)	(6,124)
Other accrued liabilities	(3,040)	(1,521)

Net cash provided by operating activities	10,374	7,795

Cash flows from investing activities:
Purchases of short-term investments	(20,171)	(34,289)
Maturities of short-term investments	26,816	40,313
Purchases of property, plant and equipment	(3,152)	(3,556)
Remaining cash proceeds from sale of discontinued operations	210	—
Payment to acquire business	(1,400)	—

Net cash provided by investing activities	2,303	2,468

Cash flows from financing activities:
Proceeds from issuance of common stock	2,796	2,011
Repurchase of common stock	(10,115)	(6,013)

Net cash used for financing activities	(7,319)	(4,002)

Effect of exchange rate changes on cash	(126)	328

Net increase in cash and cash equivalents	5,232	6,589
Cash and cash equivalents at beginning of period	20,318	21,794

Cash and cash equivalents at end of period	$25,550	$28,383

Non-cash investing and financing activities:
Unrealized gain on investments, net	$10	$45
Property, plant and equipment purchases included in accounts payable	185	410
Contingent consideration for acquisition of business	540	—
Cash payments for:
Income taxes	697	190

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The results of operations for the three and nine months ended April 1, 2012 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending July 1, 2012.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements for fair value measurements. The new guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted the new guidance effective beginning third quarter of fiscal 2012, and it had no impact on our financial position, results of operations or cash flows.

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

Financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of April 1, 2012 and July 3, 2011:

	Fair Value as of April 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Money market funds	$11,977	$11,977	$—	$—

Short-term investments:
Corporate debt securities	20,052	—	20,052	—
Government sponsored enterprise debt securities	12,935	—	12,935	—
Mutual funds	2,970	2,970	—	—

Total short-term investments	35,957	2,970	32,987	—

Total financial assets	$47,934	$14,947	$32,987	$—

Liabilities:
Contingent Consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

	Fair Value as of July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Money market funds	$12,630	$12,630	$—	$—

Short-term investments:
Corporate debt securities	23,430	—	23,430	—
Government sponsored enterprise debt securities	16,456	—	16,456	—
Mutual funds	3,454	3,454	—	—

Total short-term investments	43,340	3,454	39,886	—

Total financial assets	$55,970	$16,084	$39,886	$—

Level 1 and 2 financial assets:

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
		(In thousands)
April 1, 2012
Money market funds	$11,977	$—	$11,977
Corporate debt securities	20,031	21	20,052
Government sponsored enterprise debt securities	12,934	1	12,935
Mutual funds	2,970	—	2,970

Total financial assets	$47,912	$22	$47,934

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
		(In thousands)
July 3, 2011
Money market funds	$12,630	$—	$12,630
Corporate debt securities	23,424	6	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	—	3,454

Total financial assets	$55,964	$6	$55,970

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments as of April 1, 2012:

	Amortized Cost	Fair Value

	(In thousands)
Less than 1 year	$16,361	$16,375
Due in 1 to 3 years	16,604	16,612

Total	$32,965	$32,987

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for the third quarter of 2012 (in thousands):

Contingent consideration
Balance as of Janaury 1, 2012	$—
Acquired business-March 2012 (See Note 13)	540
Unrealized gains /losses	—

Balance as of April 1, 2012	$540

Contingent consideration on acquired business was measured at fair value on a recurring basis using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities:Contingent consideration	Present value of a Probability Weighted Earnout model using an appropriate discount rate.	Estimate of future revenue associated with acquired technology. Revenue of $4.9 million over a range of 2.5 years to 3 years.

An increase in the revenue growth percentage could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the revenue growth percentage could result in a significantly lower estimated fair value of contingent consideration liability.

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 13). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the income statement.

Note 3. Inventories

Components of inventories were as follows:

	April 1, 2012	July 3, 2011
	(In thousands)
Raw materials	$25,358	$27,206
Work-in-process	9,446	9,520
Finished goods	21,982	25,896

Inventories	$56,786	$62,622

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

		(in thousands)
Purchased technology	$25,970	$(23,671)	$2,299
Customer lists and trademarks	7,303	(5,883)	1,420

Total as of April 1, 2012	$33,273	$(29,554)	$3,719

Purchased technology	$24,357	$(23,226)	$1,131
Customer lists and trademarks	7,025	(5,727)	1,298

Total as of July 3, 2011	$31,382	$(28,953)	$2,429

The estimated future amortization expense by fiscal year is as follows:

(in thousands)
Fiscal year:
2012 (Remaining 3 months)	$262
2013	1,044
2014	1,010
2015	635
2016	461
Thereafter	307

Total amortization	$3,719

Intangible asset amortization expense for the third quarter of fiscal 2012 and 2011 was $0.1 million and $0.3 million, respectively. Intangible asset amortization expense for the first nine months of fiscal 2012 and 2011 was $0.6 million and $1.0 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(In thousands)		(In thousands)
Beginning balance	$1,835	$2,002	$1,601	$2,900
Provision for warranty	717	(11)	1,948	(9)
Accruals related to change in estimate	54	105	397	527
Less: Actual warranty costs	(708)	(509)	(2,048)	(1,831)

Ending balance	$1,898	$1,587	$1,898	$1,587

Note 6. Long-term Obligations

Long-term obligations consist of:

	April 1, 2012	July 3, 2011
	(In thousands)
Long-term obligations:
Deferred revenue	$2,290	$2,131
Lease loss accrual, net	1,828	1,793
Rent accrual	1,120	1,088
Contingent consideration for acquired business	487	—
Post-retirement benefits	181	200

Total	$5,906	$5,212

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the nine months ended April 1, 2012 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value

	(In thousands, except per share amounts)
Balances at July 3, 2011	4,463	6,534	$5.78	228	$6.39
Granted - options	(2,053)	2,053	5.15	—	—
Granted - restricted shares	(312)	—	—	156	5.32
Exercised	—	(331)	4.51	—	—
Vested	—	—	—	(123)	6.53
Cancelled and Expired	623	(623)	7.21	—	—

Balances at April 1, 2012	2,721	7,633	$5.55	261	$5.69

Stock options outstanding, vested and expected to vest, and exercisable as of April 1, 2012 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

	(In thousands)	(In years)		(In thousands)
Outstanding	7,633	4.74	$5.55	$4,242
Vested and expected to vest	7,278	4.66	$5.56	$4,072
Exercisable	3,581	3.45	$5.71	$2,285

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of April 1, 2012, based on our common stock closing price of $5.77 on March 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the third quarter of fiscal 2012 and 2011 was approximately $0.4 million and $0.2 million, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2012 and 2011 was approximately $0.5 million and $0.6 million, respectively.

For the third quarter of fiscal 2012 and 2011, the weighted-average estimated fair value of options granted was $2.57 and $3.09 per share, respectively. For the nine months ended April 1, 2012 and March 27, 2011, the weighted-average estimated fair value of options granted was $2.45 and $3.08 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividends and the weighted-average assumptions for the three and nine months ended April 1, 2012 and March 27, 2011 as follows:

	Three months ended		Nine months ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011

Expected life (in years)	4.4	4.6	4.9	5.1
Risk-free interest rate	0.7%	1.3%	0.7%	1.2%
Volatility	56.9%	56.4%	56.4%	56.7%

We calculated the stock-based compensation expense in the third quarter of fiscal 2012 and 2011, using an estimated annual forfeiture rate of 6.6% and 8.0%, respectively. At April 1, 2012, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $6.2 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(In thousands)		(In thousands)
Cost of sales	$272	$253	$606	$506
Research and development	312	240	896	562
Selling, general and administrative	1,154	1,055	3,079	2,050

Stock compensation expense from continuing operations	1,738	1,548	4,581	3,118
Stock compensation expense from discontinued operations	—	—	—	(114)

Total	$1,738	$1,548	$4,581	$3,004

The above table includes expense of $0.1 million and $0.4 million, relating to the employee stock purchase plan (ESPP) for the third quarter and first nine months of fiscal 2012, respectively. ESPP expense in the third quarter and first nine months of fiscal 2011 was $0.1 million and $0.1 million, respectively.

Performance Awards

In the second quarter of fiscal 2012, the Company communicated its intention to grant 110,000 shares of performance based restricted stock to its executive management employees subject to the achievement of certain financial performance targets. The number of stock awards that will ultimately be granted depends on actual business performance measured for fiscal 2012 against certain targets for revenue and profitability for the Company’s business as well as continued employment with the Company.

Stock Repurchases

During the third quarter of fiscal 2012, the Company repurchased 665,300 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.0 million.

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of April 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 3.8 million.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities and severance costs, at April 1, 2012 and July 3, 2011:

	Balance at July 3, 2011	Expense Additions	Payments and Non-cash Settlements	Balance at April 1, 2012

	(in thousands)
Lease loss accrual (fiscal 2004)	$161	$14	$(29)	$146
All other restructuring changes (fiscal 2004)	50	36	(52)	34
Lease loss accrual (fiscal 2009)	1,797	58	(309)	1,546
All other restructuring changes (fiscal 2010)	409	101	(271)	239
Lease loss accrual (fiscal 2011 and 2012)	403	710	(173)	940
All other restructuring changes (fiscal 2011 and 2012)	979	360	(1,339)	—

Total	$3,799	$1,279	$(2,173)	$2,905

During the first nine months of fiscal 2012, we incurred approximately $1.3 million in lease loss charges, severance, consulting, and other charges in connection with restructuring activities associated with the shutdown of certain activities at our Santa Rosa facility.

The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of April 1, 2012 will be paid over the next five years.

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

	Three Months Ended		Nine Months Ended
	April, 1 2012	March 27, 2011	April, 1 2012	March 27, 2011

	(in thousands)		(in thousands)
Net income	$2,204	$3,004	$7,398	$2,700
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	110	241	(126)	328
Unrealized gain (loss) on investments	41	(8)	10	45

Other comprehensive income (loss)	151	233	(116)	373

Total comprehensive income	$2,355	$3,237	$7,282	$3,073

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$2,204	$2,985	$7,398	$2,603
Income from discontinued operations	—	19	—	97

Net income	$2,204	$3,004	$7,398	$2,700

Shares (denominator):
Weighted average common shares outstanding	42,056	43,383	42,494	43,448
Weighted average common shares outstanding subject to repurchase	(261)	(230)	(236)	(163)

Weighted average shares outstanding—basic	41,795	43,153	42,258	43,285
Weighted average dilutive share equivalents from stock options	741	661	578	510
Weighted average dilutive common shares subject to repurchase	79	45	101	58

Weighted average shares outstanding— diluted	42,615	43,859	42,937	43,853

Earnings per share — basic:
Income from continuing operations	$0.05	$0.07	$0.18	$0.06
Income from discontinued operations	—	—	—	—

Net income	$0.05	$0.07	$0.18	$0.06

Earnings per share — diluted:
Income from continuing operations	$0.05	$0.07	$0.17	$0.06
Income from discontinued operations	—	—	—	—

Net income	$0.05	$0.07	$0.17	$0.06

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(In thousands)		(In thousands)
Stock options	4,310	3,081	4,028	2,603
Common shares subject to repurchase	—	—	—	17

Total shares of common stock excluded from diluted earnings per share calculation	4,310	3,081	4,028	2,620

Note 11. Litigation and Contingencies

Litigation —The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of April 1, 2012, we had an accrual of $34,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

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

Note 12. Business Segment Information

Symmetricom is organized into two operating segments: Communications and Government and Enterprise. These two operating segments are our reporting segments. The Chief Operating Decision Maker (CODM), as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

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

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended April 1, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$32,646	$27,792	$—	$60,438
Cost of sales	16,672	19,041	64	35,777

Gross profit	15,974	8,751	(64)	24,661
Operating expenses	9,121	6,697	5,568	21,386

Operating income (loss)	$6,853	$2,054	$(5,632)	$3,275

Three months ended March 27, 2011

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$30,398	$20,836	$—	$51,234
Cost of sales	14,941	12,097	1,330	28,368

Gross profit	15,457	8,739	(1,330)	22,866
Operating expenses	8,471	5,820	4,936	19,227

Operating income (loss)	$6,986	$2,919	$(6,266)	$3,639

Nine months ended April 1, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$99,523	$75,587	$—	$175,110
Cost of sales	49,807	48,332	1,155	99,294

Gross profit	49,716	27,255	(1,155)	75,816
Operating expenses	28,369	19,712	16,728	64,809

Operating income (loss)	$21,347	$7,543	$(17,883)	$11,007

Nine months ended March 27, 2011

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$83,916	$63,541	$—	$147,457
Cost of sales	42,188	35,232	8,987	86,407

Gross profit	41,728	28,309	(8,987)	61,050
Operating expenses	25,654	17,590	15,002	58,246

Operating income (loss)	$16,074	$10,719	$(23,989)	$2,804

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
	(In thousands)		(In thousands)
Selling, general and adminstrative costs	$5,643	$6,078	$16,604	$16,987
Restructuring charges	(11)	188	1,279	7,002

Corporate-related total	$5,632	$6,266	$17,883	$23,989

13. Business Combination

On March 20, 2012, the Company acquired a product line (existing technology, customer relationships, fixed assets and employees) to enhance the Company’s product offerings in embedded timing and synchronization solutions for residential small cell solutions. This transaction was recorded as an acquisition of a business. The transaction price was approximately $2.4 million of which $1.4 million was paid in cash and approximately $1.0 million is contingent consideration payable as a royalty upon future sales of such products.

The fair value of the contingent consideration arrangement at the acquisition date was $0.5 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model (See Note 2). The preliminary purchase price was determined as follows (amounts in thousands):

Initial cash payment	$1,400
Fair value of contingent consideration	540

Total	$1,940

This preliminary purchase price was allocated to fixed assets and intangible assets based on their estimated fair values as follows (amounts in thousands):

Fixed assets	$50
Intangible assets	1,890

Total	$1,940

The Company expects to complete the accounting for this transaction in the fourth quarter of fiscal 2012 after finalizing the estimated fair value of intangible assets and the estimated fair value of contingent consideration.

Preliminary estimated fair value of Intangible assets acquired under the transaction consists of the following (in thousands):

Existing technology (estimated useful live 4 years)	$1,612
Customer relationships (estimated useful life 2 years)	278

Total	$1,890

Pro forma results of operations have not been presented because the effect of the business combination described in this Note was not material to our condensed consolidated results of operations.

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

Overview

Symmetricom, a world leader in precise time solutions, sets the world's standard for time. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Our customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using the company's advanced timing technologies, atomic clocks, services and solutions. All products support today's precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet and DOCSIS® timing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and nine months ended April 1, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

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

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three and nine months ended April 1, 2012 and March 27, 2011:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net revenue
Communications	54.0%	59.3%	56.8%	56.9%
Government and Enterprise	46.0%	40.7%	43.2%	43.1%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products and services	59.0%	52.3%	55.8%	52.0%
Amortization of purchased technology	0.1%	0.5%	0.3%	0.6%
Restructuring charges	0.1%	2.6%	0.7%	6.1%

Gross profit	40.8%	44.6%	43.3%	41.4%
Operating expenses:
Research and development	11.8%	13.1%	11.7%	13.6%
Selling, general and administrative	23.6%	26.5%	25.1%	27.1%
Amortization of intangible assets	0.1%	0.1%	0.1%	0.1%
Restructuring charges	(0.1)%	(2.2)%	0.1%	(1.3)%

Operating income	5.4%	7.1%	6.3%	1.9%
Interest income, net of amortization (accretion) of premium (discount) on investments	0.4%	0.9%	0.0%	0.5%
Interest expense	—%	—%	—%	(0.0)%

Income from continuing operations before taxes	5.8%	8.0%	6.3%	2.3%
Income tax provision	2.1%	2.1%	2.1%	0.5%

Income from continuing operations	3.6%	5.9%	4.2%	1.8%
Income from discontinued operations, net of tax	—%	—%	—%	0.1%

Net income	3.6%	5.9%	4.2%	1.8%

Net Revenue:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1, 2012	March 27, 2011			April 1, 2012	March 27, 2011
Net Revenue (dollars in thousands):
Communications	$32,646	$30,398	$2,248	7.4%	$99,523	$83,916	$15,607	18.6%
Government and Enterprise	27,792	20,836	6,956	33.4	75,587	63,541	12,046	19.0

Total Net Revenue	$60,438	$51,234	$9,204	18.0%	$175,110	$147,457	$27,653	18.8%
Percentage of Revenue	100%	100%			100%	100%

Third Quarter of Fiscal 2012: Net revenue consists of sales of products, software licenses and services. In the third quarter of fiscal 2012, net revenue increased $9.2 million, or 18%, compared to the corresponding quarter of fiscal 2011. The increase in Communications revenue is due to higher sales of PackeTime™ and DOCSIS Timing Interface (DTI) products, partially offset by lower sales of traditional sync products. The increase in Government and Enterprise segment revenue is due to an increase in our government programs business, enterprise products and our Quantum™ Chip Scale Atomic Clocks (CSAC), partially offset by a decrease in sales of clocks.

First Nine Months of Fiscal 2012: In the first nine months of fiscal 2012, net revenue increased $27.7 million, or 18.8%, compared to the corresponding period of fiscal 2011. The increase in Communications revenue is due to the completion of our transition to an outsourced manufacturing and logistics model that adversely impacted revenue in the second quarter of fiscal 2011. Further, in the first nine months of fiscal 2012, Communication revenue increased due to higher sales of traditional sync, DTI and PackeTime™ products and higher installation revenues, offset by lower sales of embedded solutions products. The increase in Government and Enterprise segment revenue is due to an increase in our government programs business, enterprise products, and sales of our CSAC.

Gross Profit:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1, 2012	March 27, 2011			April 1, 2012	March 27, 2011
Gross Profit (dollars in thousands):
Communications	$15,974	$15,457	$517	3.3%	$49,716	$41,728	$7,988	19.1%
Government and Enterprise	8,751	8,739	12	0.1	27,255	28,309	(1,054)	(3.7)
Corporate related	(64)	(1,330)	1,266	(95.2)	(1,155)	(8,987)	7,832	(87.1)

Total Gross Profit	$24,661	$22,866	$1,795	7.9%	$75,816	$61,050	$14,766	24.2%
Percentage of Revenue	40.8%	44.6%			43.3%	41.4%

Third Quarter of Fiscal 2012: Gross profit in the third quarter of fiscal 2012 increased by $1.8 million, or 7.9%, compared to the corresponding quarter of fiscal 2011. Gross profit as a percentage of revenue in the third quarter of fiscal 2012 decreased to 40.8% compared to 44.6% in the corresponding quarter of fiscal 2011 due to a product mix shift to lower margin products. Gross profit for our Communications segment increased by 3.3% in the third quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 whereas the revenue in this segment increased by 7.4% due to an increase in sales mix of lower margin products. Gross profit for our Government and Enterprise segment increased by 0.1% in the third quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011 whereas the revenue in this segment increased by 33.4% due to a higher mix of government programs business and CSAC, which carry lower gross margins. Gross profit was also impacted in the third quarter of fiscal 2012 by higher manufacturing costs due to lower-than normal production and the production ramp-up of new products, principally CSAC.

Corporate related charges decreased by $1.3 million, or 95.2%, in the third quarter of fiscal 2012 due to higher restructuring charges in the third quarter of fiscal 2011 related to activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

We expect gross margins in the fourth quarter of fiscal 2012 to be slightly higher than the third quarter of fiscal 2012 as we continue to focus on returning to more normal production levels.

First Nine Months of Fiscal 2012

Gross profit in the first nine months of fiscal 2012 increased by $14.8 million, or 24.2%, compared to the corresponding period of fiscal 2011. Gross profit as a percentage of revenue in the first nine months of fiscal 2012 increased to 43.3% as compared to 41.4% in the corresponding period of fiscal 2011 due primarily to a decrease in corporate-related restructuring charges.

Gross profit for our Communications segment increased by 19.1% in the first nine months of fiscal 2012 compared to the corresponding period of fiscal 2011, whereas the revenue in this segment increased 18.6% compared to the same period in the prior year due to product mix shift to higher margin products (PackeTime™ and DTI products). Gross profit for our Government and Enterprise segment decreased by 3.7% in the first nine months of fiscal 2012 compared to the corresponding period of fiscal 2011 whereas revenue increased 19% compared to the same period in the prior year, due to product mix shift to lower margin products (government programs business and CSAC) and higher manufacturing costs.

Corporate related charges decreased $7.8 million, or 87.1%, in the first nine months of fiscal 2012, due to higher restructuring charges in the first nine months of fiscal 2011 from activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Research and development expense (dollars in thousands)	$7,129	$6,717	$412	6.1%	$20,575	$20,061	$514	2.6%
Percentage of Revenue	11.8%	13.1%			11.7%	13.6%

Third Quarter of Fiscal 2012: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses in the third quarter of fiscal 2012 were comparable to the same quarter of fiscal 2011. We expect that research and development expenses in the fourth quarter of fiscal 2012 will be consistent with the third quarter of fiscal 2012.

First Nine Months of Fiscal 2012: Research and development expense in the first nine months of fiscal 2012 were comparable to the same period of fiscal 2011.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Selling, general and administrative (dollars in thousands)	$14,281	$13,592	$689	5.1%	$43,955	$39,987	$3,968	9.9%
Percentage of Revenue	23.6%	26.5%			25.1%	27.1%

Third Quarter of Fiscal 2012: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses were comparable to the same quarter of fiscal 2011. We expect that selling, general and administrative expenses in the fourth quarter of fiscal 2012 will be consistent with the third quarter of fiscal 2012.

First Nine Months of Fiscal 2012: Selling, general and administrative expenses in the first nine months of fiscal 2012 increased compared to the same period for fiscal 2011 due to an increase in employee compensation costs attributable to increases in base salary, bonus and head count. This increase was partially offset by lower facilities expenses.

Amortization of intangible assets:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Amortization of intangible assets (dollars in thousands)	$52	$60	$(8)	(13.3)%	$156	$183	$(27)	(14.8)%
Percentage of Revenue	0.1%	0.1%			0.1%	0.1%

Amortization of intangibles decreased in the third quarter and first nine months of fiscal 2012 compared to the corresponding periods of fiscal 2011 due to certain assets being fully amortized before or during the first nine months of fiscal 2012.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Restructuring charges (dollars in thousands)	$(76)	$(1,142)	$1,066	(93.3)%	$123	$(1,985)	$2,108	(106.2)%
Percentage of Revenue	(0.1)%	(2.2)%			0.1%	(1.3)%

Restructuring charges in the third quarter and first nine months of fiscal 2012 consisted of a change in estimate by $0.1 million arising from sub-lease of a space that had previously been recorded as a lease loss at the time we ceased using the space. In the third quarter of fiscal 2011 and first nine months of fiscal 2011 restructuring charges consisted of a change in the estimate by $1.9 million for lease loss accruals due to utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Interest income, net of amortization (accretion) of premium (discount) on investments (dollars in thousands)	$225	$441	$(216)	(49.0)%	$(5)	$664	$(669)	(100.8)%
Percentage of Revenue	0.4%	0.9%			(0.0)%	0.5%

Interest income, net of amortization (accretion) of premium (discount) on investments decreased $0.2 million in the third quarter of fiscal 2012 compared to the same period of prior year due to higher amortization of premium on investments in the third quarter of fiscal 2012.

Interest income, net of amortization (accretion) of premium (discount) on investments decreased $0.7 million in the first nine months of fiscal 2012 compared to the same period of fiscal 2011 due to higher amortization of premium on investments in the first nine months of fiscal 2012 and a $0.3 million decline in the fair value of mutual funds in the first nine months of fiscal 2012.

Income tax provision:

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	April 1,	March 27,			April 1,	March 27,
	2012	2011			2012	2011
Income tax provision (dollars in thousands)	$1,296	$1,095	$201	18.4%	$3,604	$810	$2,794	344.9%
Percentage of Revenue	2.1%	2.1%			2.1%	0.5%

Third Quarter of Fiscal 2012: Our income tax provision was $1.3 million in the third quarter of fiscal 2012, compared to $1.1 million in the corresponding quarter of fiscal 2011. Our effective tax rate in the third quarter of fiscal 2012 was 37.0%, compared to an effective tax rate of 26.8% in the corresponding quarter of fiscal 2011. The effective tax rate for the third quarter of fiscal 2011 benefitted from the reversal of a reserve for an uncertain tax position due to the expiration of the statute of limitation on that tax position.

First Nine Months of Fiscal 2012: Our income tax provision was $3.6 million in the first nine months of fiscal 2012, compared to $0.8 million in the corresponding period of fiscal 2011. Our effective tax rate in the first nine months of fiscal 2012 was 32.8%, compared to an effective tax rate of 23.7% in the corresponding period of fiscal 2011. The effective tax rate for the first nine months of fiscal 2011 benefitted from the reversal of a reserve on uncertain tax position due to the expiration of the statute of limitation on that tax position.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the third quarter of fiscal 2012 with the end of fiscal 2011 is below:

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

Our backlog amounted to $50.9 million as of April 1, 2012, compared to $60.3 million as of July 3, 2011. Our backlog, which is shippable within the next six months, was $37.1 million as of April 1, 2012, compared to $38.6 million as of July 3, 2011.

Contract Revenue:

As of April 1, 2012, we had approximately $14.7 million in contract revenue to be performed and recognized within the next 36 months, whereas as of July 3, 2011, we had approximately $16.1 million in contract revenue that was to be performed and recognized within 36 months following July 3, 2011. These amounts have been included in our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	April 1, 2012	July 3, 2011	Change
Cash and cash equivalents	$25,550	$20,318	$5,232
Short-term investments	35,957	43,340	(7,383)

Total	$61,507	$63,658	$(2,151)

As of April 1, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $61.5 million and accounts receivable of $40.4 million.

As of April 1, 2012, working capital was $141.9 million compared to $134.7 million as of July 3, 2011. Cash, cash equivalents and short-term investments as of April 1, 2012 decreased to $61.5 million from $63.7 million as of July 3, 2011.

Our days sales outstanding in accounts receivable was 61 days as of April 1, 2012, compared to 65 days as of July 3, 2011.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first nine months of fiscal 2012 was $10.4 million. Net cash provided by operating activities consisted of net income of $7.4 million and non-cash charges of $14.3 million. The non-cash charges consisted of $4.2 million in depreciation and amortization, $4.6 million in stock-based compensation, $2.6 million in provision for excess and obsolete inventory and $2.9 million in deferred income taxes. Cash provided in the first nine months of fiscal 2012 was partially offset by $11.3 million of net changes in assets and liabilities. Those net changes consisted of a $6.2 million decrease in accounts payable, $3.7 million increase in prepaid and other assets, $3.0 million decrease in other accrued liabilities, $1.8 million decrease in accrued compensation, partially offset by a decrease in inventories of $3.2 million and accounts receivable of $0.2 million.

Cash flows from investing activities

Net cash provided by investing activities was $2.3 million in the first nine months of fiscal 2012, which represented sales/maturities of short-term investments of $26.8 million and $0.2 million from income on release of funds that were held in escrow to satisfy indemnification obligations to the buyer of our QoE business, partially offset by $20.2 million for the purchase of short-term investments, $3.2 million for property, plant and equipment, and $1.4 million for the acquisition of a business.

Cash flows from financing activities

Net cash used for financing activities was $7.3 million in the first nine months of fiscal 2012, which was comprised of the repurchase of common stock for $10.1 million, and partially offset by cash generated from the issuance of common stock under our ESPP and by the exercise of common stock options for $2.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2012 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended April 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2, 2012 through January 29, 2012	160,000	$5.97	160,000	4,349,000
January 30, 2012 through February 28, 2012	210,000	6.31	210,000	4,139,000
February 29, 2012 through April 1, 2012	295,300	5.87	295,300	3,843,700

Total	665,300	$6.03	665,300

During the third quarter of fiscal 2012, we repurchased 665,300 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $4.0 million. On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of April 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 3.8 million.

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

SYMMETRICOM, INC.
(Registrant)

Date: May 10, 2012	By:	/S/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

Date: May 10, 2012	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)