Form 10-K
period 2012-07-01
SYMMETRICOM INC
filed 2012-09-13
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-02287

SYMMETRICOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 95-1906306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Orchard Parkway, San Jose, California	95131-1017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 433-0910

Securities registered pursuant to Section 12(b):	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on January 1, 2012 as reported on The NASDAQ Stock Market LLC, was approximately $226,983,000. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 31, 2012, there were approximately 40,723,768 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended July 1, 2012

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, reliance on our contract manufacturer for the manufacturing previously carried out at our Puerto Rico facility and by other third party vendors, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, difficulties in manufacturing our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, “Risk Factors.”

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

References in this report to “Symmetricom,” the “Company”, “we,” “us,” and “our” mean Symmetricom, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

BesTime, ExacTime, PackeTime, Symmetricom, SymmTime, SyncServer, TimeCesium, TimeCreator, TimeHub, TimePieces, TimePictra, TimeProvider, TimeScan, TimeSource, TrueTime are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.	Business

Overview

Symmetricom® is a leading source of highly precise timekeeping technologies, instruments and solutions worldwide. We provide timekeeping in GPS satellites, national time references, and national power grids as well as in critical military and civilian networks, including those that enable next generation data, voice, mobile and video networks and services.

Our product offerings include atomic instruments and components, hydrogen masers, timescale systems, GPS instrumentation, synchronous supply units, standards-based clients and servers, performance measurement and management tools and embedded subsystems and software solutions that generate, distribute and apply precise frequency and time.

Precise timekeeping is an essential component of modern life. Among other applications, it enables GPS navigation, the seamless handoff of cellular calls, the timely receipt of data packets, the management of the electric power grid, military range synchronization, electronic test and measurement, signals intelligence and the ability to detect, investigate and protect against cyber threats.

Symmetricom products are critical in all these applications in markets that include national timekeeping, aerospace, power grid infrastructure, defense, intelligence, enterprise IT, metrology, telecom, cable TV, electronic manufacturing and a broad spectrum of scientific research.

General Information

Symmetricom was incorporated in California in 1956 and reincorporated in Delaware in 2002. Our principal executive offices are located at 2300 Orchard Parkway, San Jose, California 95131-1017, and our telephone number is (408) 433-0910.

Our website is located at www.symmetricom.com. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Industry Background

The markets we serve include:

•	Communications service providers;

•	Network equipment manufacturers (wireless base stations, routers, aggregation systems);

•	Silicon suppliers;

•	Space/Defense/Avionics;

•	Power utility infrastructure;

•	IT infrastructure;

•	Underwater exploration and navigation, and

•	Science and metrology.

Reportable Segments

Symmetricom operates in two reportable segments: Communications, and Government and Enterprise. Net revenue, gross profit, and operating income attributable to each of these reportable segments for each year in the three-year period ended July 1, 2012, is contained in Note 12 of the consolidated financial statements (Part II, Item 8 of this Form 10-K). We do not identify or allocate assets, corporate operating expenses (which includes restructuring and integration charges), interest income, interest expense, or taxes to these individual reportable segments.

Communications

Our Communications segment includes timing technologies and services for worldwide communications infrastructure. Specific products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; the PackeTime® product suite based on technologies such as IEEE 1588 (PTP) and Network Time Protocol (NTP); Synchronous Ethernet (SyncE); Data Over Cable Service Interface Specifications (DOCSIS) timing interface systems; network management and monitoring software; and embedded hardware and software solutions for integration with all elements of the communications ecosystem from silicon to routers, switches, microwave backhaul and base stations among others. Symmetricom owns intellectual property, including patents, in advanced control algorithms for various types of deployments.

Network service providers are driven by a need for increased bandwidth and a need for reduced operating expenses to evolve their infrastructure toward packet-based technologies. In fiscal 2012, we continued to participate in the deployment and modernization of various synchronization networks around the world. Our products also enabled operators of multiple cable television systems to expand the performance of their broadband offering.

We continue to build a strong portfolio of precise timing and frequency solutions to address all layers of existing circuit switched network and the growing synchronization requirements of next-generation packet networks. The addition of a broader range of embedded solutions enables network equipment manufacturers and silicon solution developers to provide robust synchronization solutions as part of their own offerings. During fiscal 2012, we entered into additional relationships with silicon solution developers and network equipment manufacturers to integrate our timing technology as part of their offerings to network equipment manufacturers.

In 2011, we launched the SyncWorld™ Ecosystem Program to promote interoperability for synchronization and timing with mobile infrastructure vendors. In fiscal 2012, we expanded the program to include new partners, such as Altera, Raisecom and Fiberlogic, and new markets including communications test and microwave backhaul.

In addition, we launched several systems and embedded products to meet the needs of evolving network architectures to support Carrier Ethernet, 3G and LTE. These include TimeProvider 5000 Evolution chassis for SyncE as circuit emulation environments, Time Provider 5000 NTP support for residential Small Cell deployments, SoftClocks for macro base stations as well as Small Cells.

Government and Enterprise

Symmetricom’s Government and Enterprise segment includes time technology products for aerospace/defense, IT infrastructure, power infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Product families include timescale clock sources, network time servers (both NTP and PTP), network time displays, time code generators, bus level timing cards, primary reference standards such as cesium oscillator standards, high stability masers, chip-scale atomic clocks, ruggedized crystal oscillators, and custom time and frequency systems. Customer applications include synchronization of government communication networks, synchronization of computer networks, reference timing for radar, ranging, fire-control and other defense electronic systems, calibration of lab equipment, GNSS (Global Navigation Satellite Systems), and subsystem master timing. To support both a diverse customer and product base, the products and technologies provide strong capabilities that allow for the tailoring of standard product platforms to meet a customer’s unique system requirements.

During fiscal 2012 we saw significant growth in this segment. We introduced our new bus cards for the high-performance computing market (notably high-frequency trading); we saw rapid adoption of our Quantum™ Chip-Scale Atomic Clock (CSAC), with over 100 different system applications sampled within the first year after introduction; and we saw significant growth in our Space/Defense/Avionics business.

Communications Segment: Markets and Products

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

•

Software Solutions such as the 1588 soft client software which can be embedded into various generations of base stations, routers, switches, microwave backhaul and Small Cells to provide time and frequency capabilities, and interconnects with 1588 grand masters. The IEEE 1588-2088 packet-based protocol (PTP 1588) enables next generation services when operators transition from legacy TDM to IP-based infrastructure.

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

Government and Enterprise Segment: Markets and Products

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

•

Bus level timing—We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with common bus components. We also offer software development tools to speed the integration of these cards into software applications. Bus cards are used across a range of embedded applications, and our newest offerings are used with servers in high-performance computing applications such as high-frequency trading.

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

•

Custom time and frequency systems—We design and build custom time and frequency systems to address critical applications in aerospace/defense and government markets. For example, we provide time scale systems for national time keeping and two way time transfer systems for GPS autonomy to our customers.

Sales Operations

We sell our products directly to customers, through domestic and international distributors, through systems integrators, and manufacturer sales representatives. In the United States, our Communications segment’s products are primarily sold through our sales force and manufacturer sales’ representatives to network service operators and network equipment manufacturers. Our Government and Enterprise segment’s instrumentation products are primarily sold through manufacturer sales representatives and our enterprise products are primarily sold through telesales and the Internet. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of July 1, 2012, we had 51 active United States patents. The active patents issued will expire between July 2014 and September 2029. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

Our manufacturing process primarily consists of assembly, test, configuration and logistics at our manufacturing sites in Beverly, Massachusetts and Tuscaloosa, Alabama. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Boulder, Colorado. The Boulder, Colorado facility is registered to ISO9000:2000, while our Beverly, Massachusetts and San Jose, California (engineering processes) facilities meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

In fiscal 2011, we transitioned all manufacturing previously performed at our Puerto Rico facility, which was our largest manufacturing facility, to Sanmina-SCI Corporation.

We also use various contract manufacturers to build our printed circuit board assemblies and a number of completed products.

Seasonality

Our business tends to generate stronger revenues in the second half of the fiscal year.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $45.4 million as of July 1, 2012, compared with $60.3 million as of July 3, 2011. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, U.S. government spending on defense programs, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2012, no single customer accounted for more than 10% of our net revenue. Our export sales outside the United States accounted for 38%, 35% and 33% of our net revenue in fiscal 2012, 2011, and 2010 respectively. For additional information regarding our export sales, see Note 12 to our consolidated financial statements (Part II, Item 8 of this Form 10-K) and Item 1A-Risk Factors- “Significant sales of our products to customers outside the United States subject us to business, economic and political risks”.

Sales and purchase obligations denominated in foreign currencies have not been significant. We do not currently engage in currency hedging activities or derivative arrangements but may do so in the future to the extent that foreign currency transactions become more significant.

Competition

Competition in the communications industry is intense. Some of our competitors or potential competitors are well established and have significant financial, manufacturing, technical and marketing resources. Competitors of our synchronization products include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Oscilloquartz SA, and Juniper Networks (through its acquisition of Brilliant Telecommunications). Competitors of our embedded components and software products include Frequency Electronics, Inc., Trimble Navigation, Ltd., MicroSemi Inc., and Semtech Corporation.

Competitors of our Government and Enterprise products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, Orolia and Trak Systems, Inc. (a Veritas Corporation subsidiary).

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

In fiscal 2012, we enhanced our Communications portfolio by expanding our IEEE 1588 (PTP) offering to address embedded opportunities in LTE base stations, to extend our silicon partners for our PTP softclient, and to extend on PTP grandmaster products with expansion chassis. Our Government and Enterprise business expanded the product offerings by introducing: 9611B Intelligent Switch and Distribution System and SyncPoint™ PCIe-1000 PTP Clock Card which is targeted at financial services market.

In fiscal 2012, 2011 and 2010, overall research and development expenditure was $28.0, $27.0 and $23.7 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Our primary product development centers are in San Jose, California; Boulder, Colorado; Beijing, China and Beverly, Massachusetts.

Government Regulation

The telecommunications industry is subject to domestic and foreign regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products, as well as import and export regulations. We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. See Item 1A-Risk Factors—“As a Government Contractor, we are subject to a number of rules and regulations”— for more information.

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing processes and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See Note 8 to our consolidated financial statements (Part II, Item 8 of this Form 10-K) and Item 1A. Risk Factors—“Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

At July 1, 2012, we had approximately 570 employees. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of August 31, 2012 and brief summaries of their business experience during at least the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
David G. Côté	58	President and Chief Executive Officer
Justin R. Spencer	41	Executive Vice President, Finance and Chief Financial Officer
James Armstrong	46	Chief Technology Officer
Daniel Scharre	61	Executive Vice President, Products

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

Dr. Armstrong has served as the Chief Technology Officer of the Company since April 2012. Mr. Armstrong served as Executive Vice President and General Manager, Communications segment, from February 2008 to April 2012. Mr. Armstrong joined Symmetricom in September 2006 and served as Vice President of Engineering for the Communications Business Unit from September 2006 to January 2008. From July 2002 to May 2006, Mr. Armstrong was the Vice President of Engineering and later President of Movidis, Inc., a developer of network equipment for the OEM and enterprise markets.

Dr. Scharre has served as Executive Vice President, Products of the Company since April 2012. Dr. Scharre served as Executive Vice President and General Manager, Government and Enterprise Segment, from August 2010 to April 2012. Dr. Scharre joined Symmetricom in April 2010 and served as Vice President of Marketing and Business Development for the Government and Enterprise Segment from April 2010 to August 2010. From August 2007 to November 2009, Dr. Scharre was the Chief Executive Officer of Calient Networks, a manufacturer of fiber optic cross-connection systems for telecommunications service providers; from November 2006 to August 2007, he was the Chief Operations Officer of Teak Technologies, a provider of Ethernet switching solutions; and from December 2004 to June 2006, he was the Chief Executive Officer of Loea Corporation, a developer of high-bandwidth, wireless point-to-point networking solutions.

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

•	the timing of customer purchases for special projects may be impacted due to spending delays, availability of resources for installation, and delays in new product availability;

•	market acceptance of new or enhanced versions of our products and our competitors’ products;

•	our ability to manage the long sales cycle associated with our products;

•	customer delays in upgrading their old equipment with our new products;

•	our ability to obtain sufficient supplies of sole or limited source components at commercially reasonable prices;

•	our ability to introduce new products in new and existing markets on a timely and cost-effective basis;

•	customer delays in qualification of new products;

•	fluctuations in government spending for defense or infrastructure;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on the prices of, our products;

•	our ability to manage cyclical conditions in the telecommunications industry;

•	reduced rates of growth of telecommunications services;

•	our ability to manage the level and value of our inventories in relation to sales volume;

•	our ability to manage fluctuations in the average selling prices of our products;

•	our ability to retain key employees, which could affect our ability to sell, develop and deliver our products;

•	our ability to manage fluctuations in manufacturing yields of chip-scale atomic clocks, rubidium oscillators or cesium tubes;

•	our ability to timely implement changes developed as a result of our process improvement projects without negatively impacting operations;

•	customer labor strikes, which could result in reduced sales volume;

•	our ability to collect receivables from our customers;

•	deferring revenue for orders shipped in a period, especially for new markets;

•	our ability to establish in a timely fashion subsidiaries in new geographic regions, which our customers or potential customers may require to do business with us in those regions;

•	foreign currency fluctuations;

•	our ability to manage complex transactions with customers in new geographic regions;

•	restructuring and integration-related charges; and

•	intangible assets impairment charges related to acquisitions and related long-term assets.

A significant portion of our operating and manufacturing expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we are unable to adjust spending in a timely manner to compensate for any unexpected future sales shortfall, our operating results will be negatively impacted. Our operations entail a high level of fixed costs and require an adequate volume of production and sales to achieve and maintain reasonable gross profit margins and net earnings. Significant decreases in demand for our products or reduction in our average selling prices, or any material delay in customer orders may negatively harm our business, financial condition and operating results.

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

We transitioned manufacturing that was performed at our Puerto Rico facility to a contract manufacturer, on whom we are now dependent

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

We recently contracted with Sanmina to provide logistics warehouse services for receiving and distributing our products from the same facility where the principal portion of our products are manufactured. We depend on the orderly operation of the receiving and distribution processes at the warehouse. Although we currently believe that receiving and distribution processes at the Sanmina logistics warehouse are efficient, unforeseen disruptions in operations, for example due to fires, hurricanes, earthquakes or other catastrophic events, labor shortages or disagreements, or shipping problems, may result in delays in the delivery of our products, which could adversely affect our business and operating results.

In addition, we cannot assure you that Sanmina-SCI will continue to be willing and able to meet our requirements for our outsourced operations according to existing terms or at all, which could have an adverse effect on our business and operating results.

The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors with our synchronization products include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Oscilloquartz SA and Juniper Networks (through its acquisition of Brilliant Telecommunications). Competitors with our embedded components products include Frequency Electronics, Inc., Trimble Navigation, Ltd., Micro Semi, Inc., and Semtech Corporation. Competitors with our Government business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., and Meinberg, Orolia Group. In addition, the Telecommunications Act of 1996 permits incumbent local exchange carriers (ILECs) to manufacture telecommunications equipment, and they may enter the market resulting in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our net revenue could decline due to lower orders, the delay of orders or cancellation of existing orders by these customers

During fiscal 2012, 2011 and 2010, no single customer accounted for more than 10% of our net revenue. Nevertheless, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

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

We derive and expect to continue to derive a significant portion of our net revenue from work performed under U.S. government contracts. These contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis (September), even though contract performance may extend over many years. Delays in approvals of the annual defense budget or supplemental funding bills may adversely impact our government sales. The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

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

We perform some research and development and manufacturing offshore to lower costs; these efforts may impact our ability to deliver products to our customers, complete research and development projects on a timely basis, and cause potential misappropriation of our intellectual property

We depend upon research and development and manufacturing activities outside of the United States, and are exposed to various legal, business, political and economic risks associated with these international operations. Over the past few years, we have developed a research and development facility in Beijing, China and outsourced a portion of our manufacturing to a contract manufacturer at a facility in Southern China. While these activities have allowed us to reduce costs, they have and will continue to expose us to risks inherent in doing business in the People’s Republic of China. We cannot assure you that labor disruptions, currency fluctuations, misappropriation of our intellectual property or other risks will not occur, any of which could materially adversely impact our ability to deliver products to our customers and our operating results.

We purchase certain key components from single or limited sources and could lose sales if these sources fail to fulfill our needs

We have limited or single source suppliers for a number of our components. If single source components were to become unavailable on satisfactory terms, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, operating results and financial condition could be harmed. In addition, some of our suppliers require long lead times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components, we could experience delays or reductions in product shipments, which could also have a material adverse effect on our business, results of operations and financial condition. Due to rapid changes in technology, on occasion, one or more of the components used in our products could become unavailable, resulting in unanticipated redesign and related delays in shipments.

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

Significant sales of our products to customers outside of the United States subjects us to business, economic and political risks

Our export sales to Europe, Asia, Canada, and Latin America continue to account for a significant portion of our net revenue. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our net revenue for the foreseeable future. Because of our significant sales to customers outside of the United States, we are subject to risks, including:

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

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our operating results could be materially affected.

Our products are complex and may contain errors, design flaws or present start-up manufacturing difficulties, which could be costly and difficult to correct

Our products are complex and often use state-of-the-art components and manufacturing processes and techniques. When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects or may be difficult to manufacture at economically acceptable costs. Despite testing, errors, defects or other manufacturing difficulties may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors, design flaws and other manufacturing difficulties have occurred in the past and could occur in the future. These errors or other manufacturing difficulties could result in delays, higher manufacturing costs, loss of market acceptance and sales, diversion of development resources to correct errors and manufacturing processes, damage to our reputation, legal action by our customers, failure to attract new customers, and increased service and warranty costs. The occurrence of any of these factors could cause our net revenue to decline.

We are subject to environmental regulations that could result in costly environmental liability

Our operations are subject to numerous international, federal, state and local environmental regulations related to the storage, use, labeling, discharge, disposal and human exposure to toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, changes in these regulations may require additional capital expenditures or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations or could subject us to significant liabilities. We could also be subject to fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, these reviews are necessarily limited in scope and frequency and may not reveal all potential instances of noncompliance, possible injury or possible contamination. We cannot assure you that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. The liabilities arising from any noncompliance with environmental regulations, or liability resulting from accidental contamination or injury from toxic or hazardous chemicals could result in liability that exceeds our resources. The risk of liabilities increases as we acquire other companies, such as Datum, which use, or have used, hazardous substances at various current or former facilities.

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

Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, the Restriction of the Use of Hazardous Substances in electrical and electronic equipment and the Registration, Evaluation, Authorization and Restriction of Chemicals, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on the Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain categories of electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we have been incurring some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. During 2012, this Directive was “recast” by the European Commission with the objectives of assuring both that a greater proportion of “electrical and electronic equipment” or “EEE” is recycled and that new EEE is “sustainable” by limiting its content of hazardous substances and through other measures, such as restrictions on reuse. Under the recast Directive, EU member states will have a transition period from August 2012 to August 2018 to apply its expanded scope to products covered under the prior version of the Directive, and thereafter, the recast Directive will extend to numerous additional EEE. Substantial uncertainty surrounds the timing and measures member states will use to implement the recast Directive, particularly its sustainability objective, but we expect to incur additional financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the recast Directive’s implementation date; it is also possible that we may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components in order to continue to offer them for sale in the EU.

In January of 2003, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in certain categories of electrical and electronic equipment, known as the RoHS Directive. This Directive bans the placing on the EU market of new electrical and electronic equipment containing more than specified levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants. During 2011, this Directive was “recast” by the European Commission, and during 2013, many EU member states are expected to finalize their laws and regulations to implement the recast Directive. The recast Directive covers the same substances, but has an expanded scope to cover medical devices and industrial monitoring devices as of 2017 and all other previously uncovered electronics and electrical equipment by 2019. As a result of the recast Directive’s expanded scope, we may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components to eliminate these substances in our products, in order to be able to continue to offer them for sale within the European Union.

As noted above, individual European Union member states are required to transpose Directives into national legislation. As member states enact new laws and regulations to implement the recast WEEE and RoHS Directives, we continue to review the applicability and impact of both Directives on the sale of our products within the European Union. If we fail to comply with these laws, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements these Directives, but we cannot currently estimate the extent of such increased costs or production delays, if any. However, to the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. In addition, we are aware of similar legislation that may be enacted in other countries and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

If we fail to protect our intellectual property, our competitive position could be weakened and our revenues may decline

We believe our success will depend in a large part on our ability to protect trade secrets, obtain or license patents, and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and patent registration, contractual restrictions and internal security to establish and protect our proprietary rights. These measures may not provide sufficient protection for our trade secrets or other proprietary information. In addition, although we have security measures in place, if our intellectual property is misappropriated through cyber attack or intrusion or theft, we could suffer monetary and other losses and reputational harm, which could harm our business and operating results.

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

Our critical business and manufacturing facilities in Beverly, Massachusetts; San Jose, California; Tuscaloosa, Alabama, and Boulder, Colorado, as well as many of our customers, suppliers, contract manufacturers, are located near known hurricane zones, earthquake fault zones, tornado zones, and flood plains, and the occurrence of these events or other catastrophic disasters could cause damage to our facilities and equipment, which could require us, as well as our customers, suppliers, contract manufacturers, to cease, curtail or disrupt operations

Capacity constraints, systems interruptions or failures, cyber attacks or other damage to or interruption of our computer systems could disrupt our business, compromise sensitive, proprietary or confidential information, and harm our business and operating results

Our business goals of performance, reliability and availability require that we have adequate capacity in our computer systems to support our operations. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer internal personnel enhanced services, capacity, features and functionality. Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer systems have experienced system interruptions from time to time and could experience periodic system interruptions or failures in the future.

We also face the ongoing challenge of security breaches and disruptions by computer hackers, foreign governments, cyber terrorists and others, as do most companies. We cannot assure you that our security efforts and measures will be effective to prevent security breaches or disruptions. A security breach or other significant disruption involving our computer systems could disrupt our operations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary or confidential information, including trade secrets; compromise sensitive customer information; require significant management attention and resources to remedy the damages that result; and subject us to claims for damages and/or damage our reputation among our customers and the public generally, any or all of which could harm our business and operating results.

Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, design defects, vandalism and similar events. Even though we have a formal disaster recovery plan, it may not completely prevent any system failure or security breach that causes an interruption in our business and operations.

We may be impacted by disruptions and liquidity issues in the credit market, which may unfavorably impact our financial condition and results of operations

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investment accounts. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisor in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisor’s internal credit specialists. Our cash consists of overnight instruments and instruments that will mature within ninety days from the date of purchase. Our short-term investment portfolio consists of instruments that mature between ninety-one days and three years from date of purchase.

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

Several years ago, we had identified material weaknesses that led us to restate our consolidated financial statements. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards), or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on our stock price.

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

Future losses or low profitability may create uncertainty about the realizability of our $31 million net deferred tax assets. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net income. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings.

We may be subject to additional taxes from tax reviews by foreign authorities

Although we believe that we have made adequate reserves for foreign tax provisions, there can be no assurance that such reserves will be adequate until the foreign authorities have reviewed our foreign tax filings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following are our principal facilities as of July 1, 2012:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose, CA	Headquarters, Research and Development	Leased	All

Beverly, MA	Manufacturing	Owned (no encumbrances)/Leased	All

Boulder, CO	Manufacturing	Leased	Government and Enterprise

Beijing, China	Research and Development, Sales	Leased	Communications

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol “SYMM”. We had approximately 871 stockholders of record as of August 31, 2012.

The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended July 1, 2012
First Quarter .	$6.26	$4.29
Second Quarter	5.76	3.91
Third Quarter	6.50	5.44
Fourth Quarter	6.05	5.27

Year ended July 3, 2011
First Quarter	$5.47	$4.81
Second Quarter	7.40	5.44
Third Quarter	7.45	5.52
Fourth Quarter	6.23	5.37

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Part III Item 12 of this Form 10-K.

Stock Repurchase Program

As of July 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by our Board of Directors was approximately 2.8 million.

During fiscal 2012, we repurchased 2.9 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $16.0 million.

A further 24,000 shares were repurchased by us in fiscal 2012 for an aggregate price of approximately $0.1 million to cover the cost of taxes on vested restricted stock.

The following table provides monthly detail regarding our share repurchases during the three months ended July 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2, 2012 through April 29, 2012	213,700	$5.63	213,700	3,630,000
April 30, 2012 through May 27, 2012	469,353	$5.54	469,353	3,160,647
May 28, 2012 through July 1, 2012	398,153	$5.57	398,153	2,762,494

Total	1,081,206	$5.57	1,081,206

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

The following selected consolidated financial data for the fiscal years ended July 1, 2012, July 3, 2011, June 27, 2010, June 28, 2009 and June 29, 2008 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year ended
	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$237,716	$208,146	$221,316	$219,746	$206,386
Operating income (loss) (1),(2)	16,844	7,131	12,129	(32,713)	6,947
Income (loss) from continuing operations before income taxes (3)	17,126	8,030	2,043	(43,218)	1,089
Income (loss) from continuing operations (4)	11,355	1,169	2,546	(43,806)	(805)
Income (loss) from discontinued operations, net of tax (5),(6)	—	254	(20)	(1,951)	(16,942)
Net income (loss)	11,355	1,423	2,526	(45,757)	(17,747)
Basic income (loss) per share from continuing operations	0.27	0.03	0.06	(1.01)	(0.02)
Basic income (loss) per share from discontinued operations	—	—	—	(0.04)	(0.38)
Basic net income (loss) per share	0.27	0.03	0.06	(1.05)	(0.40)
Diluted income (loss) per share from continuing operations	0.27	0.03	0.06	(1.01)	(0.02)
Diluted income (loss) per share from discontinued operations	—	—	—	(0.04)	(0.38)
Diluted net income (loss) per share	0.27	0.03	0.06	(1.05)	(0.40)

	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$231,025	$235,840	$231,387	$272,387	$367,672
Long-term obligations (7),(8)	5,472	5,212	8,296	51,769	46,301
Stockholders’ equity	187,782	184,154	183,852	179,528	233,331

(1)	During fiscal 2011 and 2010, we recorded $8.1 million and $10.3 million, respectively, in restructuring charges related to the closure of our manufacturing operations in Puerto Rico, lease losses and facility related charges, one-time termination benefits, and other restructuring related charges.

(2)	During fiscal 2009, we recorded an impairment charge of $48.1 million in goodwill, $9.7 million in restructuring charges related to lease losses and facility related charges and one-time termination benefits.

(3)	During fiscal 2010 and 2009, we recorded $7.0 million and $5.6 million, respectively, in non-cash charges related to repayment of convertible notes.

(4)	During fiscal 2011, we recorded a $4.5 million valuation allowance against California R&D tax credit deferred tax assets.

(5)	Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing / Other business segment was discontinued in the third quarter of fiscal 2007. Our Quality of Experience Assurance business segment was discontinued and sold in fiscal 2010.

(6)	During fiscal 2008, we recorded an impairment charge of $6.5 million in goodwill and $7.8 million in intangible assets related to our Quality of Experience Assurance business.

(7)	During fiscal 2010, we repurchased $56.9 million in aggregate principal amount of our outstanding convertible notes, which had a carrying value of $48.7 million.

(8)	During fiscal 2009, we repurchased $63.1 million in aggregate principal amount of our outstanding convertible notes which had a carrying value of $48.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Dollar amounts in the tables in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands. Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2010 and 2012 were 52-week fiscal years, and 2011 was a 53-week fiscal year.

Fiscal Year 2012 Summary

In fiscal 2012, we delivered record revenue and executed on our major growth initiatives in the midst of a difficult European economic climate, lower domestic wireline modernization spending, and declining federal defense budgets. We expanded our portfolio of solutions to support the ongoing service provider transition to packet-based networks and 4G LTE wireless technologies. We are leveraging our packet-synchronization expertise and market leadership in new products designed for government applications, enterprise time servers, the power utility industry, and high-performance computing applications.

Our QuantumTM Chip Scale Atomic Clock (CSAC) contributed to revenue growth as production increased during the year. CSAC’s significant size, weight, and power advantages over existing technologies continues to drive demand. With orders representing more than 100 applications and growing production output, we believe we are positioned for revenue growth and expansion into multiple vertical markets.

The Government and Enterprise segment delivered solid growth as overall development work performed over the past few years led to production level programs in fiscal 2012. Our Communications segment continued to experience growth in our PackeTime® revenue for wireless and Ethernet backhaul networks. Our technology and expertise are well aligned with the new defense priorities, and we plan continued investment in this area as we pursue long-term growth.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Current macro-economic factors are dynamic and uncertain and are likely to remain so in fiscal year 2013. If difficult economic conditions continue or markedly worsen or if there are reductions in government /defense spending or if there are further reductions in wireline modernization spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

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

Periodically, we enter into revenue transactions with multiple product deliverables. Our multiple element product offerings generally include hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. For multiple-element arrangements entered into prior to the first quarter of fiscal 2011, we recognized revenue based on the then relevant revenue recognition guidance that allowed us to utilize the residual method to determine the amount of revenue to be recognized on the delivered elements of the arrangement provided vendor specific objective evidence (“VSOE”) of fair value existed for the undelivered elements. Under the residual method, the fair value of the undelivered elements was deferred, such as post-contract support, and the remaining portion of the arrangement consideration was recognized as revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period. We adopted new revenue accounting guidance at the beginning of fiscal 2011, on a prospective basis, for applicable transactions originating or materially modified after June 27, 2010. The adoption of this new authoritative guidance had no material impact on the Company’s financial position, results of operations or cash flows in the periods presented. In evaluating the revenue recognition for multiple element arrangements under the new accounting guidance, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices and the residual method is no longer permitted. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use a Best Estimate Selling Price (“BESP”) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

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

Short-term Investments

Short-term investments consist of government sponsored enterprise debt securities, mutual funds and corporate debt securities. Maturities for the government sponsored enterprise debt securities and corporate debt securities are between three and thirty six months. All of our short-term investments, except the mutual funds which are classified as trading securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

Available-for-sale investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. Other-than-temporary impairment charges exist when the entity has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, we compare the respective book value to the projected undiscounted net cash flows associated with the related asset or group of assets over the asset’s remaining useful life. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Net revenue
Communications	55.7%	57.2%	62.8%
Government and Enterprise	44.3%	42.8%	37.2%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	55.5%	51.9%	52.8%
Amortization of purchased technology	0.3%	0.5%	0.6%
Restructuring charges	0.5%	4.5%	2.5%

Gross profit	43.8%	43.1%	44.1%
Operating expenses:
Research and development	11.8%	13.0%	10.7%
Selling, general and administrative	24.8%	27.2%	25.6%
Amortization of intangible assets	0.1%	0.1%	0.1%
Restructuring charges	—%	(0.6)%	2.1%

Operating income	7.1%	3.4%	5.5%
Loss on repayment of convertible notes, net	—%	—%	(3.2)%
Interest income	0.1%	0.5%	0.7%
Interest expense	—%	—%	(2.1)%

Income from continuing operations before taxes	7.2%	3.9%	0.9%
Income tax provision (benefit)	2.4%	3.3%	(0.2)%

Income from continuing operations	4.8%	0.6%	1.2%
Income from discontinued operations, net of tax	—%	0.1%	—%

Net income	4.8%	0.7%	1.1%

Fiscal 2012 compared to Fiscal 2011

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Net Revenue:
Communications	$132,345	$119,104	$13,241	11.1%
Government and Enterprise	105,371	89,042	16,329	18.3

Total Net Revenue	$237,716	$208,146	$29,570	14.2%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, services and software licenses. In fiscal 2012, net revenue increased $29.6 million, or 14.2%, compared to fiscal 2011. The increase in Communications revenue is due in part to the completion of our transition to an outsourced manufacturing and logistics model that adversely impacted revenue in the second quarter of fiscal 2011. Further, in fiscal 2012, Communications revenue increased due to higher sales of DTI and PackeTime® products, and higher installation revenues, offset by lower sales of traditional sync, and embedded solutions products. The increase in Government and Enterprise segment revenue is due to an increase in our government programs business, enterprise products, partially offset by lower sales of clocks and instruments.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Gross Profit:
Communications	$66,564	$58,992	$7,572	12.8%
Government and Enterprise	38,626	40,091	(1,465)	(3.7)
Corporate related	(1,178)	(9,351)	8,173	(87.4)

Total Gross Profit	$104,012	$89,732	$14,280	15.9%
Percentage of Revenue	43.8%	43.1%

Gross profit: Gross profit in fiscal 2012 increased by $14.3 million, or 15.9%, compared to fiscal 2011. Gross profit as a percentage of revenue in fiscal 2012 increased to 43.8% compared to 43.1% in fiscal 2011 due primarily to a decrease in corporate-related restructuring charges.

Gross profit for our Communications segment increased by 12.8% in fiscal 2012 compared to fiscal 2011, while the revenue in this segment increased 11.1% compared to the prior year due to product mix shift to higher margin products, partially offset by an increase in installation revenue, which typically has lower margins. Gross profit for our Government and Enterprise segment decreased by 3.7% in fiscal 2012 compared to fiscal 2011 whereas revenue increased 18.3% compared to the same period in the prior year, due to a product mix shift to lower margin products (government programs business and CSAC) and higher manufacturing costs.

Corporate related charges decreased $8.2 million, or 87.4%, in fiscal 2012, due to higher restructuring charges in fiscal 2011 from activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Operating Income:
Communications	$28,697	$22,690	$6,007	26.5%
Government and Enterprise	11,625	15,840	(4,215)	(26.6)
Corporate related	(23,478)	(31,399)	7,921	25.2

Total operating income	$16,844	$7,131	$9,713	136.2%
Percentage of Revenue	7.1%	3.4%

Operating income: Operating income for our Communications business increased due to the increase in revenue. Operating income for our Government and Enterprise business decreased due to lower gross profit and an increase in research and development, sales, marketing and administrative expenses. Corporate-related expenses in fiscal 2012 were lower compared to fiscal 2011 due to higher restructuring charges in fiscal 2011 from activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Research and development expense	$27,960	$27,045	$915	3.4%
Percentage of Revenue	11.8%	13.0%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants and facility costs. Research and development expense in fiscal 2012 increased compared to fiscal 2011 due to higher employee compensation and related costs and increase in outside consultants costs, partially offset by lower prototype expense and research project expenses.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Selling, general and administrative	$58,921	$56,607	$2,314	4.1%
Percentage of Revenue	24.8%	27.2%

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. In fiscal 2012, compared to fiscal 2011, there were higher employee compensation and related costs, commissions, travel costs, and consulting and outside services costs.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Amortization of intangible assets	$242	$243	$(1)	(0.4)%
Percentage of Revenue	0.1%	0.1%

Amortization of intangible assets remained flat in fiscal 2012 compared to fiscal 2011 due to certain assets becoming fully amortized during fiscal 2012, off set by amortization on intangible assets acquired during fiscal 2012.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Restructuring charges	$45	$(1,294)	$1,339	(103.5)%
Percentage of Revenue	0.0%	(0.6)%

Restructuring charges in fiscal 2012 consisted of severance and other charges partially offset by changes in lease loss liability. In fiscal 2011, restructuring charges consisted of a $2.3 million credit from utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space and the sublease of a section of our Santa Rosa facility that had previously been recorded as a lease loss at the time we ceased using the space, partially offset by severance and other charges.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Interest income	$282	$957	$(675)	(70.5)%
Percentage of Revenue	0.1%	0.5%

Interest income decreased in fiscal 2012 compared to the same period in the prior year due to a decline in fair value of investments (classified as trading securities) under our deferred compensation plan and lower yields.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Income tax provision	$5,771	$6,861	$(1,090)	(15.9)%
Percentage of Revenue	2.4%	3.3%

Income tax provision: Our effective tax rate in fiscal 2012 was 33.7% on income from continuing operations before income taxes of $17.1 million, compared to an effective tax rate of 85.5% on income from continuing operations before income taxes of $8.0 million in fiscal 2011. The tax rate in fiscal 2012 benefited from the release of reserves on an uncertain tax position that is no longer necessary. The tax rate in fiscal 2011 was impacted by a $4.5 million valuation allowance related to state income tax credits primarily attributable to research and development credits that could not be utilized.

Fiscal 2011 compared to Fiscal 2010

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Net Revenue:
Communications	$119,104	$139,079	$(19,975)	(14.4)%
Government	89,042	82,237	6,805	8.3

Total Net Revenue	$208,146	$221,316	$(13,170)	(6.0)%

Net revenue consists of sales of products, services and software licenses. Our Communications unit revenue decreased due to manufacturing transition-related product fulfillment issues in the second and third quarters of fiscal 2011, somewhat offset by increases in PackeTime® products. Our Government business revenue increase was attributable to higher revenue from government programs and sales of network time servers.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Gross Profit:
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
Operating Income:
Communications	$22,690	$31,997	$(9,307)	(29.1)%
Government	15,840	12,645	3,195	25.3
Corporate related	(31,399)	(32,513)	1,114	(3.4)

Total operating income	$7,131	$12,129	$(4,998)	(41.2)%
Percentage of Revenue	3.4%	5.5%

Operating income: Operating income for our Communications unit decreased due to the decline in revenue. Operating income for our Government unit increased due to higher gross profit, partially offset by an increase in research and development expenses. Corporate-related operating expenses in fiscal 2011 were flat compared to fiscal 2010.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Research and development expense	$27,045	$23,701	$3,344	14.1%
Percentage of Revenue	13.0%	10.7%

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

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Selling, general and administrative	$56,607	$56,743	$(136)	(0.2)%
Percentage of Revenue	27.2%	25.6%

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

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Amortization of intangible assets	$243	$281	$(38)	(13.5)%
Percentage of Revenue	0.1%	0.1%

Amortization of intangible assets decreased in fiscal 2011 compared to fiscal 2010 due to certain assets becoming fully amortized during fiscal 2011.

	Year ended			$ Change	% Change
	July 3, 2011		June 27, 2010
Restructuring charges	$(1,294)		$4,666	$(5,960)	(127.7)%
Percentage of Revenue	(0.6	) %	2.1%

Restructuring charges decreased in fiscal 2011 compared to fiscal 2010 due to a $2.3 million credit from utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space and the sublease of a section of our Santa Rosa facility that had previously been recorded as a lease loss at the time we ceased using the space.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Loss on repayment of convertible notes, net	$—	$(7,026)	$7,026	(100.0)%
Percentage of Revenue	—%	(3.2)%

Loss on repayment of convertible notes: In the fourth quarter of fiscal 2010, we repaid the remaining principal amount of $56.9 million of our convertible notes and incurred a loss of $7.0 million. The outstanding notes were repaid in June of fiscal 2010, and there were no notes outstanding in fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Interest income	$957	$1,594	$(637)	(40.0)%
Percentage of Revenue	0.5%	0.7%

Interest income decreased in fiscal 2011 compared to the same period in the prior year due to lower investment balances combined with lower yields on those investments.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Interest expense	$(58)	$(4,654)	$4,596	(98.8)%
Percentage of Revenue	(0.0)%	(2.1)%

Interest expense consisted primarily of interest on our convertible notes. Interest expense decreased in fiscal 2011 compared to fiscal 2010 due to the repayment of all outstanding notes in June of fiscal 2010. There were no notes outstanding in fiscal 2011.

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Income tax provision (benefit)	$6,861	$(503)	$7,364	(1,464.0)%
Percentage of Revenue	3.3%	(0.2)%

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

	Year ended		$ Change	% Change
	July 3, 2011	June 27, 2010
Income (loss) from discontinued operations, net of tax	$254	$(20)	$274	(1,370.0)%
Percentage of Revenue	0.1%	(0.0)%

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

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. These metrics, which compare fiscal year 2012 with fiscal year 2011, are discussed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $45.4 million as of July 1, 2012, compared to $60.3 million as of July 3, 2011. The $14.9 million decrease in backlog between July 1, 2012 and July 3, 2011 was due primarily to shorter target lead times for our products. Our backlog shippable within the next six months was $34.9 million as of July 1, 2012, compared to $38.6 million as of July 3, 2011.

Contract revenue:

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost-plus reimbursement. Revenue is recognized under the fixed price contracts using the percentage of completion method, (cost-to-cost basis) principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost-plus contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made. As of July 1, 2012, we had approximately $13.0 million in contract revenue to be performed and recognized within the next 36 months, compared to approximately $16.1 million in contract revenue that was to be performed and recognized within the following 36 months as of July 3, 2011. These amounts have been accounted for as part of our sales backlog discussed above.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	July 1, 2012	July 3, 2011	Change $
Cash and cash equivalents	$27,659	$20,318	$7,341
Short-term investments	39,280	43,340	(4,060)

Total	$66,939	$63,658	$3,281

As of July 1, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $66.9 million and accounts receivable, net of $46.0 million.

As of July 1, 2012, working capital was $140.0 million compared to $132.8 million as of July 3, 2011. Cash, cash equivalents and short-term investments as of July 1, 2012 increased to $66.9 million from $63.7 million as of July 3, 2011. Our days sales outstanding in accounts receivable was 67 days as of July 1, 2012, compared to 65 days as of July 3, 2011.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and the purchase of property, plant and equipment.

Cash flows from operating activities

Net cash provided by operating activities in fiscal 2012 was $22.6 million. The net cash provided by operating activities consisted of non-cash charges of $19.5 million and net income of $11.4 million. The non-cash charges consisted of $4.5 million in deferred income taxes, $5.9 million in depreciation and amortization expenses, $6.1 million in stock-based compensation expense and $2.9 million in provision for excess and obsolete inventory. Cash provided by operating activities in fiscal 2012 was partially offset by $8.3 million of net changes in operating assets and liabilities. Those net changes consisted primarily of a $6.9 million decrease in accounts payable, a $5.3 million increase in accounts receivable, a $3.2 million increase in prepaids and other assets, and a $3.2 million decrease in other accrued liabilities, partially offset by a decrease in inventories of $9.5 million and an increase in accrued compensation of $0.8 million.

Cash flows from investing activities

Net cash used for investing activities was $2.4 million in fiscal 2012, which represented the purchase of short-term investments of $30.1 million, property, plant and equipment of $4.5 million, and acquisition of a business of $1.4 million, partially offset by the sale/maturities of short-term investments of $33.4 million.

Cash flows from financing activities

Net cash used for financing activities was $12.7 million in fiscal 2012, which represented the repurchase of common stock of $16.1 million, partially offset by cash generated from the exercise of common stock options of $3.5 million.

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

We incur purchase commitments during our normal course of business. As of July 1, 2012, our principal commitments totaled $22.9 million and related primarily to commitments to purchase inventory.

The following table summarizes our contractual cash obligations as of July 1, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases obligations(1)	17,618	4,158	9,995	3,451	14
Purchase obligations	22,914	22,186	728	—	—
Post-retirement benefits liabilities(2)	217	32	56	47	82
Lease obligations on abandoned space(3)	1,908	668	968	272	—

Total	$42,657	$27,044	$11,747	$3,770	$96

(1)	Consists of lease obligations on space used by the Company for operations and does not include lease obligations on space that has been abandoned.

(2)	Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

(3)	Consists of gross lease obligations on abandoned space whether sub-leased or not.

Uncertain tax positions of $16.1 million consist of amounts which reduce the net deferred tax asset balance to $31.0 million at July 1, 2012, which would affect our income tax expense if recognized. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of July 1, 2012, we had short-term investments of $39.3 million. These investments are mainly in government sponsored enterprise and corporate debt securities that have maturity dates of greater than three months. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 1, 2012 would not have materially affected the fair value of our investment portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom, Germany, China and India. Although we transact business in various countries, settlement amounts are usually based on United States currency. Transaction gains or losses have not been significant in the past and we do not presently engage in hedging activity. A hypothetical 10% adverse change in Pound Sterling, Euro, Chinese Yuan Renminbi or Indian Rupee against United States dollars would not result in a material foreign exchange loss. Consequently, we do not expect that a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our business.

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

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended July 1, 2012 and July 3, 2011. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal 2012
Net revenue	$56,378	$58,294	$60,438	$62,606
Gross profit	25,945	25,210	24,661	28,196
Operating income	4,089	3,643	3,275	5,837
Income before taxes	4,155	3,347	3,500	6,124
Net income	2,749	2,445	2,204	3,957
Basic net income per share	0.06	0.06	0.05	0.10
Diluted net income per share	0.06	0.06	0.05	0.09

Fiscal 2011
Net revenue	$54,379	$41,844	$51,234	$60,689
Gross profit	23,739	14,445	22,866	28,682
Operating income(loss)	5,153	(5,988)	3,639	4,327
Income (loss) from continuing operations before taxes	4,990	(5,657)	4,080	4,617
Income (loss) from continuing operations	3,094	(3,476)	2,985	(1,434)
Income (loss) from discontinued operations, net of tax	127	(49)	19	157
Net income (loss)	3,221	(3,525)	3,004	(1,277)
Basic income (loss) per share from continuing operations	0.07	(0.08)	0.07	(0.03)
Basic income (loss) per share from discontinued operations	—	—	—	—
Basic net income (loss) per share	0.07	(0.08)	0.07	(0.03)
Diluted income (loss) per share from continuing operations	0.07	(0.08)	0.07	(0.03)
Diluted income (loss) per share from discontinued operations	—	—	—	—
Diluted net income (loss) per share	0.07	(0.08)	0.07	(0.03)

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of July 1, 2012 and July 3, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries as of July 1, 2012, and July 3, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended July 3, 2011, the Company changed its method of recognizing revenue for multiple element arrangements upon the adoption of new accounting guidance established by the Financial Accounting Standards Board.

As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

September 10, 2012

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,659	$20,318
Short-term investments	39,280	43,340
Accounts receivable, net of allowance for doubtful accounts of $108 in 2012 and $315 in 2011	45,952	40,511
Inventories	47,618	61,368
Prepaids and other current assets	16,943	13,390

Total current assets	177,452	178,927
Property, plant and equipment, net .	22,702	23,255
Intangible assets, net	3,458	2,429
Deferred taxes and other assets	27,413	31,229

Total assets	$231,025	$235,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,300	$16,113
Accrued compensation	14,574	13,743
Accrued warranty	1,722	1,601
Other accrued liabilities	11,841	14,683

Total current liabilities	37,437	46,140
Long-term obligations	5,472	5,212
Deferred income taxes	334	334

Total liabilities	43,243	51,686

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 51,500 shares issued and 40,952 outstanding in 2012; 50,579 shares issued and 42,960 outstanding in 2011	193,478	201,002
Accumulated other comprehensive loss	(232)	(29)
Accumulated deficit	(5,464)	(16,819)

Total stockholders’ equity	187,782	184,154

Total liabilities and stockholders’ equity	$231,025	$235,840

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Net revenue	$237,716	$208,146	$221,316
Cost of products and services	131,907	107,990	116,889
Amortization of purchased technology	619	1,073	1,282
Restructuring charges	1,178	9,351	5,625

Total cost of sales	133,704	118,414	123,796

Gross profit	104,012	89,732	97,520
Operating expenses:
Research and development	27,960	27,045	23,701
Selling, general and administrative	58,921	56,607	56,743
Amortization of intangible assets	242	243	281
Restructuring charges	45	(1,294)	4,666

Total operating expenses	87,168	82,601	85,391

Operating income	16,844	7,131	12,129
Loss on repayment of convertible notes	—	—	(7,026)
Interest income	282	957	1,594
Interest expense	—	(58)	(4,654)

Income from continuing operations before taxes	17,126	8,030	2,043
Income tax provision (benefit)	5,771	6,861	(503)

Income from continuing operations	11,355	1,169	2,546
Income (loss) from discontinued operations, net of tax	—	254	(20)

Net income	$11,355	$1,423	$2,526

Earnings per share—basic:
Income from continuing operations	$0.27	$0.03	$0.06
Income (loss) from discontinued operations, net of tax	—	—	—

Net income	$0.27	$0.03	$0.06

Weighted average shares outstanding—basic	41,981	43,188	43,380

Earnings per share—diluted:
Income from continuing operations	$0.27	$0.03	$0.06
Income (loss) from discontinued operations, net of tax	—	—	—

Net income	$0.27	$0.03	$0.06

Weighted average shares outstanding—diluted	42,697	43,782	43,897

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Income from continuing operations, net of tax	$11,355	$1,169	$2,546
Income (loss) from discontinued operations, net of tax	—	254	(20)

Net income.	11,355	1,423	2,526

Other Comprehensive income, net of tax
Foreign currency translation adjustments	(199)	278	(287)
Unrealized gain (loss) on investments	(4)	49	(213)

Other comprehensive income (loss), net of tax	(203)	327	(500)

Total comprehensive income	$11,152	$1,750	$2,026

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings (accumulated deficit)	Total Stock- holders’ Equity
	Shares	Amount
Balance at June 28, 2009	43,556	$200,152	$144	$(20,768)	$179,528

Issuance of common stock:
Stock option exercises	439	1,968	—	—	1,968
Restricted stock issued	127	—	—	—	—
Repurchase of common stock	(348)	(1,824)	—	—	(1,824)
Restricted stock canceled	(75)	—	—	—	—
Stock option income tax expense	—	(949)	—	—	(949)
Stock-based compensation	—	3,714	—	—	3,714
Adjustment for repayment of convertible notes, net	—	(611)	—	—	(611)
Comprehensive income:
Income from continuing operations	—	—	—	2,546	2,546
Loss from discontinued operations, net of tax	—	—	—	(20)	(20)
Unrealized loss on short-term investments, net of taxes	—	—	(213)	—	(213)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(287)	—	(287)

Balance at June 27, 2010	43,699	$202,450	$(356)	$(18,242)	$183,852

Issuance of common stock:
Stock option exercises	462	2,167	—	—	2,167
Restricted stock issued	211	—	—	—	—
Repurchase of common stock	(1,385)	(7,957)	—	—	(7,957)
Restricted stock canceled	(27)	—	—	—	—
Stock option income tax expense	—	(456)	—	—	(456)
Stock-based compensation	—	4,798	—	—	4,798
Comprehensive income:
Income from continuing operations	—	—	—	1,169	1,169
Income from discontinued operations, net of tax	—	—	—	254	254
Unrealized gain on short-term investments, net of taxes	—	—	49	—	49
Cumulative adjustments to foreign currency translation, net of taxes	—	—	278	—	278

Balance at July 3, 2011	42,960	$201,002	$(29)	$(16,819)	$184,154

Issuance of common stock:
Stock option exercises and others	765	3,455	—	—	3,455
Restricted stock issued	156	—	—	—	—
Repurchase of common stock	(2,929)	(16,136)	—	—	(16,136)
Stock option income tax expense.	—	(985)	—	—	(985)
Stock-based compensation.	—	6,142	—	—	6,142
Comprehensive income:
Net Income	—	—	—	11,355	11,355
Unrealized loss on short-term investments, net of taxes	—	—	(4)	—	(4)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(199)	—	(199)

Balance at July 1, 2012	40,952	$193,478	$(232)	$(5,464)	$187,782

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Cash flows from operating activities:
Net income	$11,355	$1,423	$2,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,864	6,664	6,913
Deferred income taxes	4,515	6,953	(1,042)
Non-cash interest on convertible bonds	—	—	2,845
Gain on sale of discontinued operations	—	—	(915)
Loss on repayment of convertible notes, net	—	—	7,026
Loss on disposal of fixed assets	211	13	265
Allowance for doubtful accounts	(157)	102	178
Provision for excess and obsolete inventory	2,944	1,760	971
Stock-based compensation	6,142	4,798	3,714
Changes in assets and liabilities:
Accounts receivable	(5,284)	(538)	2,102
Inventories	9,463	(27,153)	241
Prepaids and other assets	(3,170)	1,995	2,057
Accounts payable	(6,921)	9,401	(1,568)
Accrued compensation	831	(4,987)	(494)
Other accrued liabilities	(3,172)	(206)	2,870

Net cash provided by operating activities	22,621	225	27,689

Cash flows from investing activities:
Purchases of short-term investments	(30,089)	(56,662)	(86,956)
Sale/maturities of short-term investments	33,382	66,068	72,245
Purchases of plant and equipment	(4,503)	(5,595)	(8,075)
Cash proceeds from sale of discontinued operations	210	—	1,850
Payment to acquire business	(1,400)	—	—

Net cash provided by (used for) investing activities	(2,400)	3,811	(20,936)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,455	2,167	1,968
Repurchase of common stock	(16,136)	(7,957)	(1,824)
Repayment of convertible notes	—	—	(56,880)

Net cash used for financing activities	(12,681)	(5,790)	(56,736)

Effect of exchange rate changes in cash	(199)	278	(287)

Net increase (decrease) in cash and cash equivalents	7,341	(1,476)	(50,270)
Cash and cash equivalents at beginning of year	20,318	21,794	72,064

Cash and cash equivalents at end of year	$27,659	$20,318	$21,794

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(4)	$49	$(213)
Plant and equipment purchases included in accounts payable	185	77	133
Contingent consideration for acquisition of business	540	—	—
Cash payments for:
Interest	$—	$53	$1,733
Income taxes	1,080	371	835

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business

Symmetricom® is a leading source of highly precise timekeeping technologies, instruments and solutions worldwide. We generate, distribute and apply precise time for the communications, aerospace/defense, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet (SyncE), Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS) timing.

Principles of Consolidation

The consolidated financial statements include the accounts of Symmetricom, Inc., and its wholly owned subsidiaries (“Symmetricom,” “we,” “our” or the “Company”). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2010 and 2012 were 52-week fiscal years and 2011 was a 53-week fiscal year.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Investments

Short-term investments consist of government sponsored enterprise debt securities, mutual funds and corporate debt securities. Maturities of government sponsored enterprise debt securities and corporate debt securities are between three and thirty six months. All of our short-term investments, except the mutual funds which are classified as trading securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

Available-for-sale investments are considered to be impaired when the fair value declines below the cost basis. We consult with our investment manager and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. Other-than-temporary impairment charges exist when the entity has the intent to sell the impaired security or it will more likely than not be required to sell the security before anticipated recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis in the investment is established.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Authoritative accounting guidance from income taxes prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under this guidance, a tax position is recognized in the financial statements when it is more likely than-not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement.

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

Comprehensive Income

Financial Accounting Standards Board (FASB) issued authoritative guidance on reporting comprehensive income, establishes standards for reporting and display of comprehensive income and its components. It also requires companies to report comprehensive income that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

Accumulated other comprehensive loss, consists of the following:

	July 1, 2012	July 3, 2011	June 27, 2010
	(in thousands)
Foreign currency translation adjustments, net of taxes	$(239)	$(40)	$(318)
Unrealized gain (loss) on investments, net of taxes.	7	11	(38)

Total accumulated other comprehensive loss	$(232)	$(29)	$(356)

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We accrue for anticipated, standard warranty costs upon shipment. Our warranty reserve is based on the number of installed units, historical analysis of the volume of product returned to us under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs. We use the historical data to forecast our anticipated future warranty obligations.

The change in accrued warranty expense is summarized as follows:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Beginning balance	$1,601	$2,900	$3,737
Provision for warranty for the year	2,549	1,617	2,035
Accruals related to changes in estimate	286	(520)	(478)
Less: Actual warranty costs	(2,714)	(2,396)	(2,394)

Ending balance	$1,722	$1,601	$2,900

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Periodically, we enter into revenue transactions with multiple product deliverables, including hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. For multiple-element arrangements entered into prior to the first quarter of fiscal 2011, we recognized revenue based on the then relevant revenue recognition guidance that allowed us to utilize the residual method to determine the amount of revenue to be recognized on the delivered elements of the arrangement provided vendor specific objective evidence (“VSOE”) of fair value existed for the undelivered elements. Under the residual method, the fair value of the undelivered elements was deferred, such as post-contract support, and the remaining portion of the arrangement consideration was recognized as revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period. We adopted new revenue accounting guidance at the beginning of fiscal 2011, on a prospective basis, for applicable transactions originating or materially modified after June 27, 2010. The adoption of this new authoritative guidance had no material impact on the Company’s financial position, results of operations or cash flows in the periods presented. In evaluating the revenue recognition for multiple element arrangements under the new accounting guidance, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices and the residual method is no longer permitted. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unbilled receivables totaled $5.6 million as of July 1, 2012 compared to $3.5 million as of July 3, 2011 and are included within the “Prepaid and Other Current Assets” line item on our consolidated balance sheets. All unbilled receivables as of July 1, 2012 are expected to be collected in fiscal 2013.

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

Research and Development Costs

Research and development expenditures, which include software development costs, are expensed as incurred.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchase plan and restricted stock using the treasury stock method, except when antidilutive.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net earnings per share is as follows:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$11,355	$1,169	$2,546
Income (loss) from discontinued operations	—	254	(20)

Net income	$11,355	$1,423	$2,526

Shares (Denominator):
Weighted average common shares outstanding	42,224	43,368	43,705
Weighted average common shares outstanding subject to repurchase	(243)	(180)	(325)

Weighted average shares outstanding—basic	41,981	43,188	43,380
Weighted average dilutive share equivalents from stock options	583	530	278
Weighted average dilutive common shares subject to repurchase	133	64	239

Weighted average shares outstanding—diluted	42,697	43,782	43,897

Earnings per share—basic:
Income from continuing operations	$0.27	$0.03	$0.06
Income from discontinued operations	—	—	—

Net income	$0.27	$0.03	$0.06

Earnings per share—diluted:
Income from continuing operations	$0.27	$0.03	$0.06
Income from discontinued operations	—	—	—

Net income	$0.27	$0.03	$0.06

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the diluted earnings per share calculation, as their effect would have been antidilutive:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Stock options	4,155	2,777	4,128

Total shares of common stock excluded from diluted net earnings per share calculation	4,155	2,777	4,128

Convertible Subordinated Notes outstanding at June 27, 2010, were antidilutive and therefore not included in our diluted earnings per share calculation for fiscal 2010. There were no contingently convertible notes outstanding during fiscal 2011 and 2012.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Subordinated Notes—Redemption—Fiscal 2010

During the fourth quarter of fiscal 2010, we purchased all remaining $56.9 million aggregate principal amount of our convertible subordinated notes (the “Notes”) in privately negotiated transactions, for a purchase price of $57.7 million, representing the par value principal amount of the Notes plus accrued and unpaid interest. The purchased Notes were retired and cancelled.

As a result of the full redemption of the Notes in the fourth quarter of fiscal 2010, we recognized a pre-tax loss of $7.0 million along with the write-off of the unamortized bond issuance costs, which represents the difference between the carrying value of the liability component of the redeemed amount and its fair value at the date of redemption in the fourth quarter of fiscal 2010.

Recent Accounting Pronouncements

In fiscal 2012, the Company adopted revised guidance related to the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted, and retrospectively applied this guidance during the fourth quarter of 2012 and elected to present the statement of other comprehensive income as a separate statement for the reporting periods.

Note 2—Balance Sheet Components

Inventories consist of the following:

	July 1, 2012	July 3, 2011
	(In thousands)
Raw materials	$21,003	$26,537
Work-in-process	10,440	9,520
Finished goods	16,175	25,311

Inventories	$47,618	$61,368

Certain inventories, not expected to be consumed within the next 12 months, are included in the consolidated balance sheet as non-current other assets (within “Deferred Tax and Other Assets”). These inventories consist of raw materials and finished goods and totaled $2.6 million and $1.3 million, as of July 1, 2012 and July 3, 2011, respectively.

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Company identified that certain of its inventories as of July 3, 2011 should have been classified as a long-term assets given that the estimated period of consumption exceeded twelve months from the balance sheet date. Accordingly, we have corrected the classification of these inventories as of July 3, 2011, resulting in current inventories previously reported of $62.6 million decreasing by $1.3 million to $61.4 million. In addition, we have corrected the classification of those deferred tax assets which relate to the corresponding inventories, resulting in prepaid and current assets previously reported of $14.0 million decreasing by $0.6 million to $13.4 million. The effect of these two corrections resulted in Deferred Taxes and Other Assets previously reported of $29.4 million increasing by an aggregate of $1.8 million to $31.2 million.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net consist of the following:

	July 1, 2012	July 3, 2011
	(In thousands)
Property, plant and equipment, net:
Land	$200	$200
Buildings and improvements.	16,119	16,199
Machinery and equipment	27,610	26,093
Computer software	12,384	11,967
Leasehold improvements	18,923	18,548

	75,236	73,007
Accumulated depreciation and amortization	(52,534)	(49,752)

	$22,702	$23,255

During fiscal years 2012, 2011, and 2010, depreciation expense was $5.0 million, $5.3 million, and $5.4 million, respectively.

Other accrued liabilities consist of the following:

	July 1, 2012	July 3, 2011
	(In thousands)
Other accrued liabilities:
Deferred revenue	$6,996	$7,058
Accrued expenses	2,717	5,823
Manufacturer sales representative commissions payable	1,303	1,187
Lease loss accrual, net	668	570
Income taxes payable	157	45

Total	$11,841	$14,683

Long-term obligations consist of the following:

	July 1, 2012	July 3, 2011
	(In thousands)
Long-term obligations:
Deferred revenue	$2,254	$2,131
Lease loss accrual, net	1,240	1,793
Rent accrual	1,102	1,088
Post-retirement benefits	173	200
Income tax	216	—
Contingent consideration for acquired business	487	—

Total	$5,472	$5,212

Note 3—Financial Instruments

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of July 1, 2012 and July 3, 2011:

	Fair Value as of July 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Money market funds	$8,650	$8,650	$—	$—

Short-term investments:
Corporate debt securities	23,703	—	23,703	—
Government sponsored enterprise debt securities	12,515	—	12,515	—
Mutual funds	3,062	3,062	—	—

Total short-term investments	39,280	3,062	36,218	—

Total financial assets	$47,930	$11,712	$36,218	$—

Liabilities:
Contingent Consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value as of July 3, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Money market funds	$12,630	$12,630	$—	$—

Short-term investments:
Corporate debt securities	23,430	—	23,430	—
Government sponsored enterprise debt securities	16,456	—	16,456	—
Mutual funds	3,454	3,454	—	—

Total short-term investments	43,340	3,454	39,886	—

Total financial assets	$55,970	$16,084	$39,886	$—

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan discussed further in Note 10.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost Basis	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
July 1, 2012
Money market funds	$8,650	$—	$8,650
Corporate debt securities	23,705	(2)	23,703
Government sponsored enterprise debt securities	12,513	2	12,515
Mutual funds	3,062	—	3,062

Total financial assets	$47,930	$—	$47,930

July 3, 2011
Money market funds	$12,630	$—	$12,630
Corporate debt securities	23,424	6	23,430
Government sponsored enterprise debt securities	16,456	—	16,456
Mutual funds	3,454	—	3,454

Total financial assets	$55,964	$6	$55,970

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments:

	Amortized Cost	Fair Value
	(In thousands)
Less than 1 year	$19,981	$19,993
Due in 1 to 3 years	16,237	16,225

Total	$36,218	$36,218

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for fiscal 2012 (in thousands):

Contingent consideration
Balance as of July 3, 2011	$—
Acquired business in March 2012 (See Note 13)	540
Unrealized gains /losses	—

Balance as of July 1, 2012	$540

Contingent consideration on acquired business was measured at fair value on a recurring basis using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities: Contingent consideration	Present value of a Probability Weighted earn-out model using an appropriate discount rate.	Estimate of future revenue associated with acquired technology. Revenue of $4.9 million over a range of 2.5 years to 3 years.

An increase in the revenue growth percentage could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the revenue growth percentage could result in a significantly lower estimated fair value of contingent consideration liability.

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 13). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the consolidated statement of operations.

Note 4—Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of July 1, 2012 and July 3, 2011 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$25,970	$(23,845)	$2,125
Customer lists and trademarks	7,303	(5,970)	1,333

Total as of July 1, 2012	$33,273	$(29,815)	$3,458

Purchased technology	$24,357	$(23,226)	$1,131
Customer lists and trademarks	7,025	(5,727)	1,298

Total as of July 3, 2011	$31,382	$(28,953)	$2,429

The estimated future amortization expense is as follows:

(in thousands)
Fiscal year:
2013	$1,044
2014	1,010
2015	635
2016	461
2017	154
Thereafter	154

Total amortization	$3,458

Intangible asset amortization expense for fiscal 2012, 2011, and 2010 was approximately $0.9 million, $1.3 million, and $1.6 million, respectively. The remaining estimated weighted average useful life of purchased technology assets, and customer lists and trademarks was 3.5 years and 2.5 years, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Income Taxes

Income from continuing operations before taxes and income tax provision (benefit) on income from continuing operations consists of the following:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Income from continuing operations before taxes:
Domestic	$15,366	$7,443	$1,243
Foreign	1,760	587	800

Total	$17,126	$8,030	$2,043

Income tax provision (benefit):
Current:
Federal	$355	$(107)	$106
State	247	56	105
Puerto Rico	—	216	(257)
Foreign	572	(142)	297

Total	1,174	23	251

Deferred:
Federal	4,102	1,670	(92)
State	495	4,861	(586)
Puerto Rico	—	307	(76)

Total	4,597	6,838	(754)

Total income tax provision (benefit) on income from continuing operations	$5,771	$6,861	$(503)

The income tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations, is as follows:

	Year ended,
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Tax provision (benefit) from:
Continuing operations	$5,771	$6,861	$(503)
Discontinued operations	—	143	(11)

Total provision (benefit)	$5,771	$7,004	$(514)

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate on our continuing operations differs from the federal statutory income tax rate as follows:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Federal statutory income tax expense (benefit) rate	35.0%	35.0%	35.0%
Puerto Rico taxes	—	6.5	(16.3)
State income taxes, net of federal benefit	1.3	4.9	(26.2)
Valuation allowance- state credits, net of federal benfit	3.0	55.7	—
Foreign taxes	(0.3)	(3.7)	—
Federal research and development credit	(1.1)	(6.9)	(16.2)
Other	(4.2)	(6.0)	(0.9)

Effective income tax rate on continuing operations	33.7%	85.5%	(24.6)%

The principal components of deferred tax assets and liabilities are as follows:

	July 1, 2012	July 3, 2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,804	$8,397
Tax credit carryforwards	15,135	15,402
Reserves and accruals	18,264	8,501
Depreciation and amortization	2,408	11,830

	38,611	44,130
Valuation allowance	(7,307)	(7,498)

Total deferred tax assets	31,304	36,632
Deferred tax liabilities—
Unremitted foreign earnings	334	334

Net deferred tax assets	$30,970	$36,298

Net deferred tax assets are comprised of the following:

	July 1, 2012	July 3, 2011
	(In thousands)
Current assets	$6,961	$7,118
Non-current assets	24,343	29,514
Non-current liabilities	(334)	(334)

Net deferred tax assets	$30,970	$36,298

As of July 1, 2012, for federal income tax purposes, we had regular net operating loss carryforwards of approximately $10.0 million which will expire in years 2024 through 2025. We had California regular net operating loss carryforwards of approximately $6.5 million which will expire in years 2014 through 2030.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, we had federal research and development tax credit carryforwards of approximately $11.1 million that will expire in the fiscal years 2013 through 2032, alternative minimum tax credit carryforwards of approximately $4.5 million that have no expiration date, and approximately $1.9 million of foreign tax credits that will expire in 2016 through 2019. A total of $0.3 million of the federal research credit carryforwards and $0.1 million of the alternative minimum tax credit carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore, will be recorded to additional paid-in-capital in the period in which they are realized. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $13.3 million that have no expiration date.

As of July 1, 2012, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $5.6 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings.

We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At July 1, 2012, $1.5 million of the valuation allowance was attributable to fiscal 2008 and fiscal 2009 short-term investment losses incurred which have a limited carryforward period. For state income tax purposes, we have a $4.5 million valuation allowance related to state income tax credits primarily attributable to research and development credits that are not expected to be utilized. The valuation allowance has not changed significantly from the fiscal year 2011.

As of July 1, 2012, we had $16.1 million of unrecognized tax benefits, of which $13.7 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2012, 2011, and 2010, we had no interest or penalties related to unrecognized tax benefits recorded to income tax expense.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(in millions)
Beginning balance	$16.2	$15.4	$14.3
Additions based on tax position related to the current year	—	0.7	0.1
Additions for tax positions of prior years	0.4	0.6	1.0
Lapse of Statute of limitations	(0.5)	(0.5)	—
Settlements	—	—	—

Ending balance	$16.1	$16.2	$15.4

We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 29, 2008 and onwards remain open to examination by major taxing jurisdictions in which we operate which include the United States, The State of California and Germany. We ceased operating in Puerto Rico in fiscal 2011. However, fiscal 2008 through 2011 remain open for examination and we are currently under examination in Puerto Rico for fiscal 2010.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our right to repurchase restricted shares generally lapses over the same three or four-year term as the vesting period applicable to the stock options. The estimated future annual forfeiture rate used to record stock-based compensation expense was 7%, 8%, and 8% for fiscal 2012, 2011, and 2010, respectively. At July 1, 2012, the total future compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans was approximately $4.4 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on an accelerated basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the consolidated statements of operations:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Cost of sales	$867	$802	$802
Research and development	1,183	870	758
Selling, general and administrative	4,092	3,126	2,154

Pre-tax stock-based compensation expense	6,142	4,798	3,714
Less: Income Tax effect	2,273	1,775	1,374

Net Stock-based compensation expense	$3,869	$3,023	$2,340

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and award activity for fiscal years 2012, 2011 and 2010:

		Non Performance- based Options Outstanding		Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 28, 2009	7,151	5,290	$6.53	125	$8.53	540	$6.22
Granted—options	(2,683)	2,683	4.98
Granted—restricted shares	(254)	—	—	—	—	127	5.25
Exercised	—	(439)	4.48
Vested	—	—	—	—	—	(373)	6.69
Canceled	1,655	(1,491)	7.12	(125)	8.53	(75)	5.24
Expired	(172)	—				—	—

Balances at June 27, 2010	5,697	6,043	$5.84	—	$—	219	$5.20
Granted—options	(2,193)	2,193	6.20
Granted—restricted shares	(422)	—	—	—	—	211	6.55
Exercised	—	(462)	4.69
Vested	—	—	—	—	—	(175)	5.19
Canceled & Expired	1,457	(1,240)	7.22	—	—	(27)	5.78
Expired from plans prior to 1999	(76)	—				—	—

Balances at July 3, 2011	4,463	6,534	$5.78	—	$—	228	$6.39
Granted—options	(2,109)	2,109	5.16
Granted—restricted shares	(312)	—	—	—	—	156	5.32
Exercised	—	(475)	4.53
Vested	—	—	—	—	—	(123)	6.53
Cancelled and Expired	852	(852)	7.07	—	—	—
Shares Expired from plans prior to 1999	(5)	—	—			—	—

Balances at July 1, 2012	2,889	7,316	$5.54	—	$—	261	$5.68

Options outstanding, vested and expected to vest, and exercisable as of July 1, 2012 were as follows:

Option	Number of Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	7,316	4.60	$5.54	$5,152
Vested and expected to vest	7,012	4.54	$5.54	$4,956
Exercisable	3,592	3.48	$5.68	$2,715

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of July 1, 2012, based on our common stock closing price of $5.99 on July 1, 2012, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 1, 2012, July 3, 2011, and June 27, 2010, the number of shares and weighted average exercise prices of exercisable options were 3.6 million at $5.68; 2.8 million at $6.02; and 2.5 million at $7.26, respectively.

The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010, was $0.6 million, $0.6 million, and $0.6 million, respectively.

The weighted average grant-date fair value of options granted was $2.45 in 2012, $3.06 in 2011 and $2.46 in 2010. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2012, 2011 and 2010:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
Expected life (in years)	4.9	5.1	4.9
Risk-free interest rate	0.6%	1.2%	1.9%
Volatility	56.6%	56.6%	56.6%

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

In fiscal 2012, we repurchased 24,000 shares for an aggregate price of approximately $0.1 million as income tax withholding on vested restricted stock for the recipients.

Employee Stock Purchase Plan

On August 13, 2010, the Board of Directors approved an employee stock purchase plan (the “ESPP”) and reserved 1.4 million shares for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on the first trading day of March and September each year. Employees purchase shares in the purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower. The first six month offering period commenced on March 1, 2011.

Stock Repurchase Program

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of July 1, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.8 million.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2012, we repurchased 2.9 million shares of common stock pursuant to our repurchase program for an aggregate price of approximately $16.0 million. The repurchased shares were recorded as a reduction of our common stock and resulted in a reduction of stockholders’ equity.

Preferred Stock

We have 500,000 shares of $0.0001 par value preferred stock authorized, of which 200,000 shares were reserved for issuance in connection with our preferred stock rights plan. The right entitled the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at a price of $72.82. The rights were distributed at the rate of one right for each share of common stock as a non-taxable dividend and exercisable only in the event that a person or group acquires 15% or more of our outstanding common stock. The rights expired in August 2011.

Note 7—Commitments

Operating Leases

We lease certain facilities and equipment under operating lease agreements. Net rental expense charged to operations was $3.6 million in 2012, $3.7 million in 2011 and $3.9 million in 2010. Future minimum lease payments as of July 1, 2012 are as follows:

Operating Lease
(In thousands)
For the fiscal year:
2013	4,826
2014	4,682
2015	6,281
2016	3,468
2017	255
Thereafter	14

Total minimum lease payments	$19,526

Lease loss liabilities were recorded as a result of facility consolidations related to our restructuring activities and discontinued operations. As of July 1, 2012, the accrued lease loss liability was approximately $1.9 million. The total minimum rentals to be received (between July 1, 2012 and January 31, 2016) in the future under non-cancelable subleases as of July 1, 2012 were $2.3 million.

Purchase Orders

We had $15.6 million in non-cancelable purchase commitments with our suppliers as of July 1, 2012.

Note 8—Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of July 1, 2012, we had an accrual of $50,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our consolidated balance sheet.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Restructuring Charges

During 2012, we incurred approximately $1.2 million in lease loss charges, severance, consulting, and other charges in connection with restructuring activities primarily associated with the shutdown of certain activities at our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of July 1, 2012 will be paid over the next five years.

During 2011, we incurred approximately $8.1 million (net) in charges for: severance, manufacturing transfer consulting services, lease loss charges, and additional depreciation on leasehold improvements. These expenses included $8.7 million of severance, consulting, additional depreciation and other charges for our Puerto Rico facility closure and $1.7 million of severance, consulting and other charges related to the plan to move the Government business unit’s engineering and manufacturing teams from our Santa Rosa facility to San Jose and other facilities. The lease loss accrual was reduced by $2.3 million due to re-occupation of a section of our San Jose facility that was previously not used and the sub-lease of a section of our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates.

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

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended July 1, 2012 and July 3, 2011:

	Balance at July 3, 2011	Expense Additions	Payments	Balance at July 1, 2012
	(in thousands)
Lease loss accrual (fiscal 2004)	$161	$15	$(39)	$137
All other restructuring changes (fiscal 2004)	50	72	(54)	68
Lease loss accrual (fiscal 2009)	1,797	(482)	(413)	902
All other restructuring changes (fiscal 2010)	409	(47)	(287)	75
Lease loss accrual (fiscal 2011)	403	(125)	(108)	170
All other restructuring changes (fiscal 2011)	979	372	(1,351)	—
Lease loss accrual (fiscal 2012)	—	853	(155)	698
All other restructuring changes (fiscal 2012)	—	565	(406)	159

Total	$3,799	$1,223	$(2,813)	$2,209

Over the next twelve months, we expect to incur an additional $0.1 million in restructuring charges related to the above restructuring plans.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. Employee contributions vest immediately. Employer matching contributions vest 25%, 25% and 50% at end of first, second and third year, respectively. Symmetricom made matching contribution payments of $0.7 million in each fiscal year for 2012, 2011, and 2010 respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contributions do not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2012, 2011 and 2010.

Note 11—Discontinued Operations

During the third quarter of fiscal 2010, we completed the sale of our video QoE business to Cheetah Technologies, L.P. (“Cheetah”). Cheetah acquired the assets related to the QoE product line and hired the remaining QoE employees. The total purchase price was $2.3 million, including $0.4 million held in escrow as of March 28, 2010. The escrowed funds were subject to forfeiture to satisfy indemnification and other obligations, if any, to Cheetah. The period of escrow for the $0.4 million expired on July 1, 2011 and we recorded a gain of $0.4 million on release of the funds in fiscal 2011. In fiscal 2010, we recognized a gain on sale of discontinued operations of $0.9 million, net of income taxes. This gain reflected $1.9 million in cash received in the third quarter of fiscal 2010, less transaction costs, the net carrying value of assets and liabilities transferred, and other related costs, resulting in a $1.4 million gain on sales of discontinued operations, before income taxes. During fiscal year 2010, we also recognized a loss of $1.5 million on the operating results of QoE during this period. In addition, QoE was no longer shown as a reportable segment within continuing operations and all comparative information from prior periods was updated to reflect this change in fiscal 2010.

Selected financial information related to discontinued operations follows:

	Year Ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Revenue	$—	$—	$691
Loss on discontinued operations	$—	$—	$(1,454)
Gain on sale of discontinued operations	—	398	1,423

Income (loss) before income taxes	—	398	(31)
Income tax provision (benefit)	—	144	(11)

Income (loss) on discontinued operations, net of tax	$—	$254	$(20)

Note 12—Business Segment Information

Symmetricom is organized into two operating segments: Communications and Government and Enterprise. These two operating segments are our reporting segments. The Chief Operating Decision Maker (CODM), as

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

With the exception of intangible assets, we do not identify or allocate assets by operating segment, nor does our CEO evaluate operating segments using discrete asset information. We do not allocate certain of our selling, general, and administrative expenses, integration and restructuring charges, interest and other income, interest expense, or income taxes to operating segments.

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

Government and Enterprise

Our Government and Enterprise business provides timing technology products for aerospace/defense, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Year ended July 1, 2012

	Communications	Government and Enterprise	Corporate	Total
Net revenue	$132,345	$105,371	$—	$237,716
Cost of sales	65,781	66,745	1,178	133,704

Gross profit	66,564	38,626	(1,178)	104,012
Operating expenses	37,867	27,001	22,300	87,168

Operating income (loss)	$28,697	$11,625	$(23,478)	$16,844

Year ended July 3, 2011
	Communications	Government and Enterprise	Corporate	Total
Net revenue	$119,104	$89,042	$—	$208,146
Cost of sales	60,112	48,951	9,351	118,414

Gross profit	58,992	40,091	(9,351)	89,732
Operating expenses	36,302	24,251	22,048	82,601

Operating income (loss)	$22,690	$15,840	$(31,399)	$7,131

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended June 27, 2010
	Communications	Government and Enterprise	Corporate	Total
Net revenue	$139,079	$82,237	$—	$221,316
Cost of sales	69,945	48,226	5,625	123,796

Gross profit	69,134	34,011	(5,625)	97,520
Operating expenses	37,137	21,366	26,888	85,391

Operating income (loss)	$31,997	$12,645	$(32,513)	$12,129

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Selling, general and adminstrative costs	$22,255	$23,342	$22,222
Restructuring charges	1,223	8,057	10,291

Corporate-related total	$23,478	$31,399	$32,513

Our export sales, based on the location of the customer, accounted for 38%, 35%, and 33%, of our net revenue in fiscal 2012, 2011, and 2010 respectively. The geographical components of revenue are as follows:

	Year ended
	July 1, 2012	July 3, 2011	June 27, 2010
United States	62%	65%	67%
International:
Asia	14%	11%	11%
Europe	17%	17%	15%
Canada	4%	3%	2%
Latin America	3%	4%	3%
Rest of the world	0%	0%	2%

With the exception of property, plant and equipment, we do not identify or allocate our long-lived assets by geographic area. No material amount of property, plant and equipment exists outside the United States.

In fiscal 2012, 2011 and 2010, no customer accounted for 10% or more of our net revenue.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the contingent consideration arrangement at the acquisition date was $0.5 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model (See Note 3). The purchase price was determined as follows (amounts in thousands):

Initial cash payment	$1,400
Fair value of contingent consideration	540

Total	$1,940

This purchase price was allocated to fixed assets and intangible assets based on their estimated fair values as follows (amounts in thousands):

Fixed assets	$50
Intangible assets	1,890

Total	$1,940

The estimated fair value of Intangible assets acquired under the transaction consists of the following (in thousands):

Existing technology (estimated useful life 4 years)	$1,612
Customer relationships (estimated useful life 2 years)	278
Total	$1,890

The fair value of the acquired non-monetary assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by the Company based on market analysis, income analysis (discounted cash flow model), or cost approach. The fair value of fixed assets acquired was determined using market data for similar assets. The fair value of existing technology was determined using a discounted cash flow model from cash flow projections prepared by management, including an estimated undiscounted cash flows of approximately $3 million during the five to six year period after the acquisition, and a weighted average cost of capital. The fair value of customer relationships was determined using a cost approach which includes an estimate of time and expenses required to recreate the intangible asset.

Pro forma results of operations have not been presented because the effect of the business combination described in this Note was not material to our consolidated results of operations. Revenue and earnings per share for the acquired business, since the date of acquisition through July 1, 2012, were not material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of this period, our disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting information required to be disclosed in the reports that we file or submit under the Exchange Act within the time period specified by the SEC rules and forms, and (ii) in ensuring that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of July 1, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of July 1, 2012 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 10, 2012.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the “Company”) as of July 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 1, 2012 of the Company and our report dated September 10, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s retrospective adoption of new accounting guidance related to the presentation of comprehensive income.

/s/ Deloitte & Touche LLP

San Jose, California

September 10, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders to be held on October 26, 2012 (the “Proxy Statement”).

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

(a)	Financial Statements and Financial Statement Schedules

1.    Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended July 1, 2012, July 3, 2011, and June 27, 2010 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed January 9, 2002).

3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed February 9, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.1#	1999 Director Stock Option Plan, as amended through December 28, 2005, and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.2#	Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 8, 2006).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 17, 1996).

Exhibit No.	Description of Exhibits

10.7	First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed November 22, 2005).

10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 15, 2001).

10.12#	Employment Offer Letter between the Registrant and Justin Spencer dated September 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed October 2, 2008).

10.13#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.14#	Form of Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 5, 2010).

10.15#	Form of Restricted Stock Award Agreement (incorporated by reference from Schedule A to Exhibit (a)(1)(ii) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.16#	Form of Restricted Stock Award Agreement under the Registrant’s 1999 Employee Stock Option Plan, amended effective August 4, 2005 (incorporated by reference from Exhibit 10.21 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13, 2006).

10.24#	Amended and Restated 2006 Incentive Award Plan (incorporated by reference from the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed November 6, 2008) and forms of agreements thereunder (incorporated by reference from Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-155566) filed November 21, 2008).

10.25#	Employment Offer Letter, dated as of July 17, 2009, by and between the Registrant and David G. Côté (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed on July 27, 2009).

10.26*	Manufacturing Service Agreement, dated March 12, 2010, by and between the Registrant and Sanmina-SCI Corporation (“Sanmina-SCI”); Addendum 1 to Manufacturing Service Agreement, dated September 19, 2009, by and between the Registrant and Sanmina-SCI; Addendum 2 to Manufacturing Service Agreement, dated March 22, 2010, by and between the Registrant and Sanmina-SCI, and Amendment 1 to Addendum 2 to Manufacturing Service Agreement, dated May 20, 2010, by and between the Registrant and Sanmina-SCI (incorporated by reference from Exhibit 10.26 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 10, 2010).

10.27#	Symmetricom, Inc. 2010 Employee Stock Purchase plan, as amended and restated as of April 29, 2011. (incorporated by reference from Exhibit 10.27 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 16, 2011).

10.28**	Amendment 1 to Master Service Agreement, dated May 16, 2012, between the Registrant and Sanmina-SCI.

10.29	Amendment 2 to Manufacturing Service Agreement, dated July 27, 2012, between the Registrant and Sanmina-SCI.

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description of Exhibits

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file

#	Management contract or compensatory plan or arrangement
*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended July 1, 2012:
Accrued warranty expense	$1,601	$2,835	$2,714	$1,722
Allowance for doubtful accounts	$315	$(157)	$50	$108
Year ended July 3, 2011:
Accrued warranty expense	$2,900	$1,097	$2,396	$1,601
Allowance for doubtful accounts	$427	$102	$214	$315
Year ended June 27, 2010:
Accrued warranty expense	$3,737	$1,557	$2,394	$2,900
Allowance for doubtful accounts	$361	$178	$112	$427

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 12, 2012	By:	/s/ David G. Côté
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

Signatures	Title	Date

/s/ DAVID G. CÔTÉ David G. Côté	Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2012

/s/ JUSTIN R. SPENCER Justin R. Spencer	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 12, 2012

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Chairman of the Board	September 12, 2012

/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 12, 2012

/s/ JAMES CHIDDIX James Chiddix	Director	September 12, 2012

/S/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	September 12, 2012

/S/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 12, 2012

/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 12, 2012

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 12, 2012

/s/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 12, 2012