Form 10-Q
period 2012-09-30
SYMMETRICOM INC
filed 2012-11-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 28, 2012
Common Stock	40,883,825

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2012	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,814	$27,659
Short-term investments	43,811	39,280
Accounts receivable, net of allowance for doubtful accounts of $119 and $108	41,392	45,952
Inventories	45,899	47,618
Prepaids and other current assets	17,919	16,943

Total current assets	176,835	177,452
Property, plant and equipment, net	22,284	22,702
Intangible assets, net	3,196	3,458
Deferred taxes and other assets	27,773	27,413

Total assets	$230,088	$231,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,941	$9,300
Accrued compensation	10,692	14,574
Accrued warranty	1,779	1,722
Other accrued liabilities	10,671	11,841

Total current liabilities	37,083	37,437
Long-term obligations	5,241	5,472
Deferred income taxes	334	334

Total liabilities	42,658	43,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 51,954 shares issued and 40,797 outstanding at September 30, 2012; 51,500 shares issued and 40,952 outstanding at July 1, 2012	193,210	193,478
Accumulated other comprehensive loss	(113)	(232)
Accumulated deficit	(5,667)	(5,464)

Total stockholders’ equity	187,430	187,782

Total liabilities and stockholders’ equity	$230,088	$231,025

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011

Net revenue	$56,391	$56,378
Cost of sales:
Cost of products and services	31,900	29,830
Acquisition-related costs	234	186
Restructuring charges	(45)	417

Total cost of sales	32,089	30,433

Gross profit	24,302	25,945
Operating expenses:
Research and development	8,313	6,898
Selling, general and administrative	16,227	14,810
Amortization of intangible assets	86	52
Restructuring charges	55	96

Total operating expenses	24,681	21,856

Operating income (loss)	(379)	4,089

Interest income (loss), net of amortization (accretion) of premium (discount) on investments	(36)	66

Income (loss) before taxes	(415)	4,155
Income tax provision (benefit)	(212)	1,406

Net income (loss)	$(203)	$2,749

Earnings (loss) per share:
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.06

Shares used in computing earnings (loss) per share:
Weighted average shares outstanding—basic	40,510	42,687

Weighted average shares outstanding—diluted	40,510	43,294

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
	(in thousands )
Net income (loss)	$(203)	$2,749
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	99	(247)
Unrealized gain (loss) on investments	20	(35)

Other comprehensive income (loss)	119	(282)

Total comprehensive income (loss)	$(84)	$2,467

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income (loss)	$(203)	$2,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,557	1,455
Deferred income taxes	(382)	1,231
Loss on disposal of fixed assets	—	73
Stock-based compensation	1,772	1,163
Allowance for doubtful accounts	9	6
Provision for excess and obsolete inventory	534	1,238
Changes in assets and liabilities:
Accounts receivable	4,551	5,427
Inventories	1,185	(3,228)
Prepaids and other assets	(746)	(1,817)
Accounts payable	4,748	(7,444)
Accrued compensation	(3,882)	(1,899)
Other accrued liabilities	(1,344)	(3,073)

Net cash provided by (used in) operating activities	7,799	(4,119)

Cash flows from investing activities:
Purchases of short-term investments	(13,219)	(998)
Maturities/sale of short-term investments	8,500	14,646
Purchases of property, plant and equipment	(984)	(968)
Remaining cash proceeds from sale of discontinued operations	—	210

Net cash (used in) provided by investing activities	(5,703)	12,890

Cash flows from financing activities:
Proceeds from issuance of common stock	1,759	774
Repurchase of common stock	(3,799)	(2,023)

Net cash used in financing activities	(2,040)	(1,249)

Effect of exchange rate changes on cash	99	(247)

Net increase in cash and cash equivalents	155	7,275
Cash and cash equivalents at beginning of period	27,659	20,318

Cash and cash equivalents at end of period	$27,814	$27,593

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$20	$(35)
Property, plant and equipment purchases included in accounts payable	78	80
Cash payments for:
Income taxes	1,217	175

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2013.

The condensed consolidated balance sheet as of July 1, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2012 and July 1, 2012:

	Fair Value as of September 30, 2012	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$11,006	$11,006	$—	$—

Short-term investments:
Corporate debt securities	31,931	—	31,931	—
Government sponsored enterprise debt securities	9,016	—	9,016	—
Mutual funds	2,864	2,864	—	—

Total short-term investments	43,811	2,864	40,947	—

Total financial assets	$54,817	$13,870	$40,947	$—

Liabilities:
Contingent consideration	$598	$—	$—	$598

Total financial liabilities	$598	$—	$—	$598

	Fair Value as of July 1, 2012	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$8,650	$8,650	$—	$—

Short-term investments:
Corporate debt securities	23,703	—	23,703	—
Government sponsored enterprise debt securities	12,515	—	12,515	—
Mutual funds	3,062	3,062	—	—

Total short-term investments	39,280	3,062	36,218	—

Total financial assets	$47,930	$11,712	$36,218	$—

Liabilities:
Contingent consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

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

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan. The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
September 30, 2012	(In thousands)
Money market funds	$11,006	$—	$11,006
Corporate debt securities	31,903	28	31,931
Government sponsored enterprise debt securities	9,012	4	9,016
Mutual funds	2,864	—	2,864

Total financial assets	$54,785	$32	$54,817

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
July 1, 2012	(In thousands)
Money market funds	$8,650	$—	$8,650
Corporate debt securities	23,705	(2)	23,703
Government sponsored enterprise debt securities	12,513	2	12,515
Mutual funds	3,062	—	3,062

Total financial assets	$47,930	$—	$47,930

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities and Government sponsored enterprise debt securities) recorded as short-term investments as of September 30, 2012:

	Amortized Cost	Fair Value
	(In thousands)

Less than 1 year	$24,627	$24,652
Due in 1 to 3 years	16,288	16,295

Total	$40,915	$40,947

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for the first quarter of 2013 (in thousands):

Contingent consideration
Balance as of July 1, 2012	$540
Add: Adjustment to present value of contingent consideration	58

Balance as of September 30, 2012	$598

Contingent consideration on acquired business was measured at fair value on a recurring basis using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities: Contingent consideration	Present value of a Probability Weighted Earnout model using an appropriate discount rate.	Estimate of future revenue associated with acquired technology. Revenue of $4.9 million over a range of 2.5 years to 3 years.

An increase in the revenue growth percentage could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the revenue growth percentage could result in a significantly lower estimated fair value of contingent consideration liability.

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments, if any, are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in fiscal 2013. No payments were made in first quarter of fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 12). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the income statement.

Note 3. Inventories

Components of inventories were as follows:

	September 30, 2012	July 1, 2012
	(In thousands )

Raw materials	$20,419	$21,003
Work-in-process	10,617	10,440
Finished goods	14,863	16,175

Inventories	$45,899	$47,618

Certain inventories, not expected to be consumed within the next 12 months, are included in the condensed consolidated balance sheet as non-current other assets (within “Deferred Tax and Other Assets”). These inventories consist of raw materials and finished goods and totaled $2.6 million, as of both September 30, 2012 and July 1, 2012, respectively.

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$25,970	$(24,058)	$1,912
Customer lists and trademarks	7,303	(6,019)	1,284

Total as of September 30, 2012	$33,273	$(30,077)	$3,196

Purchased technology	$25,970	$(23,845)	$2,125
Customer lists and trademarks	7,303	(5,970)	1,333

Total as of July 1, 2012	$33,273	$(29,815)	$3,458

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2013 (Remaining 9 months)	$782
2014	1,010
2015	635
2016	461
2017	154
Thereafter	154

Total amortization	$3,196

Intangible asset amortization expense for the first quarter of fiscal 2013 and 2012 was $0.3 million and $0.2 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Beginning balance	$1,722	$1,601
Provision for warranty	731	505
Accruals related to change in estimate	117	92
Less: Actual warranty costs	(791)	(721)

Ending balance	$1,779	$1,477

Note 6. Long-term Obligations

Long-term obligations consist of:

	September 30, 2012	July 1, 2012
	(In thousands)
Long-term obligations:
Deferred revenue	$2,103	$2,254
Lease loss accrual, net	1,100	1,240
Rent accrual	1,074	1,102
Post-retirement benefits	203	173
Income tax	216	216
Contingent consideration for acquired business	545	487

Total	$5,241	$5,472

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the three months ended September 30, 2012 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2012	2,889	7,316	$5.54	261	$5.68
Granted—options	(104)	104	6.11	—	—
Granted—restricted shares	(200)	—	—	100	6.15
Exercised	—	(196)	4.97	—	—
Cancelled and Expired	66	(66)	6.09	—	—

Balances at September 30, 2012	2,652	7,158	$5.55	361	$5.81

On October 26, 2012, the stockholders approved an amendment to the 2006 Incentive Award Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.

Stock options outstanding, vested and expected to vest, and exercisable as of September 30, 2012 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years )		(In thousands)

Outstanding	7,158	4.41	$5.55	$10,948

Vested and expected to vest	6,902	4.37	$5.56	$10,560

Exercisable	3,724	3.42	$5.67	$5,658

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 30, 2012, based on our common stock closing price of $6.97 on September 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of fiscal 2013 and 2012 was approximately $0.3 million and $0.1 million, respectively.

For the first quarter of fiscal 2013 and 2012, the weighted-average estimated fair value of options granted was $2.89 and $2.43 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividends and the weighted-average assumptions for the three months ended September 30, 2012 and October 2, 2011 as follows:

	Three months ended
	September 30, 2012	October 2, 2011
Expected life (in years)	4.9	5.1
Risk-free interest rate	0.7%	0.7%
Volatility	56.6%	55.7%

We calculated the stock-based compensation expense in the first quarter of fiscal 2013 and 2012, using an estimated annual forfeiture rate of 5.6% and 7.5%, respectively. At September 30, 2012, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $4.5 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands )

Cost of sales	$291	$119
Research and development	361	289
Selling, general and administrative	1,120	755

Pre-tax stock-based compensation expense	1,772	1,163
Less: Income Tax effect	656	430

Net stock-based compensation expense	$1,116	$733

The above table includes expense of $0.1 million and $0.1 million, relating to the employee stock purchase plan (ESPP) for the first quarter of fiscal 2013 and 2012, respectively.

Performance Awards

In the second quarter of fiscal 2012, the Company communicated its intention to grant 110,000 shares of performance based restricted stock to its executive management employees subject to the achievement of certain financial performance targets. The number of stock awards that would ultimately be granted depended on actual business performance measured for fiscal 2012 against certain targets for revenue and profitability for the Company’s business as well as continued employment with the Company. During the first quarter of fiscal 2013, 92,620 restricted shares were granted upon achievement of financial performance targets.

Stock Repurchases

During the first quarter of fiscal 2013, the Company repurchased 609,633 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $3.8 million. As of September 30, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.2 million.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities and severance costs, at September 30, 2012:

	July 1, 2012	Expense Additions	Payments	September 30, 2012
	(in thousands)
Lease loss accrual (fiscal 2004)	$137	$1	$(10)	$128
All other restructuring changes (fiscal 2004)	68	—	(22)	46
Lease loss accrual (fiscal 2009)	902	33	(104)	831
All other restructuring changes (fiscal 2010)	75	(185)	185	75
Lease loss accrual (fiscal 2011)	170	1	(13)	158
Lease loss accrual (fiscal 2012)	698	5	(77)	626
All other restructuring changes (fiscal 2012)	159	155	(215)	99

Total	$2,209	$10	$(256)	$1,963

The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of September 30, 2012 will be paid over the next five years.

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(203)	$2,749

Shares (denominator):
Weighted average common shares outstanding	40,826	42,897
Weighted average common shares outstanding subject to repurchase	(316)	(210)

Weighted average shares outstanding—basic	40,510	42,687
Weighted average dilutive share equivalents from stock options	—	506
Weighted average dilutive common shares subject to repurchase	—	101

Weighted average shares outstanding— diluted	40,510	43,294

Earnings (loss) per share:
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)

Stock options	7,281	3,391
Common shares subject to repurchase	316	—

Total shares of common stock excluded from diluted net income (loss) per share calculation	7,597	3,391

Note 10. Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20,

2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of September 30, 2012, we had an accrual of $46,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

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

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented (in thousands):

Three months ended September 30, 2012

	Communications	Government and Enterprise	Corporate	Total

Net revenue	$31,439	$24,952	$—	$56,391
Cost of sales	15,210	16,924	(45)	32,089

Gross profit	16,229	8,028	45	24,302
Operating expenses	9,691	7,188	7,802	24,681

Operating income (loss)	$6,538	$840	$(7,757)	$(379)

Three months ended October 2, 2011

	Communications	Government and Enterprise	Corporate	Total

Net revenue	$33,570	$22,808	$—	$56,378
Cost of sales	16,279	13,737	417	30,433

Gross profit	17,291	9,071	(417)	25,945
Operating expenses	9,730	6,269	5,857	21,856

Operating income (loss)	$7,561	$2,802	$(6,274)	$4,089

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011

Selling, general and administrative costs	$7,747	$5,761
Restructuring charges	10	513

Corporate-related total	$7,757	$6,274

12. Business Combination

During third quarter of fiscal 2012, the Company acquired a product line (existing technology, customer relationships, fixed assets and employees) to enhance the Company’s product offerings in embedded timing and synchronization solutions for residential small cell solutions. This transaction was recorded as an acquisition of a business. The transaction price was approximately $2.4 million of which $1.4 million was paid in cash and approximately $1.0 million is contingent consideration payable as a royalty upon future sales of such products.

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

The fair value of the acquired non-monetary assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by the Company based on market analysis, income analysis (discounted cash flow model), or cost approach. The fair value of fixed assets acquired was determined using market data for similar assets. The fair value of existing technology was determined using a discounted cash flow model from cash flow projections prepared by management, including estimated undiscounted cash flows of approximately $3 million during the five to six year period after the acquisition, and a weighted average cost of capital. The fair value of customer relationships was determined using a cost approach which includes an estimate of time and expenses required to recreate the intangible asset.

Pro forma results of operations have not been presented because the effect of the business combination described in this Note was not material to our condensed consolidated results of operations. Revenue and earnings per share for the acquired business, since the date of acquisition through September 30, 2012, were not material.

13. Subsequent Event

On October 22, 2012, the Company committed to closing its research and development operation in Beijing, China. After evaluating the Beijing R&D operation against current and future needs, the Company decided to consolidate its engineering resources into its existing U.S. facilities, placing test engineering and development engineering positions in closer geographic proximity. The Company is therefore closing its Beijing R&D operation, eliminating approximately 35 positions in China, primarily system test engineering positions. The closure and transition is expected to be completed in the second half of fiscal 2013. After relocating a certain number of these positions to the U.S., the Company expects to incur restructuring and other transition related costs of approximately $3.0 million over the next few quarters, and once completed, anticipates the transition to be cost neutral. Total restructuring and other transition charges are expected to include severance and employee termination benefits of approximately $0.6 million, facility lease termination costs of approximately $0.4 million, legal fees and other intellectual property related costs of approximately $1.2 million, equipment write-off and re-location costs of approximately $0.3 million and travel and other position re-location costs of approximately $0.5 million. Total cash expenditures associated with the closure are expected to be approximately $2.8 million.

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

These risks and uncertainties include, but are not limited to, the extent and magnitude of customer orders received and shipped within the same quarter, risks relating to general economic conditions in the markets we address and the telecommunications and government markets in general, risks related to the development of our new products and services, reliance on our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws or misappropriation of intellectual property, developments in and expenses related to litigation, the inability to obtain sufficient amounts of key components, the rescheduling or cancellation of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors, design flaws, defects in our products or start-up manufacturing difficulties, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the risks set forth below in Item 1A, “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Current macro-economic factors are dynamic and uncertain. Further, the recent hurricane, which impacted the north-eastern United States, could exacerbate these uncertainties and impact our customers and our manufacturing supply-chain partners. There is the potential for these conditions to remain uncertain for the remainder of fiscal year 2013. If difficult economic conditions continue or markedly worsen or if the impacts of the hurricane are prolonged or if there are reductions in government/defense spending or if there are further reductions in telecommunications market spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three months ended September 30, 2012 and October 2, 2011:

	Three Months Ended
	September 30,	October 2,
	2012	2011
Net revenue

Communications	55.8%	59.5%
Government and Enterprise	44.2%	40.5%

Total net revenue	100.0%	100.0%

Cost of products and services	56.6%	52.9%
Acquisition-related costs	0.4%	0.3%
Restructuring charges	(0.1)%	0.7%

Gross profit	43.1%	46.0%
Operating expenses:
Research and development	14.7%	12.2%
Selling, general and administrative	28.8%	26.3%
Amortization of intangible assets	0.2%	0.1%
Restructuring charges	0.1%	0.2%

Operating income (loss)	(0.7)%	7.3%
Interest income (loss), net of amortization (accretion) of premium (discount) on investments	(0.1)%	0.1%
Income (loss) before taxes	(0.7)%	7.3%
Income tax provision (benefit)	(0.4)%	2.4%

Net income (loss)	(0.4)%	4.9%

Net Revenue:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Net Revenue :
Communications	$31,439	$33,570	$(2,131)	(6.3)%
Government and Enterprise	24,952	22,808	2,144	9.4

Total Net Revenue	$56,391	$56,378	$13	0.0
Percentage of Revenue	100%	100%

Net revenue consists of sales of products, software licenses and services. In the first quarter of fiscal 2013, net revenue remained at a level comparable to the corresponding quarter of fiscal 2012. The decrease in Communications business is due to lower sales of traditional sync and DOCSIS© Timing Interface (DTI) products, partially offset by higher sales of PackeTime™ and embedded products. The increase in Government and Enterprise segment revenue is due to an increase in sales of Quantum™ Chip Scale Atomic Clocks (CSAC) and government programs business, partially offset by a decrease in sales of instrument, enterprise and clock products.

Gross Profit:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Gross Profit :
Communications	$16,229	$17,291	$(1,062)	(6.1)%
Government and Enterprise	8,028	9,071	(1,043)	(11.5)
Corporate related	45	(417)	462	(110.8)

Total Gross Profit	$24,302	$25,945	$(1,643)	(6.3)
Percentage of Revenue	43.1%	46.0%

Gross profit in the first quarter of fiscal 2013 decreased by $1.6 million, or 6.3%, compared to the corresponding quarter of fiscal 2012. Gross profit as a percentage of revenue in the first quarter of fiscal 2013 decreased to 43.1% compared to 46.0% in the corresponding quarter of fiscal 2012 due to a product mix shift to lower margin products. Gross profit for our Communications segment decreased by 6.1% in the first quarter of fiscal 2013 compared to the corresponding quarter of fiscal 2012 due to a corresponding decrease in the revenue in this segment of 6.3%. Gross profit for our Government and Enterprise segment decreased by 11.5% in the first quarter of fiscal 2013 compared to the corresponding quarter of fiscal 2012 whereas the revenue in this segment increased by 9.4% due to a higher mix of government programs business and CSAC sales, which carry lower gross margins.

Corporate related charges decreased by $0.5 million, or 110.8%, in the first quarter of fiscal 2013 due to higher restructuring charges in the first quarter of fiscal 2012 related to activities associated with the closure of our Santa Rosa manufacturing facility.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Research and development expense	$8,313	$6,898	$1,415	20.5%
Percentage of Revenue	14.7%	12.2%

Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses in the first quarter of fiscal 2013 increased compared to the same quarter of fiscal 2012 due primarily to an increase in new product introduction costs and consulting services costs. We expect research and development expenses in the second quarter of fiscal 2013 to be consistent with the first quarter of fiscal 2013.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Selling, general and administrative	$16,227	$14,810	$1,417	9.6%
Percentage of Revenue	28.8%	26.3%

Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. These expenses increased in the first quarter of fiscal 2013 compared to the same quarter of fiscal 2012, due primarily to an increase in employee compensation costs and higher legal, audit fees and costs incurred related to the planned closure of our China R&D operation. We expect selling, general and administrative expenses in the second quarter of fiscal 2013 to be consistent with the first quarter of fiscal 2013.

Amortization of intangible assets:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Amortization of intangible assets	$86	$52	$34	65.4%
Percentage of Revenue	0.2%	0.1%

Amortization of intangible assets increased in the first quarter of fiscal 2013 compared to the same period of fiscal 2012 due to higher amortization of intangible assets arising from the assets acquired after the first quarter of fiscal 2012, partially offset by certain assets becoming fully amortized during first quarter of fiscal 2013.

Restructuring charges:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Restructuring charges	$55	$96	$(41)	(42.7)%
Percentage of Revenue	0.1%	0.2%

Restructuring charges in the first quarter of fiscal 2013 and in the corresponding quarter of fiscal 2012 consisted of severance, consulting and outside services.

Interest income (loss), net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Interest income (loss), net of amortization (accretion) of premium (discount) on investments	$(36)	$66	$(102)	(154.5)%
Percentage of Revenue	(0.1)%	0.1%

Interest income (loss), net of amortization (accretion) of premium (discount) on investments decreased $0.1 million in the first quarter of fiscal 2013 compared to the same period of prior year due to the decline in value of the assets of the Company’s deferred compensation plan in the first quarter of fiscal 2013.

Income tax provision (benefit):

	Three Months Ended		$ Change	% Change
	September 30, 2012	October 2, 2011

Income tax provision (benefit)	$(212)	$1,406	$(1,618)	(115.1)%
Percentage of Revenue	(0.4)%	2.4%

In the first quarter of fiscal 2013, we recorded an income tax benefit of $0.2 million due to a pretax loss, compared to a provision of $1.4 million in the corresponding quarter of fiscal 2012. Our effective tax rate in the first quarter of fiscal 2013 was 51.1%, compared to an effective tax rate of 33.8% in the corresponding quarter of fiscal 2012. The effective tax rate for the first quarter of fiscal 2013 benefitted from employees’ disqualifying dispositions of shares purchased through our employee stock purchase plan.

Key Operating Metrics

Key operating metrics for measuring our performance includes sales backlog. A comparison of this metric at the end of the first quarter of fiscal 2013 with the end of fiscal 2012 is below:

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

Our backlog totaled $48.9 million as of September 30, 2012, compared to $45.4 million as of July 1, 2012. As of September 30, 2012, $39.4 million of our backlog was shippable within the next six months, compared to $34.9 million as of July 1, 2012.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	September 30, 2012	July 1, 2012	Change
Cash and cash equivalents	$27,814	$27,659	$155
Short-term investments	43,811	39,280	4,531

Total	$71,625	$66,939	$4,686

As of September 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $71.6 million and accounts receivable of $41.4 million.

As of September 30, 2012, working capital was $139.8 million compared to $140.0 million as of July 1, 2012. Cash, cash equivalents and short-term investments as of September 30, 2012 increased to $71.6 million from $66.9 million as of July 1, 2012.

Our days sales outstanding in accounts receivable was 67 days as of September 30, 2012, compared to 67 days as of July 1, 2012.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first three months of fiscal 2013 was $7.8 million. Net cash provided by operating activities consisted of non-cash charges of $3.5 million and net changes in assets and liabilities of $4.5 million, partially offset by a loss of $0.2 million. The non-cash charges consisted of $1.6 million in depreciation and amortization, $1.8 million in stock-based compensation, $0.5 million in provision for excess and obsolete inventory, partially offset by $0.4 million in deferred income taxes. Changes in assets and liabilities consisted of a $4.7 million increase in accounts payable, $4.6 million decrease in accounts receivable, and a $1.2 million decrease in inventories, partially offset by $3.9 million decrease in accrued compensation, $1.3 million decrease in other accrued liabilities and $0.7 million increase in prepaid and other assets.

Cash flows from investing activities

Net cash used in investing activities was $5.7 million in the first three months of fiscal 2013, which represented purchase of short-term investments of $13.2 million and purchase of $1.0 million for property, plant and equipment, partially offset by sales/maturities of short-term investments of $8.5 million.

Cash flows from financing activities

Net cash used for financing activities was $2.0 million in the first three months of fiscal 2013, which was comprised of the repurchase of common stock for $3.8 million, partially offset by cash generated from the issuance of common stock for $1.8 million.

Contingencies

See Item 1 of Part I, Financial Statements—Note 10—Litigation and Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1—Basis of Presentation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended July 1, 2012. Our exposure to market risk has not changed materially since July 1, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements—Note 10—Litigation and Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended July 1, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2, 2012 through July 29, 2012	182,233	$6.01	182,233	2,580,261
July 30, 2012 through August 26, 2012	217,400	6.16	217,400	2,362,861
August 27, 2012 through September 30, 2012	210,000	6.50	210,000	2,152,861

Total	609,633	$6.23	609,633

During the first quarter of fiscal 2013, we repurchased 609,633 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $3.8 million. As of September 30, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 2.2 million.

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

SYMMETRICOM, INC.
(Registrant)

Date: November 8, 2012	By:	/S/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

Date: November 8, 2012	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)