Form 10-Q
period 2012-12-30
SYMMETRICOM INC
filed 2013-02-08
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of January 27, 2013
Common Stock	40,796,571

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 30, 2012	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,966	$27,659
Short-term investments	44,789	39,280
Accounts receivable, net of allowance for doubtful accounts of $658 and $108	35,789	45,952
Inventories	48,176	47,618
Prepaids and other current assets	19,290	16,943

Total current assets	174,010	177,452
Property, plant and equipment, net	23,075	22,702
Intangible assets, net	3,364	3,458
Deferred taxes and other assets	28,200	27,413

Total assets	$228,649	$231,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,715	$9,300
Accrued compensation	12,606	14,574
Accrued warranty	1,492	1,722
Other accrued liabilities	10,409	11,841

Total current liabilities	37,222	37,437
Long-term obligations	5,239	5,472
Deferred income taxes	334	334

Total liabilities	42,795	43,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 52,177 shares issued and 40,685 outstanding at December 30, 2012; 51,500 shares issued and 40,952 outstanding at July 1, 2012	193,408	193,478
Accumulated other comprehensive loss	(112)	(232)
Accumulated deficit	(7,442)	(5,464)

Total stockholders’ equity	185,854	187,782

Total liabilities and stockholders’ equity	$228,649	$231,025

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Net revenue	$49,151	$58,294	$105,542	$114,672
Cost of sales:
Cost of products and services	27,861	32,225	59,761	62,055
Acquisition-related costs	248	185	482	371
Restructuring charges	41	674	(4)	1,091

Total cost of sales	28,150	33,084	60,239	63,517

Gross profit	21,001	25,210	45,303	51,155
Operating expenses:
Research and development	7,805	6,548	16,118	13,446
Selling, general and administrative	14,778	14,864	31,005	29,674
Amortization of intangible assets	86	52	172	104
Restructuring charges	1,146	103	1,201	199

Total operating expenses	23,815	21,567	48,496	43,423

Operating income (loss)	(2,814)	3,643	(3,193)	7,732

Interest income, net of amortization (accretion) of premium (discount) on investments	178	(296)	142	(230)

Income (loss) before taxes	(2,636)	3,347	(3,051)	7,502
Income tax provision (benefit)	(861)	902	(1,073)	2,308

Net income (loss)	$(1,775)	$2,445	$(1,978)	$5,194

Earnings (loss) per share:
Basic	$(0.04)	$0.06	$(0.05)	$0.12

Diluted	$(0.04)	$0.06	$(0.05)	$0.12

Shares used in computing earnings (loss) per share:
Weighted average shares outstanding—basic	40,356	42,292	40,432	42,490

Weighted average shares outstanding—diluted	40,356	42,762	40,432	42,989

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Net income (loss)	$(1,775)	$2,445	$(1,978)	$5,194
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	19	11	118	(236)
Unrealized gain (loss) on investments	(18)	4	2	(31)

Other comprehensive income (loss)	1	15	120	(267)

Total comprehensive income (loss)	$(1,774)	$2,460	$(1,858)	$4,927

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income (loss)	$(1,978)	$5,194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,206	2,854
Deferred income taxes	(1,418)	2,048
Loss on disposal of fixed assets	330	139
Stock-based compensation	3,459	2,843
Allowance for doubtful accounts	550	10
Provision for excess and obsolete inventory	1,446	2,012
Changes in assets and liabilities:
Accounts receivable	9,613	3,962
Inventories	(2,004)	(1,859)
Prepaids and other assets	(1,227)	(3,260)
Accounts payable	2,361	(7,601)
Accrued compensation	(1,968)	(811)
Other accrued liabilities	(2,247)	(3,229)

Net cash provided by operating activities	10,123	2,302

Cash flows from investing activities:
Purchases of short-term investments	(22,546)	(15,576)
Maturities/sale of short-term investments	16,500	22,728
Purchases of property, plant and equipment	(2,259)	(1,922)
Payment to acquire business	(100)	—
Remaining cash proceeds from sale of discontinued operations	—	210

Net cash provided by (used in) investing activities	(8,405)	5,440

Cash flows from financing activities:
Proceeds from issuance of common stock	2,111	1,072
Repurchase of common stock	(5,640)	(6,102)

Net cash used in financing activities	(3,529)	(5,030)

Effect of exchange rate changes on cash	118	(236)

Net increase (decrease) in cash and cash equivalents	(1,693)	2,476
Cash and cash equivalents at beginning of period	27,659	20,318

Cash and cash equivalents at end of period	$25,966	$22,794

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$2	$(31)
Property, plant and equipment purchases included in accounts payable	1,239	133
Purchase consideration for acquired business	350	—
Cash payments for:
Income taxes	1,417	264

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The results of operations for the three and six months ended December 30, 2012 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2013.

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

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of December 30, 2012 and July 1, 2012:

	Fair Value as of December 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$10,076	$10,076	$—	$—

Short-term investments:
Corporate debt securities	33,646	—	33,646	—
Government sponsored enterprise debt securities	8,259	—	8,259	—
Mutual funds	2,884	2,884	—	—

Total short-term investments	44,789	2,884	41,905	—

Total financial assets	$54,865	$12,960	$41,905	$—

Liabilities:
Contingent consideration	$650	$—	$—	$650

Total financial liabilities	$650	$—	$—	$650

	Fair Value as of July 1, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$8,650	$8,650	$—	$—

Short-term investments:
Corporate debt securities	23,703	—	23,703	—
Government sponsored enterprise debt securities	12,515	—	12,515	—
Mutual funds	3,062	3,062	—	—

Total short-term investments	39,280	3,062	36,218	—

Total financial assets	$47,930	$11,712	$36,218	$—

Liabilities:
Contingent consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

Level 1 and 2 financial assets:

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
December 30, 2012	(In thousands)
Money market funds	$10,076	$—	$10,076
Corporate debt securities	33,642	4	33,646
Government sponsored enterprise debt securities	8,258	1	8,259
Mutual funds	2,884	—	2,884

Total financial assets	$54,860	$5	$54,865

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
July 1, 2012	(In thousands)
Money market funds	$8,650	$—	$8,650
Corporate debt securities	23,705	(2)	23,703
Government sponsored enterprise debt securities	12,513	2	12,515
Mutual funds	3,062	—	3,062

Total financial assets	$47,930	$—	$47,930

The following table summarizes the contractual maturities of fixed income securities (corporate debt securities and government sponsored enterprise debt securities) recorded as short-term investments as of December 30, 2012:

	Amortized Cost	Fair Value
	(In thousands)

Less than 1 year	$22,373	$22,385
Due in 1 to 3 years	19,527	19,520

Total	$41,900	$41,905

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for the first six months of 2013 (in thousands):

Contingent consideration
Balance as of July 1, 2012	$540
Add: Adjustment to present value of contingent consideration	110

Balance as of December 30, 2012	$650

Contingent consideration on acquired business is measured at fair value on a recurring basis using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

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

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments, if any, are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in fiscal 2013. No payments were made in the first six months of fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 12). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the income statement.

Note 3. Inventories

Components of inventories were as follows:

	December 30, 2012	July 1, 2012
	(In thousands)

Raw materials	$19,950	$21,003
Work-in-process	9,794	10,440
Finished goods	18,432	16,175

Inventories	$48,176	$47,618

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$26,420	$(24,215)	$2,205
Customer lists and trademarks	7,303	(6,144)	1,159

Total as of December 30, 2012	$33,723	$(30,359)	$3,364

Purchased technology	$25,970	$(23,845)	$2,125
Customer lists and trademarks	7,303	(5,970)	1,333

Total as of July 1, 2012	$33,273	$(29,815)	$3,458

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2013 (Remaining 6 months)	$567
2014	1,099
2015	726
2016	551
2017	244
Thereafter	177

Total amortization	$3,364

Intangible asset amortization expense for the second quarter of fiscal 2013 and 2012 was $0.3 million and $0.2 million, respectively. Intangible asset amortization expense for the first six months of fiscal 2013 and 2012 was $0.6 million and $0.5 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)		(In thousands)
Beginning balance	$1,779	$1,477	$1,722	$1,601
Provision for warranty	511	725	1,242	1,230
Accruals related to change in estimate	(214)	251	(97)	343
Less: Actual warranty costs	(584)	(618)	(1,375)	(1,339)

Ending balance	$1,492	$1,835	$1,492	$1,835

Note 6. Long-term Obligations

Long-term obligations consist of:

	December 30, 2012	July 1, 2012
	(In thousands)
Long-term obligations:
Deferred revenue	$2,029	$2,254
Lease loss accrual, net	963	1,240
Rent accrual	1,043	1,102
Post-retirement benefits	193	173
Income tax	216	216
Consideration for acquired businesses	795	487

Total	$5,239	$5,472

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the six months ended December 30, 2012 is as follows:

	Shares Available For Grant	Non Performance-based Options Outstanding		Restricted Stock Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2012	2,889	7,316	$5.54	261	$5.68
Granted—options	(1,280)	1,280	6.14	—	—
Granted—restricted shares	(406)	—	—	203	6.19
Exercised	—	(316)	4.88	—	—
Vested	—	—	—	(107)	5.94
Cancelled	140	(140)	5.85	—	—

Balances at December 30, 2012	1,343	8,140	$5.65	357	$5.89

Stock options outstanding, vested and expected to vest, and exercisable as of December 30, 2012 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)

Outstanding	8,140	4.58	$5.65	$3,179

Vested and expected to vest	7,852	4.53	$5.65	$3,117

Exercisable	4,208	3.50	$5.64	$2,157

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of December 30, 2012, based on our common stock closing price of $5.66 on December 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the second quarter of fiscal 2013 and 2012 was approximately $141,000 and $54,000, respectively.

For the second quarter of fiscal 2013 and 2012, the weighted-average estimated fair value of options granted was $2.92 and $2.43 per share, respectively. For the six months ended December 30, 2012 and January 1, 2012, the weighted-average estimated fair value of options granted was $2.92 and $2.43 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and six months ended December 30, 2012 and January 1, 2012 as follows:

	Three months ended		Six months ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected life (in years)	4.9	4.9	4.9	5.0
Risk-free interest rate	0.5%	0.6%	0.5%	0.7%
Volatility	56.8%	56.8%	56.8%	56.2%

We calculated the stock-based compensation expense in the second quarter of fiscal 2013 and 2012, using an estimated annual forfeiture rate of 5.6% and 7.2%, respectively. At December 30, 2012, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $6.6 million, net of estimated forfeitures of $1.1 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)		(In thousands)

Cost of sales	$250	$215	$541	$334
Research and development	316	295	677	584
Selling, general and administrative	1,121	1,170	2,241	1,925

Pre-tax stock-based compensation expense	1,687	1,680	3,459	2,843

Less: Income Tax effect	624	622	1,280	1,052

Total	$1,063	$1,058	$2,179	$1,791

The above table includes expense of $0.2 million and $0.3 million, relating to the employee stock purchase plan (ESPP) for the second quarter and first six months of both fiscal 2013 and 2012.

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

In the second quarter of fiscal 2013, the Company communicated its intention to grant 103,000 shares of performance based restricted stock to its executive management employees subject to the achievement of certain financial performance targets. The number of stock awards that will ultimately be granted depends on actual business performance measured for fiscal 2013 against certain targets for revenue and profitability for the Company’s business as well as continued employment with the Company.

Stock Repurchases

During the second quarter of fiscal 2013, we repurchased 257,927 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.6 million. Further, we repurchased 77,234 shares in the second quarter of fiscal 2013 for an aggregate price of approximately $0.5 million to cover the cost of employee income taxes on vested restricted stock and option exercises.

As of December 30, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities and severance costs, at December 30, 2012 and July 1, 2012:

	July 1, 2012	Expense Additions	Payments	December 30, 2012
	(in thousands)
Lease loss accrual (fiscal 2004)	$137	$2	$(20)	$119
All other restructuring changes (fiscal 2004)	68	30	(47)	51
Lease loss accrual (fiscal 2009)	902	40	(167)	775
All other restructuring changes (fiscal 2010)	75	(165)	164	74
Lease loss accrual (fiscal 2011)	170	2	(25)	147
Lease loss accrual (fiscal 2012)	698	9	(154)	553
All other restructuring changes (fiscal 2012)	159	202	(287)	74
All other restructuring changes (fiscal 2013)	—	1,077	(1,027)	50

Total	$2,209	$1,197	$(1,563)	$1,843

During the first six months of fiscal 2013, we incurred approximately $1.1 million severance, consulting and outside service charges related to closing of research and development operations in China.

The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of December 30, 2012 will be paid over the next five years.

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,775)	$2,445	$(1,978)	$5,194

Shares (denominator):
Weighted average common shares outstanding	40,720	42,530	40,772	42,715
Weighted average common shares outstanding subject to repurchase	(364)	(238)	(340)	(225)

Weighted average shares outstanding—basic	40,356	42,292	40,432	42,490
Weighted average dilutive share equivalents from stock options	—	355	—	392
Weighted average dilutive common shares subject to repurchase	—	115	—	107

Weighted average shares outstanding—diluted	40,356	42,762	40,432	42,989

Earnings (loss) per share:
Basic	$(0.04)	$0.06	$(0.05)	$0.12

Diluted	$(0.04)	$0.06	$(0.05)	$0.12

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)		(In thousands)

Stock options	7,855	5,531	7,569	4,785
Common shares subject to repurchase	364	—	340	—

Total shares of common stock excluded from diluted net income (loss) per share calculation	8,219	5,531	7,909	4,785

Note 10. Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of December 30, 2012, we had an accrual of $50,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

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

The following describes our two reporting segments:

Communications

Our Communications business supplies timing technologies and services for worldwide communications infrastructure. Products include primary reference sources, synchronization distribution systems and embedded components and software, all of which support the timing and synchronization requirements of telecommunications and cable networks and equipment.

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

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Three months ended December 30, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$26,188	$22,963	$—	$49,151
Cost of sales	13,425	14,674	51	28,150

Gross profit	12,763	8,289	(51)	21,001
Operating expenses	9,098	6,669	8,048	23,815

Operating income (loss)	$3,665	$1,620	$(8,099)	$(2,814)

Three months ended January 1, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$33,307	$24,987	$—	$58,294
Cost of sales	16,856	15,554	674	33,084

Gross profit	16,451	9,433	(674)	25,210
Operating expenses	9,518	6,746	5,303	21,567

Operating income (loss)	$6,933	$2,687	$(5,977)	$3,643

Six months ended December 30, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$57,627	$47,915	$—	$105,542
Cost of sales	28,635	31,598	6	60,239

Gross profit	28,992	16,317	(6)	45,303
Operating expenses	18,789	13,857	15,850	48,496

Operating income (loss)	$10,203	$2,460	$(15,856)	$(3,193)

Six months ended January 1, 2012

	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$66,877	$47,795	$—	$114,672
Cost of sales	33,135	29,291	1,091	63,517

Gross profit	33,742	18,504	(1,091)	51,155
Operating expenses	19,248	13,015	11,160	43,423

Operating income (loss)	$14,494	$5,489	$(12,251)	$7,732

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)		(In thousands)

Selling, general and administrative costs	$6,912	$5,200	$14,659	$10,961
Restructuring charges	1,187	777	1,197	1,290

Corporate-related total	$8,099	$5,977	$15,856	$12,251

12. Business Combination

During the third quarter of fiscal 2012, the Company acquired a product line (existing technology, customer relationships, fixed assets and employees) to enhance the Company’s product offerings in embedded timing and synchronization solutions for residential small cell solutions. This transaction was recorded as an acquisition of a business. The transaction price was approximately $2.4 million of which $1.4 million was paid in cash and approximately $1.0 million is contingent consideration payable as a royalty upon future sales of such products.

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

During the second quarter of fiscal 2013, the Company acquired a product line (existing technology, inventories, and support from the former owner) to enhance the Company’s product offerings of test and measurement solutions. This transaction has been recorded as an acquisition of a business. The transaction price was approximately $0.5 million payable in cash in periodic installments to the former owner. The purchase price was entirely allocated to existing technology (the acquired intangible asset) which has an estimated useful life of 5 years.

Pro forma results of operations have not been presented because the effect of the business combinations described in this Note was not material to our condensed consolidated results of operations. Revenue and earnings per share for the acquired businesses from the date of acquisition through December 30, 2012, were not material.

13. Subsequent Event

On January 21, 2013, the Company’s Board of Directors approved a restructuring action to reduce operating costs while retaining focus on its strategic initiatives. The Company plans to reduce the size of its workforce by approximately 20 positions. The reductions will begin in January and are expected to be complete by August 2013. In conjunction with the headcount reduction, the Company will further reduce the size of its facility presence in Santa Rosa, CA. The Company expects to incur restructuring charges in the range of $1.5 million to $1.8 million in connection with the plan. This includes $1.0 million to $1.3 million in expected charges for one-time termination benefits and $0.5 million associated with the Company’s reduction of occupied commercial space in Santa Rosa, CA. Upon completion, Symmetricom expects these restructuring actions to reduce annual costs by approximately $4.0 million.

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications market in general, risks related to the development of our new products and services, our reliance on our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the other risks set forth below in Part II, Item 1A, “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and six months ended December 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Known Trends and Uncertainties Impacting Future Results of Operations

Current macro-economic factors are dynamic and uncertain and are likely to remain so for the remainder of fiscal year 2013. If economic conditions remain uncertain or worsen, or if there are further reductions in government and/or defense spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. Further, our future results may be adversely impacted if the costs associated with the restructuring plan that we announced in January 2013 exceed current estimates or if the Company is unable to recognize anticipated cost savings associated with the plan. See Item 1 of Part I, Financial Statements—Note 13—Subsequent Event.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three and six months ended December 30, 2012 and January 1, 2012:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenue

Communications	53.3%	57.1%	54.6%	58.3%
Government and Enterprise	46.7%	42.9%	45.4%	41.7%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	56.7%	55.3%	56.6%	54.1%
Acquisition-related costs	0.5%	0.3%	0.5%	0.3%
Restructuring charges	0.1%	1.2%	(0.0)%	1.0%

Gross profit	42.7%	43.2%	42.9%	44.6%
Operating expenses:
Research and development	15.9%	11.2%	15.3%	11.7%
Selling, general and administrative	30.1%	25.5%	29.4%	25.9%
Amortization of intangible assets	0.2%	0.1%	0.2%	0.1%
Restructuring charges	2.3%	0.2%	1.1%	0.2%

Operating income (loss)	(5.7)%	6.2%	(3.0)%	6.7%
Interest income, net of amortization (accretion) of premium (discount) on investments	0.4%	(0.5)%	0.1%	(0.2)%
Income (loss) before taxes	(5.4)%	5.7%	(2.9)%	6.5%
Income tax provision (benefit)	(1.8)%	1.5%	(1.0)%	2.0%

Net income (loss)	(3.6)%	4.2%	(1.9)%	4.5%

Net Revenue:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012
Net Revenue:
Communications	$26,188	$33,307	$(7,119)	(21.4)%	$57,627	$66,877	$(9,250)	(13.8)%
Government and Enterprise	22,963	24,987	(2,024)	(8.1)	47,915	47,795	120	0.3

Total Net Revenue	$49,151	$58,294	$(9,143)	(15.7)%	$105,542	$114,672	$(9,130)	(8.0)%
Percentage of Revenue	100.0%	100.0%			100%	100%

Second Quarter of Fiscal 2013: Net revenue consists of sales of products, software licenses and services. In the second quarter of fiscal 2013, net revenue decreased $9.1 million, or 15.7%, compared to the corresponding quarter of fiscal 2012. The decrease in Communications revenue is due to lower communications service provider spending on wireline-related equipment, which resulted in lower sales of Traditional Sync and Cable DTI products, partially offset by higher Embedded Systems revenue. The decrease in Government and Enterprise segment revenue is due to lower U.S. government spending which resulted in a decrease in instruments, clocks, and sync server sales, partially offset by higher Quantum™ Chip Scale Atomic Clock (CSAC) revenue.

First Six Months of Fiscal 2013: In the first six months of fiscal 2013, net revenue decreased $9.1 million, or 8.0%, compared to the corresponding period of fiscal 2012. Communications revenue decreased $9.3 million, or 13.8%, compared to the same period for the prior year, due to lower sales of Traditional Sync, and Cable DTI products, partially offset by higher Embedded Systems revenue. Government and Enterprise segment revenue remained comparable to the corresponding period of fiscal 2012.

Gross Profit:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Gross Profit:
Communications	$12,763	$16,451	$(3,688)	(22.4)%	$28,992	$33,742	$(4,750)	(14.1)%
Government and Enterprise	8,289	9,433	(1,144)	(12.1)	16,317	18,504	(2,187)	(11.8)
Corporate related	(51)	(674)	623	(92.4)	(6)	(1,091)	1,085	(99.5)

Total Gross Profit	$21,001	$25,210	$(4,209)	(16.7)%	$45,303	$51,155	$(5,852)	(11.4)%
Percentage of Revenue	42.7%	43.2%			42.9%	44.6%

Second Quarter of Fiscal 2013: Gross profit in the second quarter of fiscal 2013 decreased by $4.2 million, or 16.7%, compared to the corresponding quarter of fiscal 2012. Gross profit as a percentage of revenue in the second quarter of fiscal 2013 decreased to 42.7% as compared to 43.2% in the corresponding quarter of fiscal 2012 due to an unfavorable shift in sales mix to lower margin products.

Gross profit for our Communications segment decreased 22.4% in the second quarter of fiscal 2013 compared to the corresponding quarter of fiscal 2012 and the revenue in this segment decreased by 21.4% compared to the same period in the prior year. Gross profit for our Government and Enterprise segment decreased by 12.1% in the second quarter of fiscal 2013 compared to the corresponding quarter of fiscal 2012 due to an 8.1% decrease in revenue and a higher mix of Government Programs and CSAC revenue, which have lower gross margins.

Corporate related charges decreased by $0.6 million, or 92.4%, in the second quarter of fiscal 2013 due to lower restructuring charges in the second quarter of fiscal 2013.

First Six Months of Fiscal 2013

Gross profit in the first six months of fiscal 2013 decreased by $5.9 million, or 11.4%, compared to the corresponding period of fiscal 2012. Gross profit as a percentage of revenue in the first six months of fiscal 2013 decreased to 42.9% as compared to 44.6% in the corresponding period of fiscal 2012 due primarily to an unfavorable shift in sales mix to lower margin products, partially offset by a decrease in corporate related charges.

Gross profit for our Communications segment decreased by 14.1% in the first six months of fiscal 2013 compared to the corresponding period of fiscal 2012 and the revenue in this segment decreased 13.8% compared to the same period in the prior year. Gross profit for our Government and Enterprise segment decreased by 11.8% in the first six months of fiscal 2013 compared to the corresponding period of fiscal 2012. Revenue increased 0.3% compared to the same period in the prior year but there was a higher mix of Government Programs and CSAC revenue, which have lower gross margins.

Corporate related charges decreased $1.1 million, due to lower restructuring charges in the first six months of fiscal 2013.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Research and development expense	$7,805	$6,548	$1,257	19.2%	$16,118	$13,446	$2,672	19.9%
Percentage of Revenue	15.9%	11.2%			15.3%	11.7%

Second Quarter of Fiscal 2013: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. These expenses increased in the second quarter of fiscal 2013 due to higher outside consulting, and prototype expenses for product development. We expect that research and development expenses in the third quarter of fiscal 2013 will be similar to or slightly higher than in the second quarter of fiscal 2013.

First Six Months of Fiscal 2013:

Research and development expenses in the first six months of fiscal 2013 were higher than the same period of fiscal 2012 due to higher outside consulting and prototype expenses for R&D product development.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Selling, general and administrative	$14,778	$14,864	$(86)	(0.6)%	$31,005	$29,674	$1,331	4.5%
Percentage of Revenue	30.1%	25.5%			29.4%	25.9%

Second Quarter of Fiscal 2013: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, information technology and facilities departments. Selling, general, and administrative expenses in the second quarter of fiscal 2013 were comparable to the same quarter of fiscal 2012. We expect that selling, general and administrative expenses in the third quarter of fiscal 2013 will be consistent with the second quarter of fiscal 2013.

First Six Months of Fiscal 2013:

Selling, general and administrative expenses were higher in the first six months of fiscal 2013 than the same period for fiscal 2012 due to an increase in the allowance for doubtful accounts, deferred compensation plan charges, and consulting fees, partially offset by lower sales commissions and incentive compensation.

Amortization of intangible assets:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Amortization of intangible assets	$86	$52	$34	65.4%	$172	$104	$68	65.4%
Percentage of Revenue	0.2%	0.1%			0.2%	0.1%

Amortization of intangibles increased in the second quarter and first six months of fiscal 2013 compared to the corresponding period of fiscal 2012 due to higher amortization of intangible assets arising from the assets acquired after the second quarter of fiscal 2012, partially offset by certain assets being fully amortized before or during the first six months of fiscal 2013.

Restructuring charges:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Restructuring charges	$1,146	$103	$1,043	1,012.6%	$1,201	$199	$1,002	503.5%
Percentage of Revenue	2.3%	0.2%			1.1%	0.2%

Restructuring charges in the second quarter and first six months of fiscal 2013 consisted of severance, consulting and outside service charges related to the closing of the company’s research and development operations in China.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Interest income, net of amortization (accretion) of premium (discount) on investments	$178	$(296)	$474	(160.1)%	$142	$(230)	$372	(161.7)%
Percentage of Revenue	0.4%	(0.5)%			0.1%	(0.2)%

Interest income, net of amortization (accretion) of premium (discount) on investments increased $0.5 million in the second quarter of fiscal 2013 compared to the same period of prior year due to lower amortization of premium on investments and a $0.1 million increase in fair value of mutual funds in the second quarter of fiscal 2012.

Interest income, net of amortization (accretion) of premium (discount) on investments increased $0.4 million in the first six months of fiscal 2013 compared to the same period of fiscal 2012 due to lower amortization of premium on investments in the first six months of fiscal 2013.

Income tax provision:

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012

Income tax provision (benefit)	$(861)	$902	$(1,763)	(195.5)%	$(1,073)	$2,308	$(3,381)	(146.5)%
Percentage of Revenue	(1.8)%	1.5%			(1.0)%	2.0%

Second Quarter of Fiscal 2013: We recorded an income tax benefit of $0.9 million in the second quarter of fiscal 2013, compared to a provision of $0.9 million in the corresponding quarter of fiscal 2012. Our effective tax rate in the second quarter of fiscal 2013 was 32.6%, compared to an effective tax rate of 27% in the corresponding period of fiscal 2012. We recorded a tax benefit for the second quarter of fiscal 2013 due to the loss before income tax, partially offset by additional valuation allowance on foreign tax credit. The effective tax rate for the second quarter of fiscal 2012 benefited from the reversal of a reserve on an uncertain tax position due to expiration of the statute of limitation.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to Dec. 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after Dec. 31, 2011. As a result of the retroactive extension, we expect to recognize a benefit of approximately $220,000 for qualifying amounts incurred in Fiscal 2012. This benefit and the benefit on the Fiscal 2013 annual effective tax rate will be recognized in the period of enactment, which is the third quarter of fiscal year 2013.

First Six Months of Fiscal 2013: The income tax benefit was $1.1 million in the first six months of fiscal 2013, compared to an income tax provision of $2.3 million in the corresponding period of fiscal 2012. Our effective tax rate in the first six months of fiscal 2013 was 35.1%, compared to an effective tax rate of 30.8% in the corresponding period of fiscal 2012. The effective tax rate for the first 6 months of fiscal 2013 is relatively close to the statutory rate. The effective tax rate for the first six months of fiscal 2012 benefited from the utilization of a capital loss and from the reversal of a reserve on an uncertain tax position due to expiration of the statute of limitation.

Key Operating Metrics

Key operating metrics for measuring our performance include sales backlog and contract revenue. A comparison of these metrics at the end of the second quarter of fiscal 2013 with the end of fiscal 2012 is below:

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

Our backlog amounted to $43.7 million as of December 30, 2012, compared to $45.4 million as of July 1, 2012. Our backlog, which is shippable within the next six months, was $32.9 million as of December 30, 2012, compared to $34.9 million as of July 1, 2012.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	December 30, 2012	July 1, 2012	Change
Cash and cash equivalents	$25,966	$27,659	$(1,693)
Short-term investments	44,789	39,280	5,509

Total	$70,755	$66,939	$3,816

As of December 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $70.8 million and accounts receivable of $35.8 million.

As of December 30, 2012, working capital was $136.8 million compared to $140.0 million as of July 1, 2012. Cash, cash equivalents and short-term investments as of December 30, 2012 increased to $70.8 million from $66.9 million as of July 1, 2012.

Our days sales outstanding in accounts receivable was 66 days as of December 30, 2012, compared to 67 days as of July 1, 2012.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first six months of fiscal 2013 was $10.1 million. Net cash provided by operating activities consisted of non-cash charges of $7.6 million and net changes in assets and liabilities of $4.5 million, partially offset by a net loss of $2.0 million. The non-cash charges consisted of $3.2 million in depreciation and amortization, $3.5 million in stock-based compensation, $1.4 million in provision for excess and obsolete inventory, allowance for doubtful accounts of $0.6 million and $0.3 million of loss on disposal of fixed assets, partially offset by $1.4 million use of deferred income taxes. Net changes in assets and liabilities consisted primarily of a $9.6 million decrease in accounts receivable and a $2.4 million increase in accounts payable, partially offset by an increase in inventories of $2.0 million, decrease in other accrued liabilities of $2.2 million, decrease in accrued compensation of $2.0 million and increase in prepaids and other current assets of $1.2 million.

Cash flows from investing activities

Net cash used in investing activities was $8.4 million in the first six months of fiscal 2013, which represented the purchase of short-term investments and property, plant and equipment of $22.6 million and $2.3 million, respectively, partially offset by the sale/maturities of short-term investments of $16.5 million.

Cash flows from financing activities

Net cash used for financing activities was $3.5 million in the first six months of fiscal 2013, which represented the repurchase of common stock of $5.6 million, partially offset by cash generated from the issuance of common stock under our ESPP and exercise of common stock options of 2.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements—Note 10—Litigation and Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report and the new risk factors set forth below, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended July 1, 2012. The risks discussed in our Annual Report on Form 10-K and the new risk factors set forth below could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K and the new risk factors set forth below are not the only risks facing us. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Two new risk factors are set forth below:

Reductions in defense spending could adversely affect our business

In August 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which requires spending caps and certain reductions in security spending over a ten-year period through 2021. Without additional congressional action, further budget cuts (or sequestration) as set forth in the BCA will be implemented. The impact of sequestration is yet to be fully determined. Significant additional reductions to defense spending could occur over the next decade, which could have a significant adverse impact on us. While congressional leadership is considering a variety of options to avoid sequestration, it remains uncertain as to whether the government will actually do so. In the event the sequestration is implemented as currently mandated, there could be a material adverse effect on our business and results of operations.

A decline in demand for Symmetricom’s mature products and technologies has adversely affected, and may continue to adversely affect, our business

A material amount of Symmetricom’s revenue is derived from products and technologies that are sold in relatively mature markets, such as the wireline and cable markets within our Communications business. We have experienced declining market demand for these products as our customers shift spending to newer technologies such as wireless infrastructure. We do not currently expect market demand for these and other mature products and technologies to increase. Accordingly, we expect our revenue from these products and technologies to be stagnant or to decline over time. However, the extent to which market demand for these mature products and technologies will affect our business cannot be predicted with certainty. Continuing decreases in market demand for these products and technologies, particularly if we are unable to offset these decreases with other sources of revenue, could materially adversely affect our revenue and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table provides monthly detail regarding our share repurchases during the three months ended December 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	36,700	$6.90	36,700	2,116,161
November 1, 2012 through November 30, 2012	260,236	6.09	221,227	1,894,934
December 1, 2012 through December 30, 2012	—	—	—	1,894,934

Total	296,936	$6.21	257,927

During the second quarter of fiscal 2013, we repurchased 257,927 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $1.6 million. Further, we repurchased 39,009 shares in the second quarter of fiscal 2013 for an aggregate price of $240,000 to cover the cost of employee income taxes on vested restricted stock.

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of December 30, 2012, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Symmetricom, Inc. 2006 Incentive Award Plan (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on schedule 14A (file no. 000-02287) filed on September 26, 2012).

10.2	Symmetricom, Inc. Director Compensation Policy.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: February 7, 2013	By:	/S/ DAVID G. CÔTÉ
David G. Côté
Chief Executive Officer (Principal Executive Officer) and Director

Date: February 7, 2013	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)