Form 10-Q
period 2013-03-31
SYMMETRICOM INC
filed 2013-05-09
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 28, 2013
Common Stock	40,982,073

SYMMETRICOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2013	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,371	$27,659
Short-term investments	47,351	39,280
Accounts receivable, net of allowance for doubtful accounts of $683 and $108	38,870	45,952
Inventories	47,195	47,618
Prepaids and other current assets	17,379	16,943

Total current assets	173,166	177,452
Property, plant and equipment, net	23,148	22,702
Intangible assets, net	3,519	3,458
Deferred taxes and other assets	28,898	27,413

Total assets	$228,731	$231,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,343	$9,300
Accrued compensation	11,923	14,574
Accrued warranty	1,455	1,722
Other accrued liabilities	10,748	11,841

Total current liabilities	34,469	37,437
Long-term obligations	4,938	5,472
Deferred income taxes	334	334

Total liabilities	39,741	43,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 52,676 shares issued and 40,982 outstanding at March 31, 2013; 51,500 shares issued and 40,952 outstanding at July 1, 2012	195,821	193,478
Accumulated other comprehensive loss	(208)	(232)
Accumulated deficit	(6,623)	(5,464)

Total stockholders’ equity	188,990	187,782

Total liabilities and stockholders’ equity	$228,731	$231,025

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net revenue	$53,349	$60,438	$158,891	$175,110
Cost of sales:
Cost of products and services	28,654	35,638	88,415	97,693
Acquisition-related costs	237	74	719	445
Restructuring charges	375	65	371	1,156

Total cost of sales	29,266	35,777	89,505	99,294

Gross profit	24,083	24,661	69,386	75,816
Operating expenses:
Research and development	8,291	7,129	24,409	20,575
Selling, general and administrative	14,593	14,281	45,598	43,955
Amortization of intangible assets	87	52	259	156
Restructuring charges	947	(76)	2,148	123

Total operating expenses	23,918	21,386	72,414	64,809

Operating income (loss)	165	3,275	(3,028)	11,007
Interest income, net of amortization (accretion) of premium (discount) on investments	98	225	240	(5)

Income (loss) before taxes	263	3,500	(2,788)	11,002
Income tax provision (benefit)	(556)	1,296	(1,629)	3,604

Net income (loss)	$819	$2,204	$(1,159)	$7,398

Earnings (loss) per share:
Basic	$0.02	$0.05	$(0.03)	$0.18

Diluted	$0.02	$0.05	$(0.03)	$0.17

Shares used in computing earnings (loss) per share:
Weighted average shares outstanding - basic	40,502	41,795	40,456	42,258

Weighted average shares outstanding - diluted	40,956	42,615	40,456	42,937

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net income (loss)	$819	$2,204	$(1,159)	$7,398
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(86)	110	32	(126)
Unrealized gain (loss) on investments	(10)	41	(8)	10

Other comprehensive income (loss)	(96)	151	24	(116)

Total comprehensive income (loss)	$723	$2,355	$(1,135)	$7,282

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$(1,159)	$7,398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,869	4,163
Deferred income taxes	(1,895)	2,925
Loss on disposal of fixed assets	356	139
Stock-based compensation	5,250	4,581
Allowance for doubtful accounts	566	(102)
Provision for excess and obsolete inventory	2,148	2,617
Changes in assets and liabilities:
Accounts receivable	6,516	205
Inventories	(1,725)	3,219
Prepaids and other assets	799	(3,671)
Accounts payable	621	(6,226)
Accrued compensation	(2,651)	(1,834)
Other accrued liabilities	(2,244)	(3,040)

Net cash provided by operating activities	11,451	10,374

Cash flows from investing activities:
Purchases of short-term investments	(33,292)	(20,171)
Maturities/sale of short-term investments	24,500	26,816
Purchases of property, plant and equipment	(4,370)	(3,152)
Payment to acquire business and other assets	(702)	(1,400)
Remaining cash proceeds from sale of discontinued operations	—	210

Net cash provided by (used in) investing activities	(13,864)	2,303

Cash flows from financing activities:
Proceeds from issuance of common stock	2,733	2,796
Repurchase of common stock	(5,640)	(10,115)

Net cash used in financing activities	(2,907)	(7,319)

Effect of exchange rate changes on cash	32	(126)

Net increase (decrease) in cash and cash equivalents	(5,288)	5,232
Cash and cash equivalents at beginning of period	27,659	20,318

Cash and cash equivalents at end of period	$22,371	$25,550

Non-cash investing and financing activities:
Unrealized gain (loss) on investments, net	$(8)	$10
Property, plant and equipment purchases included in accounts payable	607	185
Unpaid Purchase consideration for acquired businesses	200	540
Cash payments for:
Income taxes	1,652	697

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations, comprehensive income loss and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (US GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 30, 2013.

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

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2013 and July 1, 2012:

	Fair Value as of March 31, 2013	Quoted prices in Active Markets Identical Assets (Level 1)	Significant Observable (Level 2)	Significant Other Unobservable (Level 3)
	(In thousands)
Assets:

Money market funds	$7,641	$7,641		$—

Short-term investments:
Certificates of deposit	2,450	—	2,450
Corporate debt securities	33,819	—	33,819	—
Government sponsored enterprise debt securities	8,258	—	8,258	—
Mutual funds	2,824	2,824	—	—

Total short-term investments	47,351	2,824	44,527	—

Total financial assets	$54,992	$10,465	$44,527	$—

Liabilities:
Contingent consideration	$650	$—	$—	$650

Total financial liabilities	$650	$—	$—	$650

	Fair Value as of July 1, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$8,650	$8,650	$—	$—

Short-term investments:
Corporate debt securities	23,703	—	23,703	—
Government sponsored enterprise debt securities	12,515	—	12,515	—
Mutual funds	3,062	3,062	—	—

Total short-term investments	39,280	3,062	36,218	—

Total financial assets	$47,930	$11,712	$36,218	$—

Liabilities:
Contingent consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of certificates of deposit, corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
March 31, 2013		(In thousands)
Money market funds	$7,641	$—	$7,641
Certificates of deposit	2,450	—	2,450
Corporate debt securities	33,830	(11)	33,819
Government sponsored enterprise debt securities	8,260	(2)	8,258
Mutual funds	2,824	—	2,824

Total financial assets	$55,005	$(13)	$54,992

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
July 1, 2012		(In thousands)
Money market funds	$8,650	$—	$8,650
Corporate debt securities	23,705	(2)	23,703
Government sponsored enterprise debt securities	12,513	2	12,515
Mutual funds	3,062	—	3,062

Total financial assets	$47,930	$—	$47,930

The following table summarizes the contractual maturities of fixed income securities (certificates of deposit, corporate debt securities and government sponsored enterprise debt securities) recorded as short-term investments as of March 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)

Less than 1 year	$19,518	$19,521
Due in 1 to 3 years	25,022	25,006

Total	$44,540	$44,527

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for the first nine months of 2013 (in thousands):

Contingent consideration
Balance as of July 1, 2012	$540
Add: Adjustment to present value of contingent consideration	110

Balance as of March 31, 2013	$650

Contingent consideration on acquired business is measured at fair value on a recurring basis using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities: Contingent consideration	Present value of a Probability Weighted Earnout model using an appropriate discount rate.	Estimate of future revenue associated with acquired technology. Revenue of $4.9 million over a range of 3.5 years to 4 years.

An increase in the revenue growth percentage could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the revenue growth percentage could result in a significantly lower estimated fair value of contingent consideration liability.

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments, if any, are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in the fourth quarter of fiscal 2013. No payments were made in the first nine months of fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 12). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the condensed consolidated statement of operations.

Note 3. Inventories

Components of inventories were as follows:

	March 31, 2013	July 1, 2012
	(In thousands)

Raw materials	$18,105	$21,003
Work-in-process	11,524	10,440
Finished goods	17,566	16,175

Inventories	$47,195	$47,618

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$26,871	$(24,424)	$2,447
Customer lists and trademarks	7,303	(6,231)	1,072

Total as of March 31, 2013	$34,174	$(30,655)	$3,519

Purchased technology	$25,970	$(23,845)	$2,125
Customer lists and trademarks	7,303	(5,970)	1,333

Total as of July 1, 2012	$33,273	$(29,815)	$3,458

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2013 (Remaining 3 months)	$296
2014	1,149
2015	776
2016	602
2017	295
Thereafter	401

Total amortization	$3,519

Intangible asset amortization expense for the third quarter of fiscal 2013 and 2012 was $0.3 million and $0.1 million, respectively. Intangible asset amortization expense for the first nine months of fiscal 2013 and 2012 was $0.8 million and $0.6 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)		(In thousands)
Beginning balance	$1,492	$1,835	$1,722	$1,601
Provision for warranty	798	717	2,040	1,948
Accruals related to change in estimate	(164)	54	(259)	397
Less: Actual warranty costs	(671)	(708)	(2,048)	(2,048)

Ending balance	$1,455	$1,898	$1,455	$1,898

Note 6. Long-term Obligations

Long-term obligations consist of:

	March 31, 2013	July 1, 2012
	(In thousands)
Long-term obligations:
Deferred revenue	$2,031	$2,254
Lease loss accrual, net	895	1,240
Rent accrual	1,010	1,102
Post-retirement benefits	190	173
Income tax	216	216
Consideration for acquired businesses	596	487

Total	$4,938	$5,472

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the nine months ended March 31, 2013 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at July 1, 2012	2,889	7,316	$5.54	261	$5.68
Amendment of 2006 Plan	2,000
Granted - options	(1,475)	1,475	6.09
Granted - restricted shares	(522)			261	6.12
Exercised		(602)	4.43
Vested				(162)	5.84
Cancelled	231	(231)	5.81

Balances at March 31, 2013	3,123	7,958	$5.71	360	$5.93

On October 26, 2012 at our annual meeting of shareholders, the shareholders approved an amendment to the 2006 Incentive Award Plan that included an additional 2.0 million shares for future issuance.

Stock options outstanding, vested and expected to vest, and exercisable as of March 31, 2013 were as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)

Outstanding	7,958	4.50	$5.71	$103

Vested and expected to vest	7,754	4.46	$5.71	$102

Exercisable	4,375	3.58	$5.73	$77

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of March 31, 2013, based on our common stock closing price of $4.54 on March 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the third quarter of fiscal 2013 and 2012 was approximately $0.5 million and $0.4 million, respectively.

For the third quarter of fiscal 2013 and 2012, the weighted-average estimated fair value of options granted was $2.56 and $2.57 per share, respectively. For the nine months ended March 31, 2013 and April 1, 2012, the weighted-average estimated fair value of options granted was $2.87 and $2.45 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three and nine months ended March 31, 2013 and April 1, 2012 as follows:

	Three months ended		Nine Months ended
	March 31, 2013	April 1, 2012	March 31, 2012	April 1, 2012
Expected life (in years)	4.3	4.4	4.9	4.9
Risk-free interest rate	0.6%	0.7%	0.5%	0.7%
Volatility	56.7%	56.9%	56.8%	56.4%

We calculated the stock-based compensation expense in the third quarter of fiscal 2013 and 2012, using an estimated annual forfeiture rate of 4.6% and 6.6%, respectively. At March 31, 2013, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $6.0 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)		(In thousands)

Cost of sales	$275	$272	$815	$606
Research and development	306	312	984	896
Selling, general and administrative	1,209	1,154	3,451	3,079

Pre-tax stock-based compensation expense	1,790	1,738	5,250	4,581
Less: Income tax effect	662	643	1,943	1,695

Total	$1,128	$1,095	$3,307	$2,886

The above table includes expense of $0.1 million and $0.4 million, relating to the employee stock purchase plan (ESPP) for the third quarter and first nine months of both fiscal 2013 and 2012.

Performance Awards

In the second quarter of fiscal 2013, the Company communicated its intention to grant 103,000 shares of performance - based restricted stock to its executive management employees subject to the achievement of certain financial performance targets. The number of stock awards that will ultimately be granted depends on actual business performance measured for fiscal 2013 against certain targets for revenue and profitability for the Company’s business as well as continued employment with the Company.

In the second quarter of fiscal 2012, the Company had communicated its intention to grant 110,000 shares of performance - based restricted stock to its executive management employees. During the first quarter of fiscal 2013, 92,620 restricted shares were granted based on achievement against certain revenue and profitability targets.

Stock Repurchases

We repurchased 33,000 shares in the third quarter of fiscal 2013 for an aggregate price of approximately $0.2 million to cover the cost of employee income taxes on option exercises.

As of March 31, 2013, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities, severance costs, and consulting and outside services, at March 31, 2013 and July 1, 2012:

	July 1, 2012	Expense Additions	Payments	March 31, 2013
	(in thousands)
Lease loss accrual (fiscal 2004)	$137	$16	$(31)	$122
All other restructuring changes (fiscal 2004)	68	30	(56)	42
Lease loss accrual (fiscal 2009)	902	69	(231)	740
All other restructuring changes (fiscal 2010)	75	(165)	163	73
Lease loss accrual (fiscal 2011)	170	12	(38)	144
Lease loss accrual (fiscal 2012)	698	34	(231)	501
All other restructuring changes (fiscal 2012)	159	203	(360)	2
All other restructuring changes (fiscal 2013)	—	2,320	(2,007)	313

Total	$2,209	$2,517	$(2,789)	$1,937

During the first nine months of fiscal 2013, we incurred approximately $2.5 million in severance, consulting, and outside service charges related to our reduction in work-force, reduction in facilities, and closing of research and development operations in China.

The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of March 31, 2013 will be paid over the next three years.

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$819	$2,204	$(1,159)	$7,398

Shares (denominator):
Weighted average common shares outstanding	40,862	42,056	40,816	42,494
Weighted average common shares outstanding subject to repurchase	(360)	(261)	(360)	(236)

Weighted average shares outstanding—basic	40,502	41,795	40,456	42,258
Weighted average dilutive share equivalents from stock options	338	741	—	578
Weighted average dilutive common shares subject to repurchase	116	79	—	101

Weighted average shares outstanding— diluted	40,956	42,615	40,456	42,937

Earnings (loss) per share:

Basic	$0.02	$0.05	$(0.03)	$0.18

Diluted	$0.02	$0.05	$(0.03)	$0.17

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)		(In thousands)

Stock options	5,203	4,310	3,116	4,028
Common shares subject to repurchase	—	—	360	—

Total shares of common stock excluded from diluted net income (loss) per share calculation	5,203	4,310	3,476	4,028

Note 10. Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of March 31, 2013, we had an accrual of $42,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

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

Note 11. Business Segment Information

Symmetricom has two operating segments: Communications and Government and Enterprise. These two operating segments are also our reporting segments. The Chief Operating Decision Maker (CODM), as defined by authoritative accounting guidance on Segment Reporting, is our President and Chief Executive Officer (CEO). Our CEO allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

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

Government and Enterprise

Our Government and Enterprise business provides time technology products for aerospace/defense, Power, IT infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

Segment revenue, gross profit, and operating income (loss) were as follows during the periods presented:

Three months ended March 31, 2013
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$29,958	$23,391	$—	$53,349
Cost of sales	14,144	14,753	369	29,266

Gross profit	15,814	8,638	(369)	24,083
Operating expenses	8,916	7,137	7,865	23,918

Operating income (loss)	$6,898	$1,501	$(8,234)	$165

Three months ended April 1, 2012
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$32,646	$27,792	$—	$60,438
Cost of sales	16,672	19,041	64	35,777

Gross profit	15,974	8,751	(64)	24,661
Operating expenses	9,121	6,697	5,568	21,386

Operating income (loss)	$6,853	$2,054	$(5,632)	$3,275

Nine Months ended March 31, 2013
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$87,585	$71,306	$—	$158,891
Cost of sales	42,779	46,351	375	89,505

Gross profit	44,806	24,955	(375)	69,386
Operating expenses	27,705	20,994	23,715	72,414

Operating income (loss)	$17,101	$3,961	$(24,090)	$(3,028)

Nine Months ended April 1, 2012
	Communications	Government and Enterprise	Corporate	Total
	(In thousands)
Net revenue	$99,523	$75,587	$—	$175,110
Cost of sales	49,807	48,332	1,155	99,294

Gross profit	49,716	27,255	(1,155)	75,816
Operating expenses	28,369	19,712	16,728	64,809

Operating income (loss)	$21,347	$7,543	$(17,883)	$11,007

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)		(In thousands)

Selling, general and administrative costs	$6,912	$5,643	$21,571	$16,604
Restructuring charges	1,322	(11)	2,519	1,279

Corporate-related total	$8,234	$5,632	$24,090	$17,883

Note 12. Business Combination

During the third quarter of fiscal 2012, the Company acquired a product line (existing technology, customer relationships, fixed assets and employees) to enhance the Company’s product offerings in embedded timing and synchronization solutions for residential small cell solutions. This transaction was recorded as an acquisition of a business. The transaction price was approximately $2.4 million, of which $1.4 million was paid in cash and approximately $1.0 million is contingent consideration payable as a royalty upon future sales of such products.

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

Pro forma results of operations have not been presented because the effect of the business combinations described in this Note was not material to our condensed consolidated results of operations. Revenue and earnings per share for the acquired businesses from the date of acquisition through March 31, 2013, were not material.

Note 13. Subsequent Event

Effective as of April 29, 2013, the Board of Directors of the Company appointed Elizabeth A. Fetter, a member of the Board of Directors of the Company, as the Company’s Chief Executive Officer. Ms. Fetter replaces David G. Côté, who resigned as Chief Executive Officer and as a member of the Board of Directors of the Company effective as of the same date.

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

Overview

Symmetricom is a leading source worldwide of highly precise timekeeping technologies, instruments and solutions. We generate, distribute and apply precise time for the communications, aerospace/defense, power, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

Effective as of April 29, 2013, the Board of Directors of Symmetricom appointed Elizabeth A. Fetter, a member of Symmetricom’s Board of Directors, as the Chief Executive Officer of Symmetricom. Ms. Fetter replaces David G. Côté, who resigned as Chief Executive Officer and as a member of the Board of Directors of Symmetricom effective as of the same date.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and nine months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Known Trends and Uncertainties Impacting Future Results of Operations

Current macro-economic factors are dynamic and uncertain and are likely to remain so for the remainder of fiscal year 2013. If economic conditions remain uncertain or worsen, or if there are further reductions in government and/or defense spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products and services, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three and nine months ended March 31, 2013 and April 1, 2012:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net revenue

Communications	56.2%	54.0%	55.1%	56.8%
Government and Enterprise	43.8%	46.0%	44.9%	43.2%

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of products and services	53.7%	59.0%	55.6%	55.8%
Acquisition-related costs	0.4%	0.1%	0.5%	0.3%
Restructuring charges	0.7%	0.1%	0.2%	0.7%

Gross profit	45.1%	40.8%	43.7%	43.3%
Operating expenses:
Research and development	15.5%	11.8%	15.4%	11.7%
Selling, general and administrative	27.4%	23.6%	28.7%	25.1%
Amortization of intangible assets	0.2%	0.1%	0.2%	0.1%
Restructuring charges	1.8%	(0.1)%	1.4%	0.1%

Operating income (loss)	0.3%	5.4%	(1.9)%	6.3%
Interest income, net of amortization (accretion) of premium (discount) on investment	0.2%	0.4%	0.2%	(0.0)%
Income (loss) before taxes	0.5%	5.8%	(1.8)%	6.3%
Income tax provision (benefit)	(1.0)%	2.1%	(1.0)%	2.1%

Net income (loss)	1.5%	3.6%	(0.7)%	4.2%

Net Revenue

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Net Revenue:
Communications	$29,958	$32,646	$(2,688)	(8.2)%	$87,585	$99,523	$(11,938)	(12.0)%
Government and Enterprise	23,391	27,792	(4,401)	(15.8)	71,306	75,587	(4,281)	(5.7)

Total Net Revenue	$53,349	$60,438	$(7,089)	(11.7)%	$158,891	$175,110	$(16,219)	(9.3)%
Percentage of Revenue	100.0%	100.0%			100%	100%

Third Quarter of Fiscal 2013: Net revenue consists of sales of products, software licenses, and services. In the third quarter of fiscal 2013, net revenue decreased $7.1 million, or 11.7%, compared to the corresponding quarter of fiscal 2012. The decrease of $2.7 million, or 8.2%, in Communications revenue was due to lower sales of Traditional Synchronization equipment for wireline and cable network infrastructure. The decrease of $4.4 million, or 15.8%, in Government and Enterprise segment revenue was due to lower U.S. government spending partially offset by higher Quantum™ Chip Scale Atomic Clock (CSAC) revenue.

First Nine Months of Fiscal 2013: In the first nine months of fiscal 2013, net revenue decreased $16.2 million, or 9.3%, compared to the corresponding period of fiscal 2012. Communications revenue decreased $11.9 million, or 12.0%, compared to the same period for the prior year, due to lower sales of Traditional Synchronization equipment for wireline and cable network infrastructure, partially offset by higher Embedded Systems revenue. Government and Enterprise segment revenue decreased $4.3 million, or 5.7%, compared to the corresponding period of fiscal 2012 due to lower U.S. government spending partially offset by higher CSAC revenue.

Gross Profit:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Gross Profit:
Communications	$15,814	$15,974	$(160)	(1.0)%	$44,806	$49,716	$(4,910)	(9.9)%
Government and Enterprise	8,638	8,751	(113)	(1.3)	24,955	27,255	(2,300)	(8.4)
Corporate related	(369)	(64)	(305)	476.6	(375)	(1,155)	780	(67.5)
Total Gross Profit	$24,083	$24,661	$(578)	(2.3)%	$69,386	$75,816	$(6,430)	(8.5)%

Percentage of Revenue	45.1%	40.8%			43.7%	43.3%

Third Quarter of Fiscal 2013: Gross profit as a percentage of revenue in the third quarter of fiscal 2013 increased to 45.1%, compared to 40.8% in the corresponding quarter of fiscal 2012, due to lower manufacturing costs.

In the third quarter of fiscal 2013, gross profit as a percentage of revenue for our Communications segment increased to 52.8%, compared to 48.9% in the same period of the prior year, due to lower manufacturing costs. Gross profit as a percentage of revenue for our Government and Enterprise segment increased to 36.9% in the third quarter of fiscal 2013, compared to 31.5% in the third quarter of fiscal 2012, due to lower manufacturing costs. Corporate related charges increased by $0.3 million, or 476.6%, in the third quarter of fiscal 2013 due to higher restructuring charges.

First Nine Months of Fiscal 2013: Gross profit as a percentage of revenue in the first nine months of fiscal 2013 increased to 43.7% compared to 43.3% in the corresponding period of fiscal 2012 due to lower manufacturing costs and a decline in corporate related charges.

In the first nine months of fiscal 2013, gross profit as a percentage of revenue for our Communications segment increased to 51.2%, compared to 50.0% in the corresponding period of fiscal 2012, due to lower manufacturing costs. Gross profit as a percentage of revenue for our Government and Enterprise segment decreased to 35.0% in the first nine months of fiscal 2013, compared to 36.1% in the corresponding period of fiscal 2012, due to an unfavorable product mix, partially offset by lower manufacturing costs. Corporate related charges decreased $0.8 million due to lower restructuring charges in the first nine months of fiscal 2013.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Research and development expense	$8,291	$7,129	$1,162	16.3%	$24,409	$20,575	$3,834	18.6%
Percentage of Revenue	15.5%	11.8%			15.4%	11.7%

Third Quarter of Fiscal 2013: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. These expenses increased in the third quarter of fiscal 2013 due to higher outside consulting fees and prototype expenses for product development. We expect that research and development expenses in the fourth quarter of fiscal 2013 will be similar to the third quarter of fiscal 2013.

First Nine Months of Fiscal 2013: Research and development expenses in the first nine months of fiscal 2013 were higher than the same period of fiscal 2012 due to higher outside consulting fee and prototype expenses for product development.

Selling, General and Administrative:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Selling, general and administrative	$14,593	$14,281	$312	2.2%	$45,598	$43,955	$1,643	3.7%
Percentage of Revenue	27.4%	23.6%			28.7%	25.1%

Third Quarter of Fiscal 2013: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, and general and administrative departments. Selling, general, and administrative expenses in the third quarter of fiscal 2013 were comparable to the same quarter of fiscal 2012. We expect that selling, general and administrative expenses in the fourth quarter of fiscal 2013 will be consistent with the third quarter of fiscal 2013.

First Nine Months of Fiscal 2013: Selling, general and administrative expenses were higher in the first nine months of fiscal 2013 than the same period for fiscal 2012 due to an increase in the allowance for doubtful accounts, deferred compensation plan charges, and consulting fees, partially offset by lower sales commissions and incentive compensation.

Amortization of intangible assets:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Amortization of intangible assets	$87	$52	$35	67.3%	$259	$156	$103	66.0%
Percentage of Revenue	0.2%	0.1%			0.2%	0.1%

Amortization of intangibles increased in the third quarter and first nine months of fiscal 2013 compared to the corresponding period of fiscal 2012 due to higher amortization of intangible assets arising from the assets acquired after the third quarter of fiscal 2012, partially offset by certain assets being fully amortized before or during the first nine months of fiscal 2013.

Restructuring charges:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Restructuring charges	$947	$(76)	$1,023	(1,346)%	$2,148	$123	$2,025	1,646.3%
Percentage of Revenue	1.8%	(0.1)%			1.4%	0.1%

Restructuring charges in the third quarter and first nine months of fiscal 2013 consisted of severance, consulting, and outside service charges related to our reduction in work force and facilities, and also due to the closing of our research and development operations in China.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Interest income, net of amortization (accretion) of premium (discount) on investments	$98	$225	$(127)	(56.4)%	$240	$(5)	$245	(4,900.0)%
Percentage of Revenue	0.2%	0.4%			0.2%	(0.0)%

Interest income, net of amortization (accretion) of premium (discount) on investments decreased $0.1 million in the third quarter of fiscal 2013 compared to the same period of prior year due to lower yields in the third quarter of fiscal 2013.

Interest income, net of amortization (accretion) of premium (discount) on investments increased $0.2 million in the first nine months of fiscal 2013 compared to the same period of fiscal 2012 due to lower amortization of premium on investments in the first nine months of fiscal 2013.

Income tax provision (benefit):

	Three Months Ended		Change	% Change	Nine Months Ended		$ Change	% Change
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012

Income tax provision (benefit)	$(556)	$1,296	$(1,852)	(142.9)%	$(1,629)	$3,604	$(5,233)	(145.2)%
Percentage of Revenue	(1.0)%	2.1%			(1.0)%	2.1%

Third Quarter of Fiscal 2013: We recorded an income tax benefit of $0.6 million in the third quarter of fiscal 2013, compared to a provision of $1.3 million in the corresponding quarter of fiscal 2012. Our effective tax rate in the third quarter of fiscal 2013 was -211%, compared to an effective tax rate of 37.0% in the corresponding period of fiscal 2012. We recorded a tax benefit for the third quarter of fiscal 2013 primarily due to the retroactive extension of the Federal research tax credit in the third quarter of fiscal 2013.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to Dec. 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after Dec. 31, 2011. As a result of the retroactive extension, we recognized a benefit of approximately $0.5 million for qualifying amounts incurred in Fiscal 2012, and an estimated benefit of approximately $0.7 million for fiscal 2013.

First Nine Months of Fiscal 2013: The income tax benefit was $1.6 million in the first nine months of fiscal 2013, compared to an income tax provision of $3.6 million in the corresponding period of fiscal 2012. Our effective tax rate in the first nine months of fiscal 2013 was 58.4%, compared to an effective tax rate of 32.8% in the corresponding period of fiscal 2012. The effective tax rate for the first nine months of fiscal 2013 is higher than the statutory rate due to the retroactive extension of the research tax credit in the third quarter of fiscal 2013. The effective tax rate for the first nine months of fiscal 2012 benefited from the utilization of a capital loss and from the reversal of a reserve on an uncertain tax position due to expiration of the statute of limitation.

Key Operating Metrics

A key operating metric for measuring our performance is sales backlog. A comparison of this metric at the end of the third quarter of fiscal 2013 with the end of fiscal 2012 is below:

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

Our backlog totaled $42.8 million as of March 31, 2013, compared to $45.4 million as of July 1, 2012. Our backlog, which is shippable within the next six months totaled $33.2 million as of March 31, 2013, compared to $34.9 million as of July 1, 2012.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	March 31, 2013	July 1, 2012	Change
Cash and cash equivalents	$22,371	$27,659	$(5,288)
Short-term investments	47,351	39,280	8,071

Total	$69,722	$66,939	$2,783

As of March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents, and short-term investments of $69.7 million and accounts receivable of $38.9 million.

As of March 31, 2013, working capital was $138.7 million compared to $140.0 million as of July 1, 2012. Cash, cash equivalents and short-term investments as of March 31, 2013 increased to $69.7 million from $66.9 million as of July 1, 2012.

Our days sales outstanding in accounts receivable was 66 days as of March 31, 2013, compared to 67 days as of July 1, 2012.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll, and other operating expenses related to the manufacturing of products, development of new products, and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first nine months of fiscal 2013 was $11.5 million. Net cash provided by operating activities consisted of non-cash charges of $11.3 million and net changes in assets and liabilities of $1.3 million, partially offset by a net loss of $1.2 million. The non-cash charges consisted of $4.9 million in depreciation and amortization, $5.3 million in stock-based compensation, $2.1 million in provision for excess and obsolete inventory, allowance for doubtful accounts of $0.6 million and $0.4 million of loss on disposal of fixed assets, partially offset by a $1.9 million use of deferred income taxes. Net changes in assets and liabilities consisted primarily of a $6.5 million decrease in accounts receivable, a $0.6 million increase in accounts payable, and a decrease in prepaids and other assets of $0.8 million, partially offset by an increase in inventories of $1.7 million, a decrease in accrued compensation of $2.7 million and a decrease in other accrued liabilities of $2.2 million.

Cash flows from investing activities

Net cash used in investing activities was $13.9 million in the first nine months of fiscal 2013, which included the purchase of $33.3 million of short-term investments and $4.4 million of property, plant and equipment, partially offset by the sale/maturities of short-term investments of $24.5 million.

Cash flows from financing activities

Net cash used for financing activities was $2.9 million in the first nine months of fiscal 2013, which represented the repurchase of $5.6 million of common stock, partially offset by 2.7 million of cash generated from the issuance of common stock under our ESPP and stock option program.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reductions in defense spending could adversely affect our business

In August 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which requires spending caps and certain reductions in security spending over a ten-year period through 2021. Budget cuts (or sequestration) began to be implemented on March 1, 2013, and without additional congressional action, further sequestration as set forth in the BCA may be implemented. The impact of sequestration is yet to be fully determined. Sequestration could have a material adverse effect on our business and results of operations. Significant additional reductions to defense spending could occur over the next decade, which could have a significant adverse impact on us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	None

We repurchased 33,000 shares in the third quarter of fiscal 2013 for an aggregate price of approximately $0.2 million to cover the cost of employee income taxes on option exercises.

As of March 31, 2013, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Amendment 3 to Manufacturing Service Agreement , dated as of March 1, 2013, by and between Symmetricom, Inc. and SANMINA Corporation.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: May 8, 2013	By:	/S/ ELIZABETH A. FETTER
Elizabeth A. Fetter
Chief Executive Officer (Principal Executive Officer) and Director

Date: May 8, 2013	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)