Form 10-K
period 2013-06-30
SYMMETRICOM INC
filed 2013-09-11
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price at which the Common Stock was sold on December 31, 2012 as reported on The NASDAQ Stock Market LLC, was approximately $234,000,000. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purpose.

As of August 28, 2013, there were approximately 41,319,056 shares of Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SYMMETRICOM, INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2013

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

These risks and uncertainties include, but are not limited to, risks relating to general economic conditions in the markets we address and the telecommunications and government and enterprise markets in general, risks related to the development of our new products and services, our reliance on our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the other risks set forth below in Item 1A, “Risk Factors.”

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

Overview

Symmetricom® is a leading source of highly precise timekeeping and synchronization technologies, instruments and solutions worldwide. We provide timekeeping in GPS satellites, national time references, and national power grids as well as in critical military and civilian networks, including those that enable delivery of next generation data, voice, mobile and video services.

Our product offerings include atomic instruments and components, hydrogen masers, timescale systems, GPS instrumentation, synchronization supply units, standards-based clients and servers, performance measurement and management tools and embedded subsystems and software solutions that generate, distribute and apply precise frequency and time.

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

Reportable Segments

Symmetricom operates in two reportable segments: Communications, and Government and Enterprise. Net revenue, gross profit, and operating income attributable to each of these reportable segments for each year in the three-year period ended June 30, 2013, is contained in Note 11 of the consolidated financial statements (Part II, Item 8 of this Form 10-K). We do not identify or allocate assets, nor allocate certain of our operating expenses (which includes restructuring and integration charges), interest income, interest expense, or income taxes to these individual reportable segments.

Communications

Our Communications segment includes timing technologies and services for worldwide communications infrastructure. Specific products include primary reference sources; edge clocks and distribution products for synchronization outside the network core; Building Integrated Timing Supply (BITS) and Sync Supply Unit (SSU) for the central office; the PackeTime® product suite based on technologies such as IEEE 1588 (PTP), Network Time Protocol (NTP) and Synchronous Ethernet (SyncE); Data Over Cable Service Interface Specifications (DOCSIS) timing interface systems; network management and monitoring software; and embedded hardware and software solutions for integration with all elements of the communications ecosystem from silicon to systems such as routers, switches, microwave backhaul and base stations. Symmetricom owns intellectual property, including patents, in advanced control algorithms for various types of deployments.

Network service providers are driven by increased bandwidth demand from end users and a need for reduced operating expenses to evolve their infrastructure toward packet-based technologies. In fiscal 2013, we continued to participate in the deployment and modernization of various synchronization networks around the world. Our products also enabled operators of multiple cable television systems to enhance the performance of their broadband offering.

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

In fiscal 2013, we launched several systems and embedded products to meet the evolving needs of Carrier Ethernet, 3G and LTE networks. These include the Edge Master family of products such as our TimeProvider 2700 Grand Master Clock and TimeProvider 2300 Boundary Clock to support packet networks at the network edge. Emerging Small Cell deployments will take advantage of these industry leading synchronization solutions.

In fiscal 2013, we also added a Small Cells category to our SyncWorld Ecosystem Program. This category includes Qualcomm Atheros, Cavium, Broadcom, Mindspeed, Node H, Rakon and Alcatel Lucent. Symmetricom’s SoftClocks were integrated into Small Cell platforms from Contela, CS Corporation, SK Telesys, and Qucell.

We also enhanced the SSU 2000 platform by adding support for GLONASS Satellite Navigation System to meet customer demand in parts of Europe and Asia Pacific.

Symmetricom won two prestigious awards in fiscal 2013. It was awarded Frost & Sullivan’s 2012 Global Technology Innovation Award for its accomplishments in LTE synchronization. Additionally, the company’s TimeProvider® 5000 IEEE 1588 Grandmaster Clock was selected as the Best Carrier Ethernet Core Product by the IIR Carrier Ethernet Awards—EMEA 2012.

Government and Enterprise

Symmetricom’s Government and Enterprise segment includes timing technology products for aerospace/defense, IT infrastructure, power infrastructure and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

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

During fiscal 2013, we saw significant growth in our Quantum™ Chip-Scale Atomic Clock (CSAC) business with diversified shipments to multiple customers in North America, Europe and Asia Pacific.

Fiscal 2013 included the launch of multiple solutions for several different markets. The SGC-1500, our industry-leading smart grid clock for substations, was formally launched and has been applauded for richness of features and compliance to the IEC 61850 standard. A new Test-probe, 3120A, was launched to support customer requests for a cost-effective testing tool on the manufacturing floor. A new Precise Time Scale System was announced to address the need for an “off-the-shelf” commercial solution. This has been well received in several countries in Latin America and Asia Pacific.

Our SyncWorld Ecosystem Program was expanded to add a category for the Power Utility market segment. Charter members of this new category include Cisco, Siemens/Ruggedcom, Burns & McDonnell, Belden, Moxa and Kyland.

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

•

Building Integrated Timing Supplies (BITS) or Synchronization Supply Units (SSUs)—consists of the carrier class SSU 2000 and TimeHub®, both intelligent sync distribution systems, and carrier class Network Time Protocol (NTP) & IEEE 1588 (PTP) plug-in server cards supporting critical applications for next generation networks. Other key products include the TimeProvider® 5000 PTP Grandmaster, the TimeProvider 2700 – industry’s first Grandmaster for the edge, the TimeProvider 2300 Boundary Clock, the TimeProvider 1000, the industry’s first node clock (hybrid SSU & PRS), TimeCreator®, the first DOCSIS Timing Interface (DTI) server qualified by CableLabs, and other products currently under development to address emerging needs in the wireless, wireline and cable markets.

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

•

The Quantum™ Chip Scale Atomic Clock—We manufacture the SA.45s Chip Scale Atomic Clock (CSAC) which provides the accuracy and stability of atomic clock technology while achieving dramatic reductions in size, weight and power consumption. It is used in applications, especially those in GPS-denied environments that call for precise synchronization, accurate time keeping and maximum portability. It is only 16cc in volume, weighs only 35 grams, requires only 115mW of power and provides time accuracy two orders of magnitude better than quartz-based solutions.

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

•

Smart Grid Clock—We manufacture a purpose built clock for the power utility substation. This product, SGC-1500, supports legacy interfaces such as IRIG-B, as well as packet protocols such as NTP and PTP. It is hardened to IEC-61850 specifications and support 1 microsecond accuracy across the substation network.

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

Sales Operations

We sell our products directly to customers, through domestic and international distributors, through systems integrators, and manufacturer sales representatives. In the United States, our Communications segment’s products are primarily sold through our sales force and manufacturer sales’ representatives to network service operators and network equipment manufacturers. Our Government and Enterprise segment’s instrumentation products are primarily sold through manufacturer sales representatives and our enterprise products are primarily sold through telesales. Internationally, we market and sell our products through our internal sales force, independent sales representatives, distributors, and systems integrators.

Licenses, Patents, Trademarks and Copyrights

We use a combination of trademark rights, copyrights and patent rights, as well as associated registrations, contractual restrictions, and internal security to establish and protect our proprietary rights. As of June 30, 2013, we had 61 active United States patents. The active patents issued will expire between July 2014 and September 2030. We believe that our patents have value, but we rely primarily on innovation, technological expertise, and marketing competence to maintain our competitive advantage. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We intend to continue our efforts to obtain patents whenever possible, but there can be no assurance that patents will be issued or that any existing patents or patents that are obtained will not be challenged, invalidated or circumvented, or that the rights granted will provide any commercial benefit to us. Additionally, if any of our processes or designs are identified as infringing upon patents held by others, there can be no assurance that a license will be available, or that the terms of obtaining any such license will be acceptable to us. In addition, the laws of certain countries in which our products may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. In addition, we use technology licensed from others.

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

Manufacturing

Our manufacturing process primarily consists of assembly, test, configuration and logistics at our manufacturing sites in Beverly, Massachusetts and Tuscaloosa, Alabama. In addition, custom and semi-custom instrumentation products are developed, assembled, and tested in Boulder, Colorado. The Boulder, Colorado facility is registered to ISO9001:2008, while our Beverly, Massachusetts and San Jose, California (engineering processes) facilities meet the TL 9000 quality system standard (an advanced telecommunications standard for manufacturing and engineering). Our Beverly, Massachusetts facility is also registered to AS9100 which certifies the design, development, and production of high precision time and frequency references for commercial military and space markets.

We also use various contract manufacturers to build our printed circuit board assemblies and a number of completed products. In fiscal 2010, we contracted with Sanmina-SCI to produce sub-assemblies as part of our outsourced manufacturing strategy. Sanmina-SCI produces our sub-assemblies primarily in Derry, New Hampshire.

Seasonality

Our business tends to generate stronger revenues in the second half of the fiscal year.

Backlog

Our backlog consists of firm orders that have yet to be shipped to the customer. Our total backlog was $45.3 million as of June 30, 2013, compared with $45.4 million as of July 1, 2012. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our backlog may also be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, U.S. government spending on defense programs, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Key Customers and Export Sales

During fiscal 2013, no single customer accounted for more than 10% of our net revenue. Our export sales outside the United States accounted for 37%, 38% and 35% of our net revenue in fiscal 2013, 2012, and 2011 respectively. For additional information regarding our export sales, see Note 11 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K and Item 1A-Risk Factors- “Significant sales of our products to customers outside the United States subject us to business, economic and political risks”.

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

In fiscal 2013, we enhanced our Communications portfolio by expanding our IEEE 1588 (PTP) offering to extend on PTP grandmaster products with a smaller footprint chassis that targets clusters of LTE base stations. We also released a PTP grandmaster that complies with the SmartGrid requirements for the power market. We have expanded our Phase Noise test sets offering in the Test and Measurement market through the acquisition of some technologies. We also expanded our Atomic Clock components with the release of the SA45s small footprint CSAC (Cesium based Chip Scale Atomic Clock) that targets several vertical SWAP (Size, Weight and Power) markets such as underwater sensors for seismic research or gas and oil exploration, unmanned aerial vehicles (UAV) and dismounted IED jammers.

In fiscal 2013, 2012 and 2011, overall research and development expenditure was $32.4, $28.0 and $27.0 million, respectively. We expensed all research and development expenditures as they were incurred. We expect to continue to support research and development efforts in order to enhance existing products and to design and develop new technologies and products.

Our primary product development centers are in San Jose, California; Boulder, Colorado; and Beverly, Massachusetts. During FY 2013, the Company closed its product development center in Beijing, China in an effort to bring all development activities closer to the Company’s manufacturing facilities.

Government Regulation

The telecommunications industry is subject to domestic and foreign regulatory policies regarding pricing, taxation and tariffs, which may adversely impact the demand for our products. These policies are continuously reviewed and subject to change by the various governmental agencies. We are also subject to government regulations and standards for our products, as well as import and export regulations. We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. See Item 1A, Risk Factors—“As a U.S. government contractor, we are subject to a number of rules and regulations” for more information.

Environmental Regulation

Our operations are subject to numerous foreign, federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and materials used in our manufacturing processes and products. Failure to comply with such regulations could result in a suspension or cessation of our operations, or could subject us to significant future liabilities. See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K and Item 1A, Risk Factors—“Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world.”

Sources and Availability of Raw Materials

We endeavor to use standard parts and components, which are generally available from multiple sources. We make significant purchases of parts and components from third-party suppliers. Certain parts used in our manufacturing process are single sourced and may have extended lead times.

Employees

At June 30, 2013, we had approximately 544 employees. We believe that our employee relations are good.

Executive Officers of Symmetricom

Following is a list of our executive officers as of August 31, 2013 and brief summaries of their business experience during at least the last five years. All officers, including executive officers, are appointed annually by the Board of Directors at its meeting following the annual meeting of stockholders. We are not aware of any officer who was appointed to the office pursuant to any arrangement or understanding with another person.

Name	Age	Position
Elizabeth Fetter	55	President and Chief Executive Officer, Director
Justin R. Spencer	42	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary
Philip Bourekas	49	Executive Vice President, Marketing

Ms. Fetter was appointed Chief Executive Officer at Symmetricom in April 2013. She has served on the Company’s Board of Directors since 2002. From April 2011 through July 2012, Ms. Fetter was President and Chief Executive Officer and a member of the Board of Directors of NxGen Modular LLC, a provider of modular datacenters and mechanical and electrical assemblies. From October 2001 through November 2004, Ms. Fetter was President, Chief Executive Officer, and a member of the Board of Directors of QRS Corporation. Ms. Fetter served as President, Chief Executive Officer and a director of NorthPoint Communications Group, Inc., a network services company, from 1999 to 2001. She previously was Vice President and General Manager of the Consumer Services Group at U.S. West, Inc. and held various senior executive positions at Pacific Bell. She served on the Board of Directors of Quantum Corporation, a data storage company, from 2005 through 2013, and recently retired as Chairman of the Board of Trustees of Alliant International University.

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

Our recently announced management changes and restructuring plan could adversely impact our business, financial condition and operating results

In April 2013, we announced that Elizabeth A. Fetter, a member of our Board of Directors, had been appointed as our new Chief Executive Officer, replacing David G. Côté. In May 2013, we announced a reorganization of our management structure, in which several other members of our management team left the company. In June 2013, we announced a restructuring plan pursuant to which we plan to reduce our workforce by approximately 12% by December 2013. These changes in organizational structure and personnel departures could disrupt our operations, affect employee morale, lead to attrition beyond planned reductions and affect our ability to attract new highly skilled employees. If we experience these or other adverse consequences of our management changes and restructuring plan, or if we are otherwise unable to realize the expected benefits of our restructuring plan, our business, financial condition and operating results could be harmed.

A decline in demand for Symmetricom’s mature products and technologies has adversely affected, and may continue to adversely affect, our revenue and profitability

A material amount of Symmetricom’s revenue is derived from products and technologies that are sold in relatively mature markets, such as the wireline and cable markets within our Communications business. We have experienced declining market demand for these products as our customers shift spending to newer technologies such as wireless infrastructure. We do not currently expect market demand for these and other mature products and technologies to increase. Accordingly, we expect our revenue from these products and technologies to be stagnant or to decline over time. However, the extent to which market demand for these mature products and technologies will affect our business cannot be predicted with certainty. Continuing decreases in market demand for these products and technologies, particularly if we are unable to offset these decreases with other sources of revenue, could materially adversely affect our revenue and profitability.

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

We depend on a contract manufacturer to produce a significant portion of our products

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

Our reliance on one primary contract manufacturer to produce a significant portion of our products exposes us to the following potential risks in addition to others, each of which could have an adverse effect on our business and operating results:

•	less control over product quality, which could lead to product reliability problems and/or lower sales;

•	product shortages as a result of manufacturing or capacity issues at Sanmina-SCI or our failure to make adequate forecasts;

•	increased costs; and/or

•	product shipment delays.

Sanmina also provides logistics warehouse services for receiving and distributing our products from the same facility where the principal portion of our products are manufactured. We depend on the orderly operation of the receiving and distribution processes at the warehouse. Although we currently believe that receiving and distribution processes at the Sanmina logistics warehouse are efficient, unforeseen disruptions in operations, for example due to fires, hurricanes, earthquakes or other catastrophic events, labor shortages or disagreements, or shipping problems, may result in delays in the delivery of our products, which could adversely affect our business and operating results.

In addition, we cannot assure you that Sanmina-SCI will continue to be willing and able to meet our requirements for our outsourced operations according to existing terms or at all, which could have an adverse effect on our business and operating results.

The telecommunications and government markets are highly competitive, and if we are unable to compete successfully in our markets, our revenue could decline

Competition in the telecommunications industry, in general, and in the markets we serve, is intense and likely to increase substantially. We face competition in all of our markets. Competitors with our synchronization products include Frequency Electronics, Inc., Huawei Technologies Co. Ltd., Oscilloquartz SA and Juniper Networks (through its acquisition of Brilliant Telecommunications). Competitors with our embedded components products include Frequency Electronics, Inc., Trimble Navigation, Ltd., MicroSemi, Inc., and Semtech Corporation. Competitors with our Government and Enterprise business unit products include Brandywine Communications, EndRun Technologies, Frequency Electronics, Inc., Meinberg, and Orolia and

Trak Systems, Inc. (a Veritas Corporation subsidiary). In addition, the Telecommunications Act of 1996 permits incumbent local exchange carriers (ILECs) to manufacture telecommunications equipment, and they may enter the market resulting in increased competition. Our ability to compete successfully in the future will depend on many factors including:

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

We have relied and may continue to rely on a limited number of customers for a significant portion of our net revenue, and our net revenue could decline due to lower orders, the delay of orders or cancellation of existing orders by these customers

During fiscal 2013, 2012 and 2011, no single customer accounted for more than 10% of our net revenue. Nevertheless, we expect that we will continue to depend on a relatively small number of customers for a substantial portion of our net revenue for the foreseeable future. The timing and level of sales to our largest customers have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. The loss of one or more of our significant customers, or a significant reduction or delay in sales to any customer, may harm our business and operating results. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we do business, which could also harm our business and operating results.

We have direct or indirect sales pursuant to contracts with U.S. government agencies, which can be terminated at the convenience of the government, and our revenue would decline if the government terminated these contracts

Approximately 25% to 30% of our net revenue has been generated from sales to U.S. government agencies either directly or indirectly through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed-price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts. If any counter-parties to our U.S. government agency contracts and subcontracts terminate their agreements, our revenue would decline.

We depend on U.S. government agency contracts. A decline or reprioritization of funding in the U.S. defense budget, that of other customers, or delays in the budget process could adversely affect our business, financial condition and operating results

We derive and expect to continue to derive a significant portion of our net revenue from work performed under U.S. government contracts. These contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis (September), even though contract performance may extend over many years. Delays in approvals of the annual defense budget or supplemental funding bills may adversely impact our government sales. The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

In August 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which requires spending caps and certain reductions in security spending over a ten-year period through 2021. Budget cuts (or sequestration) began to be implemented on March 1, 2013, and without additional congressional action, further sequestration as set forth in the BCA may be implemented. The impact of sequestration is yet to be fully determined. Sequestration could result in significant additional reductions to defense spending over the next decade, which would have a material adverse effect on our business, financial condition and operating results.

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

Our customers may be subject to governmental regulations, which, if changed, could negatively impact our business and operating results

Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we are not directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could negatively impact our business and operating results.

We perform some manufacturing offshore to lower costs; these efforts may impact our ability to deliver products to our customers on a timely basis

We depend upon manufacturing activities outside of the United States, and are exposed to various legal, business, political and economic risks associated with these international operations. Over the past few years, we have outsourced a portion of our manufacturing to a contract manufacturer at a facility in Southern China. While these activities have allowed us to reduce costs, they have and will continue to expose us to risks inherent in doing business in the People’s Republic of China. We cannot assure you that labor disruption, currency fluctuations, misappropriation of our intellectual property or other risks will not occur, any of which could materially adversely impact our ability to deliver products to our customers and our business, financial condition and operating results.

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

Our sales and operating results may be adversely affected as a result of our required compliance with the adopted European Union Directives on Waste Electrical and Electronic Equipment, and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, as well as other standards around the world

In January 2003, the European Union enacted Directive 2002/96/EC on the Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain categories of electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Some of our products fall within the scope of this Directive, and, as such, we have been incurring some financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. During 2012, this Directive was “recast” by the European Commission with the objectives of assuring both that a greater proportion of “electrical and electronic equipment” or “EEE” is recycled and that new EEE is “sustainable” by limiting its content of hazardous substances and through other measures, such as restrictions on reuse. Under the recast Directive, EU member states will have a transition period from August 2012 to August 2018 to apply its expanded scope to products covered under the prior version of the Directive, and thereafter, the recast Directive will extend to numerous additional EEE. Substantial uncertainty surrounds the timing and measures member states will use to implement the recast Directive, particularly its sustainability objective, but we expect to incur additional financial responsibility for the collection, recycling, treatment and disposal of both new product sold, and product already sold prior to the recast Directive’s implementation date; it is also possible that we may need to change our manufacturing processes, redesign or reformulate some of our products, and change some components in order to continue to offer them for sale in the EU.

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

We may be impacted by disruptions and liquidity issues in the credit market, which may unfavorably impact our financial condition and results of operations

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and cash equivalents and short-term investment accounts. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisor in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisor’s internal credit specialists. Our cash and cash equivalents consists of overnight instruments and instruments that will mature within ninety days from the date of purchase. Our short-term investment portfolio consists of instruments that mature between ninety-one days and three years from date of purchase.

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

If we incur net losses or substantially lower profit in the future, we may have to record a valuation allowance against some of our deferred tax assets, which would significantly increase our tax expense and harm our net earnings

Future losses or low profitability may create uncertainty about the realizability of our $34 million net deferred tax assets. At the end of each fiscal quarter, our management reviews the results of operations for that quarter and forecasts for the remainder of the fiscal year and future years to determine if it is more likely than not that a valuation allowance for the deferred tax assets is needed. If we record a valuation allowance against our deferred tax assets, we would record an additional tax expense, which would reduce net income. In addition, uncertainties about the realizability of our deferred tax assets could limit our ability to recognize future deferred tax assets on our balance sheet and correspondingly reduce net earnings.

We may be subject to additional taxes from tax reviews by foreign authorities

Although we believe that we have made adequate reserves for foreign tax provisions, there can be no assurance that such reserves will be adequate until the foreign authorities have reviewed our foreign tax filings

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following are our principal facilities as of June 30, 2013:

Location	Primary Use	Owned/Leased	Segments Used by
San Jose, CA	Headquarters, Research and Development	Leased	All

Beverly, MA	Manufacturing	Owned (no encumbrances)/Leased	All

Boulder, CO	Manufacturing	Leased	Government and Enterprise

Tuscaloosa, AL	Manufacturing	Leased	All

We also lease other facilities in the United States, Europe, and Asia to support manufacturing, research and development, sales and customer service. We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC, under the symbol “SYMM”. We had approximately 857 stockholders of record as of August 28, 2013.

The following table sets forth the high and low per share sale prices reported on The NASDAQ Stock Market LLC for our common stock for the periods indicated.

	High	Low
Year ended June 30, 2013
First Quarter	$7.03	$5.83
Second Quarter	6.99	5.57
Third Quarter	5.93	4.46
Fourth Quarter	5.29	4.48

Year ended July 1, 2012
First Quarter	$6.26	$4.29
Second Quarter	5.76	3.91
Third Quarter	6.50	5.44
Fourth Quarter	6.05	5.27

Symmetricom has never declared nor paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Part III Item 12 of this Form 10-K.

Stock Repurchase Program

As of June 30, 2013, the total number of shares available for repurchase under the repurchase program authorized by our Board of Directors was approximately 1.9 million.

During fiscal 2013, we repurchased 870,000 shares of common stock pursuant to our repurchase program for an aggregate price of approximately $5.4 million. Further 277,000 shares were repurchased in fiscal 2013 for an aggregate price of approximately $1.6 million to cover the cost of taxes on vested restricted stock and options exercises.

There were no shares repurchased during the three months ended June 30, 2013.

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

The following selected consolidated financial data for the fiscal years ended June 30, 2013, July 1, 2012, July 3, 2011, June 27, 2010, and June 28, 2009 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The following selected financial data as of July 3, 2011, June 27, 2010, and June 28, 2009 and for the two years in the period ended June 27, 2010 is derived from our consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year ended
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$210,990	$237,716	$208,146	$221,316	$219,746
Operating income (loss) (1),(2),(3)	(5,345)	16,844	7,131	12,129	(32,713)
Income (loss) from continuing operations before income taxes (4)	(4,901)	17,126	8,030	2,043	(43,218)
Income (loss) from continuing operations (5)	(2,705)	11,355	1,169	2,546	(43,806)
Income (loss) from discontinued operations, net of tax (6)	—	—	254	(20)	(1,951)
Net income (loss)	(2,705)	11,355	1,423	2,526	(45,757)
Basic income (loss) per share from continuing operations	(0.07)	0.27	0.03	0.06	(1.01)
Basic income (loss) per share from discontinued operations	—	—	—	—	(0.04)
Basic net income (loss) per share	(0.07)	0.27	0.03	0.06	(1.05)
Diluted income (loss) per share from continuing operations	(0.07)	0.27	0.03	0.06	(1.01)
Diluted income (loss) per share from discontinued operations	—	—	—	—	(0.04)
Diluted net income (loss) per share	(0.07)	0.27	0.03	0.06	(1.05)

	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$230,928	$231,025	$235,840	$231,387	$272,387
Long-term obligations (7),(8)	5,264	5,472	5,212	8,296	51,769
Stockholders’ equity	189,782	187,782	184,154	183,852	179,528

(1)	During fiscal 2013, we recorded $5.7 million related to lease losses and facility related charges, one-time termination benefits, and other restructuring related charges. In addition, we recorded $1.4 million in executive transition costs and $0.7 million in transition of the research and development center in China to US.

(2)	During fiscal 2011 and 2010, we recorded $8.1 million and $10.3 million, respectively, in restructuring charges related to the closure of our manufacturing operations in Puerto Rico, lease losses and facility related charges, one-time termination benefits, and other restructuring related charges.

(3)	During fiscal 2009, we recorded an impairment charge of $48.1 million in goodwill, $9.7 million in restructuring charges related to lease losses and facility related charges and one-time termination benefits.

(4)	During fiscal 2010 and 2009, we recorded $7.0 million and $5.6 million, respectively, in non-cash charges related to repayment of convertible notes.

(5)	During fiscal 2011, we recorded a $4.5 million valuation allowance against California R&D tax credit deferred tax assets.

(6)	Reflects amounts related to gains (losses) on discontinued operations. The Specialty Manufacturing / Other business segment was discontinued in the third quarter of fiscal 2007. Our Quality of Experience Assurance business segment was discontinued and sold in fiscal 2010.

(7)	During fiscal 2010, we repurchased $56.9 million in aggregate principal amount of our outstanding convertible notes, which had a carrying value of $48.7 million.

(8)	During fiscal 2009, we repurchased $63.1 million in aggregate principal amount of our outstanding convertible notes which had a carrying value of $48.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Dollar amounts in the tables in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands. Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2013 and 2012 were 52-week fiscal years, and 2011 was a 53-week fiscal year.

Fiscal Year 2013 Summary

During fiscal 2013, Symmetricom remained focused on driving new opportunities for growth in key areas such as PackeTime, Quantum Chip Scale Atomic Clock (CSAC) and Government Programs. We enhanced our solution portfolio for service providers transitioning to packet-based networks, LTE and LTE-Advanced wireless technologies with the launch of our PackeTime Edgemaster product. Our Quantum CSAC revenue increased in fiscal 2013 on higher order volumes and production levels. CSAC’s significant size, weight, and power advantages over existing technologies continue to drive demand. With a strong backlog in place at the end of the fiscal year and increasing production volumes, we are well positioned for CSAC revenue growth in fiscal 2014. And, our Government Programs portfolio performed well despite the challenging government spending environment. We believe our technology and expertise are well aligned with the new defense priorities, and we plan continued investment in this area as we pursue long-term growth.

However, revenue in other, more mature product areas was adversely impacted by the government spending weakness and broad-based economic weakness, leading to a decline in total company revenue from fiscal 2012. Despite the challenging year, we continued to generate cash, with over $19 million in cash flow from operations and added nearly $9 million to its cash and short-term investment balances.

In April 2013, we announced that Elizabeth A. Fetter, a member of our Board of Directors, had been appointed as our new Chief Executive Officer, replacing David G. Côté. In May 2013, we announced a reorganization of our management structure, in which several other members of our management team left the company. In June 2013, we announced a restructuring plan pursuant to which we plan to reduce our workforce by approximately 12% by December 2013. The restructuring plan we announced in June 2013 is intended to reduce costs while maximizing resources to support our growth initiatives and has helped right-size our organization to current revenue levels.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

Current macro-economic factors are dynamic and uncertain and are likely to remain so in fiscal 2014. If difficult economic conditions continue or markedly worsen or if there are reductions in government /defense spending or if there are further reductions in wireline modernization spending, our customers may delay or reduce capital expenditures. Among other things, these factors could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

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

Periodically, we enter into revenue transactions with multiple deliverables. Our multiple element product offerings generally include hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. In evaluating the revenue recognition for multiple element arrangements under the accounting guidance, the total arrangement fees are allocated to all the deliverables based on their relative selling prices. The relative selling price is determined using vendor specific objective evidence (“VSOE”) when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use our best estimate of the selling price (“BESP”) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

•	the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold; and

•	analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost reimbursable. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost reimbursable contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made.

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

We accrue for anticipated warranty costs upon shipment. We estimate future warranty costs based on, historical warranty claim trends, management’s judgment regarding anticipated rates of warranty claims, and associated repair costs. This analysis is updated on a quarterly basis.

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

Short-Term Investments

Short-term investments consist of government sponsored enterprise debt securities, mutual funds, certificates of deposits and corporate debt securities. Maturities for the government sponsored enterprise debt securities, certificates of deposits and corporate debt securities are between three and thirty six months. All of our short-term investments, except the mutual funds which are classified as trading securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

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

Valuation of Long-Lived Assets Including Intangible Assets Subject to Amortization

The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets primarily include purchased technology and trademarks. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, we compare the respective book value to the projected undiscounted net cash flows associated with the related asset or group of assets over the asset’s remaining useful life. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded. If an impairment charge were recognized, the amortization related to intangible assets would decrease during the remainder of the life of the asset.

Results of Operations

The following table presents the percentage of total revenue for the respective line items in our consolidated statement of operations:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Net revenue
Communications	55.0%	55.7%	57.2%
Government and Enterprise	45.0%	44.3%	42.8%

Total net revenue	100.0%	100.0%	100.0%
Cost of products and services	55.0%	55.5%	51.9%
Amortization of purchased technology	0.6%	0.3%	0.5%
Restructuring charges	0.4%	0.5%	4.5%

Gross profit	44.0%	43.8%	43.1%
Operating expenses:
Research and development	15.3%	11.8%	13.0%
Selling, general and administrative	28.7%	24.8%	27.2%
Amortization of intangible assets	0.2%	0.1%	0.1%
Restructuring charges	2.3%	—%	(0.6)%

Operating income (loss)	(2.5)%	7.1%	3.4%
Interest income	0.2%	0.1%	0.5%
Interest expense	—%	—%	—%

Income (loss) from continuing operations before taxes	(2.3)%	7.2%	3.9%
Income tax provision (benefit)	(1.0)%	2.4%	3.3%

Income (loss) from continuing operations	(1.3)%	4.8%	0.6%
Income from discontinued operations, net of tax	—%	—%	0.1%

Net income (loss)	(1.3)%	4.8%	0.7%

Fiscal 2013 compared to Fiscal 2012

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Net Revenue:
Communications	$116,047	$132,345	$(16,298)	(12.3)%
Government and Enterprise	94,943	105,371	(10,428)	(9.9)

Total Net Revenue	$210,990	$237,716	$(26,726)	(11.2)%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, services and software licenses. The decrease in Communications revenue is due to lower sales of synchronization products. The decrease in Government and Enterprise segment revenue is due to a decline in our government programs revenue, sales of GPS and time code instrumentation, network time servers, and precision frequency references, driven largely by lower U.S. government spending. These declines were partially offset by higher sales of our new chip scale atomic clock.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Gross Profit:
Communications	$59,881	$66,564	$(6,683)	(10.0)%
Government and Enterprise	33,962	38,626	(4,664)	(12.1)
Corporate related	(943)	(1,178)	235	(19.9)

Total Gross Profit	$92,900	$104,012	$(11,112)	(10.7)%
Percentage of Revenue	44.0%	43.8%

Gross profit: Gross profit as a percentage of revenue for our Communications segment increased to 52% in fiscal 2013, compared to 50% in fiscal 2012, due to lower manufacturing costs. Gross profit as a percentage of revenue for our Government and Enterprise segment decreased to 36% in fiscal 2013, compared to 37% in fiscal 2012, due to an unfavorable product mix, partially offset by lower manufacturing costs. Corporate related charges decreased $0.2 million due to lower restructuring charges in fiscal 2013.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Operating Income:
Communications	$23,269	$28,697	$(5,428)	(18.9)%
Government and Enterprise	6,040	11,625	(5,585)	(48.0)
Corporate related	(34,654)	(23,478)	(11,176)	(47.6)

Total operating income	$(5,345)	$16,844	$(22,189)	(131.7)%
Percentage of Revenue	(2.5)%	7.1%

Operating income: Operating income for our Communications business decreased, principally due to lower revenue. Operating income for our Government and Enterprise business decreased due to a decline in revenue and an increase in research and development, sales, marketing and administrative expenses. Corporate-related expenses in fiscal 2013 were higher compared to fiscal 2012 due to higher restructuring charges in fiscal 2013 and higher research and development, sales, marketing and administrative expenses.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Research and development expense	$32,384	$27,960	$4,424	15.8%
Percentage of Revenue	15.3%	11.8%

Research and development expense consists primarily of salaries and benefits, prototype expenses, fees paid to outside consultants and facility costs. Research and development expense in fiscal 2013 increased compared to fiscal 2012 due to higher prototype and outside consulting expenses related to the development of our new smart grid clock for substations, PackeTime Edgemaster, and other products.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Selling, general and administrative	$60,717	$58,921	$1,796	3.0%
Percentage of Revenue	28.7%	24.8%

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, finance, human resources, and information technology. In fiscal 2013, compared to fiscal 2012, there were higher employee compensation costs due in part to executive management transitions, legal and consulting costs related to transition of the research and development center in China to US and bad debt expenses, partially offset by lower sales commissions.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Amortization of intangible assets	$346	$242	$104	43.0%
Percentage of Revenue	0.2%	0.1%

Amortization of intangible assets increased in fiscal 2013 compared to fiscal 2012 due to higher amortization of intangible assets arising from assets acquired in fiscal 2012 and 2013, partially offset by certain assets being fully amortized before or during fiscal 2013.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Restructuring charges	$4,798	$45	$4,753	10,562.2%
Percentage of Revenue	2.3%	0.0%

Restructuring charges in fiscal 2013 consisted of severance, lease loss charges and other exit costs. In fiscal 2012, restructuring charges consisted of severance and other charges partially offset by a decrease in our lease loss liability.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Interest income	$444	$282	$162	57.4%
Percentage of Revenue	0.2%	0.1%

Interest income was higher in fiscal 2013 than the prior year due to an increase in the fair value of our deferred compensation plan assets.

	Year ended		$ Change	% Change
	June 30, 2013	July 1, 2012
Income tax provision	$(2,196)	$5,771	$(7,967)	(138.1)%
Percentage of Revenue	(1.0)%	2.4%

Income tax provision: Our effective tax rate in fiscal 2013 was 44.8% on a loss from continuing operations before income taxes of $4.9 million, compared to an effective tax rate of 33.7% on income from continuing operations before income taxes of $17.1 million in fiscal 2012. The tax rate in fiscal 2013 was impacted by the retroactive extension of R&D tax credit enacted in January 2013. The tax rate in fiscal 2012 benefited from the release of reserves on an uncertain tax position that was no longer necessary.

Fiscal 2012 compared to Fiscal 2011

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Net Revenue:
Communications	$132,345	$119,104	$13,241	11.1%
Government and Enterprise	105,371	89,042	16,329	18.3

Total Net Revenue	$237,716	$208,146	$29,570	14.2%
Percentage of Revenue	100.0%	100.0%

Net revenue consists of sales of products, services and software licenses. In fiscal 2012, net revenue increased $29.6 million, or 14.2%, compared to fiscal 2011. The increase in Communications revenue was due in part to the completion of our transition to an outsourced manufacturing and logistics model that adversely impacted revenue in the second quarter of fiscal 2011. Further, in fiscal 2012, Communications revenue increased due to higher sales of DTI and PackeTime® products, and higher installation revenues, offset by lower sales of traditional sync, and embedded solutions products. The increase in Government and Enterprise segment revenue is due to an increase in our government programs business and, enterprise products, partially offset by lower sales of clocks and instruments.

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

Operating income: Operating income for our Communications business increased due to the increase in revenue. Operating income for our Government and Enterprise business decreased due to lower gross profit and an increase in research and development, sales, marketing and administrative expenses. Corporate-related expenses in fiscal 2012 were lower than fiscal 2011 due to higher restructuring charges in fiscal 2011 from activities associated with the phased closure of our Puerto Rico manufacturing facility, which was completed in fiscal 2011.

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

Amortization of intangible assets remained flat in fiscal 2012 compared to fiscal 2011 due to certain assets becoming fully amortized during fiscal 2012, offset by amortization of intangible assets acquired during fiscal 2012.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Restructuring charges	$45	$(1,294)	$1,339	(103.5)%
Percentage of Revenue	0.0%	(0.6)%

Restructuring charges in fiscal 2012 consisted of severance and other charges partially offset by changes in our lease loss liability. In fiscal 2011, restructuring charges consisted of a $2.3 million credit from the utilization of a section of the San Jose facility that had previously been recorded as a lease loss at the time we ceased using the space and the sublease of a section of our Santa Rosa facility that had previously been recorded as a lease loss at the time we ceased using the space, partially offset by severance and other charges.

	Year ended		$ Change	% Change
	July 1, 2012	July 3, 2011
Interest income	$282	$957	$(675)	(70.5)%
Percentage of Revenue	0.1%	0.5%

Interest income decreased in fiscal 2012 compared to the same period in the prior year due to a decline in the fair value of investments (classified as trading securities) under our deferred compensation plan and lower yields.

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

Key Operating Metric

A key operating performance measure is sales backlog. This metric, which compares fiscal 2013 with fiscal 2012, is discussed below.

Sales backlog:

Our backlog consists of firm orders that have yet to be shipped to the customer, or may not be shippable to a customer until a future period. Most orders included in backlog can be rescheduled or cancelled by customers without significant penalty. Historically, a substantial portion of net revenue in any fiscal period has been derived from orders received during that fiscal period. Our total backlog amounted to $45.3 million as of June 30, 2013, compared to $45.4 million as of July 1, 2012.

Our backlog may be affected by the cancellation or delay of customer orders, the overall condition of the telecommunications industry, U.S. government spending on defense programs, overall worldwide economic conditions and the cyclical nature of customer demand in each of our markets.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	June 30, 2013	July 1, 2012	Change $
Cash and cash equivalents	$29,358	$27,659	$1,699
Short-term investments	46,131	39,280	6,851

Total	$75,489	$66,939	$8,550

As of June 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $75.5 million and accounts receivable, net of $38.8 million.

As of June 30, 2013, working capital was $141.6 million compared to $140.0 million as of July 1, 2012. Cash, cash equivalents and short-term investments as of June 30, 2013 increased to $75.5 million from $66.9 million as of July 1, 2012. Our days sales outstanding in accounts receivable was 68 days as of June 30, 2013, compared to 67 days as of July 1, 2012.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll and other operating expenses related to the manufacturing of products, development of new products and the purchase of property, plant and equipment.

Cash flows from operating activities

Net cash provided by operating activities in fiscal 2013 was $19.2 million. The net cash provided by operating activities consisted of non-cash charges of $14.6 million, a net change in operating assets of $7.3 million, partially offset by a net loss of $2.7 million. The non-cash charges consisted of $7.1 million in stock-based compensation expense, $6.8 million in depreciation and amortization expenses, $2.6 million in provision for excess and obsolete inventory, $0.5 million in allowance for doubtful accounts, and $0.5 million loss on disposal of assets, partially offset by $2.9 million in use of deferred income taxes. The net changes in operating assets consisted primarily of a $6.7 million decrease in accounts receivable, a $3.0 million decrease in prepaids and other assets, a $0.5 million decrease in inventories, partially offset by a decrease in accounts payable of $2.1 million, and a decrease in accrued compensation of $0.9 million.

Cash flows from investing activities

Net cash used for investing activities was $15.0 million in fiscal 2013, which represented the purchase of short-term investments of $46.7 million, property, plant and equipment of $6.4 million, and acquisition of a business and intangible assets of $0.7 million, partially offset by the sale/maturities of short-term investments of $38.8 million.

Cash flows from financing activities

Net cash used for financing activities was $2.5 million in fiscal 2013, which represented the repurchase of common stock of $7.0 million, partially offset by cash generated from the exercise of common stock options of $4.5 million.

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

We incur purchase commitments during our normal course of business. As of June 30, 2013, our principal commitments totaled $12.4 million and related primarily to commitments to purchase inventory.

The following table summarizes our contractual cash obligations as of June 30, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Operating leases obligations (1)	$13,599	$4,296	$9,034	$269	$—
Purchase obligations	12,390	10,756	1,634	—	—
Post-retirement benefits liabilities (2)	208	31	55	45	77
Lease obligations on abandoned space (3)	2,629	1,050	1,579	—	—

Total	$28,826	$16,133	$12,302	$314	$77

(1)	Consists of lease obligations on space used by the Company for operations and does not include lease obligations on space that has been abandoned.

(2)	Relates to a post-retirement health care benefits plan, assumed during an acquisition in fiscal 2003. The plan was curtailed in fiscal 2003, and only existing retired participants and employees of the acquired company, now employed by Symmetricom and meeting the retirement eligibility requirements by December 31, 2004, are eligible for participation. The health care plan is a contributory plan.

(3)	Consists of gross lease obligations on abandoned space whether sub-leased or not.

Uncertain tax positions of $16.2 million consist of amounts which reduce the net deferred tax asset balance to $34.0 million at June 30, 2013, which would affect our income tax expense if recognized. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements included in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

As of June 30, 2013, we had short-term investments of $46.1 million. These investments are mainly in government sponsored enterprise, certificates of deposits and corporate debt securities that have maturity dates of greater than three months. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2013 would not have materially affected the fair value of our investment portfolio. We do not use derivative financial instruments to mitigate the risks inherent in these securities.

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

Supplementary quarterly financial data (unaudited):

The following table shows our unaudited condensed, consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended June 30, 2013 and July 1, 2012. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal 2013
Net revenue	$56,391	$49,151	$53,349	$52,099
Gross profit	24,302	21,001	24,083	23,514
Operating income (loss)	(379)	(2,814)	165	(2,317)
Income (loss) before taxes	(415)	(2,636)	263	(2,113)
Net income (loss)	(203)	(1,775)	819	(1,546)
Basic net income (loss) per share	(0.01)	(0.04)	0.02	(0.04)
Diluted net income (loss) per share	(0.01)	(0.04)	0.02	(0.04)

Fiscal 2012
Net revenue	$56,378	$58,294	$60,438	$62,606
Gross profit	25,945	25,210	24,661	28,196
Operating income	4,089	3,643	3,275	5,837
Income before taxes	4,155	3,347	3,500	6,124
Net income	2,749	2,445	2,204	3,957
Basic net income per share	0.06	0.06	0.05	0.10
Diluted net income per share	0.06	0.06	0.05	0.09

SYMMETRICOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and July 1, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symmetricom, Inc. and subsidiaries as of June 30, 2013, and July 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

September 11, 2013

SYMMETRICOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2013	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,358	$27,659
Short-term investments	46,131	39,280
Accounts receivable, net of allowance for doubtful accounts of $636 in 2013 and $108 in 2012	38,756	45,952
Inventories	44,516	47,618
Prepaids and other current assets	18,389	16,943

Total current assets	177,150	177,452
Property, plant and equipment, net	23,869	22,702
Intangible assets, net	2,958	3,458
Deferred taxes and other assets	26,951	27,413

Total assets	$230,928	$231,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,813	$9,300
Accrued compensation	13,702	14,574
Accrued warranty	1,550	1,722
Other accrued liabilities	12,483	11,841

Total current liabilities	35,548	37,437
Long-term obligations	5,264	5,472
Deferred income taxes	334	334

Total liabilities	41,146	43,243

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 52,956 shares issued and 41,097 outstanding in 2013; 51,500 shares issued and 40,952 outstanding in 2012	198,227	193,478
Accumulated other comprehensive loss	(276)	(232)
Accumulated deficit	(8,169)	(5,464)

Total stockholders’ equity	189,782	187,782

Total liabilities and stockholders’ equity	$230,928	$231,025

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Net revenue	$210,990	$237,716	$208,146
Cost of products and services	115,953	131,907	107,990
Amortization of purchased technology	1,194	619	1,073
Restructuring charges	943	1,178	9,351

Total cost of sales	118,090	133,704	118,414

Gross profit	92,900	104,012	89,732
Operating expenses:
Research and development	32,384	27,960	27,045
Selling, general and administrative	60,717	58,921	56,607
Amortization of intangible assets	346	242	243
Restructuring charges	4,798	45	(1,294)

Total operating expenses	98,245	87,168	82,601

Operating income (loss)	(5,345)	16,844	7,131
Interest income	444	282	957
Interest expense	—	—	(58)

Income (loss) from continuing operations before taxes	(4,901)	17,126	8,030
Income tax provision (benefit)	(2,196)	5,771	6,861

Income (loss) from continuing operations	(2,705)	11,355	1,169
Income from discontinued operations, net of tax	—	—	254

Net income (loss)	$(2,705)	$11,355	$1,423

Earnings per share—basic:
Income (loss) from continuing operations	$(0.07)	$0.27	$0.03
Income from discontinued operations, net of tax	—	—	—

Net income (loss)	$(0.07)	$0.27	$0.03

Weighted average shares outstanding—basic	40,509	41,981	43,188

Earnings per share—diluted:
Income (loss) from continuing operations	$(0.07)	$0.27	$0.03
Income from discontinued operations, net of tax	—	—	—

Net income (loss)	$(0.07)	$0.27	$0.03

Weighted average shares outstanding—diluted	40,509	42,697	43,782

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Income (loss) from continuing operations , net of tax	$(2,705)	$11,355	$1,169
Income (loss) from discontinued operations, net of tax	—	—	254

Net income (loss)	(2,705)	11,355	1,423

Other Comprehensive income (loss):
Foreign currency translation adjustments	52	(199)	278
Unrealized gain (loss) on short-term investments (net of tax effect of $48, $2, $25)	(96)	(4)	49

Other comprehensive income (loss), net of tax	(44)	(203)	327

Total comprehensive income (loss)	$(2,749)	$11,152	$1,750

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
Balance at June 27, 2010	43,699	$202,450	$(356)	$(18,242)	$183,852
Issuance of common stock:
Stock option exercises	462	2,167	—	—	2,167
Restricted stock issued	211	—	—	—	—
Repurchase of common stock	(1,385)	(7,957)	—	—	(7,957)
Restricted stock canceled	(27)	—	—	—	—
Stock option income tax expense	—	(456)	—	—	(456)
Stock-based compensation	—	4,798	—	—	4,798
Adjustment for repayment of convertible notes, net
Income from continuing operations	—	—	—	1,169	1,169
Income from discontinued operations, net of tax				254	254
Unrealized loss on short-term investments, net of taxes	—	—	49	—	49
Cumulative adjustments to foreign currency translation, net of taxes	—	—	278	—	278

Balance at July 3, 2011	42,960	201,002	(29)	(16,819)	184,154
Issuance of common stock:
Stock option exercises and ESPP issuance	765	3,455	—	—	3,455
Restricted stock issued	156	—	—	—	—
Repurchase of common stock	(2,929)	(16,136)	—	—	(16,136)
Stock option income tax expense	—	(985)	—	—	(985)
Stock-based compensation	—	6,142	—	—	6,142
Net income	—	—	—	11,355	11,355
Unrealized gain on short-term investments, net of taxes	—	—	(4)	—	(4)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	(199)	—	(199)

Balance at July 1, 2012	40,952	193,478	(232)	(5,464)	187,782
Issuance of common stock:
Stock option exercises and ESPP issuance	995	4,481	—	—	4,481
Restricted stock issued	461	—	—	—	—
Repurchase of common stock	(1,147)	(7,010)	—	—	(7,010)
Restricted stock cancelled	(164)	—	—	—	—
Stock option income tax expense		163	—	—	163
Stock-based compensation	—	7,115	—	—	7,115
Net loss	—		—	(2,705)	(2,705)
Unrealized loss on short-term investments, net of taxes	—	—	(96)	—	(96)
Cumulative adjustments to foreign currency translation, net of taxes	—	—	52	—	52

Balance at June 30, 2013	41,097	$198,227	$(276)	$(8,169)	$189,782

See notes to the consolidated financial statements.

SYMMETRICOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income (loss)	$(2,705)	$11,355	$1,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,800	5,864	6,664
Deferred income taxes	(2,851)	4,515	6,953
Loss on disposal of fixed assets	474	211	13
Allowance for doubtful accounts	517	(157)	102
Provision for excess and obsolete inventory	2,591	2,944	1,760
Stock-based compensation	7,115	6,142	4,798
Changes in assets and liabilities:
Accounts receivable	6,679	(5,284)	(538)
Inventories	510	9,463	(27,153)
Prepaids and other assets	3,004	(3,170)	1,995
Accounts payable	(2,119)	(6,921)	9,401
Accrued compensation	(872)	831	(4,987)
Other accrued liabilities	65	(3,172)	(206)

Net cash provided by operating activities	19,208	22,621	225

Cash flows from investing activities:
Purchases of short-term investments	(46,721)	(30,089)	(56,662)
Sale/maturities of short-term investments	38,799	33,382	66,068
Purchases of plant and equipment	(6,408)	(4,503)	(5,595)
Cash proceeds from sale of discontinued operations	—	210	—
Payment to acquire business and other assets	(702)	(1,400)	—

Net cash provided by (used for) investing activities	(15,032)	(2,400)	3,811

Cash flows from financing activities:
Proceeds from issuance of common stock	4,481	3,455	2,167
Repurchase of common stock	(7,010)	(16,136)	(7,957)

Net cash used for financing activities	(2,529)	(12,681)	(5,790)

Effect of exchange rate changes in cash	52	(199)	278

Net increase (decrease) in cash and cash equivalents	1,699	7,341	(1,476)
Cash and cash equivalents at beginning of year	27,659	20,318	21,794

Cash and cash equivalents at end of year	$29,358	$27,659	$20,318

Non-cash investing and financing activities:
Unrealized gain (loss) on securities, net	$(96)	$(4)	$49
Plant and equipment purchases included in accounts payable	817	185	77
Contingent consideration for acquisition of business	650	540	—
Cash payments for:
Interest	$—	$—	$53
Income taxes	1,805	1,080	371

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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending on the Sunday closest to June 30. Fiscal years 2013 and 2012 were 52-week fiscal years and 2011 was a 53-week fiscal year.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments

Short-term investments consist of government sponsored enterprise debt securities, mutual funds, certificates of deposits and corporate debt securities. Maturities for the government sponsored enterprise debt securities, certificates of deposits and corporate debt securities are between three and thirty six months. All of our short-term investments, except the mutual funds which are classified as trading securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Unrealized gains and losses related to trading securities are included in interest income in our consolidated statements of operations.

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

Inventories

Inventories are valued at the lower-of-cost (first-in, first-out) or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to current economic trends, future demand and technological obsolescence.

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

Accumulated other comprehensive loss, consists of the following:

	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands)
Foreign currency translation adjustments, net of taxes	$(187)	$(239)	$(40)
Unrealized gain (loss) on short-term investments, net of taxes	(89)	7	11

Total accumulated other comprehensive loss	$(276)	$(232)	$(29)

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

We accrue for anticipated warranty costs upon shipment. We estimate future warranty costs based on, historical warranty claim trends, management’s judgment regarding anticipated rates of warranty claims, and associated repair costs. This analysis is updated on a quarterly basis.

The change in accrued warranty expense is summarized as follows:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands)
Beginning balance	$1,722	$1,601	$2,900
Provision for warranty for the year	2,733	2,549	1,617
Accruals related to changes in estimate	(352)	286	(520)
Less: Actual warranty costs	(2,553)	(2,714)	(2,396)

Ending balance	$1,550	$1,722	$1,601

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

Periodically, we enter into revenue transactions with multiple deliverables. Our multiple element product offerings generally include hardware, software and post-contract support (“PCS”) services, which are considered separate units of accounting. In evaluating the revenue recognition for multiple element arrangements under the accounting guidance, the total arrangement fees are allocated to all the deliverables based on their relative selling prices. The relative selling price is determined using vendor specific objective evidence (“VSOE”) when available. When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant third party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use our best estimate of the selling price (“BESP”) for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

•	the price list established by our management which is typically based on general pricing practices, market conditions, geographies and targeted gross margin of products and services sold; and

•	analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

Revenue from contracts that require development and manufacture in accordance with customer specifications and have a lengthy development period may be categorized into two types: firm fixed price and cost reimbursable. Revenue is recognized under the fixed price contracts using the percentage of completion method (cost-to-cost basis), principally based upon the costs incurred relative to the total estimated costs at

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completion on the individual contracts. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue recognized under cost reimbursable contracts is recognized on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as a performance based award fee. Revenue from long-term contracts is reviewed periodically, with adjustments recorded in the period in which the revisions are made.

Unbilled receivables totaled $5.7 million as of June 30, 2013 compared to $5.6 million as of July 1, 2012 and are included within the “Prepaid and Other Current Assets” line item on our consolidated balance sheets. All unbilled receivables as of June 30, 2013 are expected to be collected in fiscal 2014.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options, employee stock purchase plan and restricted stock using the treasury stock method, except when antidilutive.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net earnings (loss) per share is as follows:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(2,705)	$11,355	$1,169
Income from discontinued operations	—	—	254

Net income (loss)	$(2,705)	$11,355	$1,423

Shares (Denominator):
Weighted average common shares outstanding	40,802	42,224	43,368
Weighted average common shares outstanding subject to repurchase	(293)	(243)	(180)

Weighted average shares outstanding—basic	40,509	41,981	43,188
Weighted average dilutive share equivalents from stock options	—	583	530
Weighted average dilutive common shares subject to repurchase	—	133	64

Weighted average shares outstanding—diluted	40,509	42,697	43,782

Earnings per share—basic:
Income (loss) from continuing operations	$(0.07)	$0.27	$0.03
Income from discontinued operations	—	—	—

Net income (loss)	$(0.07)	$0.27	$0.03

Earnings per share—diluted:
Income (loss) from continuing operations	$(0.07)	$0.27	$0.03
Income from discontinued operations	—	—	—

Net income (loss)	$(0.07)	$0.27	$0.03

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the diluted earnings per share calculation, as their effect would have been antidilutive:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands)
Stock options	8,086	4,155	2,777

Total shares of common stock excluded from diluted net earnings per share calculation	8,086	4,155	2,777

Recent Accounting Pronouncements

In fiscal 2012, the Company adopted revised guidance related to the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the statement of changes in stockholders’ equity. The Company adopted, and retrospectively applied this guidance during the fourth quarter of 2012 and elected to present the statement of other comprehensive income (loss) as a separate statement for the reporting periods.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Note 2—Balance Sheet Components

Inventories consist of the following:

	June 30, 2013	July 1, 2012
	(In thousands)
Raw materials	$19,007	$21,003
Work-in-process	11,025	10,440
Finished goods	14,484	16,175

Inventories	$44,516	$47,618

Certain inventories, not expected to be consumed within the next 12 months, are included in the consolidated balance sheet as non-current other assets (within “Deferred Taxes and Other Assets”). These inventories consist of raw materials and finished goods and totaled $1.3 million and $2.6 million, as of June 30, 2013 and July 1, 2012, respectively.

Property, plant and equipment, net consist of the following:

	June 30, 2013	July 1, 2012
	(In thousands)
Property, plant and equipment, net:
Land	$200	$200
Buildings and improvements	19,164	16,119
Machinery and equipment	29,203	27,610
Computer software	12,673	12,384
Leasehold improvements	19,409	18,923

	80,649	75,236
Accumulated depreciation and amortization	(56,780)	(52,534)

	$23,869	$22,702

During fiscal years 2013, 2012, and 2011, depreciation expense was $5.3 million, $5.0 million, and $5.3 million, respectively.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued liabilities consist of the following:

	June 30, 2013	July 1, 2012
	(In thousands)
Other accrued liabilities:
Deferred revenue	$6,093	$6,996
Accrued expenses	4,497	2,717
Manufacturer sales representative commissions payable	843	1,303
Lease loss accrual, net	1,050	668
Income taxes payable	—	157

Total	$12,483	$11,841

Long-term obligations consist of the following:

	June 30, 2013	July 1, 2012
	(In thousands)
Long-term obligations:
Deferred revenue	$1,979	$2,254
Lease loss accrual, net	1,579	1,240
Rent accrual	713	1,102
Post-retirement benefits	186	173
Income tax	216	216
Contingent consideration for acquired business	591	487

Total	$5,264	$5,472

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2013 and July 1, 2012:

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Money market funds	$8,798	$8,798	$—	$—

Short-term investments:
Corporate debt securities and certificates of deposits	35,034	—	35,034	—
Government sponsored enterprise debt securities	8,246	—	8,246	—
Mutual funds	2,851	2,851	—	—

Total short-term investments	46,131	2,851	43,280	—

Total financial assets	$54,929	$11,649	$43,280	$—

Liabilities:
Contingent consideration	$650	$—	$—	$650

Total financial liabilities	$650	$—	$—	$650

	Fair Value as of July 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(In thousands)
Assets:
Money market funds	$8,650	$8,650	$—	$—

Short-term investments:
Corporate debt securities	23,703	—	23,703	—
Government sponsored enterprise debt securities	12,515	—	12,515	—
Mutual funds	3,062	3,062	—	—

Total short-term investments	39,280	3,062	36,218	—

Total financial assets	$47,930	$11,712	$36,218	$—

Liabilities:
Contingent consideration	$540	$—	$—	$540

Total financial liabilities	$540	$—	$—	$540

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, certificates of deposits and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan discussed further in Note 10.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost Basis	Gross Unrealized Gains (Losses)	Fair Value
		(In thousands)
June 30, 2013
Money market funds	$8,798	$—	$8,798
Corporate debt securities and certificates of deposits	35,171	(137)	35,034
Government sponsored enterprise debt securities	8,263	(17)	8,246
Mutual funds	2,851	—	2,851

Total financial assets	$55,083	$(154)	$54,929

July 1, 2012
Money market funds	$8,650	$—	$8,650
Corporate debt securities	23,705	(2)	23,703
Government sponsored enterprise debt securities	12,513	2	12,515
Mutual funds	3,062	—	3,062

Total financial assets	$47,930	$—	$47,930

The following table summarizes the contractual maturities of fixed income securities (Corporate debt securities, certificates of deposits and Government sponsored enterprise debt securities) recorded as short-term investments:

	Amortized Cost	Fair Value
	(In thousands)
Less than 1 year	$8,325	$8,325
Due in 1 to 3 years	35,109	34,955

Total	$43,434	$43,280

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for fiscal 2013 (in thousands):

Contingent consideration
Balance as of July 1, 2012	$540
Add: Adjustment to present value of contingent consideration	110

Balance as of June 30, 2013	$650

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments, if any, are expected to be made quarterly, and based upon revenue generated from the acquired product line, starting in the first quarter of fiscal 2014. No payments were made in fiscal 2013. The change in the time period of estimated revenue to be generated from the acquired product line resulted in accretion of contingent liability in fiscal 2013. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology (Note 12). To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the consolidated statement of operations.

Note 4—Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Other intangible assets as of June 30, 2013 and July 1, 2012 consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$26,606	$(24,633)	$1,973
Customer lists and trademarks	7,303	(6,318)	985

Total as of June 30, 2013	$33,909	$(30,951)	$2,958

Purchased technology	$25,970	$(23,845)	$2,125
Customer lists and trademarks	7,303	(5,970)	1,333

Total as of July 1, 2012	$33,273	$(29,815)	$3,458

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense is as follows:

(in thousands)
Fiscal year:
2014	$1,087
2015	714
2016	540
2017	233
2018	212
Thereafter	172

Total amortization	$2,958

Intangible asset amortization expense for fiscal 2013, 2012, and 2011 was approximately $1.4 million, $0.9 million, and $1.3 million, respectively. The remaining estimated weighted average useful life of purchased technology assets, and customer lists and trademarks was 2.5 years and 4 years, respectively. During fiscal 2013, the Company impaired approximately $0.3 million of intangible assets to write-down the value of the asset to its fair value of $0.1 million arising from a decline in expected future cash flows associated with this intangible asset. The impairment charge was included within “amortization of purchased technology” on the consolidated statements of operations.

Note 5—Income Taxes

Income (loss) from continuing operations before taxes and income tax provision (benefit) on income (loss) from continuing operations consists of the following:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands)
Income (loss) from continuing operations before taxes:
Domestic	$(6,122)	$15,366	$7,443
Foreign	1,221	1,760	587

Total	$(4,901)	$17,126	$8,030

Income tax provision (benefit):
Current:
Federal	$—	$355	$(107)
State	72	247	56
Puerto Rico	—	—	216
Foreign	428	572	(142)

Total	500	1,174	23

Deferred:
Federal	(2,620)	4,102	1,670
State	(76)	495	4,861
Puerto Rico	—	—	307

Total	(2,696)	4,597	6,838

Total income tax provision (benefit) on income (loss) from continuing operations	$(2,196)	$5,771	$6,861

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended July 3, 2011, the income tax provision (benefit) attributable to continuing operations and discontinued operations, included in the consolidated statements of operations was $6,861 and $143, respectively. For all other periods, there was no impact related to discontinued operations.

The effective income tax rate on our continuing operations differs from the federal statutory income tax rate as follows:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Federal statutory income tax expense (benefit) rate	35.0%	35.0%	35.0%
Puerto Rico taxes	—	—	6.5
State income taxes, net of federal benefit	0.1	1.3	4.9
Valuation allowance- state credits, net of federal benefit	(7.4)	3.0	55.7
Foreign taxes	(0.3)	(0.3)	(3.7)
Federal research and development credit	25.2	(1.1)	(6.9)
Non deductible expenses	(4.1)	—	—
Other	(3.7)	(4.2)	(6.0)

Effective income tax rate on continuing operations	44.8%	33.7%	85.5%

The principal components of deferred tax assets and liabilities are as follows:

	June 30, 2013	July 1, 2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$391	$2,804
Tax credit carryforwards	16,805	15,135
Reserves and accruals	21,527	18,264
Depreciation and amortization	2,796	2,408

	41,519	38,611
Valuation allowance	(7,193)	(7,307)

Total deferred tax assets	34,326	31,304
Deferred tax liabilities:
Unremitted foreign earnings	334	334

Net deferred tax assets	$33,992	$30,970

Net deferred tax assets are comprised of the following:

	June 30, 2013	July 1, 2012
	(In thousands)
Current assets	$9,348	$6,961
Non-current assets	24,978	24,343
Non-current liabilities	(334)	(334)

Net deferred tax assets	$33,992	$30,970

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, for federal income tax purposes, we had net operating loss carryforwards of approximately $10.0 million which will expire in years 2024 through 2033. We had California net operating loss carryforwards of approximately $7.0 million which will expire in years 2014 through 2033.

Also, we had federal research and development tax credit carryforwards of approximately $11.9 million that will expire in the fiscal years 2018 through 2033, alternative minimum tax credit carryforwards of approximately $4.5 million that have no expiration date, and approximately $1.9 million of foreign tax credits that will expire in 2016 through 2019. A total of $0.1 million of the alternative minimum tax credit carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore, will be recorded to additional paid-in-capital in the period in which they are realized. Additionally, for state income tax purposes, we had research and development tax credit carryforwards of approximately $14.2 million that have no expiration date.

As of June 30, 2013, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $6.0 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings.

We have provided a valuation allowance for certain deferred tax assets because we have determined that it is more likely than not that we will not have sufficient taxable income to realize these tax assets. At June 30, 2013, $0.9 million of the valuation allowance was attributable to foreign tax credit generated from fiscal 2007 through fiscal 2009 that may not be utilized before it expires in fiscal 2017 through fiscal 2019. The $0.5 million of the valuation allowance was attributable to a fiscal 2009 short-term investment loss incurred which has a limited carryforward period. For state income tax purposes, we have a $5.5 million valuation allowance related to state income tax credits primarily attributable to research and development credits that are not expected to be utilized.

As of June 30, 2013, we had $16.2 million of unrecognized tax benefits, of which $13.7 million, if recognized, would impact our effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2013, 2012, and 2011, we had no interest or penalties related to unrecognized tax benefits recorded to income tax expense.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(in thousands)
Beginning balance	$16,166	$16,249	$15,424
Increase for tax positions of current year	431	571	756
Increase for tax positions of prior years	—	—	617
Decrease for tax positions of prior years	(117)	(200)
Lapse of Statute of Limitations	(280)	(454)	(548)
Settlements	—	—	—

Ending balance	$16,200	$16,166	$16,249

We are subject to income tax in the United States and a number of state and foreign jurisdictions. The tax years ended June 28, 2009 and onwards remain open to examination by major taxing jurisdictions in which we operate which include the United States, The State of California and Germany. We ceased operating in Puerto Rico in fiscal 2012. However, fiscal 2009 through 2011 remain open for examination and we are currently under examination in Puerto Rico for fiscal 2010 and 2011.

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

Our right to repurchase restricted shares generally lapses over the same three or four-year term as the vesting period applicable to the stock options. The estimated future annual forfeiture rate used to record stock-based compensation expense was 5%, 7%, and 8% for fiscal 2013, 2012, and 2011, respectively. At June 30, 2013, the total future compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans was approximately $5.9 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated basis over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation expense included in the consolidated statements of operations:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands)
Cost of sales	$1,037	$867	$802
Research and development	1,200	1,183	870
Selling, general and administrative	4,878	4,092	3,126

Pre-tax stock-based compensation expense	7,115	6,142	4,798
Less: Income tax effect	(2,633)	(2,273)	(1,775)

Net stock-based compensation expense	$4,482	$3,869	$3,023

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and award activity for fiscal years 2013, 2012 and 2011:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 27, 2010	5,697	6,043	$5.84	219	$5.20
Granted—options	(2,193)	2,193	6.20
Granted—restricted shares	(422)	—	—	211	6.55
Exercised	—	(462)	4.69
Vested	—	—	—	(175)	5.19
Cancelled and expired	1,457	(1,240)	7.22	(27)	5.78
Expired from plans prior to 1999	(76)	—		—	—

Balances at July 3, 2011	4,463	6,534	$5.78	228	$6.39
Granted—options	(2,109)	2,109	5.16
Granted—restricted shares	(312)	—	—	156	5.32
Exercised	—	(475)	4.53
Vested	—	—	—	(123)	6.53
Cancelled and expired	852	(852)	7.07	—
Shares expired from plans prior to 1999	(5)	—	—	—	—

Balances at July 1, 2012	2,889	7,316	$5.54	261	$5.68
Increase in authorized shares	2,000
Granted—options	(2,428)	2,428	5.69
Granted—restricted shares	(878)	—	—	461	5.47
Exercised	—	(680)	4.46
Vested	—	—	—	(162)	5.84
Cancelled and expired	1,310	(978)	5.76	(164)	5.92

Balances at June 30, 2013	2,893	8,086	$5.64	396	$5.28

On October 26, 2012 at our annual meeting of shareholders, the shareholders approved an additional 2.0 million shares for future issuance under the 2006 Incentive Award Plan.

Options outstanding, vested and expected to vest, and exercisable as of June 30, 2013 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)
Outstanding	8,086	3.83	$5.64	$65
Vested and expected to vest	7,868	3.77	$5.65	$64
Exercisable	4,539	2.49	$5.72	$51

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of June 30, 2013, based on our common stock closing price of $4.49 on June 30, 2013, which would have been received by the option holders had all option holders exercised and sold their options as of that date.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, July 1, 2012, and July 3, 2011, the number of shares and weighted average exercise prices of exercisable options were 4.5 million at $5.72; 3.6 million at $5.68; and 2.8 million at $6.02, respectively.

The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011, was $1.0 million, $0.6 million, and $0.6 million, respectively.

The weighted average grant-date fair value of options granted was $2.79 in 2013, $2.45 in 2012 and $3.06 in 2011. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for fiscal 2013, 2012 and 2011:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
Expected life (in years)	5.3	4.9	5.1
Risk-free interest rate	0.9%	0.6%	1.2%
Volatility	56.8%	56.6%	56.6%

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

Stock Repurchase Program

On November 17, 2011, the Company’s Board of Directors authorized management to repurchase an additional 4.1 million shares of Symmetricom common stock in addition to the remaining shares available for repurchase under previously approved programs. As of June 30, 2013, the total number of shares available for repurchase under the repurchase program authorized by the Board of Directors was approximately 1.9 million.

In fiscal 2013, we repurchased 870,000 shares for an aggregate price of approximately $5.4 million. The repurchased shares were recorded as a reduction of our common stock and resulted in a reduction of stockholders’ equity. Further, we repurchased 277,000 shares in fiscal 2013 for an aggregate price of approximately $1.6 million to cover the cost of employee income taxes on vested restricted stock and option exercises.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

We have 500,000 shares of $0.0001 par value preferred stock authorized, of which none have been issued as of June 30, 2013.

Note 7—Commitments

Operating Leases

We lease certain facilities and equipment under operating lease agreements. Net rental expense charged to operations was $3.6 million in 2013, $3.6 million in 2012 and $3.7 million in 2011. Future minimum lease payments as of June 30, 2013 are as follows:

Operating Lease
(In thousands)
For the fiscal year:
2014	$4,821
2015	6,281
2016	3,468
2017	255
2018	14
Thereafter	—

Total minimum lease payments	$14,839

Lease loss liabilities were recorded as a result of facility consolidations related to our restructuring activities and discontinued operations. As of June 30, 2013, the accrued lease loss liability was approximately $2.6 million. The total minimum rentals to be received (between June 30, 2013 and January 31, 2016) in the future under non-cancelable subleases as of June 30, 2013 were $1.6 million.

Purchase Orders

We had $12.4 million in non-cancelable purchase commitments with our suppliers as of June 30, 2013.

Note 8—Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigation:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as adjacent properties, and have also taken steps to begin work on the Miller property. As of June 30, 2013, we had accrual of $80,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our consolidated balance sheet.

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

Note 9—Restructuring Charges

During fiscal 2013, we incurred approximately $5.7 million in lease loss charges, severance, consulting, and other charges in connection with restructuring activities primarily associated with our restructuring plan to realign and consolidate activities to drive efficiencies across our operations. The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of June 30, 2013 will be paid over the next five years.

During fiscal 2012, we incurred approximately $1.2 million in lease loss charges, severance, consulting, and other charges in connection with restructuring activities primarily associated with the shutdown of certain activities at our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2011, we incurred approximately $8.1 million (net) in charges for: severance, manufacturing transfer consulting services, lease loss charges, and additional depreciation on leasehold improvements. These expenses included $8.7 million of severance, consulting, additional depreciation and other charges for our Puerto Rico facility closure and $1.7 million of severance, consulting and other charges related to the plan to move the Government business unit’s engineering and manufacturing teams from our Santa Rosa facility to San Jose and other facilities. The lease loss accrual was reduced by $2.3 million due to re-occupation of a section of our San Jose facility that was previously not used and the sub-lease of a section of our Santa Rosa facility. The lease loss accruals are subject to periodic revisions based on current market estimates.

The following tables show the details of the restructuring cost accruals, which consist of facilities and severance costs, for the years ended June 30, 2013 and July 1, 2012:

	Balance at July 1, 2012	Expense Additions	Payments	Balance at June 30, 2013
	(in thousands)
Lease loss accrual (fiscal 2004)	$137	17	(42)	112
All other restructuring changes (fiscal 2004)	68	77	(66)	79
Lease loss accrual (fiscal 2009)	902	115	(294)	723
All other restructuring changes (fiscal 2010)	75	(234)	164	5
Lease loss accrual (fiscal 2011)	170	13	(52)	131
Lease loss accrual (fiscal 2012)	698	379	(310)	767
All other restructuring changes (fiscal 2012)	159	203	(362)	—
Lease loss accrual (fiscal 2013)	—	930	(32)	898
Severance (fiscal 2013)	—	2,956	(1,265)	1,691
All other restructuring changes (fiscal 2013)	—	1,285	(1,275)	10

Total	$2,209	$5,741	$(3,534)	$4,416

	Balance at July 3, 2011	Expense Additions	Payments	Balance at July 1, 2012
	(in thousands)
Lease loss accrual (fiscal 2004)	$161	$15	$(39)	$137
All other restructuring changes (fiscal 2004)	50	72	(54)	68
Lease loss accrual (fiscal 2009)	1,797	(482)	(413)	902
All other restructuring changes (fiscal 2010)	409	(47)	(287)	75
Lease loss accrual (fiscal 2011)	403	(125)	(108)	170
All other restructuring changes (fiscal 2011)	979	372	(1,351)	—
Lease loss accrual (fiscal 2012)	—	853	(155)	698
All other restructuring changes (fiscal 2012)	—	565	(406)	159

Total	$3,799	$1,223	$(2,813)	$2,209

Accrued severance will be paid within next twelve months. Over the next twelve months, we expect to incur an additional $4.7 million in restructuring charges related to the above restructuring plans.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Benefit Plans

401(k) Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the Plan, subject to certain limitations. Each employee directs the investment of the funds across a series of mutual funds. Effective in fiscal 2004, Symmetricom matched up to $0.50 per $1.00 deferred up to 3% of eligible compensation. Employee contributions vest immediately. Employer matching contributions vest 25%, 25% and 50% at end of first, second and third year, respectively. Symmetricom made matching contribution payments of $0.7 million in each fiscal year for 2013, 2012, and 2011 respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan that allows outside directors and certain U.S. employees to contribute up to 100% of their compensation, provided that their contributions do not reduce their salary to an amount that is less than the amount necessary to pay applicable employment taxes and other withholding obligations. The Board of Directors is authorized to make discretionary contributions to the accounts of participants. No discretionary contributions were made in fiscal 2013, 2012 and 2011.

Note 11—Business Segment Information

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

Government and Enterprise

Our Government and Enterprise business provides timing technology products for aerospace/defense, IT infrastructure, power infrastructure, and science and metrology applications. Precision time and frequency systems enable a range of critical operations, including the international time scale, global navigation, the management of power grids, synchronization of complex control systems, and signals intelligence for securing communications in remote and hostile environments.

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment revenue, gross profit and operating income (loss) were as follows during the periods presented:

Year ended June 30, 2013

	Communications	Government and Enterprise	Corporate	Total
Net revenue	$116,047	$94,943	$—	$210,990
Cost of sales	56,166	60,981	943	118,090

Gross profit	59,881	33,962	(943)	92,900
Operating expenses	36,612	27,922	33,711	$98,245

Operating income (loss)	$23,269	$6,040	$(34,654)	$(5,345)

Year ended July 1, 2012
	Communications	Government and Enterprise	Corporate	Total
Net revenue	$132,345	$105,371	$—	$237,716
Cost of sales	65,781	66,745	1,178	133,704

Gross profit	66,564	38,626	(1,178)	104,012
Operating expenses	37,867	27,001	22,300	87,168

Operating income (loss)	$28,697	$11,625	$(23,478)	$16,844

Year ended July 3, 2011
	Communications	Government and Enterprise	Corporate	Total
Net revenue	$119,104	$89,042	$—	$208,146
Cost of sales	60,112	48,951	9,351	118,414

Gross profit	58,992	40,091	(9,351)	89,732
Operating expenses	36,302	24,251	22,048	82,601

Operating income (loss)	$22,690	$15,840	$(31,399)	$7,131

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
	(In thousands)
Selling, general and administrative costs	$24,855	$20,589	$13,991
Research and development cost	3,115	488	—
Restructuring charges	5,741	1,223	8,057

Corporate-related total	$33,711	$22,300	$22,048

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our export sales, based on the location of the customer, accounted for 37%, 38%, and 35%, of our net revenue in fiscal 2013, 2012, and 2011 respectively. The geographical components of revenue are as follows:

	Year ended
	June 30, 2013	July 1, 2012	July 3, 2011
United States	63%	62%	65%
International:
Asia	15%	14%	11%
Europe	17%	17%	17%
Canada	3%	4%	3%
Latin America	2%	3%	4%

With the exception of property, plant and equipment, we do not identify or allocate our long-lived assets by geographic area. No material amount of property, plant and equipment exists outside the United States.

In fiscal 2013, 2012 and 2011, no customer accounted for 10% or more of our net revenue. As of June 30, 2013 and July 1, 2012, no customer accounted for 10% or more of the outstanding accounts receivable balance.

Note 12—Business Combination

In fiscal 2012, the Company acquired a product line (existing technology, customer relationships, fixed assets and employees) to enhance the Company’s product offerings in embedded timing and synchronization solutions for residential small cell solutions. This transaction was recorded as an acquisition of a business. The transaction price was approximately $2.4 million of which $1.4 million was paid in cash and approximately $1.0 million is contingent consideration payable as a royalty upon future sales of such products.

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

SYMMETRICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma results of operations have not been presented because the effect of the business combinations described in this Note was not material to our condensed consolidated results of operations. Revenue and earnings per share for the acquired businesses from the date of acquisition through the respective fiscal year ends were not material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, as stated in their report dated September 11, 2013.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Symmetricom, Inc.

San Jose, California

We have audited the internal control over financial reporting of Symmetricom, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated September 11, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California

September 11, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers

See the section entitled “Executive Officers of Symmetricom” in Part I of this report.

(b)	Directors

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders to be held on October 25, 2013 (the “Proxy Statement”).

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

(a)	Financial Statements and Financial Statement Schedules

1.    Financial Statements.    Reference is made to the Index to Consolidated Statements of Symmetricom, Inc. under Item 8 of Part II hereof.

2.    Financial Statement Schedules.    The following financial statement schedule of Symmetricom for the years ended June 30, 2013, July 1, 2012, and July 3, 2011 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements: Schedule II—Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed January 9, 2002).

3.1(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed May 1, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.1#	1999 Director Stock Option Plan, as amended through December 28, 2005, and forms of agreements thereunder (incorporated by reference from Exhibit 99.3 to the Registrant’s 1999 proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.2#	Amendment to the Symmetricom, Inc. 1999 Director Stock Option Plan effective December 28, 2005 and form of option agreement thereunder (incorporated by reference from Exhibits 10.1 and 10.2 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 8, 2006).

10.3#	1999 Employee Stock Option Plan, as amended through October 23, 2001, and forms of agreements thereunder (incorporated by reference from Exhibit 99.1 to the Registrant’s proxy statement (file no. 000-02287) filed September 23, 1999 and Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 13, 2001).

10.4#	Amendment to the Symmetricom, Inc. 1999 Employee Stock Option Plan effective May 28, 2003 (incorporated by reference from Exhibit (d)(6) to the Registrant’s tender offer statement on Schedule TO (file no. 000-02287) filed May 28, 2003).

10.5#	2002 Stock Option Plan (incorporated by reference from Exhibit 4.1 to Registrant’s registration statement on Form S-8 (file no. 333-97599) filed August 2, 2002).

10.6	Lease Agreement by and between the Registrant and Nexus Equity, Inc. dated June 10, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 17, 1996).

Exhibit No.	Description of Exhibits

10.7	First Amendment to Lease by and between the Registrant and Nexus Equity II LLC, as successor in interest to Nexus Equity, Inc., dated November 18, 2005, effective as of October 27, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed November 22, 2005).

10.8	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.6 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed August 30, 2002).

10.9#	Symmetricom, Inc. Deferred Compensation Plan effective October 1, 1999 (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 15, 2001).

10.12#	Employment Offer Letter between the Registrant and Justin Spencer dated September 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed October 2, 2008).

10.13#	Form of Second Amended and Restated Executive Severance Benefits Agreement between the Registrant and executive officers party to those certain Amended and Restated Executive Severance Benefits Agreements, dated September 11, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 6, 2009).

10.14#	Form of Executive Severance Benefits Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed February 5, 2010).

10.24#	Amended and Restated 2006 Incentive Award Plan (incorporated by reference from Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A (file no. 000-02287) filed September 26, 2012) and forms of agreements thereunder (incorporated by reference from Exhibit 4.4 to the Registrant’s registration statement on Form S-8 (file no. 333-155566) filed November 21, 2008).

10.25#	Employment Offer Letter, dated as of April 29, 2013, by and between the Registrant and Elizabeth Fetter (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed on May 1, 2013).

10.26*	Manufacturing Service Agreement, dated March 12, 2010, by and between the Registrant and Sanmina-SCI Corporation (“Sanmina-SCI”); Addendum 1 to Manufacturing Service Agreement, dated September 19, 2009, by and between the Registrant and Sanmina-SCI; Addendum 2 to Manufacturing Service Agreement, dated March 22, 2010, by and between the Registrant and Sanmina-SCI, and Amendment 1 to Addendum 2 to Manufacturing Service Agreement, dated May 20, 2010, by and between the Registrant and Sanmina-SCI (incorporated by reference from Exhibit 10.26 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 10, 2010).

10.27#	Symmetricom, Inc. 2010 Employee Stock Purchase plan, as amended and restated as of April 29, 2011 (incorporated by reference from Exhibit 10.27 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 16, 2011).

10.28*	Amendment 1 to Master Service Agreement, dated May 16, 2012, between the Registrant and Sanmina-SCI (incorporated by reference from Exhibit 10.28 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13. 2013).

10.29	Amendment 2 to Manufacturing Service Agreement, dated July 27, 2012, between the Registrant and Sanmina-SCI (incorporated by reference from Exhibit 10.29 to the Registrant’s annual report on Form 10-K (file no. 000-02287) filed September 13. 2013).

Exhibit No.	Description of Exhibits

10.30	Amendment 3 to Manufacturing Service Agreement, dated as of March 1, 2013, by and between the Registrant and SANMINA Corporation (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (file no. 000-02287) filed May 9, 2013).

10.31	Release and Waiver of Claims between the Registrant and David G. Côté, dated April 30, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K (file no. 000-02287) filed on May 1, 2013).

10.32#	Symmetricom, Inc. Director Compensation Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this annual report on Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

#	Management contract or compensatory plan or arrangement
*	Confidential treatment has been granted with respect to certain portions of this agreement.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

SYMMETRICOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 30, 2013:
Accrued warranty expense	$1,722	$2,381	$2,553	$1,550
Allowance for doubtful accounts	$108	$517	$(11)	$636
Year ended July 1, 2012:
Accrued warranty expense	$1,601	$2,835	$2,714	$1,722
Allowance for doubtful accounts	$315	$(157)	$50	$108
Year ended July 3, 2011:
Accrued warranty expense	$2,900	$1,097	$2,396	$1,601
Allowance for doubtful accounts	$427	$102	$214	$315

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRICOM, INC.

Date: September 11, 2013	By:	/s/ Elizabeth Fetter
Elizabeth Fetter Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Fetter and Justin R. Spencer, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ELIZABETH FETTER Elizabeth Fetter	Chief Executive Officer (Principal Executive Officer) and Director	September 11, 2013

/s/ JUSTIN R. SPENCER Justin R. Spencer	Executive Vice President Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 11, 2013

/s/ JAMES CHIDDIX James Chiddix	Chairman of the Board	September 11, 2013

/s/ ALFRED BOSCHULTE Alfred Boschulte	Director	September 11, 2013

/s/ ROBERT T. CLARKSON Robert T. Clarkson	Director	September 11, 2013

September 11, 2013

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister Jr.	Director	September 11, 2013

/s/ RICHARD W. OLIVER Richard W. Oliver	Director	September 11, 2013

/s/ RICHARD N. SNYDER Richard N. Snyder	Director	September 11, 2013

/s/ ROBERT J. STANZIONE Robert J. Stanzione	Director	September 11, 2013