Form 10-Q
period 2013-09-29
SYMMETRICOM INC
filed 2013-11-07
CIK 82628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 25, 2013
Common Stock	42,083,865

SYMMETRICOM, INC.

FORM  10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 29, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,965	$29,358
Short-term investments	47,881	46,131
Accounts receivable, net of allowance for doubtful accounts of $703 and $636	35,743	38,756
Inventories	41,219	44,516
Prepaids and other current assets	20,158	18,389

Total current assets	176,966	177,150
Property, plant and equipment, net	23,286	23,869
Intangible assets, net	2,678	2,958
Deferred taxes and other assets	27,340	26,951

Total assets	$230,270	$230,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,635	$7,813
Accrued compensation	11,255	13,702
Accrued warranty	1,626	1,550
Other accrued liabilities	11,391	12,483

Total current liabilities	32,907	35,548
Long-term obligations	4,833	5,264
Deferred income taxes	334	334

Total liabilities	38,074	41,146

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 500 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized, 53,372 shares issued and 41,510 outstanding at September 29, 2013; 52,956 shares issued and 41,097 outstanding at June 30, 2013	201,521	198,227
Accumulated other comprehensive loss	(156)	(276)
Accumulated deficit	(9,169)	(8,169)

Total stockholders’ equity	192,196	189,782

Total liabilities and stockholders’ equity	$230,270	$230,928

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012

Net revenue	$48,044	$56,391
Cost of sales:
Cost of products and services	27,382	31,900
Amortization of purchased technology	194	234
Restructuring charges	8	(45)

Total cost of sales	27,584	32,089

Gross profit	20,460	24,302
Operating expenses:
Research and development	6,795	8,313
Selling, general and administrative	14,161	16,227
Amortization of intangible assets	86	86
Restructuring charges	962	55

Total operating expenses	22,004	24,681

Operating loss	(1,544)	(379)

Interest income (loss), net of amortization (accretion) of premium (discount) on investments	88	(36)

Loss before taxes	(1,456)	(415)
Income tax benefit	(456)	(212)

Net loss	$(1,000)	$(203)

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)

Shares used in computing earnings (loss) per share:
Weighted average shares outstanding - basic and diluted	40,863	40,510

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Net loss	$(1,000)	$(203)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	54	99
Unrealized gain on investments	66	20

Other comprehensive income	120	119

Total comprehensive loss	$(880)	$(84)

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(1,000)	$(203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,869	1,557
Deferred income taxes	(569)	(382)
Loss on disposal of fixed assets	17	—
Stock-based compensation	1,554	1,772
Allowance for doubtful accounts	71	9
Provision for excess and obsolete inventory	662	534
Changes in assets and liabilities:
Accounts receivable	2,942	4,551
Inventories	2,635	1,185
Prepaids and other assets	(1,368)	(746)
Accounts payable	1,393	4,748
Accrued compensation	(2,447)	(3,882)
Other accrued liabilities	(1,447)	(1,344)

Net cash provided by operating activities	4,312	7,799

Cash flows from investing activities:
Purchases of short-term investments	(6,405)	(13,219)
Maturities/sale of short-term investments	4,500	8,500
Purchases of property, plant and equipment	(1,594)	(984)

Net cash used in investing activities	(3,499)	(5,703)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,740	1,759
Repurchase of common stock	—	(3,799)

Net cash provided by (used in) financing activities	1,740	(2,040)

Effect of exchange rate changes on cash	54	99

Net increase in cash and cash equivalents	2,607	155
Cash and cash equivalents at beginning of period	29,358	27,659

Cash and cash equivalents at end of period	$31,965	$27,814

Non-cash investing and financing activities:
Unrealized gain on investments, net	$66	$20
Property, plant and equipment purchases included in accounts payable	246	78
Cash payments for:
Income taxes	21	1,217

See notes to the condensed consolidated financial statements.

SYMMETRICOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symmetricom, Inc. (“Symmetricom,” “we,” “us,” the “Company,” or “our”) included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. In presenting the financial statements in accordance with accounting principles generally accepted in the United States (US GAAP), management makes certain estimates and assumptions that impact the amounts reported and related disclosures. Estimates, by their nature, are judgments based upon available information. Accordingly, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Symmetricom’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three months ended September 29, 2013 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending June 29, 2014.

The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of September 29, 2013 and June 30, 2013:

	Fair Value as of September 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$7,130	$7,130	$—	$—

Short-term investments:
Corporate debt securities and certificates of deposits	34,857	—	34,857	—
Government sponsored enterprise debt securities	10,251	—	10,251	—
Mutual funds	2,773	2,773	—	—

Total short-term investments	47,881	2,773	45,108	—

Total financial assets	$55,011	$9,903	$45,108	$—

Liabilities:
Contingent consideration	$650	$—	$—	$650

Total financial liabilities	$650	$—	$—	$650

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets:

Money market funds	$8,798	$8,798	$—	$—

Short-term investments:
Corporate debt securities and certificates of deposits	35,034	—	35,034	—
Government sponsored enterprise debt securities	8,246	—	8,246	—
Mutual funds	2,851	2,851	—	—

Total short-term investments	46,131	2,851	43,280	—

Total financial assets	$54,929	$11,649	$43,280	$—

Liabilities:
Contingent consideration	$650	$—	$—	$650

Total financial liabilities	$650	$—	$—	$650

The fair values of our money market funds and mutual funds were derived from quoted market prices as active markets for these instruments exist. The fair values of certificates of deposit, corporate debt securities and government sponsored enterprise debt securities were derived from non-binding market consensus prices that are corroborated by observable market data.

The investments in mutual funds are held in a Rabbi trust to support the terms of our deferred compensation plan.

The following table summarizes available-for-sale and trading securities recorded as cash and cash equivalents or short-term investments:

	Amortized Cost Basis	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
September 29, 2013
Money market funds	$7,130	$—	$7,130
Corporate debt securities and certificates of deposits	34,899	(42)	34,857
Government sponsored enterprise debt securities	10,258	(7)	10,251
Mutual funds	2,773	—	2,773

Total financial assets	$55,060	$(49)	$55,011

June 30, 2013
Money market funds	$8,798	$—	$8,798
Corporate debt securities and certificates of deposits	35,171	(137)	35,034
Government sponsored enterprise debt securities	8,263	(17)	8,246
Mutual funds	2,851	—	2,851

Total financial assets	$55,083	$(154)	$54,929

The following table summarizes the contractual maturities of fixed income securities (certificates of deposit, corporate debt securities and government sponsored enterprise debt securities) recorded as short-term investments as of September 29, 2013:

	Amortized	Fair
	Cost	Value
	(In thousands)

Less than 1 year	$6,367	$6,368
Due in 1 to 3 years	38,790	38,740

Total	$45,157	$45,108

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Level 3 financial liability:

The following table reconciles the beginning and ending balances for Level 3 liabilities for the first three months of 2014 (in thousands):

Contingent consideration
Balance as of June 30, 2013	$650
Add: Adjustment to present value of contingent consideration	—

Balance as of September 29, 2013	$650

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

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments, if any, are expected to be made quarterly, based upon revenue generated from the acquired product line, starting in the fourth quarter of fiscal 2013. No payments were made in the fiscal 2013 and in the first quarter of fiscal 2014. The valuation of this liability is estimated based upon a collaborative effort of the Company’s marketing and finance departments. These future contingent payments are calculated based on estimates of future revenue attributable to the acquired technology. To obtain a current valuation of these projected cash flows, an expected present value technique is applied using an appropriate discount rate. The cash flow projections and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made as future revenue projections are updated which affect the calculation of the related contingent consideration payments. These adjustments will be recorded in the condensed consolidated statement of operations.

Note 3. Inventories

Components of inventories were as follows:

	September 29, 2013	June 30, 2013
	(In thousands)

Raw materials	$17,976	$19,007
Work-in-process	10,055	11,025
Finished goods	13,188	14,484

Inventories	$41,219	$44,516

Note 4. Intangible Assets

Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Purchased technology	$26,606	$(24,827)	$1,779
Customer lists and trademarks	7,303	(6,404)	899

Total as of September 29, 2013	$33,909	$(31,231)	$2,678

Purchased technology	$26,606	$(24,633)	$1,973
Customer lists and trademarks	7,303	(6,318)	985

Total as of June 30, 2013	$33,909	$(30,951)	$2,958

The estimated future amortization expense by fiscal year is as follows:

Fiscal year:	(in thousands)

2014 (remaining 9 months)	$807
2015	714
2016	540
2017	233
2018	212
Thereafter	172

Total amortization	$2,678

Intangible asset amortization expense for the first quarter of fiscal 2014 and 2013 was $0.3 million and $0.3 million, respectively.

Note 5. Warranty

Changes in our accrued warranty liability were as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Beginning balance	$1,550	$1,722
Provision for warranty	970	731
Accruals related to change in estimate	(104)	117
Less: Actual warranty costs	(790)	(791)

Ending balance	$1,626	$1,779

Note 6. Long-term Obligations

Long-term obligations consist of:

	September 29, 2013	June 30, 2013
	(In thousands)
Long-term obligations:
Deferred revenue	$2,055	$1,979
Lease loss accrual, net	1,156	1,579
Rent accrual	633	713
Post-retirement benefits	182	186
Income tax	216	216
Contingent consideration for acquired business	591	591

Total	$4,833	$5,264

Note 7. Stockholders’ Equity

Stock Options and Awards Activity

Stock award activity for the three months ended September 29, 2013 is as follows:

		Non Performance-based Options Outstanding		Restricted Stock Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balances at June 30, 2013	2,893	8,086	$5.64	396	$5.28
Granted - options	(4)	4	4.97
Granted - restricted shares	(48)	—	—	26	4.92
Exercised	—	(239)	4.71
Vested	—	—	—	—	—
Cancelled and expired	516	(511)	5.67	(3)	5.89

Balances at September 29, 2013	3,357	7,340	$5.64	419	$5.25

On October 25, 2013, the shareholders approved an amendment to the 2006 Incentive Award Plan that authorized an additional 1.5 million shares for future issuance.

Stock options outstanding, vested and expected to vest, and exercisable as of September 29, 2013 were as follows:

Option	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)

Outstanding	7,340	3.96	$5.67	$258

Vested and expected to vest	7,172	3.86	$5.68	$256

Exercisable	4,305	2.65	$5.77	$221

The aggregate intrinsic value in the preceding table represents the total pre-tax value of stock options outstanding as of September 29, 2013, based on our common stock closing price of $4.83 on September 27, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of fiscal 2014 and 2013 was approximately $0.1 million and $0.3 million, respectively.

For the first quarter of fiscal 2014 and 2013, the weighted-average estimated fair value of options granted was $2.31 and $2.89 per share, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of Symmetricom stock-based awards to employees was estimated assuming no expected dividend and the weighted-average assumptions for the three months ended September 29, 2013 and September 30, 2012 as follows:

	Three months ended
	September 29, 2013	September 30, 2012
Expected life (in years)	4.9	4.9
Risk-free interest rate	1.6%	0.7%
Volatility	53.7%	56.6%

We calculated the stock-based compensation expense in the first quarter of fiscal 2014 and 2013, using an estimated annual forfeiture rate of 4.6% and 5.6%, respectively. At September 29, 2013, the total cumulative compensation cost related to unvested stock-based awards granted to employees, directors and consultants under the Company’s stock option plans, but not yet recognized, was approximately $5.9 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on an accelerated method basis over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table shows total stock-based compensation costs included in the condensed consolidated statements of operations:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)

Cost of sales	$239	$291
Research and development	176	361
Selling, general and administrative	1,139	1,120

Pre-tax stock-based compensation expense	1,554	1,772
Less: Income Tax effect	575	656

Net stock-based compensation expense	$979	$1,116

The above table includes expense of $0.1 million, relating to the employee stock purchase plan (ESPP) for the first quarter of both fiscal 2014 and 2013.

Note 8. Restructuring Charges

The following table shows the details of the restructuring cost accruals, which consist of facilities, severance costs, and consulting and outside services, at September 29, 2013 and June 30, 2013:

	Balance at June 30, 2013	Expense Additions	Payments	Balance at September 29, 2013
	(in thousands)
Lease loss accrual (fiscal 2004)	$112	$1	$(12)	$101
All other restructuring charges (fiscal 2004)	79	—	(5)	74
Lease loss accrual (fiscal 2009)	723	5	(68)	660
All other restructuring charges (fiscal 2010)	5	(5)	—	—
Lease loss accrual (fiscal 2011)	131	1	(14)	118
Lease loss accrual (fiscal 2012)	767	5	(79)	693
Lease loss accrual (fiscal 2013)	898	(290)	(92)	516
Severance (fiscal 2013)	1,691	901	(1,672)	920
All other restructuring charges (fiscal 2013)	10	352	(352)	10

Total	$4,416	$970	$(2,294)	$3,092

During the first three months of fiscal 2014, we incurred approximately $1.0 million in severance, consulting, and outside service charges related to our reduction in work-force and a reduction in facilities, partially off-set by sub-lease of one of our facilities that had previously been recorded as a lease loss at the time we ceased using that space. The lease loss accruals are subject to periodic revisions based on current market estimates. The lease loss accruals as of September 29, 2013 will be paid over the next three years.

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

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(1,000)	$(203)

Shares (denominator):
Weighted average common shares outstanding	41,260	40,826
Weighted average common shares outstanding subject to repurchase	(397)	(316)

Weighted average shares outstanding—basic and diluted	40,863	40,510

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)

Unvested restricted stock is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following common stock equivalents were excluded from the earnings (loss) per share calculation as their effect would have been anti-dilutive:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)

Stock options	7,340	7,281
Common shares subject to repurchase	419	316

Total shares of common stock excluded from diluted net income (loss) per share calculation	7,759	7,597

Note 10. Litigation and Contingencies

Litigation—The Company is or was a party to the following material litigations:

Former Texas Facility Environmental Cleanup

We formerly leased a tract of land in Texas for our operations. Those operations involved the use of solvents and, at the end of the lease, we remediated an area where the solvents had been deposited on the ground and obtained regulatory approval for that remedial activity. In 1996, an environmental investigation of the property detected those same contaminants in groundwater in excess of then current regulatory standards. The groundwater contamination has migrated to some adjacent properties. We have entered into the Texas Natural Resource Conservation Commission’s Voluntary Cleanup Program (the “Voluntary Cleanup Program”) to obtain regulatory approval for closure of this site and a release from liability to the State of Texas for subsequent landowners and lenders. We have notified adjacent property owners affected by the contamination of participation in the Voluntary Cleanup Program. On May 20, 2004, we received a demand from the owner of several adjacent lots for damages in the amount of $1.3 million, as well as seeking an indemnity for the contamination and a promise to remediate the contamination. On March 14, 2006, the adjacent property owner filed suit in Probate Court No. 1, Travis County, Texas (Anna B. Miller, Individually and as Executrix of the Estate of Robert L. Miller, et al. vs. Austron, Inc., et al.), seeking damages. Symmetricom has not yet been served in this matter, but we intend to defend this lawsuit vigorously. We are continuing to work on the remediation of the formerly leased site as well as the adjacent properties, and have also taken steps to begin work on the Miller property. As of September 29, 2013, we had an accrual of $75,000 for remediation costs and other ongoing monitoring costs which has been included within “other accrued liabilities” on our condensed consolidated balance sheet.

Michael E. McNeil, et al. vs. Jason Book, et al.

On or around May 25, 2010, Symmetricom was served with the first amended complaint in the case of Michael E. McNeil, et al. vs. Jason Book, et al. (Case No. CV165643) filed in Santa Cruz County Superior Court, California. The first amended complaint added Symmetricom and several other parties to the lawsuit, which had been originally filed in 2009 by plaintiffs against their former attorney for legal malpractice in connection with certain settlement agreements in 1999 between plaintiffs and Datum (a company acquired by Symmetricom) in which they assigned to Datum certain intellectual property rights. Symmetricom was served with the second amended complaint on or around January 7, 2011. The second amended complaint alleges several causes of action, including claims against Symmetricom for contract rescission, breach of contract, conversion and unjust enrichment, and seeks unspecified monetary damages along with equitable relief. On or around October 8, 2013, plaintiffs dismissed their state court claim without prejudice and filed a complaint in the United States District Court for the Northern District of California. The federal complaint asserts claims for breaches of the same settlement agreements at issue in the prior state court complaints, as well as related claims for unjust enrichment, tortuous interference and declaratory relief. Management believes that this lawsuit has no merit or basis and intends to defend this lawsuit vigorously and as a result, no accrual has been made in relation to this litigation. Management believes the final outcome of this matter will not have a material adverse effect on our financial position and results of operations.

Barron Young vs. Symmetricom, Inc., et al.

On October 29, 2013, the Company, members of the Company’s board of directors, and Microsemi Corporation were named as defendants in an alleged class action lawsuit brought by a purported Company stockholder challenging the transactions contemplated by the Merger Agreement (described in further detail below in Note 12 – Subsequent Event), which was filed in the Superior Court of the State of California, County of Santa Clara, and captioned Barron Young vs. Symmetricom, Inc. et al., Case Number 3CV255292 (the “Young Action”). The Young Action purports to be brought individually and as a class action on behalf of the Company’s stockholders and generally alleges that, among other things, (i) each member of the Company’s board of directors breached his or her fiduciary duties in connection with the transactions contemplated by the Merger Agreement, (ii) the Company and Microsemi Corporation aided and abetted those breaches, and (iii) the proposed compensation payable to plaintiff and the class in the transactions contemplated by the Merger Agreement is unfair and inadequate. The Young Action seeks, among other relief, to enjoin the defendants from consummating the transactions contemplated by the Merger Agreement, rescission to the extent such transactions are consummated, and attorneys’ fees and costs.

William Rapien v. Symmetricom, Inc., et al.

On November 4, 2013, the Company, members of the Company’s board of directors, and Microsemi Corporation were named as defendants in an alleged class action lawsuit brought by a purported Company stockholder challenging the transactions contemplated by the Merger Agreement, which was filed in the Court of Chancery of the State of Delaware, and captioned William Rapien v. Symmetricom, Inc., et al., Case Number 9058 (the “Rapien Action” and, together with the Young Action, the “Lawsuits”). The Rapien Action purports to be brought individually and as a class action on behalf of the Company’s stockholders and generally alleges that, among other things, (i) each member of the Company’s board of directors breached his or her fiduciary duties in connection with the transactions contemplated by the Merger Agreement, including by making inadequate and misleading disclosures to Company stockholders relating to the transactions contemplated by the Merger Agreement, (ii) the Company and Microsemi Corporation aided and abetted those breaches, and (iii) the proposed compensation payable to plaintiff and the class in the transactions contemplated by the Merger Agreement is unfair and inadequate. The Rapien Action seeks, among other relief, to enjoin defendants from consummating the transactions contemplated by the Merger Agreement, rescission and rescissory damages to the extent the transactions are consummated, damages and attorneys’ fees and costs.

The Company’s management believes that the claims asserted in each of the Lawsuits are without merit and intends to defend its position against the allegations in each Lawsuit. However, a negative outcome in either Lawsuit could have a material adverse effect on the Company if either Lawsuit results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. The Company is not currently able to predict the outcome of either Lawsuit with any certainty. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

General

Under the indemnification provisions of our standard sales contracts, we agree to defend the customer against First party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/customer. The exposure to us under these indemnification provisions is generally limited to the total amount paid by the customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions. We believe the estimated fair value of these indemnification agreements is not material.

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

Segment revenue, gross profit, and operating income (loss) were as follows during the periods presented:

Three months ended September 29, 2013

	Communications	Government and Enterprise	Corporate	Total

Net revenue	$23,569	$24,475	$—	$48,044
Cost of sales	10,741	16,840	3	27,584

Gross profit	12,828	7,635	(3)	20,460
Operating expenses	7,567	6,154	8,283	22,004

Operating income (loss)	$5,261	$1,481	$(8,286)	$(1,544)

Three months ended September 30, 2012

	Communications	Government and Enterprise	Corporate	Total

Net revenue	$31,439	$24,952	$—	$56,391
Cost of sales	15,210	16,924	(45)	32,089

Gross profit	16,229	8,028	45	24,302
Operating expenses	9,691	7,188	7,802	24,681

Operating income (loss)	$6,538	$840	$(7,757)	$(379)

The information in the Corporate category above represents corporate-related costs that are not allocated to either of our two segments for the purpose of evaluating their performance. The following table outlines our major corporate-related costs:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)

Selling, general and administrative costs	$7,316	$7,747
Restructuring charges	970	10

Corporate-related total	$8,286	$7,757

Note 12. Subsequent Event

On October 21, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Microsemi Corporation, a Delaware corporation (“Microsemi”), and PETT Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Microsemi (“Purchaser”), pursuant to which Microsemi will acquire the Company.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Purchaser commenced a cash tender offer (the “Offer”) on October 28, 2013 to purchase all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $7.18 per Share, net to the tendering stockholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). The Offer is presently scheduled to expire at 12:00 a.m. New York City time on November 25, 2013. Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company (the “Merger”), and the Company will survive the Merger as a wholly owned subsidiary of Microsemi. At the effective time of the Merger (the “Effective Time”), each outstanding Share, other than Shares owned by the Company, Microsemi or their respective subsidiaries immediately prior to the Effective Time, will automatically be converted into the right to receive the Per Share Amount on the terms and subject to the conditions set forth in the Merger Agreement.

The Company, Microsemi and Purchaser have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding the operation of the Company’s business prior to the closing of the Merger. The Merger Agreement provides for a “go-shop” period for the Company through November 8, 2013, during which period the Company will be permitted to solicit, and provide information and enter into discussions concerning, proposals relating to alternative business combination transactions. Following such date, the Company will be generally prohibited from engaging in such activities, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights for each of the Company, Microsemi and Purchaser and further provides that upon termination of the Merger Agreement under specified circumstances the Company may be required to pay Microsemi a termination fee of $10,400,000 or, in certain specified circumstances, a lower termination fee of $5,050,000.

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

These risks and uncertainties include, but are not limited to, risks associated with our proposed acquisition by Microsemi Corporation (“Microsemi”), including uncertainties as to how many of the Company’s stockholders will tender their shares in the tender offer; the possibility that competing offers or acquisition proposals will be made; the possibility that various conditions to the consummation of the transactions may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transactions; the effects of disruption from the transactions on the Company’s business and the fact that the announcement and pendency of the transactions may make it more difficult to establish or maintain relationships with employees, suppliers, customers and other business partners; the risk that any stockholder litigation in connection with the transactions may result in significant costs of defense, indemnification and liability; the costs of negotiating and consummating the transactions; and other risks and uncertainties pertaining to the Company’s business, including the extent and magnitude of customer orders received and shipped within the same quarter, risks relating to general economic conditions in the markets we address and the telecommunications and government and enterprise markets in general, risks related to the development of our new products and services, our reliance on our contract manufacturer, the effects of increasing competition and competitive pricing pressure, uncertainties associated with changing intellectual property laws, developments in and expenses related to litigation, inability to obtain sufficient amounts of key components, the rescheduling or cancellations of key customer orders, the loss of a key customer, the effects of new and emerging technologies, the risk that excess inventory may result in write-offs, price erosion and decreased demand, fluctuations in the rate of exchange of foreign currency, changes in our effective tax rate, market acceptance of our new products and services, technological advancements, undetected errors or defects in our products, the risks associated with our international sales, potential short-term investment losses and other risks due to credit market dislocation, geopolitical risks and risk of terrorist activities, the risks associated with attempting to integrate other companies and businesses we acquire, and the other risks set forth below in Part II, Item 1A, “Risk Factors.”

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

Overview

Symmetricom is a leading source of highly precise timekeeping technologies, instruments and solutions. We generate, distribute and apply precise time for the communications, aerospace/defense, power, IT infrastructure and metrology industries. Symmetricom’s customers, from communications service providers and network equipment manufacturers to governments and their suppliers worldwide, are able to build more reliable networks and systems by using our advanced timing technologies, atomic clocks, services and solutions. Our products support today’s precise timing standards, including GPS-based timing, IEEE 1588 (PTP), Network Time Protocol (NTP), Synchronous Ethernet, Building Integrated Timing Supply (BITS) and Data Over Cable Service Interface Specifications (DOCSIS(R)) timing.

Recent Developments

On October 21, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Microsemi and PETT Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Microsemi (“Purchaser”), pursuant to which Microsemi will acquire the Company.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Purchaser commenced a cash tender offer (the “Offer”) on October 28, 2013 to purchase all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a purchase price of $7.18 per Share, net to the tendering stockholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). The Offer is presently scheduled to expire at 12:00 a.m. New York City time on November 25, 2013. Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company (the “Merger”), and the Company will survive the Merger as a wholly owned subsidiary of Microsemi. At the effective time of the Merger (the “Effective Time”), each outstanding Share, other than Shares owned by the Company, Microsemi or their respective subsidiaries immediately prior to the Effective Time, will automatically be converted into the right to receive the Per Share Amount on the terms and subject to the conditions set forth in the Merger Agreement.

The Company, Microsemi and Purchaser have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding the operation of the Company’s business prior to the closing of the Merger. The Merger Agreement provides for a “go-shop” period for the Company through November 8, 2013, during which period the Company will be permitted to solicit, and provide information and enter into discussions concerning, proposals relating to alternative business combination transactions. Following such date, the Company will be generally prohibited from engaging in such activities, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights for each of the Company, Microsemi and Purchaser and further provides that upon termination of the Merger Agreement under specified circumstances the Company may be required to pay Microsemi a termination fee of $10,400,000 or, in certain specified circumstances, a lower termination fee of $5,050,000.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended September 29, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Known Trends and Uncertainties Impacting Future Results of Operations

Current macro-economic factors are dynamic and uncertain and are likely to remain so in the remainder of fiscal 2014. If difficult economic conditions continue or markedly worsen, if there are further reductions in government /defense spending, or if there are further reductions in wireline modernization spending, our customers may delay or reduce capital expenditures. These factors have resulted in and could continue to result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and procurement difficulties.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total net revenue for the three months ended September 29, 2013 and September 30, 2012:

	Three Months Ended
	September 29, 2013	September 30, 2012
Net revenue

Communications	49.1%	55.8%
Government and Enterprise	50.9%	44.2%

Total net revenue	100.0%	100.0%

Cost of products and services	57.0%	56.6%
Amortization of purchased technology	0.4%	0.4%
Restructuring charges	0.0%	(0.1)%

Gross profit	42.6%	43.1%
Operating expenses:
Research and development	14.1%	14.7%
Selling, general and administrative	29.5%	28.8%
Amortization of intangible assets	0.2%	0.2%
Restructuring charges	2.0%	0.1%

Operating loss	(3.2)%	(0.7)%
Interest income (loss), net of amortization (accretion) of premium (discount) on investments	0.2%	(0.1)%
Loss before taxes	(3.0)%	(0.7)%
Income tax benefit	(0.9)%	(0.4)%

Net loss	(2.1)%	(0.4)%

Net Revenue

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Net Revenue :
Communications	$23,569	$31,439	$(7,870)%	(25.0)%
Government and Enterprise	24,475	24,952	(477)	(1.9)

Total Net Revenue	$48,044	$56,391	$(8,347)%	(14.8)%
Percentage of Revenue	100%	100%

First Quarter of Fiscal 2014: Net revenue consists of sales of products, software licenses, and services. In the first quarter of fiscal 2014, net revenue decreased $8.3 million, or 14.8%, compared to the corresponding quarter of fiscal 2013. The decrease of $7.9 million, or 25%, in Communications revenue was due to lower sales of Traditional Synchronization equipment for wireline and cable network infrastructure. The decrease of $0.5 million, or 1.9%, in Government and Enterprise segment revenue was due to lower U.S. government spending partially offset by higher Quantum™ Chip Scale Atomic Clock (CSAC) revenue.

Gross Profit:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Gross Profit :
Communications	$12,828	$16,229	$(3,401)	(21.0)%
Government and Enterprise	7,635	8,028	(393)	(4.9)
Corporate related	(3)	45	(48)	(106.7)

Total Gross Profit	$20,460	$24,302	$(3,842)	(15.8)%
Percentage of Revenue	42.6%	43.1%

First Quarter of Fiscal 2014: Gross profit as a percentage of revenue in the first quarter of fiscal 2014 decreased to 42.6%, compared to 43.1% in the corresponding quarter of fiscal 2013, due to higher manufacturing costs.

In the first quarter of fiscal 2014, gross profit as a percentage of revenue for our Communications segment increased to 54.4%, compared to 51.6% in the same period of the prior year, due to lower manufacturing costs. Gross profit as a percentage of revenue for our Government and Enterprise segment decreased to 31.2% in the first quarter of fiscal 2014, compared to 32.2% in the first quarter of fiscal 2013, due to unfavorable shift in product mix to lower margin products.

Operating Expenses:

Research and Development Expense:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Research and development expense	$6,795	$8,313	$(1,518)	(18.3)%
Percentage of Revenue	14.1%	14.7%

First Quarter of Fiscal 2014: Research and development expense consists primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. These expenses decreased in the first quarter of fiscal 2014 compared to same quarter of fiscal 2013 due to lower employee compensation expenses resulting from the restructuring activities begun in June 2013. In addition, there were lower travel and entertainment expenses, and outside consulting fees. We expect that research and development expenses in the second quarter of fiscal 2014 will be similar to the first quarter of fiscal 2014.

Selling, General and Administrative:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Selling, general and administrative	$14,161	$16,227	$(2,066)	(12.7)%
Percentage of Revenue	29.5%	28.8%

First Quarter of Fiscal 2014: Selling, general and administrative expenses consist primarily of salaries, benefits, sales commissions and travel-related expenses for our sales and services, marketing, and general and administrative departments. Selling, general, and administrative expenses in the first quarter of fiscal 2014 decreased compared to same quarter of fiscal 2013 due to lower employee compensation expenses resulting from the restructuring begun in June 2013. In addition, there were lower travel and entertainment expenses, and sales commission expenses compared to the first quarter of fiscal 2013. We expect that selling, general and administrative expenses in the second quarter of fiscal 2014 will be consistent with the first quarter of fiscal 2014.

Amortization of intangible assets:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Amortization of intangible assets	$86	$86	$—	—%
Percentage of Revenue	0.2%	0.2%

Amortization of intangible assets in the first quarter of fiscal 2014 was comparable to the corresponding period of fiscal 2013.

Restructuring charges:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Restructuring charges	$962	$55	$907	1,649.1%
Percentage of Revenue	2.0%	0.1%

Restructuring charges in the first quarter of fiscal 2014 consisted of severance, consulting and outside service charges related to our reduction in work force and facilities, partially off-set by sublease of one of our facilities that had previously been recorded as a lease loss at the time we ceased using that space.

Interest income, net of amortization (accretion) of premium (discount) on investments:

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Interest income (loss), net of amortization (accretion) of premium (discount) on investments	$88	$(36)	$124	(344.4)%
Percentage of Revenue	0.2%	(0.1)%

Interest income, net of amortization (accretion) of premium (discount) on investments increased $0.1 million in the first quarter of fiscal 2014 compared to the same period of the prior year due to higher yields in the first quarter of fiscal 2014.

Income tax provision (benefit):

	Three Months Ended		$ Change	% Change
	September 29, 2013	September 30, 2012

Income tax provision (benefit)	$(456)	$(212)	$(244)	115.1%
Percentage of Revenue	(1.0)%	(0.4)%

First Quarter of Fiscal 2014: We recorded an income tax benefit of $0.5 million in the first quarter of fiscal 2014, compared to a benefit of $0.2 million in the corresponding quarter of fiscal 2013. Our effective tax rate in the first quarter of fiscal 2014 was 31.3%, compared to an effective tax rate of 51.1% in the corresponding period of fiscal 2013. The effective tax rate for the first quarter of fiscal 2013 benefitted from employees’ disqualifying dispositions of shares purchased through our employee stock purchase plan.

Key Operating Metrics

A key operating metric for measuring our performance is sales backlog. A comparison of this metric at the end of the first quarter of fiscal 2014 with the end of fiscal 2013 is below:

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

Our backlog totaled $53.6 million as of September 29, 2013, compared to $45.3 million as of June 30, 2013.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments:

	September 29, 2013	June 30, 2013	Change
Cash and cash equivalents	$31,965	$29,358	$2,607
Short-term investments	47,881	46,131	1,750

Total	$79,846	$75,489	$4,357

As of September 29, 2013, our principal sources of liquidity consisted of cash, cash equivalents, and short-term investments of $79.8 million and accounts receivable of $35.7 million.

As of September 29, 2013, working capital was $144.1 million compared to $141.6 million as of June 30, 2013.

Our days sales outstanding in accounts receivable was 68 days as of September 29, 2013, consistent with 68 days as of June 30, 2013.

Our principal uses of cash historically have consisted of the purchase of inventories, payroll, and other operating expenses related to the manufacturing of products, development of new products, and purchase of property and equipment.

Cash flows from operating activities

Net cash provided by operating activities in the first three months of fiscal 2014 was $4.3. million. Net cash provided by operating activities consisted of non-cash charges of $3.6 million and net changes in assets and liabilities of $1.7 million, partially offset by a net loss of $1.0 million. The non-cash charges consisted of $1.9 million in depreciation and amortization, $1.6 million in stock-based compensation, $0.1 million in allowance for doubtful accounts, $0.7 million in provision for excess and obsolete inventory, partially offset by a $0.6 million use of deferred income taxes. Net changes in assets and liabilities consisted primarily of a $2.6 million decrease in inventories, a $2.9 million decrease in accounts receivable, a $1.4 million increase in accounts payable, partially offset by an increase in prepaids and other assets of $1.4 million, a decrease in accrued compensation of $2.4 million and a decrease in other accrued liabilities of $1.4 million.

Cash flows from investing activities

Net cash used in investing activities was $3.5 million in the first three months of fiscal 2014, which included the purchase of $6.4 million of short-term investments and $1.6 million of property, plant and equipment, partially offset by the maturities/sale of short-term investments of $4.5 million.

Cash flows from financing activities

Net cash provided by financing activities was $1.7 million in the first three months of fiscal 2014, which represented cash generated from the issuance of common stock under our ESPP and stock option program.

Contingencies

See Item 1 of Part I, Financial Statements—Note 10—Litigation and Contingencies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1—Basis of Presentation and Recently Issued Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Symmetricom, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Our exposure to market risk has not changed materially since June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, Financial Statements—Note 10—Litigation and Contingencies.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. The risks discussed in our Annual Report on Form 10-K and the new risk factors set forth below could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K and the new risk factors set forth below are not the only risks facing us. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Several new risk factors are set forth below:

The announcement and pendency of our proposed acquisition by Microsemi could have an adverse effect on our business, financial condition, operating results or stock price.

The announcement and pendency of the Offer and the Merger could disrupt our business in the following ways, among others:

•	our suppliers, customers and other business partners may seek to terminate and/or renegotiate their relationships with us or determine to delay or defer purchase decisions with regards to our products as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•	our management’s attention may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from the day-to-day operation of our business, including from other opportunities that might otherwise be beneficial to us; and

•	our employees may experience uncertainty regarding their future roles with Microsemi, which might adversely affect our ability to retain and motivate key personnel and may adversely affect the focus of our employees on our business.

Any of these matters could adversely affect our stock price or harm our business, financial condition, operating results or stock price.

Failure to complete the proposed acquisition by Microsemi could negatively impact our business, financial condition, operating results or stock price.

The completion of the Offer and the Merger are subject to a number of conditions, including, among others, that (i) there is validly tendered (and not withdrawn) at least a majority of the sum of (x) the Company’s then outstanding Shares plus (y) a number equal to the number of Shares issuable upon the conversion of any convertible securities or upon the exercise of any options, warrants or other rights to acquire Shares at an exercise or conversion price below the Per Share Amount, and (ii) certain regulatory clearances have been obtained by the parties. In addition, the Merger Agreement contains certain termination rights for each of the Company, Microsemi and Purchaser and further provides that upon termination of the Merger Agreement under specified circumstances the Company may be required to pay Microsemi a termination fee of $10,400,000 or in certain specified circumstances, a lower termination fee of $5,050,000. If the Offer and the Merger are not completed, we will be subject to certain risks, including:

•	the current price of our common stock may reflect a market assumption that the Offer and the Merger will occur; therefore, a failure to complete the Offer and the Merger could result in a decline in the price of our common stock;

•	we may be required to pay Microsemi a termination fee of $10,400,000 (or in certain specified circumstances, a lower termination fee of $5,050,000) if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the Offer and the Merger whether or not the proposed acquisition is completed;

•	any stockholder litigation in connection with the Offer or the Merger may result in significant costs of defense, indemnification and liability; and

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Offer and the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies.

If the proposed acquisition by Microsemi is not completed, any of these risks could materially and adversely affect our business, financial condition, operating results or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger by and among Microsemi Corporation, PETT Acquisition Corp. and Symmetricom, Inc., dated as of October 21, 2013 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 000-02287) filed on October 22, 2013).*

10.1	Symmetricom, Inc. Amended and Restated Deferred Compensation Plan, effective as of October 30, 2008

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYMMETRICOM, INC.
(Registrant)

Date: November 6, 2013	By:	/S/ ELIZABETH A. FETTER
Elizabeth A. Fetter
Chief Executive Officer (Principal Executive Officer) and Director

Date: November 6, 2013	By:	/S/ JUSTIN R. SPENCER
Justin R. Spencer
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)